Form 10KSB
period 2002-12-31
PENDER INTERNATIONAL INC
filed 2003-04-01
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

                        Commission File Number 000-50045


                           PENDER INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                            33-0823179
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


     1445 Marpole Avenue, Suite 409
         Vancouver, BC Canada                                  V6H 1S5
(Address of Principal Executive Offices)                      (Zip Code)


                                 (604) 733-5055
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2002.

As of December 31, 2002, the registrant had 5,214,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I......................................................................   1
ITEM 1.  BUSINESS...........................................................   1
ITEM 2.  PROPERTIES.........................................................   5
ITEM 3.  LEGAL PROCEEDINGS..................................................   6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............   6

PART II .....................................................................  6
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  7
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................  9
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.......................................................... 18

PART III..................................................................... 19
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 19
ITEM 10. EXECUTIVE COMPENSATION.............................................. 21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 21
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 21

PART IV ..................................................................... 21
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 21
SIGNATURES................................................................... 21

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Pender International, Inc. was incorporated in Delaware on August 26, 1998. Our business is the importation and sale of furniture and fixtures from Mexico into the United States and Canada.

We received our initial funding through the sale of common stock to investors from the period of approximately October 15, 1999 until July 30, 2000. We offered and sold 212,000 common stock shares at $0.10 per share to non-affiliated private investors, and 2,000 common stock shares at $0.10 per share to a prior director.

Pender International has never had any bankruptcy, receivership, or similar proceedings. Pender International has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

PRINCIPAL PRODUCTS

We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

We currently market in British Columbia and the West coast of the United States.

We have taken the following steps in our business: identified manufacturers of quality furniture products in Mexico, purchased furniture from those manufacturers, designed a system for efficiently handling customs procedures and transportation of products from Mexico into the United States and Canada, marketed and sold furniture products from Mexico to United States and Canadian customers, and filed a Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors.

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, obtain a listing on the Over the Counter Electronic Bulletin Board during the first quarter of 2003, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third and fourth quarters of 2003. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

DISTRIBUTION METHODS

Once we obtain our planned financing, we intend to offer information about our furniture to prospective customers on a web site. Our management intends to directly market to local interior designers and speciality furniture boutique stores utilizing telephone solicitation, mailings, and personal visits to those stores. One distribution method will be aimed at furniture retailers in the Western United States and Canada through our web site and direct contact with interior designers and speciality furniture boutique stores. A second distribution method will be through our planned two showroom/warehouses. We intend to utilize magazine advertising in such publications as "Vancouver Magazine", "Today's Homeowner ", "Better Homes and Gardens", and "House Beautiful" to make our products known to potential customers in the United States and Canada. We intend to rely on common carriers to ship our products to interior designers, speciality showroom/warehouses, and retail customers. We are aware of common carrier shippers, such as United Parcel Service, but we do not have any contracts or arrangements with any shipping companies for delivery of our products.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

Pender has no new product or service planned or announced to the public.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We have established purchasing arrangements with the following furniture and fixtures manufacturers in Mexico: Alex Curios Furniture, Los Arcos Furniture, Mallorca Designer Furniture, and Carpinteria Diaz Fine Custom Furniture. While we do not have long-term current contracts with suppliers to manufacture furniture products, or written purchasing agreements or letters of intent, we have informally discussed our intent to use their manufacturing plants to fulfill our anticipated sales volume. Through our dealings with these furniture manufacturers, we believe we will be able to deliver custom ordered furniture within sixty to ninety days, however we do not have any written guarantees that these furniture manufacturers will be able to fulfill our planned sales volume. We plan to enter into agreements with one or more manufacturers of furniture and fixtures after raising capital per our business plan.

COMPETITION AND COMPETITIVE POSITION

The size and financial strength of our primary competitors in the replica furniture business are substantially greater than those of the company. In examining major retail store competitors, such as El Tecolote, Su Casa, Martinez Iron Arts and Mexican Only, we have found they offer a variety of imported furniture in their Southern California and Southern Arizona market. Our competitors have longer operating histories, larger customer bases, and greater brand recognition than we do. We intend to focus our marketing in Canada and the Pacific Northwest, and then in all Western States, except for Southern
California and Southern Arizona. We intend to operate in areas not currently served by our competitors, build volume, and then negotiate lower factory prices based upon our size before we enter the Southern California and Southern Arizona markets. We are not aware of any significant barriers to our expansion in the market for high-end furniture sales, however, we are aware we have only an insignificant market share of high-end furniture sales. We are not able to estimate our exact share of this market at this time.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any one or a few major customers. We plan to initially focus on the general population furniture buyers in British Columbia and the state of Washington.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.

GOVERNMENTAL REGULATIONS

We are not required to apply for or have any government approval for our products or services other than existing customs regulations. We have imported furniture into the United States and Canada from Mexico, and there are no current trade or customs barriers to the importation of Mexican furniture.

RESEARCH AND DEVELOPMENT

The Company has spent no money over the past two years on research and development. Currently, the Company has no employees excluding the current officer and director.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION ON THE COMPANY

We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the Western United States and Canada.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We are unaware of any United States or Canadian environmental laws or regulations that relate directly or indirectly to our operations.

EMPLOYEES

Pender's only current employee is its one officer who will devote, as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring six new full time employees during the next twelve months.

REPORTS TO SECURITIES HOLDERS

We will provide upon request an annual report that includes our financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our Form 10-SB becomes effective, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8 and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

Investors in Pender should be aware of the following material risks associated with our business plan:

WE ARE IN THE DEVELOPMENT STAGE OF OUR BUSINESS. PENDER HAS A LIMITED OPERATING HISTORY, AND MINIMAL PROFITS. AT THIS STAGE OF OUR BUSINESS PLAN, EVEN WITH OUR GOOD FAITH EFFORTS, OUR SHAREHOLDERS ARE ACCEPTING A HIGH PROBABILITY OF LOSING THEIR INVESTMENT.

     While we fully intend to meet our goals per our business plan, our plan may not work. In such a scenario, we could remain as a small company with a minor level of operations, revenues, or profits. There is no guarantee that we will be able to expand our business per our business plan milestones.

WE HAVE RECEIVED A GOING CONCERN OPINION ON OUR FINANCIAL STATEMENTS THAT RAISES SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We may not have sufficient cash, assets, or revenues to cover our operating costs and allow us to continue as a going concern. If we are unable to raise additional funds in the equity securities market, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, remain as a development stage company until such time as necessary funding could be raised in the equity securities market.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE FUNDS OF $800,000 THROUGH A PRIVATE PLACEMENT. WITHOUT FUNDING, WE COULD REMAIN AS A START-UP COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with the business plan, however, there can be no assurance that our efforts will be successful. Depending upon the amount of additional funding we receive, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR COMPETITORS ARE WELL ESTABLISHED AND HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING, PERSONNEL AND OTHER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARES IN OUR INDUSTRY, WE MAY EXPERIENCE LESS REVENUE THAN ANTICIPATED AND A SIGNIFICANT REDUCTION IN OUR PROFIT.

     While we believe we will be able to successfully compete against other similar companies, there is no assurance we will be successful in attracting enough new sales to be a competitive force in our industry.

THERE IS NO CURRENT PUBLIC MARKET FOR PENDER'S SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICALLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We plan to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. While this could create liquidity for our shareholders through public trading by securities dealers, we do not know when we will be able to file for trading. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

IF PENDER BECOMES LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN THE COMPANY'S SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

ITEM 2 - DESCRIPTION OF PROPERTY

Pender's principal executive office is located at 1445 Marpole Ave. #409, Vancouver, British Columbia, Canada, our mailing address is 1445 Marpole Ave. #409, Vancouver, B.C., Canada V6H 1S5. The director of the corporation provides the principal executive office and telephone number. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the director almost exclusively used the telephone and mailing address for other business purposes. This office space is leased by the director, and will not be used for furniture showroom or warehouse space. Management considers our current principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital of $800,000 and then begin hiring new employees per our business plan.

ITEM 3 - LEGAL PROCEEDINGS

Pender International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2002.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

We plan to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC
Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids", "asks" and volume. We have not as of this date contacted an authorized OTCBB market maker for sponsorship of our securities on the OTCBB.

As of the date of this filing, there is no public market for our securities. There has been no public trading of the company's securities, and, therefore, no high and low bid pricing of the securities.

HOLDERS

As of June 30, 2002, Pender had 49 shareholders of record.

DIVIDENDS

The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

Pender issued Ms. Harvey 5,000,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $500. Ms. Harvey purchased 2,000 common stock shares on February 8, 2000 for cash in the amount of $200. Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $250, Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on July 3, 2002 for cash in the amount of $250, for a total of 5,000,000 Rule 144 shares. We relied upon Section 4(2) of Securities Act of 1933, as amended. This did not constitute a public offering.

From the period of approximately October 15, 1999 until July 30, 2000, the company offered and sold 212,000 shares at $0.10 per share to 47 non-affiliated private investors, and 2,000 shares at $.10 per share to a former director. The company relied upon Regulation S, category 3 of Rule 903 of the Securities Act of 1933, as amended (the "Act"). Each prospective investor was given a private placement memorandum designed to disclose all material aspects of an investment in the company, including the business, management, offering details, risk factors and financial statements. Each investor also completed a subscription confirmation letter and private placement subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, were non U.S. persons, and had adequate and reasonable opportunity and access to any corporate information necessary to make an informed investment decision, that the securities would be resold in accordance with Regulation S or pursuant to an available exemption. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Regulation S restrictive legend. In addition, the Company has adopted in conjunction with the sale of these securities a board resolution to refuse to register or transfer any of the securities made in accordance with the provisions of Regulation S.

Under the Securities Act of 1933, all sales of an issuers' securities or sales by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our current cash balance is $2,823. We believe the current cash balance is sufficient to fund the current minimum level of operations through the fourth quarter of 2003, however, in order to advance the company's business plan we must raise capital through the sale of equity securities. To date, we have sold $21,900 in equity securities. Sales of the company's equity securities have allowed us to maintain a positive cash flow balance.

PLAN OF OPERATION

Our business plan includes the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, obtain a listing on the Over the Counter Electronic Bulletin Board during the second quarter of 2003, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third and fourth quarters of 2003. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, we intend to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

We will only be able to continue to advance our business plan after we receives capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial space in Vancouver and Seattle, purchase inventory, and begin sales of our imported furniture. We intend to use the equity capital to fund the business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received, we will be forced to rely on existing cash in the bank and funds loaned by the director and officer. The officer and director have not, as of the date of this filing, loaned any funds to the company. There are no formal commitments or arrangements to advance or loan funds to the company or repay any such advances or loans. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. We plan to purchase approximately $20,000 in furniture and equipment during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase of six employees during the next twelve months.

COMPARISON OF FISCAL YEAR 2002 WITH FISCAL YEAR 2001

Revenues for fiscal year 2002 were $7,770 compared with $0 in 2001. General and Administrative Expenses were $9,633 in 2002 and $7,402 in 2001. The Company does not consider this a material change. Net loss in 2002 $9,227 as against $7,702 in 2001. The Company does not consider this a material change. The Company had Total Assets of $2,823 at December 31, 2002 as compared to $11,250 at December 31, 2001. This decrease was due to loss on operations. As of December 31, 2002, the Company had working capital of $2,823 compared to $4,186 at December 31, 2001 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beckstead and Watts, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Pender International, Inc.

We have audited the Balance Sheets of Pender International, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period August 26, 1998 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pender International, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the period August 26, 1998 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP

March 25, 2003

                           Pender International, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                                                     December 31,
                                                               -------------------------
                                                                 2002             2001
                                                               --------         --------
ASSETS

Current assets:
  Cash                                                         $  2,823         $  4,186
  Inventory                                                          --            7,064
                                                               --------         --------
      Total current assets                                        2,823           11,250
                                                               --------         --------

                                                               $  2,823         $ 11,250
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                $  5,000         $  5,000
  Accrued interest payable                                        1,275              975
                                                               --------         --------
      Total current liabilities                                   6,275            5,975
                                                               --------         --------

Stockholders' equity:
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                       --               --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,214,000 shares issued and outstanding
   as of 12/31/02 and 12/31/01                                      521              521
  Additional paid-in capital                                     25,379           23,879
  Subscriptions payable                                              --            1,000
  (Deficit) accumulated during development stage                (29,352)         (20,125)
                                                               --------         --------
                                                                 (3,452)           5,275
                                                               --------         --------

                                                               $  2,823         $ 11,250
                                                               ========         ========

The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations

                                                      For the years ended          August 26, 1998
                                                          December 31,             (Inception) to
                                                   ----------------------------      December 31,
                                                      2002             2001             2002
                                                   -----------      -----------      -----------
Revenue                                            $     7,770      $        --      $     9,719
Cost of goods sold                                       7,064               --            9,013
                                                   -----------      -----------      -----------

Gross profit                                               706               --              706
                                                   -----------      -----------      -----------
Expenses:
  General and administrative expenses                    9,633            7,402           28,783
                                                   -----------      -----------      -----------
    Total expenses                                       9,633            7,402           28,783
                                                   -----------      -----------      -----------
Other (expense):
  Interest (expense)                                      (300)            (300)          (1,275)
                                                   -----------      -----------      -----------

Net (loss)                                         $    (9,227)     $    (7,702)     $   (29,352)
                                                   ===========      ===========      ===========
Weighted average number of common shares
 outstanding - basic and fully diluted               5,214,000        5,006,449
                                                   ===========      ===========

Net (loss) per share - basic and fully diluted     $     (0.00)     $     (0.00)
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                                                    (Deficit)
                                                                                   Accumulated     Total
                                    Common Stock         Additional  Subscriptions    During    Stockholders'
                                 -------------------       Paid-in      Payable    Development    Equity
                                 Shares       Amount       Capital   (Receivable)     Stage      (Deficit)
                                 ------       ------       -------   ------------     -----      ---------
October 1998
  Founders shares issued
  issued for subscriptions
  receivable                    5,000,000      $ 500      $    --     $   (500)     $     --      $    --

Net (loss) August 26, 1998
 (Inception) to
 December 31, 1998                                                                    (2,939)      (2,939)
                               ----------      -----      -------     --------      --------      -------
Balance, December 31, 1998      5,000,000        500           --         (500)       (2,939)      (2,939)

Net (loss) for the year
 ended December 31, 1999                                                              (2,625)      (2,625)
                               ----------      -----      -------     --------      --------      -------
Balance, December 31, 1999      5,000,000        500           --         (500)       (5,564)      (5,564)

December 2000
  Cash received for
  private placement                                                     21,400                     21,400

December 2000
  Cash received for
  founder shares to cancel
  subscriptions receivable                                                 500                        500

Net (loss) for the year
 ended December 31, 2000                                                              (6,859)      (6,859)
                               ----------      -----      -------     --------      --------      -------
Balance, December 31, 2000      5,000,000        500           --       21,400       (12,423)       9,477

September 2001
  Donated capital                                           1,000                                   1,000

December 2001
  Private placement
  issued for cash                 214,000         21       21,379      (20,400)                     1,000

December 2001
  Donated capital                                           1,500                                   1,500

Net (loss) for the year
 ended December 31, 2001                                                              (7,702)      (7,702)
                               ----------      -----      -------     --------      --------      -------
Balance, December 31, 2001      5,214,000        521       23,879        1,000       (20,125)       5,275

May 2002
  Cancellation of
  subscriptions payable                --         --           --       (1,000)           --       (1,000)

December 2002
  Donated capital                                           1,500                                   1,500

Net (loss) for the year
 ended December 31, 2002                                                              (9,227)      (9,227)
                               ----------      -----      -------     --------      --------      -------

Balance, December 31, 2002      5,214,000      $ 521      $25,379     $     --      $(29,352)     $(3,452)
                               ==========      =====      =======     ========      ========      =======

The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows


                                                   For the years ended          August 26, 1998
                                                       December 31,             (Inception) to
                                                ----------------------------      December 31,
                                                   2002             2001             2002
                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                       $ (9,227)        $ (7,702)        $(29,352)
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  Decrease in inventory                             7,064               --               --
  Decrease in prepaid expenses                         --              550               --
                                                 --------         --------         --------
Net cash (used) by operating activities            (2,163)          (7,152)         (29,352)
                                                 --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                            --           21,400           21,900
  Increase in donated capital                       1,500            2,500            4,000
  (Decrease) in subscriptions payable              (1,000)         (20,400)              --
  Increase in notes payable                            --               --            5,000
  Increase in accrued interest payable                300              300            1,275
                                                 --------         --------         --------
Net cash provided by financing activities             800            3,800           32,175
                                                 --------         --------         --------

Net increase (decrease) in cash                    (1,363)          (3,352)           2,823
Cash - beginning                                    4,186            7,538               --
                                                 --------         --------         --------
Cash - ending                                    $  2,823         $  4,186         $  2,823
                                                 ========         ========         ========
Supplemental disclosures:
  Interest paid                                  $     --         $     --         $     --
                                                 ========         ========         ========
  Income taxes paid                              $     --         $     --         $     --
                                                 ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 26, 1998 (Date of Inception) under the laws of the State of Delaware, as Pender International, Inc. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock and 80,000,000 shares of $0.0001 par value common stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

CASH AND CASH EQUIVALENTS
   The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001.

INVENTORIES
   Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of December 31, 2002 and 2001, the Company had $0 and $7,064 in inventory, respectively.

REVENUE RECOGNITION
   The Company recognizes revenue after merchandise is invoiced to, delivered to, and accepted by customers. Costs of sales are recorded upon the matching recognition of revenues and are comprised of merchandise purchases and shipping costs.

ADVERTISING COSTS
   The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002 and 2001.

USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS
   Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 and 2001.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
   Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


LOSS PER SHARE
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002 and 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

DIVIDENDS
   The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

SEGMENT REPORTING
   The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

INCOME TAXES
   The Company  follows  Statement  of  Financial  Accounting  Standard No. 109,
   "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

   Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS
   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


   In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

STOCK-BASED COMPENSATION
   The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

YEAR END
   The Company has adopted December 31 as its fiscal year end.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate      (34.0%)

          Valuation reserve                34.0%
                                          -----

          Total                              --%
                                          =====

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

          Year               Amount             Expiration
          ----               ------             ----------
          1998               $2,939                2018
          1999               $2,625                2019
          2000               $6,259                2020
          2001               $7,702                2021
          2002               $9,227                2022

NOTE 5 - NOTES PAYABLE

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. As of December 31, 2002, the total amount owed is $6,275 of which $5,000 is principal and $1,275 in accrued interest. During the year ended December 31, 2002, the interest expense was $300.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue and 20,000,000 shares of it $0.0001 par value preferred stock and 80,000,000 shares of its $0.0001 par value common stock.

On October 30, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock to an individual who is a former officer and director of the Company in exchange for subscriptions receivable of $500.

During the year ended December 31, 2000, the Company received $21,400 in cash for shares that were issued in the private placement.

During the year ended December 31, 2000,  the Company  received $500 in cash for
shares  that  were  issued  to  founders  which   cancelled  a  portion  of  the
subscriptions receivable.

During the period ended September 30, 2001, the Company received donated capital of $1,000.

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


On December 21, 2001, the Company received $1,000 in cash for shares that were issued in the private placement. In addition, the Company closed its offering and issued 214,000 of its $0.0001 par value common stock for total of $21,400 pursuant to a private placement. Of the total cash received, $1,000 is considered a subscription payable.

During the period ended December 31, 2001, the Company received donated capital of $1,500.

In May 2002, the Company refunded a shareholder $1,000 and cancelled a portion of the subscriptions payable.

During the period ended December 31, 2002, the Company received donated capital of $1,500.

There have been no other issuances of common and/or preferred stock.

NOTE 7 - WARRANTS AND OPTIONS

As of December 31, 2002 and 2001, there are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

On October 30, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock to an individual who is a former officer and director of the Company in exchange for subscriptions receivable of $500.

On October 30, 1998, a former officer and director of the Company transferred, via private transaction, 2,500,000 of the Company's $0.0001 par value common stock to Michael Page, the current president and director of the Company, in exchange for $250. At the time transaction occurred, Michael Page was a director of the Company.

On July 3, 2002, a former officer and director of the Company transferred, via private transaction, 2,500,000 of the Company's $0.0001 par value common stock to Michael Page, the current president and director of the Company, in exchange for $250.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Director and Officer of Pender, whose one year term will expire August 26, 2003, or at such a time as his successor(s) shall be elected and qualified are as follows:

Name & Address             Age   Position      Date First Elected   Term Expires
--------------             ---   --------      ------------------   ------------
J. Michael Page            57    President,       5/22/00           8/26/03
1445 Marpole Ave. #409           Secretary,
Vancouver, B. C. V6H 1S5         Director

Sharolyn Harvey            32    President,       8/26/98           Resigned
1445 Marpole Ave. #409           Secretary,                         7/3/02
Vancouver, B. C. V6H 1S5         Director

The foregoing person may be deemed a "promoter" of the company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No current or former Officer, Director, or control person of the corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Officer or Director of the corporation is the subject of any pending legal proceedings.

Resume

J. Michael Page   Director

1998 - Current     Retired

1995 - 1998        Director and Vice President, Q 1 Technologies Corporation, a
                   developer of point-of-sale cash card readers, responsible for engineering personnel and product design. As a board member, negotiated contracts with Mastercard Mondex and Visa
                   Cash, and completed agreement with Marconi Corporation PLC for out-source manufacturing.

1994 - 1997        Manager,   Equus   Technologies,   Inc.,  a  developer   and
                   manufacturer of industrial computer systems, responsible for setup of all administrative functions, financial data, inventory control, and purchasing departments.

1992 - 1994        Director and Vice President, Magnatron International, Corp.,
                   a distributor of wireless  electronic  systems,  responsible for all management  information services including financial
                   reporting,    accounting,    and   information    technology
                   departments. Direct evaluation and analysis studies of proposed new product acquisitions for board of directors.

ITEM 10 - EXECUTIVE COMPENSATION

The company's current officer receives no compensation.

Summary Compensation Table

                                              Other
Name &                                       annual      Restricted                        All other
principle                                    compen-       stock      Options    LTIP       compen-
position      Year   Salary($)   Bonus($)    sation($)    awards($)     SARs   Payouts($)   sation($)
--------      ----   ---------   --------    ---------    ---------     ----   ----------   ---------
J M Page      2002     -0-         -0-         -0-           -0-         -0-      -0-          -0-
President,    2001     -0-         -0-         -0-           -0-         -0-      -0-          -0-
Secretary,
Treasurer

There are no current employment agreements between the company and its executive officer.

The officer currently devotes an immaterial amount of time to manage the affairs of the company.

The directors and principal officer have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $20,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of the company's voting securities by officers, directors and major shareholders who own beneficially more than five percent of the company's common stock through the most current date - March 31, 2003:

Title Of                                       Amount &               Percent
 Class            Name & Address            Nature of owner            Owned
 -----            --------------            ---------------            -----
Common    J. Michael Page                       5,000,000              95.89%
          1445 Marpole Ave. #409
          Vancouver, B. C. V6H 1S5

Total shares owned by officers, directors,
& major shareholders, as a group                5,000,000              95.89%

Pender issued Ms. Harvey 5,000,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $500. Ms. Harvey purchased 2,000 common stock shares on February 8, 2000 for cash in the amount of $200. Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $250. Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on July 3, 2002 for cash in the amount of $250.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Page, the president of the corporation, provides the principal executive office and telephone number. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as Mr. Page almost exclusively used the telephone and mailing address for other business purposes.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 - Certification of Chief Executive Officer
Exhibit 99.2 - Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Pender International, Inc.


                                             /s/ J. Michael Page
                                            ------------------------------------
Date 03/31/03                            By J. Michael Page, Pres., Sec., Treas.
    ----------                              & Director

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Page, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pender International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  the   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 31st day of March 2003.

/s/ J. Michael Page
---------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Page, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pender International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  the   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 31st day of March 2003.

/s/ J. Michael Page
---------------------------
Chief Financial Officer