Form 10QSB
period 2003-03-31
PENDER INTERNATIONAL INC
filed 2003-05-28
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

                        Commission File Number 000-50045


                           PENDER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         33-0823179
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          1445 Marpole Avenue, Suite 409, Vancouver, BC Canada V6H 1S5
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 733-5055
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,214,000 shares of Common Stock outstanding as of March 31, 2003.

                          PART 1 FINANCIAL INFORMATION

                           Pender International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                       March 31,
                                                                         2003
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    416
                                                                       --------
      Total current assets                                                  416
                                                                       --------

                                                                       $    416
                                                                       ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                        $  5,000
  Accrued interest payable                                                1,350
                                                                       --------
      Total current liabilities                                           6,350
                                                                       --------

Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 5,214,000 shares issued and outstanding                     521
  Additional paid-in capital                                             25,379
  (Deficit) accumulated during development stage                        (31,834)
                                                                       --------
                                                                         (5,934)
                                                                       --------

                                                                       $    416
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,             August 26, 1998
                                                      -----------------------------    (Inception) to
                                                         2003              2002        March 31, 2003
                                                      -----------       -----------    --------------
Revenue                                               $        --       $        --      $     9,719
Cost of goods sold                                             --                --            9,013
                                                      -----------       -----------      -----------

Gross profit                                                   --                --              706
                                                      -----------       -----------      -----------
Expenses:
  General and administrative expenses                       2,407             2,162           31,190
                                                      -----------       -----------      -----------
      Total expenses                                        2,407             2,162           31,190
                                                      -----------       -----------      -----------

Other (expense):
  Interest (expense)                                          (75)              (75)          (1,350)
                                                      -----------       -----------      -----------

Net (loss)                                            $    (2,482)      $    (2,237)     $   (31,834)
                                                      ===========       ===========      ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                  5,214,000         5,214,000
                                                      ===========       ===========

Net (loss) per share - basic and fully diluted        $     (0.00)      $     (0.00)
                                                      ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,             August 26, 1998
                                                -----------------------------    (Inception) to
                                                   2003              2002        March 31, 2003
                                                -----------       -----------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                       $ (2,482)         $ (2,237)        $(31,834)
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  Increase in accounts payable                         --             1,500               --
                                                 --------          --------         --------
Net cash (used) by operating activities            (2,482)             (737)         (31,834)
                                                 --------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                            --                --           21,900
  Increase in donated capital                          --                --            4,000
  Increase in notes payable                            --                --            5,000
  Increase in accrued interest payable                 75                75            1,350
                                                 --------          --------         --------
Net cash provided by financing activities              75                75           32,250
                                                 --------          --------         --------

Net increase (decrease) in cash                    (2,407)             (662)             416
Cash - beginning                                    2,823             4,186               --
                                                 --------          --------         --------
Cash - ending                                    $    416          $  3,524         $    416
                                                 ========          ========         ========
Supplemental disclosures:
  Interest paid                                  $     --          $     --         $     --
                                                 ========          ========         ========
  Income taxes paid                              $     --          $     --         $     --
                                                 ========          ========         ========

   The accompanying notes are an integral part of these financial statements.

                           PENDER INTERNATIONAL, INC.
                          (a Development Stage Company)
                                      NOTES

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $31,834 for the period from July 20, 1998 (inception) to March 31, 2003, and has minimal sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. As of March 31, 2003, the total amount owed is $6,350 of which $5,000 is principal and $1,350 in accrued interest. During the three months ended March 31, 2003, the interest expense was $75.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,407 for the three months ended March 31, 2003 and $2,162 for the same period in 2002. We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

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

Our competitors are well-established and have substantially greater financial, marketing, personnel and other resources than we do. Should we be unable to achieve enough customer market share in our industry, we may experience less revenue than anticipated and a significant reduction in our profit.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        99.1  Certification of Chief Executive Officer
        99.2  Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


PENDER INTERNATIONAL, INC.
Date: 5/19/03


By: /s/ J. Michael Page
-------------------------------
J. Michael Page, President

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Page, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pender International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As he registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of May 2003.

/s/ J. Michael Page
-------------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Page, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pender International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of May 2003.

/s/ J. Michael Page
-------------------------------
Chief Financial Officer