Form 10QSB
period 2003-06-30
PENDER INTERNATIONAL INC
filed 2003-08-14
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,214,000 shares of Common Stock outstanding as of June 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                           Pender International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       June 30,
                                                                         2003
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    160
                                                                       --------
      Total current assets                                                  160
                                                                       --------

                                                                       $    160
                                                                       ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                        $  5,000
  Notes payable - related party                                             635
  Accrued interest payable                                                1,425
                                                                       --------
      Total current liabilities                                           7,060
                                                                       --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 5,214,000 shares issued and outstanding                     521
  Additional paid-in capital                                             25,379
  (Deficit) accumulated during development stage                        (32,800)
                                                                       --------
                                                                         (6,900)
                                                                       --------

                                                                       $    160
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

          Pender International, Inc.
             (a Development Stage Company)
           Statements of Operations
                  (unaudited)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,           August 26, 1998
                                        ------------------------     ------------------------    (Inception) to
                                           2003          2002           2003          2002       June 30, 2003
                                        ----------    ----------     ----------    ----------    -------------
Revenue                                 $       --    $    7,770     $       --    $    7,770     $    9,719
Cost of goods sold                              --         7,064             --         7,064          9,013
                                        ----------    ----------     ----------    ----------     ----------

Gross profit                                    --           706             --           706            706
                                        ----------    ----------     ----------    ----------     ----------
Expenses:
  General and administrative expenses          891           714          3,298         2,876         32,081
                                        ----------    ----------     ----------    ----------     ----------
      Total expenses                           891           714          3,298         2,876         32,081
                                        ----------    ----------     ----------    ----------     ----------
Other (expense):
  Interest (expense)                           (75)          (75)          (150)         (150)        (1,425)
                                        ----------    ----------     ----------    ----------     ----------

Net (loss)                              $     (966)   $      (83)    $   (3,448)   $   (2,320)    $  (32,800)
                                        ==========    ==========     ==========    ==========     ==========
Weighted average number of common
 shares outstanding - basic and
 fully diluted                           5,214,000     5,214,000      5,214,000     5,214,000
                                        ==========    ==========     ==========    ==========
Net (loss) per share -
 basic and fully diluted                $    (0.00)   $    (0.00)    $    (0.00)   $    (0.00)
                                        ==========    ==========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                      Six Months Ended
                                                           June 30,              August 26, 1998
                                                   -------------------------      (Inception) to
                                                     2003             2002         June 30, 2003
                                                   --------         --------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                       $ (3,448)        $ (2,320)        $(32,800)
  Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
    Decrease in inventory                                --            7,064               --
                                                   --------         --------         --------
Net cash (used) by operating activities              (3,448)           4,744          (32,800)
                                                   --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                              --               --           21,900
  Increase in donated capital                            --               --            4,000
  (Decrease) in subscriptions payable                    --           (1,000)              --
  Increase in notes payable                              --               --            5,000
  Increase in notes payable - related party             635               --              635
  Increase in accrued interest payable                  150              150            1,425
                                                   --------         --------         --------
Net cash provided by financing activities               785             (850)          32,960
                                                   --------         --------         --------

Net increase (decrease) in cash                      (2,663)           3,894              160
Cash - beginning                                      2,823            4,186               --
                                                   --------         --------         --------
Cash - ending                                      $    160         $  8,080         $    160
                                                   ========         ========         ========
Supplemental disclosures:
  Interest paid                                    $     --         $     --         $     --
                                                   ========         ========         ========
  Income taxes paid                                $     --         $     --         $     --
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $32,800 for the period from August 26, 1998 (inception) to June 30, 2003, and has minimal sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. As of June 30, 2003, the total amount owed is $6,350 of which $5,000 is principal and $1,425 in accrued interest. During the six months ended June 30, 2003, the interest expense was $150.

During the six months ended June 30, 2003, the Company received $635 from an officer and director of the Company. This note bears no interest and is due upon demand. As of June 30, 2003, the total amount owed is $635.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003, the Company received $635 from an officer and director of the Company.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Revenues were -0- for the quarter ending June 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $3,298 for the six months ended June 30, 2003 and $2,876 for the same period in 2002. We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

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

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, obtain a listing on the Over the Counter Electronic Bulletin Board during the third quarter of 2003, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third and fourth quarters of 2003. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

Pender's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Pender had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Pender's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDER INTERNATIONAL, INC.
Date: 8/6/03


By: /s/ J. Michael Page
   ------------------------------
J. Michael Page, President