Form 10QSB
period 2003-09-30
PENDER INTERNATIONAL INC
filed 2003-11-18
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,214,000 shares of Common Stock outstanding as of September 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                           Pender International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                   September 30,
                                                                      2003
                                                                    --------
ASSETS

Current assets:
  Cash                                                              $     14
                                                                    --------
      Total current assets                                                14
                                                                    --------

                                                                    $     14
                                                                    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                     $  5,000
  Notes payable - related party                                        2,125
  Accrued interest payable                                             1,500
                                                                    --------
      Total current liabilities                                        8,625
                                                                    --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                           --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,214,000 shares issued and outstanding                   521
  Additional paid-in capital                                          25,379
  (Deficit) accumulated during development stage                     (34,511)
                                                                    --------
                                                                      (8,611)
                                                                    --------

                                                                    $     14
                                                                    ========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30,              September 30,         August 26, 1998
                                        ------------------------    ------------------------    (Inception) to
                                           2003          2002          2003          2002     September 30, 2003
                                        ----------    ----------    ----------    ----------  ------------------
Revenue                                 $       --    $       --    $       --    $    7,770     $    9,719
Cost of goods sold                              --            --            --         7,064          9,013
                                        ----------    ----------    ----------    ----------     ----------

Gross profit                                    --            --            --           706            706
                                        ----------    ----------    ----------    ----------     ----------
Expenses:
  General and administrative expenses        1,636         1,686         4,934         7,563         33,717
                                        ----------    ----------    ----------    ----------     ----------
     Total expenses                          1,636         1,686         4,934         7,563         33,717
                                        ----------    ----------    ----------    ----------     ----------
Other (expense):
  Interest (expense)                           (75)          (75)         (225)         (225)        (1,500)
                                        ----------    ----------    ----------    ----------     ----------

Net (loss)                              $   (1,711)   $   (1,761)   $   (5,159)   $   (7,082)    $  (34,511)
                                        ==========    ==========    ==========    ==========     ==========
Weighted average number of
 common shares outstanding -
 basic and fully diluted                 5,214,000     5,214,000     5,214,000     5,214,000
                                        ==========    ==========    ==========    ==========
Net (loss) per share - basic
 and fully diluted                      $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                        ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,           August 26, 1998
                                                        -------------------------       (Inception) to
                                                          2003             2002       September 30, 2003
                                                        --------         --------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                              $ (5,159)        $ (7,082)        $(34,511)
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
 Decrease in inventory                                        --            7,064               --
                                                        --------         --------         --------
Net cash (used) by operating activities                   (5,159)             (18)         (34,511)
                                                        --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                   --               --           21,900
  Increase in donated capital                                 --               --            4,000
  (Decrease) in subscriptions payable                         --           (1,000)              --
  Increase in notes payable                                   --               --            5,000
  Increase in notes payable - related party                2,125               --            2,125
  Increase in accrued interest payable                       225              225            1,500
                                                        --------         --------         --------
Net cash provided (used) by financing activities           2,350             (775)          34,525
                                                        --------         --------         --------

Net increase (decrease) in cash                           (2,809)            (793)              14

Cash - beginning                                           2,823            4,186               --
                                                        --------         --------         --------
Cash - ending                                           $     14         $  3,393         $     14
                                                        ========         ========         ========
Supplemental disclosures:
  Interest paid                                         $     --         $     --         $     --
                                                        ========         ========         ========
  Income taxes paid                                     $     --         $     --         $     --
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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $34,511 for the period from August 26, 1998 (inception) to September 30, 2003, and has minimal sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Notes payable

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. As of September 30, 2003, the total amount owed is $6,500 of which $5,000 is principal and $1,500 in accrued interest. During the nine months ended September 30, 2003, the interest expense was $225.

During the nine months ended September 30, 2003, the Company received $2,125 from an officer and director of the Company. This note bears no interest and is due upon demand. As of September 30, 2003, the total amount owed is $2,125.

Note 4 - Related party transactions

During the six months ended September 30, 2003, the Company received $2,125 from an officer and director of the Company.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Our current cash balance is $14. Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $1636 for the quarter ended September 30, 2003 and $1686 for the same period in 2002. We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

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

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, obtain a listing on the Over the Counter Electronic Bulletin Board during the fourth quarter of 2003, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the first and second quarters of 2004. During the second quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

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

     We plan to contact a market maker to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. While this could create liquidity for our shareholders through public trading by securities dealers, we do not know when we will be able to file for trading. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

PENDER INTERNATIONAL, INC.

Date: 11/25/03


By: /s/ J. Michael Page
   -------------------------------
J. Michael Page, President