Form 10KSB
period 2003-12-31
PENDER INTERNATIONAL INC
filed 2004-03-30
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2003.

As of December 31, 2003, the registrant had 5,214,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS..........................................................   1
ITEM 2.  DESCRIPTION OF PROPERTY...........................................   5
ITEM 3.  LEGAL PROCEEDINGS.................................................   5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............   5

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS...........................................................   6
ITEM 6.  PLAN OF OPERATIONS................................................   7
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   9
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE........................................................  18

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS........  19
ITEM 10. EXECUTIVE COMPENSATION............................................  20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  21
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................  21
ITEM 14. CONTROLS AND PROCEDURES...........................................  21

SIGNATURES.................................................................  21

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

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

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, obtain a listing on the Over the Counter Electronic Bulletin Board during the first quarter of 2004, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third and fourth quarters of 2004. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

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

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services other than existing customs regulations. We have imported furniture into the United States and Canada from Mexico, and there are no current trade or customs barriers to the importation of Mexican furniture.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE COMPANY

We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the Western United States and Canada.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We are unaware of any United States or Canadian environmental laws or regulations that relate directly or indirectly to our operations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Pender's only current employee is its one officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring six new full time employees during the next twelve months.

RISKS

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

     We have contacted a market maker regarding obtaining a listing for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. While this could create liquidity for our shareholders through public trading by securities dealers, we do not know when we will be able to file for trading. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

WHEN PENDER BECOMES LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN THE COMPANY'S SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

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

REPORTS TO SECURITIES HOLDERS

We will provide upon request an annual report that includes our audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our Form 10-SB becomes effective, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8 and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Pender's principal executive office is located at 1445 Marpole Ave. #409, Vancouver, British Columbia, Canada, our mailing address is 1445 Marpole Ave. #409, Vancouver, B.C., Canada V6H 1S5. The principal executive office and telephone number are provided by the director of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the director for other business purposes. This office space is leased by the director, and will not be used for furniture showroom or warehouse space. Management considers our current principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital of $800,000 and then begin hiring new employees per our business plan.

ITEM 3 - LEGAL PROCEEDINGS

Pender International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2003.

                                     PART II

ITEM 5 - MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

We have contacted an authorized OTCBB market maker for sponsorship of our securities on the OTC Electronic Bulletin Board, which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids", "asks" and volume. As of this date we have not received approval for trading on the OTCBB.

As of the date of this filing, there is no public market for our securities. There has been no public trading of the company's securities, and, therefore, no high and low bid pricing of the securities.

SHAREHOLDERS

As of December 31, 2003, Pender had 49 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Pender issued Ms. Harvey, a former director, 5,000,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $500. Ms. Harvey purchased 2,000 common stock shares on February 8, 2000 for cash in the amount of $200. Our current director, Mr. Page, purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $250, Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on July 3, 2002 for cash in the amount of $250, for a total of 5,000,000 Rule 144 shares. We relied upon
Section 4(2) of Securities Act of 1933, as amended. This did not constitute a public offering.

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

Under the Securities Act of 1933 , all sales of an issuers' securities or sales by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

ITEM 6 - PLAN OF OPERATIONS

Our current cash balance is $11. We are relying on our director to lend funds to our company in order to maintain minimum levels of operations through the second quarter of 2004, however, in order to achieve our business plan goals, we will need to raise capital through loans or a private placement of equity securities. To date, we have sold $21,900 in equity securities. Sales of the company's equity securities have allowed us to maintain a positive cash flow balance.

Our business plan includes the following future steps to be completed over one year: Obtain a listing on the Over the Counter Electronic Bulletin Board during the second quarter of 2004, prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third and fourth quarters of 2004. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, we intend to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

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

Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with our business plan, there can be no assurance that such efforts will be successful. We have no liquidation plans should the Company be unable to receive funding. Should we be unable to implement our business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

There are no current plans for additional product research and development. We plan to purchase approximately $20,000 in furniture and equipment during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase of six employees during the next twelve months.

COMPARISON OF FISCAL YEAR 2003 WITH FISCAL YEAR 2002

Revenues for fiscal year 2003 were $0 compared with $7,770 in 2002. General and Administrative Expenses were $5,832 in 2003 and $9,633 in 2002. The Company does not consider this a material change. Net loss in 2003 was $6,132 as against $9,227 in 2002. The Company does not consider this a material change. The Company had Total Assets of $11 at December 31, 2003 as compared to $2,823 at December 31, 2002. This decrease was due to loss on operations. As of December 31, 2003, the Company had working capital of $11 compared to $2,823 at December 31, 2002 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Pender International, Inc.

We have audited the Balance Sheets of Pender International, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity (Deficit), and Cash Flows for the years then ended and for the period August 26, 1998 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pender International, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period August 26, 1998 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Beckstead and Watts, LLP

March 10, 2004

                           Pender International, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                                                        December 31,
                                                                 ---------------------------
                                                                   2003               2002
                                                                 --------           --------
ASSETS

Current assets:
  Cash                                                           $     11           $  2,823
                                                                 --------           --------
      Total current assets                                             11              2,823
                                                                 --------           --------

                                                                 $     11           $  2,823
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                  $  5,000           $  5,000
  Notes payable - related party                                     3,020                 --
  Accrued interest payable                                             --              1,275
                                                                 --------           --------
      Total current liabilities                                     8,020              6,275
                                                                 --------           --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                         --                 --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,214,000 shares issued and outstanding
   as of 12/31/03 and 12/31/02                                        521                521
  Additional paid-in capital                                       26,879             25,379
  (Deficit) accumulated during development stage                  (35,409)           (29,352)
                                                                 --------           --------
                                                                   (8,009)            (3,452)
                                                                 --------           --------

                                                                 $     11           $  2,823
                                                                 ========           ========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations

                                                      For the years ended          August 26, 1998
                                                          December 31,             (Inception) to
                                                  ----------------------------       December 31,
                                                     2003             2002              2003
                                                  -----------      -----------       -----------
Revenue                                           $        --      $     7,770       $     9,719
Cost of goods sold                                         --            7,064             9,013
                                                  -----------      -----------       -----------

Gross profit                                               --              706               706
                                                  -----------      -----------       -----------
Expenses:
  General and administrative expenses                   5,832            9,633            34,615
                                                  -----------      -----------       -----------
      Total expenses                                    5,832            9,633            34,615
                                                  -----------      -----------       -----------
Other (expense):
  Interest (expense)                                     (225)            (300)           (1,500)
                                                  -----------      -----------       -----------

Net (loss)                                        $    (6,057)     $    (9,227)      $   (35,409)
                                                  ===========      ===========       ===========
Weighted average number of common shares
 outstanding - basic and fully diluted              5,214,000        5,006,449
                                                  ===========      ===========

Net (loss) per share - basic and fully diluted    $     (0.00)     $     (0.00)
                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                    (Deficit)
                                                                                   Accumulated       Total
                                    Common Stock      Additional   Subscriptions     During      Stockholders'
                               --------------------     Paid-in       Payable      Development      Equity
                               Shares        Amount     Capital     (Receivable)      Stage        (Deficit)
                               ------        ------     -------     ------------      -----        ---------
October 1998
  Founders shares issued
  issued for subscriptions
  receivable                  5,000,000    $    500     $    --      $   (500)      $     --       $    --

Net (loss)
  August 26, 1998
  (Inception) to
  December 31, 1998                                                                   (2,939)       (2,939)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 1998    5,000,000         500          --          (500)        (2,939)       (2,939)

Net (loss)
  For the year ended
  December 31, 1999                                                                   (2,625)       (2,625)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 1999    5,000,000         500          --          (500)        (5,564)       (5,564)

December 2000
  Cash received for
  private placement                                                    21,400                       21,400

December 2000
  Cash received for
  founder shares to cancel
  subscriptions receivable                                                500                          500

Net (loss)
  For the year ended
  December 31, 2000                                                                   (6,859)       (6,859)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 2000    5,000,000         500          --        21,400        (12,423)        9,477

September 2001
  Donated capital                                         1,000                                      1,000

December 2001
  Private placement
  issued for cash               214,000          21      21,379       (20,400)                       1,000

December 2001
  Donated capital                                         1,500                                      1,500

Net (loss)
  For the year ended
  December 31, 2001                                                                   (7,702)       (7,702)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 2001    5,214,000         521      23,879         1,000        (20,125)        5,275

May 2002
  Cancellation of
  subscriptions payable              --          --          --        (1,000)            --        (1,000)

December 2002
  Donated capital                                         1,500                                      1,500

Net (loss)
  For the year ended
  December 31, 2002                                                                   (9,227)       (9,227)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 2002    5,214,000         521      25,379            --        (29,352)       (3,452)

September 2003
  Donated capital                                         1,500                                      1,500

Net (loss)
  For the year ended
  December 31, 2003                                                                   (6,057)       (6,057)
                             ----------    --------     -------      --------       --------       -------
Balance, December 31, 2003    5,214,000    $    521     $26,879      $     --       $(35,409)      $(8,009)
                             ==========    ========     =======      ========       ========       =======

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                        For the years ended       August 26, 1998
                                                            December 31,           (Inception) to
                                                     -------------------------       December 31,
                                                       2003             2002             2003
                                                     --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $ (6,057)        $ (9,227)        $(35,409)
  Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     Decrease in inventory                                 --            7,064               --
                                                     --------         --------         --------
Net cash (used) by operating activities                (6,057)          (2,163)         (35,409)
                                                     --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                --               --           21,900
  Increase in donated capital                           1,500            1,500            5,500
  (Decrease) in subscriptions payable                      --           (1,000)              --
  Proceeds from notes payable                              --               --            5,000
  Proceeds from notes payable - related party           3,020               --            3,020
  Increase (decrease) in accrued interest payable      (1,275)             300               --
                                                     --------         --------         --------
Net cash provided by financing activities               3,245              800           35,420
                                                     --------         --------         --------

Net increase (decrease) in cash                        (2,812)          (1,363)              11
  Cash - beginning                                      2,823            4,186               --
                                                     --------         --------         --------
  Cash - ending                                      $     11         $  2,823         $     11
                                                     ========         ========         ========
Supplemental disclosures:
  Interest paid                                      $     --         $     --         $     --
                                                     ========         ========         ========
  Income taxes paid                                  $     --         $     --         $     --
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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
   The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003 and 2002.

Inventories
   Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of December 31, 2003 and 2002, the Company had no inventory.

Revenue recognition
   The Company recognizes revenue after merchandise is invoiced to, delivered to, and accepted by customers. Costs of sales are recorded upon the matching recognition of revenues and are comprised of merchandise purchases and shipping costs.

Advertising costs
   The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

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

Fair value of financial instruments
   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
   Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

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

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


Loss per share
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2003 and 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

     U.S federal statutory rate      (34.0%)
     Valuation reserve                34.0%
                                     -----
     Total                              --%
                                     =====

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

     Year            Amount          Expiration
     ----            ------          ----------
     1998            $2,939             2018
     1999            $2,625             2019
     2000            $6,859             2020
     2001            $7,702             2021
     2002            $9,227             2022
     2003            $6,057             2023


NOTE 5 - NOTES PAYABLE & NOTES PAYABLE - RELATED PARTY

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. The note was due on September 28, 2003. On September 28, 2003, the terms were renegotiated to 0% per annum, no penalties and interest charged and the note is due upon demand. Any interest accrued through September 30, 2003 was forgiven by the note holder and is considered donated capital. As of December 31, 2003 the total amount owed is $5,000. During the year ended December 31, 2003, the interest expense was $225.

During the year ended December 31, 2003, the sole officer and director loaned the Company a total of $3,020. As of December 31, 2003, the total amount owed is $3,020. This amount does not bear any interest and is due upon demand.

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

                           Pender International, Inc.
                          (a Development Stage Company)
                                      Notes


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

On September 28, 2003, a note holder forgave all accrued interest in the amount of $1,500 which is considered donated capital.

As of December 31, 2003, there have been no other issuances of common and/or preferred stock.

NOTE 7 - WARRANTS AND OPTIONS

As of December 31, 2003 and 2002, there are no warrants or options outstanding to acquire any additional shares of common stock.

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

As of December 31, 2003, the sole officer and director loaned the Company a total of $3,020.

NOTE 9 - SUBSEQUENT EVENTS

On January 14, 2004, the Company received $200 from the sole officer and director which is considered a loan to the Company. As of January 14, 2004, the total amount owed is $3,220. This amount does not bear any interest and is due upon demand.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Director and Officer of Pender, whose one year term will expire August 26, 2004, or at such a time as his successor(s) shall be elected and qualified are as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------
J. Michael Page            59     President,       5/22/00            8/26/04
1445 Marpole Ave. #409            Secretary,
Vancouver, B. C. V6H 1S5          Director

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

No current or former Officer, Director, or control person of the corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Officer or Director of the corporation is the subject of any pending legal proceedings.

Resume

J. Michael Page Director

1998 - Current     Consultant

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

                           Summary Compensation Table

                                               Other
 Name &                                        annual    Restricted                        All other
principal                                     compen-      stock     Options    LTIP       compen-
position        Year   Salary($)   Bonus($)   sation($)    awards    SARs($)  Payouts($)   sation($)
--------        ----   ---------   --------   ---------    ------    -------  ----------   ---------
J M Page        2003     -0-         -0-        -0-         -0-        -0-       -0-          -0-
President,      2002     -0-         -0-        -0-         -0-        -0-       -0-          -0-
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of the company's voting securities by officers, directors and major shareholders who own beneficially more than five percent of the company's common stock through the most current date - December 31, 2003:

Title of              Name &                   Amount &              Percent
 Class                Address               Nature of owner           Owned
 -----                -------               ---------------           -----

Common         J. Michael Page                 5,000,000              95.89%
               1445 Marpole Ave. #409
               Vancouver, B. C. V6H 1S5

Total shares owned by officers, directors,
 & major shareholders, as a group              5,000,000              95.89%

Pender issued Ms. Harvey, a former director, 5,000,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $500. Ms. Harvey purchased 2,000 common stock shares on February 8, 2000 for cash in the amount of $200. Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on October 30, 1998 for cash in the amount of $250. Mr. Page purchased from Ms. Harvey in a private transaction 2,500,000 shares of Pender's common stock on July 3, 2002 for cash in the amount of $250.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Page, the president of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by Mr. Page for other business purposes.

During the year ended December 31, 2003, the sole officer and director loaned the Company a total of $3,020. As of December 31, 2003, the total amount owed is $3,020. This amount does not bear interest and is due upon demand.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Officer

ITEM 14 - CONTROLS AND PROCEDURES

Pender's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Pender had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

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

                                       Pender International, Inc.


Date 03/30/04                             /s/ J. Michael Page
                                          --------------------------------------
                                       By J. Michael Page, Pres., Sec., Treas. &
                                          Director