Form 10QSB
period 2004-03-31
PENDER INTERNATIONAL INC
filed 2004-05-14
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,214,000 shares of Common Stock outstanding as of March 31, 2004.

                          PART I FINANCIAL INFORMATION

                           Pender International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                       March 31,
                                                                         2004
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    420
                                                                       --------
      Total current assets                                                  420
                                                                       --------

                                                                       $    420
                                                                       ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                        $  5,000
  Notes payable - related party                                           6,045
                                                                       --------
      Total current liabilities                                          11,045
                                                                       --------

Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,214,000 shares issued and outstanding                      521
  Additional paid-in capital                                             26,879
  (Deficit) accumulated during development stage                        (38,025)
                                                                       --------
                                                                        (10,625)
                                                                       --------

                                                                       $    420
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,             August 26, 1998
                                                      -----------------------------    (Inception) to
                                                         2004              2003        March 31, 2004
                                                      -----------       -----------    --------------
Revenue                                               $        --       $        --      $     9,719
Cost of goods sold                                             --                --            9,013
                                                      -----------       -----------      -----------

Gross profit                                                   --                --              706
                                                      -----------       -----------      -----------
Expenses:
  General and administrative expenses                       2,616             2,407           37,231
                                                      -----------       -----------      -----------
      Total expenses                                        2,616             2,407           37,231
                                                      -----------       -----------      -----------
Other (expense):
  Interest (expense)                                           --               (75)          (1,500)
                                                      -----------       -----------      -----------

Net (loss)                                            $    (2,616)      $    (2,482)     $   (38,025)
                                                      ===========       ===========      ===========
Weighted average number of common
 shares outstanding - basic and fully diluted           5,214,000         5,214,000
                                                      ===========       ===========

Net (loss) per share - basic and fully diluted        $     (0.00)      $     (0.00)
                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,             August 26, 1998
                                                      -----------------------------    (Inception) to
                                                         2004              2003        March 31, 2004
                                                      -----------       -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $ (2,616)         $ (2,482)        $(38,025)
                                                       --------          --------         --------
Net cash (used) by operating activities                  (2,616)           (2,482)         (38,025)
                                                       --------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                  --                --           21,900
  Increase in donated capital                                --                --            5,500
  Proceeds from notes payable                                --                --            5,000
  Proceeds from notes payable - related party             3,025                --            6,045
  Increase in accrued interest payable                       --                75               --
                                                       --------          --------         --------
Net cash provided by financing activities                 3,025                75           38,445
                                                       --------          --------         --------

Net increase (decrease) in cash                             409            (2,407)             420
Cash - beginning                                             11             2,823               --
                                                       --------          --------         --------
Cash - ending                                          $    420          $    416         $    420
                                                       ========          ========         ========
Supplemental disclosures:
  Interest paid                                        $     --          $     --         $     --
                                                       ========          ========         ========
  Income taxes paid                                    $     --          $     --         $     --
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $38,025 for the period from August 26, 1998 (inception) to March 31, 2004, and has minimal sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. The note was due on September 28, 2003. On September 28, 2003, the terms were renegotiated to 0% per annum, no penalties and interest charged and the note is due upon demand. Any interest accrued through September 30, 2003 was forgiven by the note holder and is considered donated capital. As of March 31, 2003, the total amount owed is $5,000.

During the three month period ended March 31, 2004, the sole officer and director loaned the Company a total of $3,025. As of March 31, 2004, the total amount owed is $6,045. This amount does not bear any interest and is due upon demand.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Our current cash balance is $420. Revenues were -0- for the quarter ending March 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $2,616 for the quarter ended March 31, 2004 and $2,482 for the same period in 2003. We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

We currently market in British Columbia and the West coast of the United States.

We have taken the following steps in our business: identified manufacturers of quality furniture products in Mexico, purchased furniture from those manufacturers, designed a system for efficiently handling customs procedures and transportation of products from Mexico into the United States and Canada, marketed and sold furniture products from Mexico to United States and Canadian customers, filed a Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors, and obtained a listing for trading on the NASD's Over-the-Counter Bulletin Board.

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: Prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the second quarter of 2004. During the third quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

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

THERE IS NO CURRENT PUBLIC MARKET FOR PENDER'S SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT YET PUBLICALLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     While we have obtained a listing for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (the NASD) that could create liquidity for our shareholders through public trading by securities dealers, there has been no trading of our shares. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

TRADING IN THE COMPANY'S SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the broker relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

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

PENDER INTERNATIONAL, INC.

Date: 05/05/04


By: /s/ J. Michael Page
   -------------------------------
J. Michael Page, President