Form 10QSB
period 2004-06-30
PENDER INTERNATIONAL INC
filed 2004-08-19
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,214,000 shares of Common Stock outstanding as of June 30, 2004.

                         PART 1. FINANCIAL INFORMATION


PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of June 30, 2004 and results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           Pender International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       June 30,
                                                                         2004
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    477
                                                                       --------
      Total current assets                                                  477
                                                                       --------

                                                                       $    477
                                                                       ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable                                                        $  5,000
  Notes payable - related party                                           6,800
                                                                       --------
      Total current liabilities                                          11,800
                                                                       --------

Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,214,000 shares issued and outstanding                      521
  Additional paid-in capital                                             26,879
  (Deficit) accumulated during development stage                        (38,723)
                                                                       --------
                                                                        (11,323)
                                                                       --------

                                                                       $    477
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,          August 26, 1998
                                                    ------------------------    ------------------------  (Inception) to
                                                       2004          2003          2004          2003      June 30, 2004
                                                    ----------    ----------    ----------    ----------   -------------
Revenue                                             $       --    $       --    $       --    $       --     $    9,719
Cost of goods sold                                          --            --            --            --          9,013
                                                    ----------    ----------    ----------    ----------     ----------

Gross profit                                                --            --            --            --            706
                                                    ----------    ----------    ----------    ----------     ----------

Expenses:
  General and administrative expenses                      698           891         3,314         3,298         37,929
                                                    ----------    ----------    ----------    ----------     ----------
    Total expenses                                         698           891         3,314         3,298         37,929
                                                    ----------    ----------    ----------    ----------     ----------
Other (expense):
  Interest (expense)                                        --           (75)           --          (150)        (1,500)
                                                    ----------    ----------    ----------    ----------     ----------

Net (loss)                                          $     (698)   $     (966)   $   (3,314)   $   (3,448)    $  (38,723)
                                                    ==========    ==========    ==========    ==========     ==========
Weighted average number of common shares
 outstanding - basic and fully diluted               5,214,000     5,214,000     5,214,000     5,214,000
                                                    ==========    ==========    ==========    ==========

Net (loss) per share - basic and fully diluted      $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                                    ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           Pender International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                      Six Months Ended
                                                          June 30,             August 26, 1998
                                                  -------------------------    (Inception) to
                                                    2004             2003       June 30, 2004
                                                  --------         --------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                        $ (3,314)        $ (3,448)      $(38,723)
                                                  --------         --------       --------
Net cash (used) by operating activities             (3,314)          (3,448)       (38,723)
                                                  --------         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                             --               --         21,900
  Increase in donated capital                           --               --          5,500
  Proceeds from notes payable                           --               --          5,000
  Proceeds from notes payable - related party        3,780              635          6,800
  Increase in accrued interest payable                  --              150             --
                                                  --------         --------       --------
Net cash provided by financing activities            3,780              785         39,200
                                                  --------         --------       --------

Net increase (decrease) in cash                        466           (2,663)           477
Cash - beginning                                        11            2,823             --
                                                  --------         --------       --------
Cash - ending                                     $    477         $    160       $    477
                                                  ========         ========       ========
Supplemental disclosures:
  Interest paid                                   $     --         $     --       $     --
                                                  ========         ========       ========
  Income taxes paid                               $     --         $     --       $     --
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $38,723 for the period from August 26, 1998 (inception) to June 30, 2004, and has minimal sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. The note was due on September 28, 2003. On September 28, 2003, the terms were renegotiated to 0% per annum, no penalties and interest charged and the note is due upon demand. Any interest accrued through September 30, 2003 was forgiven by the note holder and is considered donated capital. As of June 30, 2004, the total amount owed is $5,000.

During the three month period ended June 30, 2004, the sole officer and director loaned the Company a total of $3,780. As of June 30, 2004, the total amount owed is $6,800. This amount does not bear any interest and is due upon demand.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

Our current cash balance is $477. Revenues were -0- for the quarter ending June 30, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $698 for the quarter ended June 30, 2004 and $966 for the same period in 2003. We import high quality furniture from Mexico and sell it in the United States and Canada. We specialize in selling custom order furniture items from Mexico that are replicas of upper-end quality furniture designs from Europe and the United States. Our furniture is hand crafted, using the same quality woods and hardware found in high-end furniture stores. Through savings in labor and exchange rates in Mexico, we are able to provide our customers with furniture that is fifty to sixty percent less expensive than comparable high-end furniture available through traditional fine furniture outlets.

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

In order to expand our furniture sales, our business plan includes the following future steps to be completed over one year: Prepare a private placement memorandum and raise capital of $800,000 through the sale of common stock in a private placement by selling 800,000 shares at $1.00 per share during the third quarter of 2004. During the fourth quarter, after raising capital, the company intends to open one furniture showroom/warehouse in Vancouver, British Columbia, and one in Seattle, Washington. During the next twelve months, in order to operate two showroom/warehouses, it is management's estimate that we will need to expend $120,000 for four sales people, $40,000 for two office staff personnel, $100,000 for inventory samples, $15,000 for set-up and maintenance of the company's web site, $100,000 for advertising, $20,000 for purchase of computers and fixed assets, $120,000 for rent of two 5,000 sq. ft. showroom/warehouses, and $80,000 for other operating expenses.

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

                           PART II. OTHER INFORMATION

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

PENDER INTERNATIONAL, INC.

Date: 08/10/04


By: /s/ J. Michael Page
------------------------------------
J. Michael Page, President