Form 10QSB
period 2004-09-30
PENDER INTERNATIONAL INC
filed 2004-12-20
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                        Commission File Number 000-50045


                           PENDER INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                   33-0823179
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)



                   123 Commerce Valley Drive East, Suite 300,
                       Thornhill, Ontario, Canada, L3T 7W8
                    (Address of principal executive offices)


                                 (905) 882-1066
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 57,498,000 shares of Common Stock outstanding as of September 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The items to furnish this item are included herein.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                              702.257.1984  Tel
                                                              702.362.0540  Fax


                      INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Pender International, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Pender International, Inc. (a Delaware corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period August 26, 1998 (Inception) to September 30, 2004, and statements of cash flows for the nine-months ended September 30, 2004 and 2003 and for the period August 26, 1998 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Pender International, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein) and in our report dated March 10, 2004, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts, LLP


December 16, 2004

                            PENDER INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2004






                                    CONTENTS


Consolidated Balance Sheets                                                 1

Consolidated Statements of Operations and Comprehensive Loss                2

Consolidated Statements of Cash Flows                                       3

Notes to Interim Consolidated Financial Statements                      4 - 9

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
September 30, 2004
(Stated in United States Dollars)
Unaudited


ASSETS

Equipment, Net (note 5)                                          $      6,759

Investment in Armistice Resources Ltd.
  (notes 4 and 6)                                                     725,754

                                                                 ------------
                                                                 $    732,513
                                                                 ============


LIABILITIES

Current
  Bank indebtedness                                              $        448
  Accounts payable and accrued charges                                 88,141
  Notes payable (note 7)                                                5,000
  Notes payable - related party (note 8)                                6,800
  Advances from shareholder (note 9)                                    1,347
                                                                 ------------
                                                                      101,736
                                                                 ------------


STOCKHOLDER'S EQUITY

Preferred stock, $0.0001 par value,
  20,000,000 shares authorized, no shares
  issued and outstanding                                         $      -
Common stock, $0.0001 par value,
  400,000,000 shares authorized, 57,498,000
  shares issued and outstanding   (note 10)                             5,749
Additional Paid-In Capital                                            621,651
Accumulated Other Comprehensive Income                                 86,161
Deficit Accumulated During the Development
  Stage                                                               (82,784)
                                                                 ------------
                                                                      630,777
                                                                 ------------
                                                                   $  732,513
                                                                 ============




             (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations and Comprehensive Loss
(Stated in United States Dollars)
Unaudited



                          Three Months Ended        Nine Months Ended      August 26, 1998
                             September 30,             September 30,        (Inception) to
                       ------------------------  ------------------------    September 30,
                           2004         2003         2004         2003                2004

Revenue                $     -      $     -      $     -      $     -      $        9,719

Cost of goods sold           -            -            -            -               9,013
                       ------------------------  ------------------------  ---------------

Gross Profit                 -            -            -            -                 706
                       ------------------------  ------------------------  ---------------

Expenses
  Consulting               40,982         -          40,982         -              40,982
  General and
    administrative          1,584        1,686        4,898        4,934           39,513
  Organizational costs      1,308         -           1,308         -               1,308
  Depreciation                187         -             187         -                 187
                       ------------------------  ------------------------  ---------------

                           44,061        1,686       47,375        4,934           81,990
                       ------------------------  ------------------------  ---------------

Operating Loss            (44,061)      (1,686)     (47,375)      (4,934)         (81,284)
                       ------------------------  ------------------------  ---------------


Other
  Interest expense           -              75         -             225            1,500

Net Loss               $  (44,061)  $   (1,761)  $  (47,375)  $   (5,159)  $      (82,784)
                       ========================  ========================  ===============

  Foreign currency
    translation
    adjustments            86,161         -          86,161         -              86,161
                       ------------------------  ------------------------  ---------------

Comprehensive Loss       (128,954)        -        (132,268)        -            (167,677)
                       ========================  ========================  ===============


Loss per Share - Basic
  and Fully Diluted          -            -            -            -                -
                       ========================  ========================  ===============

Weighted Average
  Number of Shares -
  Basic and Fully
  Diluted               57,498,000   36,498,000   43,498,000   36,498,000            -
                       ========================  ========================  ===============




             (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(Stated in United States Dollars)
Unaudited

                                                               August 26, 1998
                                                                (Inception) to
                                                                 September 30,
                                         2004         2003                2004
                                      -----------  -----------  --------------

Cash Flows from Operating Activities
  Net loss                            $  (47,375)  $   (5,159)  $     (82,784)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
      Depreciation                           184         -                184
      Organizational Costs                 1,288         -              1,288
      Accounts payable                    81,850         -             81,850
      Accrued interest payable              -             225            -
                                      -----------  -----------  --------------

                                          35,947       (4,934)            538
                                      -----------  -----------  --------------

Cash Flows from Investing Activities
  Transaction costs to purchase
    IMM Investments Inc.                 (30,000)        -            (30,000)
  Purchase of equipment                   (6,644)        -             (6,644)
                                      -----------  -----------  --------------

                                         (36,644)        -            (36,644)
                                      -----------  -----------  --------------

Cash Flows from Financing Activities
  Bank indebtedness, net                     428         -                428
  Proceeds from issuance of
    common shares                           -            -             21,900
  Increase in donated capital               -            -              5,500
  Proceeds from notes payable               -            -              5,000
  Proceeds from notes payable
    - related party                        3,780        2,125           6,800
                                      -----------  -----------  --------------

                                           4,208        2,125          39,628
                                      -----------  -----------  --------------

Net Change in Cash                         3,511       (2,809)          3,522

Foreign Exchange on Cash Balances         (3,522)        -             (3,522)

Cash - beginning of year                      11        2,823            -
                                      -----------  -----------  --------------

Cash - end of year                    $     -      $       14   $        -
                                      ===========  ===========  ==============


Supplemental Disclosure of
  Cash Flow Information:

  Interest paid                       $     -      $     -
                                      -----------  -----------

  Income taxes paid                   $     -      $     -
                                      -----------  -----------


Supplemental Disclosure of Non-Cash
  Transactions:

  Shares issued for acquisition of
    IMM Investments Inc.              $  600,000   $     -
                                      -----------  -----------




             (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



1. Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310
(b) of Regulation S?B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2003. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.


2. Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage of operations. Its planned principal operations have not commenced and it has not generated any revenues since inception. The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about an acquisition and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



3. Summary of Significant Accounting Policies

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IMM Investments Inc. On consolidation, all material intercompany transactions have been eliminated.


b) Equipment and Depreciation

Equipment is stated at cost. Depreciation, based on the estimated useful life of the asset, is provided using the undernoted annual rate and method:

             Equipment             3 years             Straight line


c) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



3. Summary of Significant Accounting Policies (cont'd)

d) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The subsidiary's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.


e) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



4. Acquisition of IMM Investments Inc.

On July 9, 2004 Pender International, Inc. ("Pender") acquired 100% of IMM Investments Inc. ("IMM"), thus making IMM a wholly owned subsidiary of Pender. Pender acquired IMM from KJ Holding Inc. ("KJ"), an Ontario Corporation, by issuing KJ 3,000,000 restricted shares of Pender in exchange for 100% of the issued and outstanding common shares of IMM. Pender is accounting for this acquisition using the purchase method of accounting.


The consideration given by Pender and the net assets acquired are as follows:

     Consideration given by Pender:
       3,000,000 shares at a fair value of $0.30 per share        $   600,000
       Transaction costs                                               30,000
                                                                  -----------
                                                                      630,000
                                                                  ===========

     Net Assets of IMM at Fair Value
       Investment in Armistice Resources Ltd                        1,486,989
       Incorporation cost                                               1,273
       Less: bank overdraft                                              (382)
       Less: accounts payable                                          (7,435)
       Less: advances from shareholder                                 (1,272)
                                                                  -----------

                                                                    1,479,173
                                                                  -----------

     Excess of purchase price over fair value of net assets       $  (849,173)
                                                                  ===========

     As the excess results in negative goodwill, in accordance with Statement of Financial Accounting Standards No. 141 ("Business Combinations"), the excess was allocated on a pro rata basis to reduce the values assigned to the acquired assets. The following asset of IMM was reduced accordingly

       Investment in Armistice Resources Ltd.			      849,173
                                                                  ===========



5. Equipment

                                                      2004           2003
                                Accumulated       Net Book       Net Book
                        Cost   Depreciation          Value          Value
                 --------------------------------------------------------
   Equipment     $     6,952    $       193    $     6,759           -
                 ========================================================

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



6. Investment in Armistice Resources Ltd.

On July 9, 2004, the Company purchased 100% of IMM Investments Inc., which had a 14.4% interest in Armistice Resources Ltd, a Canadian public company, whose common shares are currently under a cease trade order. As it is impracticable to estimate the fair value of this investment, the investment is carried at its original cost. The changes in the value of the investment results from the foreign exchange translation adjustment from Canadian dollars to United States dollars. For the interim period ended September 30, 2004, the total assets reported by Armistice Resources Ltd. were $7,174,070 [$9,110,351 CDN] and the common stockholders' equity was $6,672,187 [$8,473,010 CDN], revenues were $nil, and net loss was $(68,325) [$(89,444) CDN].


7. Notes Payable

On September 29, 1998, the Company received $5,000 from an individual. This note bears interest of 6% and one balloon payment of principal and accrued interest is due in 5 years. The note was due on September 28, 2003. On September 28, 2003, the terms were renegotiated to 0% per annum, no penalties and interest charged and the note is due upon demand. Any interest accrued through September 30, 2003 was forgiven by the note holder and is considered donated capital. As of September 30, 2004, the total amount owed is $5,000.


8. Notes Payable - Related Party

During the three month period ended June 30, 2004, the sole officer and director loaned the Company a total of $3,780. As of September 30, 2004, the total amount owed is $6,800. This amount does not bear any interest and is due upon demand.


9. Advances from Shareholder

These advances are non?interest bearing, unsecured and have no specified terms of repayment.


10. Common Stock

On July 9, 2004, the Company issued 3,000,000 common shares to KJ Holdings in exchange for 100% of IMM Holdings Inc.

On July 23, 2004, the Company declared an effective stock split on a seven to one basis to all common stockholders of record as at the close of that date. At the time, there were 8,214,000 shares outstanding and as a result of the stock split there is 57,498,000 shares outstanding. The weighted average number of shares outstanding in the current and prior periods have been adjusted to reflect this stock split.

On September 21, 2004, the Company increased the authorized number of common stock from 80,000,000 to 400,000,000 shares.

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109,
"Accounting for Income Taxes".   SFAS No. 109 prescribes the use of the
liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effect of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following, a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As of September 30, 2004, the Company had approximately $80,000 net operating loss carryforwards for income tax reporting purposes, which will expire in 2014. No tax benefit has been reported in these interim financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


12. Related Party Transactions

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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


Pender International Inc - Plan of Operation

Pender International Inc. currently has no cash and approximately $1,000,000 in assets.

Our cash flow requirements for the upcoming twelve-month period from January 2005 to December 2005 is $5,000,000. Anticipated cash outflows are as follows

ANTICIPATED CASH OUTFLOWS                                       Amount (USD)
-----------------------------------------                      --------------
Pender Consolidated

General and administrative expenses
   Consulting and Wages                      $     180,000
   Accounting                                       48,000
   Legal                                            42,000
   Office and General                               36,000
                                             --------------------------------
Total General and Administrative                               $      306,000

Current accruals due                                                   20,000

Commitment to Exercise all warrants
   of Armistice Resources Ltd.                                      3,333,333

Additional working capital                                          1,340,667
                                                               --------------
                                                               $    5,000,000
                                                               ==============


Pender Consolidated General and Administrative Expenses

The general and administrative expenses projection of $306,000 is based on the actual expenses incurred during this most recent quarter. Future general and administrative expenses are anticipated to be similar to those incurred during this most recent quarter.

Pender Consolidated Current Accruals Due

The balance of the current accruals is expected to be approximately $20,000 as at January 1, 2005. They are due to various parties for services rendered. Terms on these accruals vary but they are all due within the first quarter of 2005.


Exercise of All Remaining Warrants of Armistice

Tentatively, Pender intends to exercise all warrants of Armistice by the end of this 12-month period. $3,333,333 would be required to exercise the warrants. By exercising the warrants Pender will effectively increase its position in Armistice Resources Ltd. from 14% to 25%.


Pender Additional Working Capital

Additional working capital of $1,340,667 would be used as general working capital. The additional working capital is required for a variety of reasons. Pender requires accessibility to liquid funds in the event that an acquisition target emerges unexpectedly. It is not guaranteed that Pender will make an acquisition in the next 12 months, however the company must plan for this contingency. In the next 12 months, Pender also intends to participate in any additional Armistice private placements if Armistice seeks to use this method to raise additional capital. Again, access to liquid funds would be required. A portion of this working capital will be allocated to research and development.


CASH INFLOWS

To fund the above operations, the company plans to execute a private placement within the next 120 days. Presently there is no deal lined up with any specific company. The private placement is in the planning stage and must be considered speculative. The private placement will be used to generate $5,000,000 by issuing 1,000,000 common shares at $5 per share.


Research and Development

Pender seeks to invest in small to mid-sized growth companies that are in need of strong management, administration and capital to bring their operations to profitability. During the next 12 months, Pender intends to hire consultants and use other related services to assist in researching and finding target companies that fit Penders profile.

The company currently has eight employees and uses consultants or contractors for project tasks. There are no plans to significantly change the number or employees, and there are no expected purchases or sales of plant or significant equipment.

Item 3.  Controls and Procedures

Pender International Inc.s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report. It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal finance officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. No evaluation of controls and procedures can provide absolute assurance that all the control issues within a company have been detected.

It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no other changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits

    The exhibits required by Item 601 of Requlation S-B listed on the Exhibit Index are included herein.

       31.1     Certification of Principal Executive Officer required under
                  Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       31.2     Certification of Principal Financial Officer required under
                  Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       32.1*    Certification of Principal Executive Officer required under
                  Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

       32.2*    Certification of Principal Financial Officer required under
                  Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Pender International Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

    Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc.

    Form 8-K/A filed on December 3, 2004 to ammend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

    Form 8-K filed on December 9, 2004 to announce events that occurred on July 9, 2004. These events include the resignation of J. Michael Page, the fixing of the size of our board of directors at three directors, the election of Kalson G.H. Jang as director and Chairman of the Board, Minh-Ngoc Pham as director and Secretary and Treasurer, Antonio Manna as director, Michael Ciavarella as President and Chief Executive Officer. Items 5.01, 5.02, and 5.03 were filed on this report.

    Form 8-K filed on December 9, 2004 to announce events that occurred on September 21, 2004. These events include the fixing of the size of our board of directors at seven directors and the election of Michael Ciavarella to the board. We amended Article FOURTH of our Certificate of Incorporation to authorize 400,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value.
    Items 5.02, 5.03, and 9.01 were filed on this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENDER INTERNATIONAL INC.




Date: December 17, 2004            /s/ Michael Ciavarella
                                   -------------------------
                                   Michael Ciavarella
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                   /s/ Michael Ciavarella
                                   -------------------------
                                   Michael Ciavarella
                                   Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form
10-QSB:

      Exhibit
      Number                             Description
-------------------------------------------------------------------------------
       31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

       32.2* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Pender International Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.