Form 10QSB/A
period 2004-09-30
PENDER INTERNATIONAL INC
filed 2004-12-20
CIK 1080319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


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




             (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

PENDER INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Consolidated Financial Statements
September 30, 2004
Unaudited



1. Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310
(b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2003. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.


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


The consideration given by Pender and the net assets acquired are as follows:

     Consideration given by Pender:
       3,000,000 shares at a fair value of $0.20 per share        $   600,000
       Transaction costs                                               30,000
                                                                  -----------
                                                                      630,000
                                                                  ===========

     Net Assets of IMM at Fair Value
       Investment in Armistice Resources Ltd                        1,486,989
       Incorporation cost                                               1,273
       Less: bank overdraft                                              (382)
       Less: accounts payable                                          (7,435)
       Less: advances from shareholder                                 (1,272)
                                                                  -----------

                                                                    1,479,173
                                                                  -----------

     Excess of purchase price over fair value of net assets       $  (849,173)
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


9. Advances from Shareholder

These advances are non-interest bearing, unsecured and have no specified terms of repayment.


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