Form 10KSB
period 2004-12-31
PENDER INTERNATIONAL INC
filed 2005-04-01
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                                  For the fiscal year ended December 31, 2004.

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the transition period from ________ to ________

                       Commission File Number 000-50045

                          PENDER INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            Delaware                                          33-0823179
-------------------------------                         ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


60 Columbia Way, Suite 300, Markham, Ontario                   L3R 0C9
--------------------------------------------                 ------------
  (Address of principal executive offices)                    (Zip Code)


                                (905) 415-5016
                        -------------------------------
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.00001)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer had no revenues for its most recent fiscal year.

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on March 10, 2005 is 57,498,000 shares with a market value of $17,249,400.

                                TABLE OF CONTENTS

PART I
-------
ITEM 1.   DESCRIPTION OF BUSINESS..........................................  3
ITEM 2.   DESCRIPTION OF PROPERTY..........................................  5
ITEM 3.   LEGAL PROCEEDINGS................................................  5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6

PART II
-------
PART 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  6
ITEM 6.   PLAN OF OPERATION................................................  7
ITEM 7.   FINANCIAL STATEMENTS.............................................  9
                          (Financial Statements - pages numbered as F1 to F16)
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................... 10
ITEM 8A.  CONTROLS AND PROCEDURES.......................................... 10
ITEM 8B.  OTHER INFORMATION................................................ 10

PART III
--------
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..... 11
ITEM 10.  EXECUTIVE COMPENSATION........................................... 12
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.................................. 13
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 13
ITEM 13.  EXHIBITS......................................................... 14
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 15

SIGNATURES................................................................. 16
EXHIBIT INDEX.............................................................. 17

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENT
--------------------
The issuer, Pender International, Inc. ("the Company", "Pender") was organized under the laws of the state of Delaware on August 26, 1998. In 2002, a business plan was developed to import high-end furniture from Mexico for sale in the United States and Canada. This business was unsuccessful and abandoned in July 2004.

In July 2004, the Company entered business as a merchant bank. The Company's objectives are to acquire undervalued small-to-medium size advanced stage companies that require strong management and capital to bring their operations to profitability. The company began a program to delineate acquisition targets in mid-2004 with a plan to build a broadly diversified portfolio of core holdings that bring and maintain long-term shareholder value.

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Pender. Pender acquired IMM from KJ Holding Inc., an Ontario Corporation, by issuing KJ Holding Inc. 21,000,000 (post-split) unregistered common shares of Pender in exchange for 100% of the issued and outstanding stock in IMM.

IMM owns approximately 14.4% of the stock of Armistice Resources Ltd. ("Armistice") a Canadian mining company that has interests in mining properties near Kirkland Lake, Ontario. IMM also holds warrants that (if exercised) would increase IMM's position in Armistice to approximately 25.2% of the outstanding stock of Armistice. Each warrant entitles the holder to subscribe for one Common Share at a price of $0.20 (Canadian Dollars) per Common Share from the date of issue until the first anniversary of the date upon which Armistice's common shares are listed for trading on a recognized North American stock exchange. IMM acquired its interest in Armistice on June 30, 2004 through a Private Placement offering made by Armistice in the Province of Ontario. IMM invested a total of $2,000,000 Canadian Dollars in that Private Placement. An aggressive program is contemplated to increase our position in Armistice Resources, our flagship gold project, to 55% to assist in bringing them into production.

Subsequent to the date covered by this report, the Company has acquired 100% of the stock of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Pender. Montebello Developments Corp. was acquired to diversify Pender's portfolio and will focus on property and land development. Montebello is currently working on several property development projects.


BUSINESS OF ISSUER
------------------
PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS
Pender International Inc. operates as a merchant bank for growth companies. Pender offers undervalued small-to-medium sized advanced stage companies strong management, capital and marketing to bring their operations to profitability.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES
The distribution of our services is at the discretion of our management team and Advisory Board. Our team seeks out prospective companies and in many cases our team has been sought out by companies that felt that Pender's services would greatly assist in helping them reach their goals. Each prospect company is analyzed by our management team and Advisory Board, after which the decision is made as to whether or not the prospect would fit well within Pender's portfolio.

PUBLICALLY ANNOUNCED NEW PRODUCTS OR SERVICES
During the past fiscal year, besides the change from the high-end furniture business to the merchant bank business, Pender has not publicly announced new products or services.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION AND METHODS OF
COMPETITION
Pender International, Inc. operates in the merchant bank industry. We do not see ourselves in competition with any other company in this industry. We are similar to Onex Corporation in that we acquire businesses for growth purposes however at the moment Pender International, Inc. only gives consideration to small-to-medium size growth companies that are in the advance stages and near profitability. Onex Corporation mainly targets companies that are a great deal larger and more complex. Because we are dealing with smaller sized firms, our Advisory Board allows us to move more quickly when making acquisition and project development decisions.

We find that we are unique with respect to regular holding companies in that we make larger scale investments and by doing so we take a vested interest in the financial health and well being of our target companies and investments. Instead of simply offering the necessary capital, we offer experienced management and marketing to help push the target companies into profitability.

SOURCES AND AVAILIBILITY OF SUPPLIES
For Pender to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. Stepp Law Group, PLC acts as our legal counsel and SF Partnership, LLP as our auditor. Subsequent to the date of this report, our property development subsidiary has created a need for real estate service providers. The supply of real estate service providers is also deemed to be ubiquitous.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
At the date covered by this report, Pender had only one investment. The investment is its 14.4% position in Armistice Resources Ltd. Subsequently we have continued to seek out new potential targets to diversify our portfolio in conjunction with our plan of business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS
Pender International, Inc. does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES
Pender does not have any need government approval of principal products or services. However, indirectly through our vested interests in our portfolio companies, some government approval may be required for portfolio company specific projects. For instance, property development projects may require that our projects meet government regulations.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS Currently there is no effect on us of existing or probable governmental regulations on the business.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS
Since the change in to the business of merchant banking approximately $50,000 has been spent on consulting and research and development. None of the cost and expense arising from research and development activities is borne directly by the customers. We bear all research and development costs internally.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
Pender is not directly affected by any environmental laws, but may indirectly be affected if portfolio company projects fall under the scope of any Federal, State and Local environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
Pender has 8 employees, all of which are full time employees. This figure does not include those who Pender employs through the outsourcing of several other duties such as public relations, promotions, and other back office duties.


REPORTS TO SECURITY HOLDERS
---------------------------
Pender International, Inc. will not be delivering an annual report to security holders. We file reports electronically with the Securities and Exchange Commission. Our public disclosure protocol complies with the requirements set forth by the Securities and Exchange Commission. Over the course of the past fiscal year we have filed several Form 8-Ks and quarterly reports 10-QSBs.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov). In compliance with the Securities and Exchange Commission, all press releases and S.E.C. filings are also posted on our website (http://www.penderinternationalinc.com).


ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

Pender International, Inc. did not own any property over the course of the past fiscal year. Subsequent to the date covered by this report, Pender has set up its principal executive offices at 60 Columbia Way, Suite 300, Markham, Ontario, Canada, L3R 0C9. Pender now rents this office space.

Note: Mining Operations:
Although Pender does not engage in significant mining operations, our flagship investment, Armistice Resources Ltd. does. However, our investment into 14.4% of Armistice does not deem us a controlling entity. Armistice Resources Ltd. is a reporting Canadian company and information about its property can be found on the System for Electronic Document Analysis and Retrieval (SEDAR) developed in Canada for the Canadian Securities Administrators (www.sedar.com).

Note: Real Estate Activities:
At the date covered by this report, Pender was not engaged in real estate activities. Subsequent to the date covered by this report, our property development subsidiary, Montebello Developments Corp., has been working on property development projects for possible capital gain. When these projects are completed, details regarding such real estate activity will be fully disclosed as required by the Securities Act and the Securities and Exchange Commission.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Pender International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the year ended December 31, 2004.



PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET INFORMATION
The registrant's stock trades on the Over The Counter Electronic Bulletin Board (OTCBB), which is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids", "asks" and volume. We were listed and began trading on the OTCBB on March 4, 2004.

During the quarter ended September 30, 2004 our stock traded on the OTCBB at a high of $0.31 and a low $0.31. During the quarter ended December 31, 2004 our stock traded on the OTCBB at a high of $11.25 and a low of $0.30.

SHAREHOLDERS
As at December 31, 2004 there were approximately 106 common equity
Shareholders.

DIVIDENDS
No Dividends have been declared for any class of share. There are no restrictions that limit our ability to pay dividends on common equity.

RECENT SALES OF UNREGISTERED SECURITIES
SHARE EXCHANGE - IMM INVESTMENTS INC.
On July 9, 2004 Pender International, Inc. acquired 100% of IMM Investments Inc., thus making IMM a wholly owned subsidiary of Pender. Pender acquired IMM from KJ Holding Inc. an Ontario Corporation, by issuing KJ Holding Inc. 21,000,000 (post-split) restricted shares of Pender in exchange for 100% of the issued and outstanding stock in IMM. Details of this transaction are available on the Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc. and the Form 8-K/A filed on December 3, 2004 to amend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

REGISTRATION STATEMENTS
No registration statements were filed under the Securities Act by the registrant.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT
No stock repurchases were made by Pender in a month within the fourth quarter of the fiscal year covered by this report.

ITEM 6 - PLAN OF OPERATION
--------------------------

Pender International Inc. currently has no cash and approximately $8,500,000 in assets. Our cash flow requirements for the twelve-month period from January 2005 to December 2005 is $8,000,000. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                                         Amount (USD)
--------------------------                                         ------------
General and administrative expenses:
   Consulting and Wages                          $   200,000
   Accounting                                         80,000
   Legal                                              50,000
   Office and General                                 40,000
                                                 ------------------------------
Total General and Administrative                                   $    370,000

Current accruals due                                                     33,000

Commitment to Exercise all warrants
   of Armistice Resources Ltd.                                        3,333,000

Anticipated cash flow requirements for
   property development subsidiary                                    3,000,000

Additional working capital                                            1,264,000
                                                                   ------------
Total operating cash flow requirements                             $  8,000,000
                                                                   ============


Pender Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $370,000 is based on the actual expenses incurred during the two most recent quarters. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent quarters.

Pender Consolidated Current Accruals Due:
The balance of the current accruals is approximately $33,000 as at January 1, 2005. They are due to various parties for services rendered. Terms on these accruals vary but they are all due within the first quarter of 2005.

Exercise of All Remaining Warrants of Armistice:
Tentatively, Pender intends to exercise all warrants of Armistice by the end of this 12-month period. $3,333,000 would be required to exercise the warrants. By exercising the warrants Pender will effectively increase its position in Armistice Resources Ltd. from 144% to 25.2%.

Property Development Subsidiary Requirements
Subsequent to the date covered by this report, Pender has now added a fully owned subsidiary to manage property development deals. We estimate that the cash flow requirements for this subsidiary over the next twelve-month period will be $3,000,000.

Pender Additional Working Capital:
Additional working capital of $1,264,000 would be used as general working capital. The additional working capital is required for a variety of reasons. Pender requires accessibility to liquid funds in the event that an acquisition target emerges unexpectedly. It is not guaranteed that Pender will make an acquisition in the next 12 months, however the company must plan for this contingency. In the next 12 months, Pender also intends to participate in any additional Armistice private placements if Armistice seeks to use this method to raise additional capital. Again, access to liquid funds would be required. A portion of this working capital will be allocated to research and development.

CASH INFLOWS:
-------------
To fund the above operations, the company plans to execute private placements within the next 120 days. Presently there is no deal lined up with any specific company. The private placements are in the planning stage and must be considered speculative. The private placements will be used to generate $8,000,000 by issuing 1,600,000 common shares at $5 per share.

Research and Development:
Pender seeks to invest in small-to-mid sized growth companies that are in need of strong management, administration and capital to bring their operations to profitability. During the next 12 months, Pender intends to hire consultants and use other related services to assist in researching alongside our Advisory Board to finding target companies that fit Pender's profile.

The company currently has eight employees and uses consultants or contractors for project tasks. There are no plans to significantly change the number or employees, and there are no expected purchases or sales of plant or significant equipment.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------















                           PENDER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2004 AND 2003





                                  CONTENTS


Report of Independent Registered Public Accounting Firm                     F1

Consolidated Balance Sheets                                                 F2

Consolidated Statements of Changes in Stockholder's Equity                  F3

Consolidated Statements of Operations and Comprehensive Income (Loss)       F4

Consolidated Statements of Cash Flows                                       F5

Notes to Consolidated Financial Statements                            F6 - F16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Pender International Inc.

    We have audited the accompanying consolidated balance sheet of Pender International Inc. as at December 31, 2004 and the related statements of changes in stockholder's equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pender International Inc. as at December 31, 2004 and the results of its operations and comprehensive income, changes in stockholder's equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has sustained recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The non consolidated financial statements as at December 31, 2003 and for the year then ended were audited and reported on by another public accounting firm to which they attach their audit report , without qualification dated March 10, 2004.



                                    /s/ SF PARTNERSHIP, LLP


Toronto, Canada                     CHARTERED ACCOUNTANTS
March 17, 2005

                                    - F1 -

PENDER INTERNATIONAL INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(Stated in United States Dollars)



                                                             2004         2003

                                    ASSETS

Current
   Cash                                                $     -      $       11
   Sundry receivable                                        4,978         -
   Prepaids                                                 5,010         -
                                                       ----------   ----------

                                                            9,988           11
Equipment, Net (note 4)                                    14,182         -
Investment in Armistice Resources Ltd. (note 5)           812,509         -
Incorporation Cost                                          1,422         -
                                                       ----------   ----------
                                                       $  838,101   $       11
                                                       ==========   ==========

                                  LIABILITIES

Current
   Bank indebtedness                                   $      273   $     -
   Accounts payable and accrued charges                   201,295         -
   Loans payable (note 6)                                  11,800        5,000
   Advances from shareholder                                 -           3,020
   Advances from related company (note 8)                   1,422         -
                                                       ----------   ----------
                                                          214,790        8,020
                                                       ----------   ----------

                              STOCKHOLDER'S EQUITY

Preferred Stock, $0.0001 par value, 20,000,000 shares
   authorized, no share issued and outstanding.
Capital Stock, $0.0001 par value, 400,000,000 shares
   authorized, 57,498,000 shares issued and
   outstanding (note 9)                                       821          521
Additional Paid-In Capital                                626,579       26,879
Accumulated Other Comprehensive Income                    171,494         -
Deficit                                                  (175,583)     (35,409)
                                                       ----------   ----------
                                                          623,311       (8,009)
                                                       ----------   ----------
                                                       $  838,101   $       11
                                                       ==========   ==========

APPROVED ON BEHALF OF THE BOARD

/s/ Kalson G.H Jang
-------------------------------
Director

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F2 -

PENDER INTERNATIONAL INC.
Consolidated Statements of Changes in Stockholder's Equity
Year ended December 31, 2004 and 2003
(Stated in United States Dollars)

                                                                Accumulated     Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------

Balance - January 31, 2003           36,498,000   $       521   $    25,379   $        -      $   (29,352)  $      (3,452)

Donated capital                            -             -            1,500            -             -              1,500

Net loss                                   -             -             -               -           (6,057)         (6,057)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2003          36,498,000   $       521   $    26,879   $        -      $   (35,409)  $      (8,009)
                                    =====================================================================================



Balance - December 31, 2003          36,498,000   $       521   $    26,879   $        -      $   (35,409)  $      (8,009)

Issued 21,000,000 common shares      21,000,000           300       599,700            -             -            600,000

Foreign exchange on translation            -             -             -            171,494          -            171,494

Net loss                                   -             -             -               -         (140,174)       (140,174)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2004          57,498,000   $       821   $   626,579   $     171,494   $  (175,583)  $     623,311
                                    =====================================================================================














                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F3 -

PENDER INTERNATIONAL INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) Years Ended December 31, 2004 and 2003
(Stated in United States Dollars)

                                                           2004           2003

Expenses
Professional fees                                        63,450           -
Consulting                                               47,382           -
General and administrative                               26,960          5,832
Amortization                                              2,198           -
                                                   ------------   ------------

                                                        139,990          5,832
                                                   ------------   ------------

Loss from Operations                                   (139,990)        (5,832)

Other
   Interest expense                                         184            225
                                                   ------------   ------------

Net Loss                                               (140,174)        (6,057)

   Foreign currency translation adjustment              171,494           -
                                                   ------------   ------------

Comprehensive Income (Loss)                        $     31,320   $     (6,057)
                                                   ============   ============

Basic and Fully Diluted Loss Per Share             $       -      $       -
                                                   ============   ============
Weighted Average Number of Shares -
   Basic and Fully Diluted                         $ 46,596,361   $  5,214,000
                                                   ============   ============









                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F4 -

PENDER INTERNATIONAL INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003
(Stated in United States Dollars)

                                                            2004          2003

Cash Flows from Operating Activities
Net loss                                             $  (140,174)  $    (6,057)
Adjustments to reconcile net loss to net cash
 used in operating activities
   Depreciation                                            2,198          -
   Accounts receivable                                    (4,978)         -
   Prepaids                                               (5,010)         -
   Accounts payable and accrued charges                  197,141          -
                                                     -----------   -----------

                                                          49,177        (6,057)
                                                     -----------   -----------


Cash Flows from Investing Activities
Transaction costs to purchase IMM Investments Inc.       (30,000)         -
Equipment purchases                                      (16,559)         -
                                                     -----------   -----------

                                                         (46,559)         -
                                                     -----------   -----------


Cash Flows from Financing Activities
Bank indebtedness                                            274          -
Proceeds from issuance of common shares                     -             -
Increase in donated capital                                 -            1,500
Proceeds from notes payable                                6,800          -
Proceeds from (repayment on) shareholder's loan           (3,020)        3,020
Advances from related company                              1,422          -
Advances from shareholder                                 (1,422)         -
Decrease in accrued interest payable                        -           (1,275)
                                                     -----------   -----------

                                                           4,054         3,245
                                                     -----------   -----------

Net Increase (Decrease) in Cash                            6,672        (2,812)

Foreign Exchange on Cash Balances                         (6,683)         -

Cash - beginning of year                                      11         2,823
                                                     -----------   -----------

Cash - end of year                                   $      -      $        11
                                                     ===========   ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest paid                                  $       184   $       225

      Income taxes paid                              $      -      $      -
                                                     -----------   -----------

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F5 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


1. Company History and Operations
The Company was organized August 26, 1998 (Date of inception) under the law of the state of Delaware, as Pender International, Inc. In 2002, a business plan was developed to import high end furniture from Mexico for sale in the United States and Canada. This business was unsuccessful and abandoned in July 2004.

In July 2004, the Company entered business as a merchant bank. The Company's objectives are to acquire undervalued small to medium size advanced stage companies that require strong management and capital to bring their operations to profitability. The company began a program to delineate acquisition targets in mid 2004 with a plan to build a broadly diversified portfolio of core holdings that bring and maintain long term shareholder value.

Acquisition of IMM Investments Inc.

On July 9, 2004 Pender International Inc. ("Pender") acquired 100% of IMM Investments Inc. ("IMM"), thus making IMM a wholly owned subsidiary of Pender. Pender acquired IMM from KJ Holding Inc. ("KJ"), an Ontario Corporation, by issuing KJ 21,000,000 restricted shares of Pender in exchange for 100% of the issued and outstanding common shares of IMM. Pender is accounting for this acquisition using the purchase method of accounting.

   The consideration given by Pender and the net assets acquired are as follows:

   Consideration given by Pender:
      21,000,000 shares at a fair value of $0.0286 per share      $    600,000
      Transaction costs                                                 30,000
                                                                  ------------

                                                                  $    630,000
                                                                  ============
   Net Assets of IMM at Fair Value
      Investment in Armistice Resources Ltd.                      $  1,486,989
      Incorporation cost                                                 1,273
      Less: bank overdraft                                                (382)
      Less: accounts payable                                            (7,435)
      Less : advances from shareholder                                  (1,272)
                                                                  ------------

                                                                  $  1,479,173
                                                                  ============

   Excess of purchase price over fair value  of net assets        $   (849,173)
                                                                  ============

   As the excess results in negative goodwill, in accordance with Statement of Financial Accounting standards No. 141 ("Business Combinations"), the excess was allocated on a pro rata basis to reduce the value assigned to the acquired assets. The following asset of IMM was reduced accordingly:

      Investment in Armistice Resources Ltd.                      $    849,173
                                                                  ============

                                    - F6 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


2. Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has sustained losses of $140,174 (2003 - $6,057) and has a working
capital deficiency of $204,802 (2003   $8,009). The Company's continuation as
a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about an acquisition and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements to generate the cash flow required to sustain its current and future operations.

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

   b) Use of Estimates

      In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   c) Equipment and Depreciation

      Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

           Computer                        30%             Declining
	   Equipment                       20%             Declining


                                    - F7 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3. Summary of Significant Accounting Policies (cont'd)

   d) Incorporation Cost

      Incorporation cost is recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2004 and 2003, no impairment losses have been identified.

   e) Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

   f) Impairment of Long Lived Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analysed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 2, the long lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

   g) Fair Value of Financial Instruments

      The carrying value of the Company's accounts receivable, bank indebtedness, accounts payable and accrued charges, loans payable and advances from shareholder approximates fair value because of the short term maturity of these financial instruments.

                                    - F8 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3. Summary of Significant Accounting Policies (cont'd)

   h) Foreign Currency Translation

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

   i) Comprehensive Income

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income.", SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

   j) Concentration of Credit Risk

      SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.

   k) Segment Reporting

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve two reportable segments based on the companies being consolidated: IMM Investments Inc. and Pender International Inc.

                                    - F9 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3. Summary of Significant Accounting Policies (cont'd)

   l) Loss Per Share

      Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2004 and 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

   m) Long Term Investment

      The Investment in Armistice Resources Ltd. is accounted for using the cost method. There is no readily available quoted market price for this investment and a reasonable estimate of fair value could not be made without incurring excessive costs, in accordance with SFAS No. 107, "Long term Investments" the Company has disclosed additional information pertinent to the value of this unquoted investment in note 5.

   n) Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("SFAS") issued SFAS Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARAB No. 51 ("FIN 46"). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (I) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or
      (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For Vies created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

      In May 2003, the SFAS issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", which requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended December 31, 2003 and December 31, 2004. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

                                   - F10 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3. Summary of Significant Accounting Policies (cont'd)

      In December 2003, the SEC issued Staff Accounting Bulletin ("SAAB") No. 104, "Revenue Recognition" which supersedes SAAB 101, "Revenue Recognition in Financial Statements." SAAB 104's primary purpose is to rescind the accounting guidance contained in SAAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of LEIF 00-21. The Company adopted the provisions of SAAB
      No. 104 for the year ended December 31, 2003 and December 31, 2004. The adoption of SFAS No. 104 did not have a material impact on the financial position or results of operations of the Company.

      In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Posterior Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit posterior plans. The revision of SFAS
      No. 132 did not have a material impact on the Company's financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2005 for the Company and may be adopted using a modified prospective method or a modified retrospective method.

                                   - F11 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


4. Equipment
                                                 2004                      2003
                                          Accumulated               Accumulated
                                  Cost   Depreciation       Cost   Depreciation

Furniture and Equipment       $  2,134       $    214   $   -          $   -
Computers                       14,426          2,164       -              -
                              -------------------------------------------------

                              $ 16,560       $  2,378   $   -          $   -
                              -------------------------------------------------
Net carrying amount                          $ 14,182                  $   -
                                             ========                  ========


5. Investment in Armistice Resources Ltd.
   On July 9, 2004 the Company purchased 100% of IMM Investment Inc. which had a 14.4% interest in Armistice Resources Ltd, a public company, whose common shares are currently under a cease trade order. The investment is carried at its original cost. As it is impracticable to estimate the fair value of this long term investment the following information has been disclosed in accordance with SFAS No. 107, "Long-term Investments"; for the year ended December 31, 2004, the total assets reported by Armistice Resources Ltd. were $7,383,628, ($8,886,935 CDN) and the common stockholders' equity was $6,891,640 ($8,294,778 CDN), revenues were $nil, and net loss for six month period ended December 31, 2004 was $205,667, ($267,676 CDN). The changes in the value of the investment result from the foreign exchange translation adjustment from Canadian dollars to United States dollars.


6. Loans Payable

                                                           2004           2003

   Unrelated individual                              $    5,000     $    5,000
   Former director of the Company                         6,800           -
                                                     ----------     ----------

                                                     $   11,800     $    5,000
                                                     ==========     ==========

   The above loans are non-interest bearing and are due on demand. The advance from the shareholder in 2003 of $3,020 was from a director of the Company. This individual is no longer a shareholder nor a director of the Company and accordingly, the amount of $6,800 has been re-classified as a loan payable.

                                   - F12 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


7. Related Party Transactions

   The Company had the following transactions with related related parties:

                                                           2004           2003

   Equipment purchased by the Company's director
   and by a company owned by the director.           $   15,314     $     -
                                                     ==========     ==========

   At the end of the year, the advances from related parties are as follows:

   Included in Accounts Payable - amounts due to
      the director and by a company owned by him.    $   60,036     $     -
                                                     ==========     ==========

   These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


8. Advances from Related Company

   Advances from a company which has 36.5%
   ownership in this Company.	                     $    1,422     $     -
                                                     ==========     ==========

   The advances are non interest bearing and are due on demand.


9. Common Stock

   On July 9, 2004, the Company issued 21,000,000 common shares to KJ Holdings in exchange for 100% of IMM Holdings Inc.

   On July 23, 2004, the Board of Directors ("Board") of Pender International Inc., a Delaware corporation ("Company"), resolved, by unanimous written consent, to initiate a 7 for 1 stock split (the "Stock Split"). The corporate records of the Company do not indicate that the shareholders of the Company approved the Stock Split. Further, an amendment to the Company's Certificate of Incorporation was not filed with the Delaware Secretary of State to reflect the Stock Split, as required under Section 242(a)(3) of the Delaware General Corporation Law. Management of the Company instructed its transfer agent, Signature Stock Transfer, to effect the Stock Split, and such split actually took place on July 23, 2004.

                                   - F13 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


9.  Common Stock (cont'd)

    Management of the Company intends to attempt to obtain the written consent of its shareholders to ratify the Stock Split. If management is successful in doing so, it intends to file an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State to properly effectuate the Stock Split.

    The Company has retroactively restated the amount of common shares outstanding for the prior period presented to reflect the 7 to 1 stock split that occurred on July 23, 2004.

    On September 21, 2004, the Company increased the authorized number of common stock from 80,000,000 to 400,000,000 shares.

10. Income Taxes

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

    Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

    As of December 31, 2004, the Company had approximately $175,000 net operating loss carry forwards for income tax reporting purposes, which will expire in 2024. No tax benefit has been reported in these financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential benefit of the loss carryforwards are offset by a valuation allowance of the same amount.

    The Company's current income taxes are as follows:

                                                           2004           2003
    Expected income tax recovery at the
      statutory rates of 34% (2003 - 34%)            $  (47,659)    $   (2,059)
    Valuation allowance                                  47,659          2,059
                                                     ----------     ----------

    Provision for income taxes                       $     -        $     -
                                                     ==========     ==========

                                  - F14 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


11. Segmented Information

    The Company operates two business segments based on geographical information, IMM Investments Inc. and Pender International Inc, which are described below:

    IMM Investments Inc. ("IMM") - a Canadian subsidiary
    Pender International Inc. ("Pender") - a US parent company

                                                             2004
Revenues by Segment:
   IMM                                               $       -
   Pender                                                    -
                                                     ------------

Consolidated revenues                                $       -
                                                     ============


Operating Loss by Segment:

   IMM                                               $    (84,366)
   Pender                                                 (55,808)
                                                     ------------

Consolidated operating loss                          $   (140,174)
                                                     ============


Total Assets by Segment:

   IMM                                               $  1,682,264
   Pender                                                 635,010
   Reconciling adjustments:
   Elimination of Investment in IMM in
      consolidation.                                     (630,000)
   Excess of purchase price over the fair value of
      IMM's net assets acquired, applied to reduce
      Investment in Armistice Resources Ltd. 		 (849,173)
                                                     ------------

Consolidated total assets                            $    838,101
                                                     ============

Comparative segment information is not presented for 2003 as the acquisition of IMM only took place in 2004.

                                  - F15 -

PENDER INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


12. Subsequent Event

    On February 16, 2005, the Company entered into an agreement to purchase 100% of the issued and outstanding shares of Montebello Development, a real estate development company. Montebello Development is developing Salchi Bay Development a 25 acre ocean front resort in Huatulco, Mexico. The Company intends to complete 12 private villas by the end of 2005 and an additional 48 units in 18 months.































                                  - F16 -

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.


ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

Pender International Inc.'s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report. It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal finance officer as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 8B - OTHER INFORMATION
---------------------------

None.

PART III
--------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

On December 31, 2004, Pender had four directors and executive officers, all of which do not have any other directorships with any other reporting company.

                                               Date First
Name                  Age  Position            Elected         Term Expiry
--------------------  ---  ------------------  --------------  --------------
Michael Ciavarella    42   President,          July 9, 2004    None
                           Chief Executive
                           Officer, Chief
                           Financial Officer

                           Director            September 21,   None
                                               2004

Minh-Ngoc Pham        48   Secretary,          July 9, 2004    None
                           Treasurer,
                           Director

Kalson G.H. Jang      26   Chairman of the
                           Board, Director     July 9, 2004    None

Antonio Manna         39   Director            July 9, 2004    None


There are no significant employees that are expected to make a significant contribution to the business. There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. No director or executive officers of the Company are involved in any pending legal proceedings.

RESUMES
Michael Ciavarella - Director, President and Chief Executive
2002 - Current     Senior executive vice president, senior account executive, life underwriter and financial advisor, Trillion Financial
                   Group.  Trillion Financial Group oversees 900 agents and has written business of over CAD $5 billion.
1999 - 2002        Life underwriter and financial advisor, Dagmar Insurance
                   Services.
1990 - 1999        Life underwriter and financial advisor, Manulife Financial.

Minh-Ngoc Pham - Director, Secretary and Treasurer
1988 - Current     Self employed lawyer and notary public.

Kalson G.H. Jang - Director and Chairman of the Board
2000 - Current     Chief operating officer, Trillion Financial Group.  Manages daily operations of the company that oversees 900 agents and has written business of over CAD $5 billion.
2002 - 2004        Internal Analyst, ABNAMRO Asset Management.  Analyzed and
                   monitored segregated and pooled funds for the company.

Antonio Manna - Director
1995 - Current     President, Cedargreen Landscape, a large horticulture
                   catering to elite estates in Toronto and surrounding areas.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The company's current officers and directors receive no compensation.


SUMMARY COMPENSATION TABLE

                                                                        Restricted   Securities
Name and                                                Other Annual         Stock   Underlying         LTIP      All Other
principal                         Salary        Bonus   Compensation      Award(s)    Options /      Payouts   Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)          ($)            ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------
Michael Ciavarella,
President, Chief
Executive               2004           0            0              0             0            0            0              0

Minh Ngoc Pham,
Secretary, Treasurer    2004           0            0              0             0            0            0              0

Kalson G.H. Jang,
Chairman                2004           0            0              0             0            0            0              0

J M Page, President,
Secretary, Treasurer    2004           0            0              0             0            0            0              0
                        2003           0            0              0             0            0            0              0
                        2002           0            0              0             0            0            0              0

There are no current employment agreements between the Company and its executive officers and directors. The directors and officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS
----------------------------------------------------------------------------

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSTATION PLANS Currently there is no stated equity compensation plan in place. In cases where it is necessary for the company to utilize equity compensation, the company will do so at its own discretion.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             KJ Holding Inc.                      21,000,000     36.52%
144-Restricted     123 Commerce Valley Drive East
                   Suite 300
                   Thornhill, Ontario
                   L3T 7W8



SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Michael Ciavarella                      440,350      0.77%
                   42 Montebello Avenue
                   Woodbridge, Ontario
                   L4H 1P4

Common             Kalson G.H. Jang                            300      0.00%
                   6 Chiavatti Drive
                   Markham, Ontario
                   L3R 1E2

Common             Total shares owned by officers          440,650      0.77%
                   and directors of the Company as
                   a group



CHANGES IN CONTROL
As of the date covered in this report, there are no arrangements in place that will result in a change of control in Pender.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
--------------------------------------------------------------

Chairman of the board and director Kalson G.H Jang is the sole shareholder of Billion Financial Corporation. Billion has been loaning us funds to pay our expenses and the expenses of our wholly owned subsidiary IMM Investments Inc. These loans are not interest-bearing and are due on demand.

At the date covered by this report, Michael Ciavarella was our President and Chief executive. Mr. Ciavarella has been paying for various operating expenses of the Company. These expense payments are considered to be funds loaned to the Company and are not interest-bearing and are due on demand.

At the date covered by this report, Minh Ngoc Pham was our secretary, treasurer and one of our directors. Pham is also the president and a director of our wholly owned subsidiary IMM Investments Inc. Pham has performed legal services for us, and has billed us approximately $30,000 for those services.

ITEM 13 - EXHIBITS
------------------

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

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

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Pender International Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

REPORTS ON FORM 8-K
Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc.

Form 8-K/A filed on December 3, 2004 to amend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

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

Form 8-K filed on March 18, 2005 to announce that the board had approved and declared a seven-for-one forward split in the form of a stock dividend on the registrant's common stock, par value $0.0001 per share. The common stock dividend was distributed on July 26, 2004 to stockholders of record as at July 23, 2004. The stock increased the registrant's issued and outstanding common stock to 57,498,000 shares. Item 7.01 was filed on this report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

AUDIT FEES
Audit fees incurred by the Company over the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years totals $34,500.

AUDIT-RELATED FEES
Over the course of the last two fiscal years, no audit related fees were incurred by the Company for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

TAX FEES
No tax fees were incurred in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES
No other fees billed to the Company in each of the last two fiscal years for products and services provided by the principal accountant.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PENDER INTERNATIONAL INC.




Date: March 31, 2005               /s/ Michael Ciavarella
                                   -------------------------
                                   Michael Ciavarella
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                   /s/ Michael Ciavarella
                                   -------------------------
                                   Michael Ciavarella
                                   Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form
10-KSB:

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

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Pender International Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.