Form 10KSB/A
period 2004-12-31
PENDER INTERNATIONAL INC
filed 2005-04-01
CIK 1080319

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

                              STOCKHOLDER'S EQUITY

Preferred Stock, $0.0001 par value, 20,000,000 shares
   authorized, no share issued and outstanding.
Capital Stock, $0.00001 par value, 400,000,000 shares
   authorized, 57,498,000 shares issued and
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