Form 10QSB
period 2005-03-31
PENDER INTERNATIONAL INC
filed 2005-05-24
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                                  For the fiscal year ended March 31, 2005.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on May 12, 2005 is 57,498,000 shares.

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F14)...........................  3
ITEM 2.    PLAN OF OPERATION................................................  4
ITEM 3.    CONTROLS AND PROCEDURES..........................................  5

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................  6
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......  6
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................  6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6
ITEM 5.    OTHER INFORMATION................................................  6
ITEM 6.    EXHIBITS.........................................................  8



SIGNATURES..................................................................  9

EXHIBIT INDEX............................................................... 10

PART I - FINANCIAL INFORMATION
------------------------------

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

ITEM 1 - FINANCIAL STATEMENTS












                        PENDER INTERNATIONAL, INC.

                INTERIM CONSOLIDATED FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                               (UNAUDITED)






                                 CONTENTS

Report of Independent Registered Public Accounting Firm                      F1

Interim Consolidated Balance Sheets                                          F2

Interim Consolidated Statements of Operations and Comprehensive
   Income (Loss)                                                             F3

Interim Consolidated Statements of Cash Flows                                F4

Notes to Interim Consolidated Financial Statements                     F5 - F14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Pender International, Inc.

     We have reviewed the accompanying interim consolidated balance sheet of Pender International, Inc., as at March 31, 2005 and the related interim consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2005 and 2004, and the interim consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pender International, Inc. as at December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholder's deficiency, and cash flows for the year then ended [not presented herein], and in our report dated March 17, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

     The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the interim financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/ SF Partnership, LLP

Toronto, Canada                        CHARTERED ACCOUNTANTS
May 19, 2005

                                     - F1 -

PENDER INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Stated in United States Dollars)
(Unaudited)



                                                           2005           2004
                                     ASSETS

Current
   Cash                                             $     2,061    $      -
   Sundry receivable                                       -             4,978
   Prepaids                                               9,451          5,010
                                                    --------------------------
                                                         11,512          9,988

Equipment, Net  (note 6)                                 14,328         14,182

Advances to Related Company (note 5)                    123,295           -

Investment in Armistice Resources Ltd. (note 7)         804,328        812,509

Incorporation Cost                                        1,415          1,422
                                                    --------------------------
                                                    $   954,878    $   838,101
                                                    ==========================


                                   LIABILITIES

Current
   Bank indebtedness                                $      -       $       273
   Accounts payable and accrued charges                 461,037        201,296
   Loans payable (note 8)                                  -            11,800
   Advances from related company (note 9)                 1,415          1,422
                                                    --------------------------
                                                        462,452        214,791
                                                    --------------------------


                               STOCKHOLDER'S EQUITY

Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, no share issued and outstanding.

Capital Stock, $0.00001 par value, 400,000,000
   shares authorized, 57,498,000 shares issued
   and outstanding (2004 - 57,498,000)                      821            821

Additional Paid-In Capital                              626,579        626,579

Accumulated Other Comprehensive Income                  163,387        171,494

Deficit                                                (298,361)      (175,584)
                                                    --------------------------
                                                        492,426        623,310
                                                    --------------------------
                                                    $   954,878    $   838,101
                                                    ==========================

APPROVED ON BEHALF OF THE BOARD

/s/ Kalson G.H. Jang
-------------------------------
Director

            (The accompanying notes are an integral part of these
                     consolidated financial statements)

                                     - F2 -

PENDER INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)

                                                         2005             2004
Expenses
   Professional fees                             $     60,191    $        -
   Advertising and promotion                           52,611             -
   General and administrative                          11,738            2,616
   Rent and occupancy                                   6,341             -
   Travel                                               3,521             -
   Loss on foreign gain                                (1,249)            -
   Amortization                                         1,110             -
                                                 -----------------------------
                                                      134,263            2,616
                                                 -----------------------------

Loss from Operations                                 (134,263)          (2,616)

Other
   Interest expense                                       314             -
   Loan forgiveness (note 8)                          (11,800)            -
                                                 -----------------------------

Net Loss                                             (122,777)          (2,616)

   Foreign currency translation adjustment              8,107             -
                                                 -----------------------------

Comprehensive Loss                               $   (114,670)   $      (2,616)
                                                 =============================

Basic and Fully Diluted Loss Per Share           $       -       $        -
                                                 =============================

Weighted Average Number of Shares -
   Basic and Fully Diluted                         46,596,361        5,214,000
                                                 =============================

            (The accompanying notes are an integral part of these
                     consolidated financial statements)

                                     - F3 -

PENDER INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)

                                                         2005             2004

Cash Flows from Operating Activities
   Net loss                                      $   (122,777)   $      (2,616)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation                                      1,110             -
      Sundry receivable                                 4,978             -
      Prepaids                                         (4,441)            -
      Accounts payable and accrued charges            259,742             -
      Loan forgiveness                                (11,800)            -
      Advances to related company                    (123,295)            -
                                                 -----------------------------
                                                        3,517           (2,616)
                                                 -----------------------------

Cash Flows from Investing Activities
   Equipment purchases                                 (1,243)            -
                                                 -----------------------------

Cash Flows from Financing Activities
   Bank indebtedness                                      273             -
   Proceeds from notes payable                           -               3,025
                                                 -----------------------------
                                                          273            3,025
                                                 -----------------------------

Net Increase in Cash                                    2,547              409

Foreign Exchange on Cash Balances                        (486)            -

Cash - beginning of year                                 -                  11
                                                 -----------------------------

Cash - end of year                               $      2,061    $         420
                                                 =============================


Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:

      Interest paid                              $        314    $        -
                                                 -----------------------------

      Income taxes paid                          $       -       $        -
                                                 -----------------------------

            (The accompanying notes are an integral part of these
                     consolidated financial statements)

                                     - F4 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

1. Basis of Financial Statement Presentation

   The accompanying unaudited interim consolidated financial statements of Pender International, Inc. ("Pender" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2004. The results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period.

2. Going Concern

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

   The Company has incurred losses of $122,777 (2004 - $2,616) and has a working capital deficiency of $450,940 (2004 - $204,803). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about an acquisition and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements to generate cash flow to sustain its current and future operations.

   The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

3. Summary of Significant Accounting Policies
   a)  Principles of Consolidation

       The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMM Investments Inc. and Montebello Developments Corp. On consolidation, all material intercompany transactions have been eliminated.

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

                                     - F5 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   c)  Equipment and Depreciation

       Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

               Computer                     30%               Declining
               Equipment                    20%               Declining

   d)  Incorporation Cost

       Incorporation cost is recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of March 31, 2005 and 2004, no impairment losses have been identified.

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

   f)  Impairment of Long-Lived Assets

       In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analysed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

                                     - F6 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   g)  Fair Value of Financial Instruments

       The carrying value of the Company's sundry receivable, bank indebtedness, accounts payable and accrued charges, loans payable and advances from shareholder approximates fair value because of the short-term maturity of these financial instruments.

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

   j)  Concentration of Credit Risk

       SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

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

                                     - F7 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

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

   m)  Long-Term Investment

       The Investment in Armistice Resources Ltd. is accounted for using the cost method. There is no readily available quoted market price for this investment and a reasonable estimate of fair value could not be made without incurring excessive costs, in accordance with SFAS No. 107, "Long-term Investments" the Company has disclosed additional information pertinent to the value of this unquoted investment in note 7.

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

                                     - F8 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

       In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supersedes SAAB 101, "Revenue Recognition in Financial Statements." SAAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of LEIF 00-21. The Company adopted the provisions of SAB No. 104 for the year ended December 31, 2003 and December 31, 2004. The adoption of SFAS No.104 did not have a material impact on the financial position or results of operations of the Company.

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

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2005 for the Company and may be adopted using a modified prospective method or a modified retrospective method.

                                     - F9 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

4. Acquisitions

   a)  IMM Investments Inc.

       On July 9, 2004 Pender acquired 100% of IMM Investments Inc. ("IMM"), thus making IMM a wholly owned subsidiary of Pender. Pender acquired IMM from KJ Holding Inc. ("KJ"), an Ontario Corporation, by issuing KJ 21,000,000 restricted shares of Pender in exchange for 100% of the issued and outstanding common shares of IMM. Pender is accounting for this acquisition using the purchase method of accounting.

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
                                                                  ============

   b)  Montebello Developments Corp.

       On February 16, 2005 Pender acquired 100% of the issued and outstanding shares of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Pender. Pender acquired 100% (100 shares) of Montebello from Kalson G.H. Jang for CAD $100 in the form of a payable that is non-interest bearing and due upon demand.

       Kalson G.H. Jang is a director and Chairman of the Board of Pender. Mr. Jang was and will continue to be the sole director, President, Secretary and Treasurer of Montebello.

                                     - F10 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)


5. Advances to Related Company

   The Company agreed to pay for expenses on behalf of a related company, Armistice Resources Ltd., in exchange for warrants of that company. The expenses have not been paid for as of March 31, 2005 and are included in accounts payable and accrued charges.

6. Equipment

                                              March 31,                    December 31,
                                                   2005                            2004
                                            Accumulated                     Accumulated
                           $       Cost    Depreciation            Cost    Depreciation
                           ------------------------------------------------------------

Furniture and equipment	   $      2,123    $        308    $      2,134    $        214
Computer                         15,680           3,167          14,426           2,164
                           ------------------------------------------------------------

                           $     17,803    $      3,475    $     16,560    $      2,378
                           ------------------------------------------------------------

Net carrying amount                        $     14,328                    $     14,182
                                           ------------                    ------------

7. Investment in Armistice Resources Ltd.

   On July 9, 2004 the Company purchased 100% of IMM Investment Inc. which had a 14.4% interest in Armistice Resources Ltd, a Canadian public company, whose common shares are currently under a cease trade order. The investment is carried at its original cost. As it is impracticable to estimate the fair value of this long-term investment the following information has been disclosed in accordance with SFAS No. 107, "Long-term Investments"; for the year ended December 31, 2004, the total assets reported by Armistice Resources Ltd. were $7,383,628, ($8,886,935 CDN) and the common stockholders' equity was $6,891,640 ($8,294,778 CDN), revenues were $nil, and net loss for six month period ended December 31, 2004 was $205,667, ($267,676 CDN). The changes in the value of the investment result from the foreign exchange translation adjustment from Canadian dollars to United States dollars.

                                     - F11 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

8. Loans Payable

                                                     March 31,    December 31,
                                                          2005            2004

   Unrelated individual                           $       -       $      5,000
   Former director of the Company                         -              6,800
                                                  ----------------------------

                                                  $       -       $     11,800
                                                  ============================

The loans payable were forgiven during the quarter and taken into income.

9. Advances from Related Company

                                                     March 31,    December 31,
                                                          2005            2004

   Advances from a company which has 36.5%
   ownership in this Company.                     $      1,415    $      1,422
                                                  ============================

   Advances from related company are non-interest bearing and due on demand.

                                     - F12 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

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

    The Company's current income taxes are as follows:
                                                  Three months    Three months
                                                        ending          ending
                                                     March 31,    December 31,
                                                          2005            2004

    Expected income tax recovery at the statutory
      rates of 34% (2004 - 34%)                   $     38,674    $        889

    Valuation allowance                                (38,674)           (889)
                                                  ----------------------------

    Provision for income taxes                    $       -       $       -

                                     - F13 -

PENDER INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

11. Segmented Information

    The Company operates two business segments based on geographical information, IMM Investments Inc. and Pender International Inc, which are described below:

    IMM Investments Inc. ("IMM") - a Canadian subsidiary
    Pender International Inc. ("Pender") - a US parent company

                                                          2005            2004
    Revenues by Segment:

       IMM                                        $       -       $       -
       Pender                                             -               -
                                                  ----------------------------
    Consolidated revenues                         $       -       $       -
                                                  ============================

    Operating Loss by Segment:

       IMM                                        $    (29,414)   $       -
       Pender                                          (84,334)         (2,616)
                                                  ----------------------------
    Consolidated operating loss                   $   (113,748)   $     (2,616)
                                                  ============================

    Total Assets by Segment:

       IMM                                        $  1,672,333    $  1,682,264
       Pender                                          639,533         635,010

       Reconciling adjustments:
       Elimination of Investment in IMM
          in consolidation.                           (630,000)       (630,000)
       Excess of purchase price over the
          fair value of IMM's net assets
          acquired, applied to reduce
          Investment in Armistice Resources Ltd.      (849,173)       (849,173)
                                                  ----------------------------
       Consolidated total assets                  $    832,693    $    838,101
                                                  ============================

                                     - F14 -

ITEM 2 - PLAN OF OPERATION

Pender International, Inc. ("Pender" or "the Company") currently has $2,000 in cash and $954,878 in assets. As of March 31, 2005, our cash flow requirement for the twelve-month period from April 2005 to March 2006 is $8,500,000. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS: Amount (USD)



ANTICIPATED CASH OUTFLOWS:                                         Amount (USD)
--------------------------                                         ------------
General and administrative expenses:
   Consulting and Wages                          $   200,000
   Accounting                                         80,000
   Legal                                              50,000
   Office and General                                 40,000
                                                 ------------------------------
Total General and Administrative                                   $    370,000

Current accounts payables and accruals                                  461,037

Commitment to Exercise all warrants
   of Armistice Resources Ltd.                                        3,333,000

Anticipated cash flow requirements for
   property development subsidiary                                    3,300,000


Additional working capital                                            1,035,963
                                                                   ------------
Total operating cash flow requirements                             $  8,500,000
                                                                   ============

Pender Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $370,000 is based on the actual expenses incurred during the three most recent quarters. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent quarters.

Pender Consolidated Current Accounts Payables and Accruals:
The balance of the current accruals is approximately $461,037 as at March 31, 2005. They are due to various parties for services rendered. Terms on these accruals vary but they are all due within the second quarter of 2005.

Exercise of All Remaining Warrants of Armistice Resources Ltd. ("Armistice"):
Tentatively, Pender intends to exercise all warrants of Armistice by the end of this fiscal year. $3,333,000 would be required to exercise the warrants. By exercising the warrants Pender will effectively increase its position in Armistice Resources Ltd. from 14.4% to 25.2%.

Property Development Subsidiary Requirements
On the date covered by this report, Pender has added a wholly owned subsidiary to manage property development deals (Montebello Developments Corp.) During the period covered by this report, the Company has entered into a definitive material agreement that will require us to make an initial outlay of $300,000 to commence the project. Details of this agreement have not been disclosed on Form 8-K during the period covered by this report. Thus disclosure of this event is filed herein under Part II - Item 5 - Other Information. The subsidiary will require $3,300,000 to over the next twelve-month period to finance this project.

Subsequent to the period covered by this report, our property development subsidiary has been in negotiations to acquire and develop a hotel and conference centre in Niagara Falls, Canada. Funding for this project is anticipated to be in the hundreds of millions. It should be noted that funding for this Niagara Falls project has not been factored into this report on the Company's twelve-month plan of operation as a concrete figure cannot be determined until the deal is consummated. In the event that an agreement is consummated, our cash flow requirement would change dramatically.

Pender Additional Working Capital:
Additional working capital of $1,035,963 would be used as general working capital. The additional working capital is required for a variety of reasons. Pender requires accessibility to liquid funds in the event that an acquisition target emerges unexpectedly. It is not guaranteed that Pender will make an acquisition in the next 12 months, however the company must plan for this contingency. In the next 12 months, Pender also intends to participate in any additional Armistice private placements if Armistice seeks to use this method to raise additional capital. Again, access to liquid funds would be required. A portion of this working capital will be allocated to research and development.

CASH INFLOWS:
To fund the above operations, the company plans to execute private placements within the next 120 days. Presently there is no deal lined up with any specific company. The private placements are in the planning stage and must be considered speculative. The private placements will be used to generate $8,500,000 by issuing 2,125,000 common shares at $4 per share.

Research and Development:
Pender seeks to invest in small-to-mid sized growth companies that are in need of strong management, administration and capital to bring their operations to profitability. During the next 12 months, Pender intends to hire consultants and use other related services to assist in researching alongside our Advisory Board to find target companies that fit Pender's profile.

The company currently has eight employees and uses consultants or contractors for project tasks. There are no plans to significantly change the number or employees, and there are no expected purchases or sales of plant or significant equipment.


ITEM 3 - CONTROLS AND PROCEDURES

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



PART II - OTHER INFORMATION
------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

Pender International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the period covered by this report.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 5 - OTHER INFORMATION

Acquisition of Montebello Developments Corp.
(To satisfy Item 2.01 as required on Form 8-K)
On February 16, 2005 Pender International, Inc., a Delaware corporation ("Pender" or "the Company") acquired 100% of the issued and outstanding shares of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Pender. Pender acquired 100% (100 shares) of Montebello from Kalson G.H. Jang for CAD $100 in the form of a payable that is non-interest bearing and due upon demand.

Kalson G.H. Jang is a director and Chairman of the Board of Pender. Mr. Jang was and will continue to be the sole director, President, Secretary and Treasurer of Montebello.

Montebello will become Pender's property and land development subsidiary. Pro forma statements will be filed as an amendment within 30 days.

Montebello Developments Corp - Entry into a Material Definitive Agreement
(To satisfy Item 1.01 as required on Form 8-K)
On February 25, 2005, Montebello entered into a material definitive agreement with Salchi S.A. De C.V ("Salchi") to develop the Salchi Bay Villa Development (the "project") in Huatulco, Mexico. The agreement has been included herein as
Exhibit 10.1.

Montebello has agreed to pay USD $ 1,100 per square meter of building living space (approximately 140 sq. meters per house), land (approximately 160 sq. meters per house) included to construct houses on the property. Six houses will be completed at each phase. A deposit will be made at the start of construction for each house and balance be paid over construction milestones. Once the first six houses are completed Montebello will begin the next phase of six and repeat the process for every six homes. Montebello has the rights to all remaining lots and houses to be built thereon.

Stipulated in the agreement, Salchi will remain on the project while Montebello will employ our own property manager and site supervisor. The agreement also includes land for grounds development and the construction of common amenities that include a swimming pool, tennis court, bachi court, exercise room and marine equipment facility.

Each villa will cost USD $275,000. An initial deposit of USD $50,000 is due at the time the project commences and USD $250,000 is due at first ground breaking. Construction time for each villa is projected at one month per villa. Every month of the six month construction phase, USD $250,000 will be paid. The total cost of a twelve month, twelve unit project will be USD $3,300,000 (or $275,000 per unit).

Montebello is bound to either of the following payment schedules for villa construction:
Option Payment Schedule 1:
25%     Down payment
70%     Over six equal monthly instalments in arrears
5%      Final payment after final inspection

Option Payment Schedule 2:
30%     Down payment
30% At completion of concrete work of foundation, main floor and walls up to second floor
20% At completion of complete interior and exterior structure, plumbing, electrical and plaster finish
20%     Upon final completion including fixtures, painting, tilework

Montebello is bound to the following costs of construction for the common amenities area:
Open Terrace Space - USD $250.00 per sq. meter
Open spaced terrace integrated to the villa. Including tile floors, hand railings made of rustic varnished wood, 'palapa' (thatched roof), sink, electric and sanitary installations in addition to gas installation for barbeque.

Retaining Wall (Brick) - USD $37.50 per linear meter (up to half a meter) Retaining wall made of bricks and concrete with foundation, finishing with a sealant and paint.

Retaining Wall (Stone) - USD $120.00 per sq. meter
Retaining wall adorned with stones on concrete base. Including excavation of 50 cm depth and width.

Walkways - USD $47.00 per linear meter
Walkways constructed of concrete and rustic wood a sealer and paint. Fully equipped with electrical lighting along the sides, made out of clay lamps.

Rain Water Collector Drain - USD $12.60 per linear meter

Berm - USD $37.50 per sq. meter
Soil bank covered with a wire mesh and wire net finish.  Sealed and painted.


NOMINATION PROCEDURES:
There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.


ITEM 6 - EXHIBITS

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

10.1 Material definitive agreement between Montebello Developments Corp. and Salchi S.A. De C.V.

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

REPORTS ON FORM 8-K
Form 8-K filed on January 12, 2005 to announce events that occurred on January 6, 2005. These events include the resignation of Minh Ngoc Pham as director, secretary and treasurer; the resignation of Michael Ciavarella as director, president and chief executive; and the election of Vic Dominelli as director.

Form 8-K filed on March 18, 2005 to announce the events that occurred on January 13, 2005. These events include the appointment of Orlando Silvestri to serve as president and chief executive and the election of Mr. Silvestri as a director.

Form 8-K filed on March 18, 2005 to announce the appointment of Vic Dominelli to serve as our chief financial officer.

Form 8-K filed on March 21, 2005 to announce a change in principal independent auditor effective March 3, 2005. SF Partnership, LLP was engaged as our principal independent auditor effective March 4, 2005.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PENDER INTERNATIONAL INC.
                                   -------------------------
                                   (Registrant)




Date: May 24, 2005                 /s/ Orlando Silvestri
                                   -------------------------
                                   Orlando Silvestri
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date: May 24, 2005                 /s/ Vic Dominelli
                                   -------------------------
                                   Vic Dominelli
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form
10-QSB:

Exhibit
Number   Description
-------  ---------------------------------------------------------------------
10.1 Material definitive agreement between Montebello Developments Corp. and Salchi S.A. De C.V.

31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.1 Certification of Principal Financial Officer required under Rule 13a-14(a) orRule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.1* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Pender International Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.