Form 10QSB
period 2005-06-30
TRADESTREAM GLOBAL CORP.
filed 2005-08-15
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                                  For the fiscal year ended June 30, 2005.

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the transition period from ________ to ________

                       Commission File Number 000-50045

                           TRADESTREAM GLOBAL CORP.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            Delaware                                          33-0823179
-------------------------------                         ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


 123 Commerce Valley Drive East, Suite 300,
             Thornhill, Ontario                                 L3T 7W8
--------------------------------------------                 ------------
  (Address of principal executive offices)                    (Zip Code)


                                (905) 882-0221
                        -------------------------------
                        (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      [X] Yes   [ ] No


The number of shares outstanding of each of the issuer's classes of common equity, as of the close on June 30, 2005 is 5,958,672 shares.

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F16)...........................  3
ITEM 2.    PLAN OF OPERATION................................................  4
ITEM 3.    CONTROLS AND PROCEDURES..........................................  4

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................  5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......  5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................  5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  5
ITEM 5.    OTHER INFORMATION................................................  5
ITEM 6.    EXHIBITS.........................................................  5



SIGNATURES..................................................................  7

EXHIBIT INDEX...............................................................  8

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

ITEM 1 - FINANCIAL STATEMENTS













                          TRADESTREAM GLOBAL CORP.
                   (FORMERLY PENDER INTERNATIONAL, INC.)


                    CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                               (UNAUDITED)




                                CONTENTS

Report of Independent Registered Public Accounting Firm                      F1

Consolidated Balance Sheets                                                  F2

Consolidated Statements of Operations and Comprehensive Income (Loss)        F3

Consolidated Statements of Cash Flows                                        F4

Notes to Consolidated Financial Statements                             F5 - F16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tradestream Global Corp.
(Formerly Pender International, Inc.)

We have reviewed the accompanying consolidated balance sheet of Tradestream Global Corp. (formerly Pender International, Inc.), as at June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tradestream Global Corp. (formerly Pender International, Inc.) as at December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholder's deficiency, and cash flows for the year then ended [not presented herein], and in our report dated March 17, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ SF Partnership, LLP

Toronto, Canada                                   CHARTERED ACCOUNTANTS
August 12, 2005

                                   - F1 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Stated in United States Dollars)



                                                           2005           2004
                                                    (Unaudited)      (Audited)
                                     ASSETS

Current
   Sundry receivable                                $    22,552    $	 4,978
   Prepaids                                                -             5,010
                                                    --------------------------
                                                         22,552          9,988

Equipment, net  (note 4)                                   -            14,182

Notes Receivable (note 5)                             3,250,000           -

Investment in Armistice Resources Ltd. (note 6)            -           812,509

Incorporation Cost                                         -             1,422
                                                    --------------------------
                                                    $ 3,272,552    $   838,101
                                                    ==========================

                                   LIABILITIES

Current
   Bank indebtedness                                $      -       $       273
   Accounts payable and accrued charges                    -           201,295
   Loans payable (note 7)                                  -            11,800
   Income taxes payable                                 409,947           -
   Advances from related company (note 8)                  -             1,422
                                                    --------------------------
                                                        409,947        214,790
                                                    --------------------------

                               STOCKHOLDER'S EQUITY

Preferred Stock, $0.0001 par value, 20,000,000
                 shares authorized, no shares
                 issued and outstanding.

Capital Stock,   $0.0001 par value, 400,000,000
                 shares authorized,  5,958,672
                 shares issued and outstanding
                 (2004 - 57,498,000)                        823            821

Additional Paid-In Capital                              835,449        626,579

Accumulated Other Comprehensive Income                  143,177        171,494

Retained Earnings (Deficit)                           1,883,156       (175,583)
                                                    --------------------------
                                                      2,862,605        623,311
                                                    --------------------------
                                                    $ 3,272,552    $   838,101
                                                    ==========================


     (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F2 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months and Six Months Ended June 30, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)

                                Three Months Ended June 30,         Six Months Ended June 30,
                                       2005            2004              2005            2004
                                -------------------------------------------------------------

Expenses
   Advertising and promotion    $      -        $      -          $    47,162     $      -
   General and administrative	     12,573             698            27,545           3,314
   Rent and occupancy                 2,201            -                8,646            -
   Professional fees                  1,656          18,948            38,607            -
   Property taxes                       104            -                 -               -
   Foreign exchange gain             (4,595)           -               (6,163)           -
                                -------------------------------------------------------------

                                     11,939          19,646           115,797           3,314
                                -------------------------------------------------------------

Loss from Operations                (11,939)        (19,646)         (115,797)         (3,314)

Other
   Gain on sale of subsidiary       249,919            -              249,919            -
   Loan forgiveness (note 7)           -               -               11,800            -
                                -------------------------------------------------------------

Income (Loss) Before
  Discontinued Operations           237,980         (19,646)          145,922          (3,314)
   Gain from discontinued
     operations, net of taxes
     (note 11)                    1,942,231            -            1,912,817            -
                                -------------------------------------------------------------

Net Income (Loss)                 2,180,211         (19,646)        2,058,739          (3,314)

   Foreign currency
     translation adjustment         (20,406)           -              (28,513)           -
                                -------------------------------------------------------------

Comprehensive Income (Loss)     $ 2,159,805     $   (19,646)      $ 2,030,226     $    (3,314)
                                =============================================================


Basic and Fully Diluted Income
  Per Share Before Discontinued
  Operations                    $      -        $      -          $      -        $      -
                                =============================================================

Basic and Fully Diluted Income
  Per Share                     $      0.04     $      -          $      0.04     $      -
                                =============================================================

Weighted Average Number of
  Shares - Basic and Fully
  Diluted                        57,069,352       5,214,000        57,282,492       5,214,000
                                =============================================================

     (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F3 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Consolidated Statements of Cash Flows
Six-Months Ended June 30, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)


                                                         2005             2004

Cash Flows from Operating Activities
   Net income (loss)                             $  2,058,739    $      (3,314)
   Adjustments to reconcile net loss to
    net cash used in operating activities
      Gain from discontinued operations            (1,912,817)            -
      Gain on sale of subsidiary                     (249,919)            -
      Sundry receivable                               (22,552)            -
      Prepaids                                          5,010             -
      Accounts payable and accrued charges            (75,381)            -
      Loan forgiveness                                (11,800)            -
      Notes receivable                             (3,250,000)            -
                                                 -----------------------------
                                                   (3,458,720)          (3,314)
                                                 -----------------------------

Cash Flows from Investing Activities
   Proceeds from sale of subsidiary                   250,000             -
   Proceeds from sale of discontinued operations    3,000,000             -
                                                 -----------------------------
                                                    3,250,000             -
                                                 -----------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common shares            208,720             -
   Proceeds from notes payable                           -               3,780
                                                 -----------------------------
                                                      208,720            3,780
                                                 -----------------------------

Net Increase in Cash                                     -                 466

Foreign Exchange on Cash Balances                        -                -

Cash - beginning of  period                              -                  11
                                                 -----------------------------

Cash - end of period                             $       -       $         477
                                                 =============================

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:

      Interest                                   $       -       $        -
                                                 =============================

      Income taxes                               $       -       $        -
                                                 =============================

     (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F4 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


1.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements of Tradestream Global Corp. ("Tradestream" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2004. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

     On June 30, 2005, the Company changed its name from Pender International Inc. to Vianet Technology Group Ltd. On July 27, 2005, the Company changed its name to Tradestream Global Corp.

2.   Going Concern

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has incurred continuing losses in the past. The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about an acquisition and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements to generate cash flow to sustain its current and future operations.

     The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

3.   Summary of Significant Accounting Policies

     a)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMM Investments Inc. and Montebello Developments Corp. On consolidation, all material intercompany transactions have been eliminated. Both subsidiaries were sold on June 30, 2005.

                                   - F5 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

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

     d)  Incorporation Cost

         Incorporation cost is recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of June 30, 2004, no impairment losses were identified. Incorporation costs were disposed of as part of the sale of the Company's subsidiary, IMM Investments Inc.

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

                                   - F6 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

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

                                   - F7 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

     j)  Concentration of Credit Risk

         SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

     k)  Segment Reporting

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve two reportable segments based on the companies being consolidated: IMM Investments Inc. (Discontinued Operations) and Tradestream Global Corp.

     l)  Income (Loss) Per Share

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2005 and 2004, the Company had no dilutive common stock equivalents, such as stock options or warrants.

     m)  Long-Term Investment

         The Investment in Armistice Resources Ltd. is accounted for using the cost method. There is no readily available quoted market price for this investment and a reasonable estimate of fair value could not be made without incurring excessive costs, in accordance with SFAS No. 107, "Long-term Investments" the Company has disclosed additional information pertinent to the value of this unquoted investment in note 6.

                                   - F8 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

     n)  Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("SFAS") issued SFAS Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARAB No. 51 ("FIN 46"). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (I) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

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

                                   - F9 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

     n)	Recent Accounting Pronouncements (cont'd)

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

                                   - F10 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


4.   Equipment

                                               June 30,                    December 31,
                                                   2005                            2004
                                            Accumulated                     Accumulated
                           $       Cost    Depreciation            Cost    Depreciation
                           ------------------------------------------------------------

Furniture and equipment	   $       -       $       -       $      2,134    $        214
Computer                           -               -             14,426           2,164
                           ------------------------------------------------------------

                           $       -       $       -       $     16,560    $      2,378
                           ------------------------------------------------------------

Net carrying amount                        $       -                       $     14,182
                                           ============                    ============


5.   Notes Receivable

     The notes bear interest at prime plus 2% per annum, payable quarterly commencing September 30, 2005. The entire principal amount of the notes and any remaining unpaid accrued interest is due and receivable at the maturity date, June 30, 2010. The notes were received as consideration for the sale of the Company's subsidiaries and are secured by the shares of the Company's subsidiaries sold. IMM Investments Inc. was sold to Blazing Holdings, Inc.; and, Montebello Developments Corp. to Brookstreet Capital Corp. Notes Receivable are comprised as follows:

                                                     June 30,     December 31,
                                                         2005             2004
     Blazing Holdings, Inc.                      $  3,000,000	 $        -
     Brookstreet Capital Corp.                        250,000             -
                                                 -----------------------------
                                                 $  3,250,000    $        -
                                                 =============================

                                   - F11 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


6.   Investment in Armistice Resources Ltd.

     On July 9, 2004 the Company purchased 100% of IMM Investment Inc. which had a 14.4% interest in Armistice Resources Ltd, a Canadian public company, whose common shares are currently under a cease trade order. The investment is carried at its original cost. As it is impracticable to estimate the fair value of this long-term investment the following information has been disclosed in accordance with SFAS No. 107, "Long-term Investments"; for the year ended December 31, 2004, the total assets reported by Armistice Resources Ltd. were $7,383,628, ($8,886,935 CDN) and the common stockholders' equity was $6,891,640 ($8,294,778 CDN), revenues were $nil, and net loss for six month period ended December 31, 2004 was $205,667, ($267,676 CDN). As of June 30, 2005, the Company no longer has an interest in IMM Investments Inc. (as described in note 11), and in turn does not hold an investment in Armistice Resources Ltd.


7.   Loans Payable
                                                      June 30,    December 31,
                                                          2005            2004

     Unrelated individual                         $       -       $      5,000
     Former director of the Company                       -              6,800
                                                  ----------------------------

                                                  $       -       $     11,800
                                                  ============================

     The loans payable were forgiven during the quarter and taken into income.

8.   Advances from Related Company

                                                      June 30,    December 31,
                                                          2005            2004

   Advances from a company which has 36.5%
   ownership in this Company.                     $       -       $      1,422
                                                  ============================

   Advances from related company are non-interest bearing and due on demand.

                                   - F12 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


9.   Income Taxes

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

     As of December 31, 2004, the Company had approximately $175,000 net operating loss carry forwards for income tax reporting purposes, which will be utilized to decrease the current years income taxes. No tax benefit was reported in the 2004 financial statements because the Company believed that there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential benefit of the loss carryforwards were offset by a valuation allowance

     The Company's current income taxes are as follows:

                                                  Three months    Three months
                                                        ending          ending
                                                     March 31,    December 31,
                                                          2005            2004

     Expected income tax expense (recovery)
       at the statutory rates of 36.12%
       (2004 - 34%)                               $    428,022    $      6,680
     Utilization of losses carried forward             (18,075)           -
     Included in Discontinued Operations              (409,947)           -
     Valuation allowance                                  -             (6,680)
                                                  ----------------------------
     Provision for income taxes                   $       -       $       -
                                                  ============================

                                   - F13 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


10.  Segmented Information

     Prior to the disposition of its subsidiaries, as described in note 11, the Company operated two business segments based on geographical information, IMM Investments Inc. ("Discontinued Operations") and Tradestream Global Corp. ("Tradestream") - a US parent company.

                                                          2005            2004
     Revenues by segment:

       Tradestream                                $       -       $       -
       Discontinued operations                            -               -
                                                  ----------------------------
     Consolidated revenues                        $       -       $       -
                                                  ============================

     Net income (loss) by segment:

       Tradestream                                $  2,070,159    $     (3,314)
       Discontinued operations                         (29,495)           -
                                                  ----------------------------
     Consolidated net income (loss)               $  2,040,664    $     (3,314)
                                                  ============================

     Total assets by segment:

       Tradestream                                $  3,272,552    $    635,010
       Discontinued operations                            -          1,682,264
       Reconciling adjustments:
       Elimination of Investment in
         IMM in consolidation.                            -           (630,000)
       Excess of purchase price over
         the fair value of IMM's net
         assets acquired, applied to
         reduce Investment in Armistice
         Resources Ltd.                                   -           (849,173)
                                                  ----------------------------

     Consolidated total assets                    $  3,272,552    $    838,101
                                                  ============================

                                   - F14 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


11.  Discontinued Operations

     On June 30, 2005, the Company sold its interest in its subsidiary, IMM Investments Inc. to Blazing Holdings Inc. for a $3,000,000 promissory note receivable as described in note 5.

     The Company accounted for the discontinued operations in accordance with SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets" and SFAS No. 146 "Accounting for costs associated with exit or disposal activities". Any gain or loss from the disposal of these assets has been recorded at the time of disposal.

     For the three-month period ending June 30, 2005, discontinued operations is comprised of the following:

     Gain on sale of investment                                  $  2,352,258
     Loss up to the date of disposition                                   (80)
     Tax effect                                                  $   (409,947)
                                                                 ------------

                                                                 $  1,942,231
                                                                 ============


     For the six-month period ending June 30, 2005, discontinued operations is comprised of the following:

     Gain on sale of investment                                  $  2,352,258
     Loss up to the date of disposition                               (29,494)
     Tax effect                                                  $   (409,947)
                                                                 ------------
                                                                 $  1,912,817
                                                                 ============


     No comparative figures were disclosed for the above because the subsidiary was acquired July 9, 2004; therefore, subsequent to the quarter-end for which the comparatives would been disclosed.

     The major classes of assets included in the sale of the investment are as follows:

     Cash                                                        $      4,084
     Investment in Armistice Resources                                782,681
     Advances to Armistice Resources                                  121,687
     Equipment                                                         15,237
     Incorporation costs                                                1,397
     Accounts payable                                                (275,948)
     Advances from related companies                                   (1,396)
                                                                 ------------
                                                                 $    647,742
                                                                 ============

                                   - F15 -

TRADESTREAM GLOBAL CORP.
(FORMERLY PENDER INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)


12.  Subsequent Events

     On July 27, 2005, the Company reached a preliminary agreement to acquire Tradestream Global AG. The Company will issue 10 million shares of Common Stock and 1 million shares of Preferred Stock in exchange for 100% of the capital stock of Tradestream Global AG.

     On July 27, 2005, the Company established an Incentive Stock Option Plan for its officers, directors, employees, consultants and advisors for the purchase of its common shares to a maximum of 1,000,000 shares at an exercise price of $0.50. That plan will expire on June 30, 2005.

                                   - F16 -

ITEM 2 - PLAN OF OPERATION

Tradestream Global Corp. currently has no cash and approximately $3,275,000 in assets. As of June 30, 2005, our cash flow requirement for the next twelve-month period cannot be reasonably estimated as we presently do not have a closing date for our proposed acquisition of Tradestream Global AG.

On July 28, 2005, we announced that we had reached a preliminary agreement to acquire Tradestream Global AG, a technology software provider to the investment community. As part of this preliminary agreement, the Company has changed its name to Tradestream Global Corp.

Upon the closing of the transaction, the Company will issue 10 million shares of Common Stock and 1 million Shares of Preferred Stock in exchange for 100% of the capital stock of Tradestream Global AG. The transaction is subject to execution of a definitive share exchange agreement, approval of the respective Boards of Directors, and approval by shareholders of the Company. We presently do not have an estimate as to when these preliminary steps will be completed, or when a closing of the transaction may occur, nor can there be any assurances that the transaction will in fact be completed.

Begun in 1998, Tradestream Global AG is an evolution of advanced proprietary technology developed over the last seven years as an independent, broker-neutral, technology software provider of trading solutions to the Hedge Fund, Investment and Asset Management, Broker, and Professional Day Trader community. With sales presence across the US, London, and Tokyo, Tradestream Global's products are actively being used by 450 users across 30 clients firms


ITEM 3 - CONTROLS AND PROCEDURES

Tradestream Global Corp.'s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report. It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal finance officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

Tradestream Global Corp. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company issued a total of 2,088,720 (pre-split) Shares of Common Stock with a total value of $208,872 to Brookstreet Capital Corp. in exchange for the cancellation of debt owed by the Company to Brookstreet Capital Corp.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the period covered by this report.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 5 - OTHER INFORMATION

There is no other information to disclose for the period covered by this Form 10-QSB.

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

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Tradestream Global Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

REPORTS ON FORM 8-K

Form 8-K filed on July 7, 2005 to announce the entry into material definitive agreements on June 17, 2005 to dispose of our subsidiaries IMM Investments, Inc. to Brookstreet Capital Corp. and Montebello Developments Corp. to Blazing Holdings, Inc. Also disclosed in the Form 8-K was the preliminary agreement to merge with VIANET Direct, Inc., the change in the Company's name from Pender International, Inc. to VIANET Technology Group, Ltd., and the announcement of the company completing a 1-for-10 reverse stock split effective June 30, 2005.

Subsequently filed Form 8-K on July 27, 2005 to announce the termination of the merger negotiations with VIANET Direct, Inc. and to announce the change of the Company name to Tradestream Global Corp.

Subsequently filed Form 8-K on July 28, 2005 to announce the entry into a preliminary agreement to merge with Tradestream Global AG, a technology software provider to the investment community.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRADESTREAM GLOBAL CORP.
                                   -------------------------
                                   (Registrant)




Date: August 15, 2005              /s/ Orlando Silvestri
                                   -------------------------
                                   Orlando Silvestri
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date: August 15, 2005              /s/ Vic Dominelli
                                   -------------------------
                                   Vic Dominelli
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Tradestream Global Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.