Form 10QSB/A
period 2005-06-30
TRADESTREAM GLOBAL CORP.
filed 2005-08-16
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB/A

                                Amendment No. 1

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

     On July 27, 2005, the Company established an Incentive Stock Option Plan for its officers, directors, employees, consultants and advisors for the purchase of its common shares to a maximum of 1,000,000 shares at an exercise price of $0.50. That plan will expire on June 30, 2015.

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