Form 10QSB
period 2005-09-30
EMPIRE GLOBAL CORP.
filed 2005-11-18
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the quarterly period ended September 30, 2005.

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the transition period from ________ to ________

                       Commission File Number 000-50045

                              EMPIRE GLOBAL CORP.
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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               [ ] Yes   [X] No


The number of shares outstanding of each of the issuer's classes of common equity, as of the close on June 30, 2005 is 5,958,672 shares.


Transitional Small Business Disclosure Format (Check one):     [ ] Yes   [X] No

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F13)...........................  3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  4
ITEM 3.    CONTROLS AND PROCEDURES..........................................  6

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................  6
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......  7
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................  7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  7
ITEM 5.    OTHER INFORMATION................................................  7
ITEM 6.    EXHIBITS.........................................................  7



SIGNATURES..................................................................  8

EXHIBIT INDEX...............................................................  9

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


ITEM 1 - FINANCIAL STATEMENTS

The following financial statements included herein are provided by the Company and have been reviewed by our principal independent auditor.


                            EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)


                     CONSOLIDATED FINANCIAL STATEMENTS


              THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Notes to Consolidated Financial Statements                             F5 - F13

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp.
(Formerly Pender International, Inc.)

     We have reviewed the accompanying consolidated balance sheets of Empire Global Corp. (formerly Pender International, Inc.), as at September 30, 2005 and the related consolidated statements of operations and comprehensive income
(loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire Global Corp. (formerly Pender International, Inc.) as at December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholder's deficiency, and cash flows for the year then ended [not presented herein], and in our report dated March 17, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

                                        "SF Partnership, LLP"

Toronto, Canada	                    CHARTERED ACCOUNTANTS
November 9, 2005






                                   - F1 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Stated in United States Dollars)

                                                            2005           2004
                                                     (Unaudited)      (Audited)

                                   ASSETS

Current
  Prepaids                                         $       -      $       5,010
  Current assets of discontinued operations
    (note 8)                                               -              4,978
                                                   ----------------------------

Total Current Assets                                       -              9,988
Note Receivable (note 4)                               3,045,000           -
Assets of Discontinued Operations (note 8)                 -            828,113
                                                   ----------------------------

Total Assets                                       $   3,045,000  $     838,101
                                                   ============================

                                 LIABILITIES

Current
  Accounts payable and accrued charges             $     466,458  $      87,027
  Loans payable (note 6)                                    -            11,800
  Income taxes payable                                   409,947           -
  Current liabilities of discontinued operations            -           115,963
                                                   ----------------------------

Total Liabilities                                        876,405        214,790
                                                   ----------------------------

                             STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value, 20,000,000
                 shares authorized, no shares
                 issued and outstanding.

Capital Stock,   $0.0001 par value, 400,000,000
                 shares authorized,  745,900
                 shares issued and outstanding
                 (2004 - 57,498,000)                         973            821

Additional Paid-In Capital                             1,318,299        626,579
Accumulated Other Comprehensive Income                   143,177        171,494
Retained Earnings (Deficit)                              706,146       (175,583)
                                                   ----------------------------

Total Stockholders' Equity                             2,168,595        623,311
                                                   ----------------------------

Total Liabilities and Stockholders' Equity         $   3,045,000  $     838,101


                (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F2 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months and Nine Months Ended September 30, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)

	                         Three Months Ended        Nine Months Ended
 	                            September 30,             September 30,
                                    2005         2004         2005         2004
                             ---------------------------------------------------

Expenses
  Consulting                 $   483,000  $      -     $   483,000  $      -
  Professional fees               15,533         -          54,140         -
  Advertising and promotion      448,000         -         495,162         -
  General and administrative       2,857        1,432       30,401        4,746
  Bad debts                       22,545         -          22,545         -
  Rent and occupancy                -            -           8,646         -
  Foreign exchange gain              157         -          (6,006)        -
                             ---------------------------------------------------

Total Expenses                   972,092        1,432    1,087,888        4,746
                             ---------------------------------------------------

Loss from Operations            (972,092)      (1,432)  (1,087,888)      (4,746)

Other
  Loan forgiveness (note 6)        -             -          11,800         -
  Interest income                45,000          -          45,000         -
                             ---------------------------------------------------

(Loss) Before Discontinued
  Operations                   (927,092)       (1,432)  (1,031,088)      (4,746)
Gain (loss) from
  discontinued operations,
  net of taxes (note 8)		   -          (42,629)   1,912,817      (42,629)
                             ---------------------------------------------------

Net (Loss) Income              (927,092)      (44,061)     881,729      (47,375)

Foreign currency translation
  adjustment                       -             -         (28,317)        -
                             ---------------------------------------------------

Comprehensive (Loss) Income  $ (927,092)  $   (44,061) $   853,412  $   (47,375)
                             ===================================================

Basic and Fully Diluted
  Income  Per Share Before
  Discontinued Operations    $    (0.16)  $      -     $     (0.03) $      -
                             ===================================================

Basic and Fully Diluted
  Income Per Share           $    (0.16)  $      -     $      0.02  $      -
                             ===================================================

Weighted Average Number of
  Shares - Basic and Fully
  Diluted                     5,803,000    57,498,000   39,912,000   43,498,000
                             ===================================================


                (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F3 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Statements of Cash Flows
Nine-Months Ended September 30, 2005 and 2004
(Stated in United States Dollars)
(Unaudited)

                                                            2005           2004
Cash Flows from Operating Activities
  Net income (loss)                                $     881,729  $     (47,375)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities
    (Gain) loss from discontinued operations          (1,872,925)        42,629
      Interest receivable                                (45,000)          -
      Consulting services for shares                     483,000           -
  Changes in assets and liabilities
      Prepaids                                             5,010           -
      Accounts payable and accrued charges               379,431         30,955
      Loan forgiveness                                   (11,800)          -
                                                   -----------------------------

  Total cash flows from operating activities            (180,555)        26,209
                                                   -----------------------------

Cash Flows from Investing Activities
      Investment in IMM                                     -           (30,000)
                                                   -----------------------------

  Total cash flows from investing activities                -           (30,000)
                                                   -----------------------------

Cash Flows from Financing Activities
      Proceeds from issuance of common shares            208,872           -
      Proceeds from notes payable                           -             3,780
                                                   -----------------------------

  Total cash flows from financing activities             208,872          3,780
                                                   -----------------------------

Net Increase (Decrease) in Cash                           28,317            (11)
Foreign Currency Translation                             (28,317)          -
Cash - beginning of period                                  -                11
Cash - end of period                               $        -     $        -
                                                   =============================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                     $        -     $        -
                                                   =============================
      Income taxes                                 $        -     $        -
                                                   =============================

    Non-cash investing and financing activities:

    In June 2005, the Company sold its investment in its wholly owned subsidiary for proceeds of $3 million by way of a note receivable (note 4).


                (The accompanying notes are an integral part of these consolidated financial statements)

                                   - F4 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

1. Basis of Financial Statement Presentation

   The accompanying unaudited consolidated financial statements of Empire Global Corp. ("Empire" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310
   (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2004. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

   On June 30, 2005, the Company changed its name from Pender International Inc. to Vainest Technology Group Ltd. On July 27, 2005, the Company changed its name to Tradestream Global Corp. On September 21, 2005 the Company changed its name to Empire Global Corp.

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







                                   - F5 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies

   a) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMM Investments Inc., Montebello Developments Corp., and Empire Global Acquisition Corp. On consolidation, all material intercompany transactions have been eliminated. IMM Investments Inc. and Montebello Developments Corp. were both sold on June 30, 2005. On September 29, 2005, the agreement to sell Montebello Developments Corp. was cancelled due to a defaulted interest payment by the buyer. This allowed the Company to reacquire 100 shares of Montebello previously sold and dispose of a $250,000 note receivable.

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

   c) Income Taxes

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

   d) Impairment of Long-Lived Assets

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


                                   - F6 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   e) Fair Value of Financial Instruments

      The carrying values of the Company's accounts payable and accrued charges, and loans payable approximate fair value because of the short-term maturity of these financial instruments.

   f) Foreign Currency Translation

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

   g) Comprehensive Income

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

   h) Concentration of Credit Risk

      SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

   i)	Income (Loss) Per Share

      Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2005 and 2004, the Company had no dilutive common stock equivalents, such as stock options or warrants.




                                   - F7 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   j) Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

      In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December
      2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.










                                   - F8 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   j) Recent Accounting Pronouncements (cont'd)

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.
















                                   - F9 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

   j) Recent Accounting Pronouncements (cont'd)

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements. In January 2003, the Financial Accounting Standards Board ("SFAS") issued SFAS Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARAB No. 51 ("FIN 46"). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (I) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.














                                   - F10 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

4. Note Receivable

   The note bears interest at prime per annum, payable at the maturity date, June 30, 2010. As such, interest receivable on the note is classified as non-current. The entire principal amount of the note and the remaining unpaid accrued interest is due and receivable at the maturity date. The note was received as consideration for the sale of the Company's subsidiary, IMM Investments Inc., and is secured by the shares of this subsidiary. Note Receivable from the purchaser of the subsidiary is as follows:

                                                   September 30,   December 31,
                                                            2005           2004

   Blazing Holdings, Inc.                          $   3,000,000  $        -
   Interest receivable on note                            45,000           -
                                                   ----------------------------

                                                   $   3,045,000  $        -
                                                   ============================

5. Investment in Armistice Resources Ltd.

   On July 9, 2004 the Company purchased 100% of IMM Investment Inc. which had a 14.4% interest in Armistice Resources Ltd, a Canadian public company, whose common shares are currently under a cease trade order. The investment is carried at its original cost. As it is impracticable to estimate the fair value of this long-term investment the following information has been disclosed in accordance with SFAS No. 107, "Long-term Investments"; for the year ended December 31, 2004, the total assets reported by Armistice Resources Ltd. were $7,383,628, ($8,886,935 CDN) and the common stockholders' equity was $6,891,640 ($8,294,778 CDN), revenues were $nil, and net loss for six month period ended December 31, 2004 was $205,667, ($267,676 CDN). As of September 30, 2005, the Company no longer has an interest in IMM Investments Inc. (as described in note 8), and in turn does not hold an investment in Armistice Resources Ltd.

6. Loans Payable

                                                   September 30,   December 31,
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
                                                   ============================

The loans payable were forgiven during the previous quarter and included in income.


                                   - F11 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

7. Income Taxes

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

   As of December 31, 2004, the Company had approximately $175,000 net operating loss carry forwards for income tax reporting purposes, which will be utilized to decrease the current year's income taxes. No tax benefit was reported in the 2004 financial statements because the Company believed that there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential benefit of the loss carryforwards were offset by a valuation allowance.

8. Discontinued Operations

   On June 30, 2005, the Company sold its interest in its subsidiary, IMM Investments Inc. to Blazing Holdings Inc. for a $3,000,000 promissory note receivable as described in note 4.

   The Company accounted for the discontinued operations in accordance with SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets" and SFAS No. 146 "Accounting for costs associated with exit or disposal activities". Any gain or loss from the disposal of these assets has been recorded at the time of disposal.

   For the three-month period ended September 30, 2005 and 2004, discontinued operations is comprised of the following:

                                                            2005           2004

   Loss up to the date of disposition              $        -     $      42,629
                                                   ============================

   For the nine-month period ended September 30, 2005 and 2004, discontinued operations is comprised of the following:

                                                            2005           2004
   Gain on sale of investment                      $   2,352,258  $        -
   Loss up to the date of disposition                    (29,494)        42,629
   Tax effect                                           (409,947)          -
                                                   ----------------------------

                                                   $   1,912,817  $	 42,629
                                                   ============================


                                   - F12 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

8. Discontinued Operations (cont'd)

   No comparative figures were disclosed for the above because the subsidiary was acquired July 9, 2004; therefore, subsequent to the quarter-end for which the comparatives would have been disclosed.

   The major classes of assets and liabilities are included in the sale of the investment are as follows:

   Cash                                                           $       4,084
   Investment in Armistice Resources                                    782,681
   Advances to Armistice Resources                                      121,687
   Equipment                                                             15,237
   Incorporation costs                                                    1,397
   Accounts payable                                                   (275,948)
   Advances from related companies                                      (1,396)
                                                                  -------------
                                                                  $     647,742
                                                                  =============

9. Subsequent Events

   Empire Global Corp. entered into a Plan of Merger and Reorganization Agreement with 501 Canada Inc., an Ontario Corporation whereby Empire Global Corp., through its wholly-owned subsidiary Empire Global Acquisition Corp., an Ontario Corporation ("EGAC") will acquire 100% of the capital stock of 501 through the issuance of exchangeable shares of EGAC, which are exchangeable for 6,240,000 Shares of Common Stock of Empire Global Corp.















                                   - F13 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Empire Global Corp. currently has no cash and $3,045,000 in assets. Assuming the successful close of our most recently announced merger with Excel Empire Limited, a British Virgin Islands Corporation, ("Excel"), our cash flow requirement for the next twelve-month period is anticipated to be approximately $35,000,000.
                                                                Net Cash Inflow
                                                                      (Outflow)
                                                                ---------------
Jiaozuo Days Inn Hotel
----------------------
Cash Income                                         10,948,000

   Operational Costs                5,360,000
   Sales Tax and Affix                602,000
   Income Tax Expense               1,645,000        7,607,000   $   3,341,000
                               -------------------------------

Jiaozuo Sunwin Shopping Plaza
-----------------------------
Cash Income                                         13,485,000

   Operational Costs                6,467,000
   Sales Tax and Affix                742,000
   Salaries and Benefits              986,000
   Income Tax Expense               1,746,000        9,941,000       3,544,000
                               -------------------------------

Jioazuo Film City
-----------------
Cash Income                                         35,961,000

   Working Capital                  4,938,000
   Investment in Fixed-Assets      36,346,000
   Operational Costs               33,491,000
   Sales Tax and Affix              2,279,000
   Income Tax Expense                  63,000       77,117,000     (41,156,000)
                               -------------------------------

Empire Global Corp. (Consolidated)
----------------------------------
Cash Income                                            652,000

   Working Capital                    488,000
   Operational Costs                  890,000
   Salaries and Benefits                3,000        1,381,000        (729,000)
                               ------------------------------------------------

TOTAL CASH FLOW REQUIREMENT                                      $ (35,000,000)
                                                                 ==============

Description of Subsequent Events Affecting 12-Month Cash Flow Projections:
--------------------------------------------------------------------------

Subsequent to the period covered by this report, we have formed Empire Global Acquisition Corp., an Ontario Corporation, to operate as our wholly owned subsidiary. Empire Global Corp., Empire Global Acquisition Corp. and 501 Canada Inc., an Ontario Corporation, ("501") have agreed to a plan of merger and acquisition which would result in Empire Global Corp. having 100% ownership of 501 Canada Inc. indirectly through Empire Global Acquisition Corp., our wholly owned subsidiary.

501 is a real estate and property development company that currently has its main operations focussed on the leasing of commercial space. The assets of the 501 consist mainly of two buildings located in Toronto, Ontario, Canada. The first building has approximately 304,000 square feet of rentable space. The second building has approximately 28,000 square feet of rentable space. There are approximately 22 commercial tenants combined between the two buildings.

We have also agreed to a plan of merger and acquisition of Excel. We would directly own 100% of Excel. Excel is a real estate and property development company that currently has its operations focussed in China. Excel leases retail space in a shopping complex and has constructed an adjacent five-star hotel and conference center. Excel is planning to develop the world-class film studio near Jiaozuo City into a tourist destination/attraction.


Cash Flow Requirements:
-----------------------

Jiaozuo Days Inn Hotel (the "Hotel")
The Hotel is expected to have $10,948,000 of cash income and revenues while incurring $7,607,000 in various operating and tax expenses. We anticipate that the Hotel will have positive net cash flow of $3,341,000. This cash inflow will be used to fund our other projects that require funding.

Jiaozuo Sunwin Shopping Plaza (the "Plaza")
The Plaza is expected to have $13,485,000 of cash income and revenues while incurring $9,941,000 in various operating and tax expenses. We anticipate the Plaza to provide us with positive net cash flow of $3,544,000. This cash inflow will be used to fund our other projects that require funding.

Jiaozuo Film City (the "Film City")
The Film City is expected to have cash income and revenues of $35,961,000. For the next 12 months, the Film City project demands cash flow for the following:

Working Capital ($4,938,000)
     Working capital will be required for various unanticipated operating and other expenses that may arise.

Investment in Fixed Assets ($36,346,000)
     The project in the midst of developing and constructing an advanced amusement, theme and recreation park at the Film City. We do not foresee investment into fixed assets to continue at such a level after the project advances past its infancy stage.

Operating Cost ($33,491,000)
	Anticipated costs to operate and develop the Film City.

Tax Expenses ($2,342,000)
	Anticipated sales and income taxes.

Total anticipated cash outflow for this project is $77,117,000. Thus, the anticipated net cash outflow (or cash flow requirement) for the Film City project will be $41,156,000

Empire Global Corp. (Consolidated)
The consolidated cash flow requirements for Empire Global Corp. will be $729,000. This is based on consolidated requirements for working capital as well as consolidated operating income and expenses from our operations and those of our subsidiaries.

Cash Flow Financing
The Company intends to utilize institutional methods for financing the Company's operations over the next 12 months. Bank loans and credit lines will be utilized to support project expenditures.

ITEM 3 - CONTROLS AND PROCEDURES

Empire Global Corp.'s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report. It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal finance officer as appropriate to allow timely decisions regarding required disclosure.

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


PART II - OTHER INFORMATION
---------------------------


ITEM 1 - LEGAL PROCEEDINGS

Empire Global Corp. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, the Company issued a total of 500,000 (pre-split) shares of common stock with a total value of $105,000 to a consultant in regards to the cancelled merger with Tradestream Global AG.

The shares issued in the private placement are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. The consultant is an "accredited investor" under the Act, and no form of general solicitation or general advertising was conducted in connection of the private placement. Each of the certificates representing shares of the Company's common stock issued in the private placement contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the period covered by this report.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 5 - OTHER INFORMATION

On September 7, 2005, Empire Global Corp. (then known as Tradestream Global Corp.) formed a wholly owned subsidiary, Empire Global Acquisition Corp., an Ontario Corporation by issuing 100 common shares of Empire Global Acquisition Corp at the time of incorporation.


ITEM 6 - EXHIBITS

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

31.1 Certification of Acting Principal Executive Officer and Acting Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1* Certification of Acting Principal Executive Officer Acting Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C.
        Section 1350.

* The certification attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Empire Global Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

REPORTS ON FORM 8-K

Form 8-K filed on October 4, 2005 to announce the modification of the material definitive agreement entered on June 17, 2005 to dispose of our subsidiary IMM Investments, Inc. to Blazing Holdings, Inc. Also, the 8-K disclosed the termination and cancellation of the material definitive agreement entered on June 17, 2005 to dispose of our subsidiary Montebello Developments Corp. to Brookstreet Capital Corp. We have reacquired 100% ownership of Montebello Developments Corp. Also disclosed in the Form 8-K, the Registrant has amended its Certificate of Incorporation to change its name to Empire Global Corp. effective September 21, 2005 and to effect a 1-for-10 reverse stock split of its common stock effective September 29, 2005. Also reported that the Registrant's new OTC trading symbol as of Friday, September 30, 2005 was "EMGL".

Subsequently filed Form 8-K on October 18, 2005 to report a private placement of 814,100 shares of its common stock with a total value of $472,178 to a group of "accredited investors" in exchange for the cancellation of debt owed by the Company respectively to each investor.

Subsequently filed Form 8-K and 8-K/A on November 3, 2005 to announce the completion and close of the merger between our wholly owned subsidiary, Empire Global Acquisition Corp., an Ontario Corporation and 501 Canada Inc., an Ontario Corporation. The merger resulted in us owning 100% of 501 Canada Inc. indirectly through our wholly owned subsidiary.

Subsequently filed Form 8-K on November 10, 2005 to announce that on November 4, 2005, Empire Global Corp. entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel"), a British Virgin Islands corporation.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EMPIRE GLOBAL CORP.
                                   -------------------------
                                   (Registrant)




Date: November 18, 2005            /s/ Kalson G.H. Jang
                                   -------------------------
                                   Orlando Silvestri
                                   Acting Chief Executive Officer and
                                   Acting Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form
10-QSB:

Exhibit
Number   Description
-------  ---------------------------------------------------------------------

31.1 Certification of Acting Principal Executive Officer and Acting Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1* Certification of Acting Principal Executive Officer Acting Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C.
         Section 1350.

* The certification attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Empire Global Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.