Form 10QSB/A
period 2005-09-30
EMPIRE GLOBAL CORP.
filed 2005-11-28
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB/A

                                Amendment No. 1
                    (Correction to signature of Registrant)


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



                                   EMPIRE GLOBAL CORP.
                                   -------------------------
                                   (Registrant)




Date: November 18, 2005            /s/ Kalson G.H. Jang
                                   -------------------------
                                   Kalson G.H. Jang
                                   Acting Chief Executive Officer and
                                   Acting Chief Financial Officer

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