Form 10KSB
period 2005-12-31
EMPIRE GLOBAL CORP.
filed 2006-04-18
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                                  For the fiscal year ended December 31, 2005.

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the transition period from ________ to ________

                       Commission File Number 000-50045

                             EMPIRE GLOBAL CORP.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            Delaware                                          33-0823179
-------------------------------                         ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


501 Alliance Avenue, Suite 400, Toronto, Ontario                 M6N 2J1
------------------------------------------------               ------------
    (Address of principal executive offices)                    (Zip Code)


                                (416) 769-8788
                        -------------------------------
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.0001)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                               [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.                                [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act).                      Yes [ ] No [X]

The issuer had $636,167 in revenues for its most recent fiscal year. The number of shares outstanding of each of the issuer's classes of common equity, as of the close on March 10, 2006 is 6,985,867 shares with an aggregate market value of $4,191,520 based on the average closing bid and asked prices for the Common Stock on March 31, 2006 of $0.60 per share.

                                TABLE OF CONTENTS

PART I
-------
ITEM 1.   DESCRIPTION OF BUSINESS..........................................  3
ITEM 2.   DESCRIPTION OF PROPERTY.......................................... 13
ITEM 3.   LEGAL PROCEEDINGS................................................ 22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 23

PART II
-------
PART 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 24
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS............................. 29
ITEM 7.   FINANCIAL STATEMENTS............................................. 34
                          (Financial Statements - pages numbered as F1 to F17)
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................... 52
ITEM 8A.  CONTROLS AND PROCEDURES.......................................... 52
ITEM 8B.  OTHER INFORMATION................................................ 53

PART III
--------
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..... 54
ITEM 10.  EXECUTIVE COMPENSATION........................................... 58
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.................................. 59
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 60
ITEM 13.  EXHIBITS......................................................... 61
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 64

SIGNATURES................................................................. 65
EXHIBIT INDEX.............................................................. 66

PART I.
-------

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties, including primarily our ability to fund future operations and investment opportunities until such time that our cash flows from operations are sufficient for these purposes., changing market conditions and the other risks and uncertainties described under "Risk Factors" and throughout this Annual Report on Form 10-KSB. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-KSB. We disclaim any intent or obligation to update these forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

BUSINESS DEVELOPMENT
The issuer, Empire Global Corp. ("the Company", "Empire") formerly named Tradestream Global Corp ("Tradestream") and formerly Vianet Technology Group, Ltd ("Vianet") was organized as Pender International, Inc. ("Pender") under the laws of the state of Delaware on August 26, 1998. In 2002, a business plan was developed to import high-end furniture from Mexico for sale in the United States and Canada. This business was unsuccessful and abandoned in July 2004.

In July 2004, the Company entered business as a merchant bank. The Company set objectives to acquire undervalued small-to-medium size advanced stage companies that require strong management and capital to bring their operations to profitability. The Company began a program to delineate acquisition targets in mid-2004 with a plan to build a broadly diversified portfolio of core holdings that foster and maintain long-term shareholder value.

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Empire.

On February 16, 2005, the Company acquired 100% of the stock of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Empire. Montebello Developments Corp. was acquired to diversify the Company's portfolio and will focus on property and land development.

In June 2005, Management developed a business strategy to acquire technology based companies and to streamline the business of the Company by divesting itself of holdings that did not fit the description of technology based companies within the revised business strategy. The Company determined that its holdings in IMM and Montebello were unproductive and had only a tertiary chance at best of becoming a profitable venture. Management concluded that the investments were not suitable within the strategy, therefore, on June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock to divest its holdings of IMM to Blazing Holdings Inc. an Ontario Corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly-owned subsidiary, to Blazing Holdings, Inc. for $3,000,000 paid by delivery of a secured promissory note having a maturity date of June 30, 2010 (the "IMM Agreement"). On the same day, the Company entered into an Agreement of Purchase and Sale of Stock with Brookstreet Capital Corp. a Delaware Corporation pursuant to which it sold all of the issued and outstanding capital stock of Montebello Developments Corp., its wholly-owned subsidiary, to Brookstreet Capital Corp. for $250,000 paid by delivery of a secured promissory note having a maturity date of June 30, 2010 (the "Montebello Agreement")

On June, 17, 2005, stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved these actions by majority written consent. During the same meeting stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved the action of Management to change its' name to Vianet Technology Group, Ltd. and to give effect to a 1-for-10 reverse stock split of the common stock of the Company by majority written consent. The Company intends to file an Information Statement with the Securities and Exchange Commission describing these transactions and, once approved, deliver this Information Statement to its stockholders who did not deliver a written consent to these actions.

On June 29, 2005, the Company amended its Certificate of Incorporation to change its name to Vianet Technology Group, Ltd. and on June 30, 2005 completed a 1-for-10 reverse stock split of its common stock. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which there were a total of 5,958,672 issued and outstanding shares of common stock of the Company. On July 1, 2005 and in conjunction with the change of the Company's name, the symbol under which the Company's common stock is eligible for quotation on the Over-The-Counter-Bulletin Board was changed to "VTGL".

On July 7, 2005, the Company reached a preliminary agreement with VIANET Direct, Inc., a registered broker dealer with the National Association of Securities Dealers, Inc. ("NASD") whose products provide a real time, virtual, interactive, anonymous block trading system for all types of equity securities ("VIANET Direct"), pursuant to which the parties anticipated that a newly formed wholly-owned subsidiary of the Company would merge with and into VIANET Direct, with VIANET Direct remaining as the surviving corporation.

The consummation of the merger was subject to standard closing conditions including the execution of a definitive merger agreement approved by the board of directors and the stockholders of each corporation; receipt of all permits, authorizations, regulatory approvals and third party consents (including, but not limited to, NASD approval of the transaction) necessary for the consummation of the merger; satisfaction of all applicable legal requirements, including compliance with all applicable federal and state securities laws; resignation of all of the Company's officers and directors current at that time, and who were to be replaced by officers and directors selected by VIANET Direct; and that the merger was to qualify as a tax-free transaction to each of the Company, VIANET Direct and VIANET Directs' stockholders.

In addition, the Company agreed that, as of the closing date of the merger, it would not have any debts or liabilities, contingent or otherwise; would have no more than 5,960,000 issued and outstanding shares of common stock; and would have valid collectible accounts receivable, notes receivable or cash of at least $3.25 million. Accordingly, there was no assurance that the parties would be able to consummate the merger.

Since the Company and Vianet Direct, Inc. were not able to agree upon the definitive terms and conditions of the merger or the due diligence procedures, the Board of Directors and the Management of the Company determined that the terms of the agreement were not in the best interests of its' shareholders and subsequently abandoned the transaction.

On July 21, 2005, stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved the action of Management to change its' name to Tradestream Global Corp. by majority written consent. The Company intends to file an Information Statement with the Securities and Exchange Commission describing these transactions and, once approved, deliver this Information Statement to its stockholders who did not deliver a written consent to these actions.

As a result of these actions, the Company amended its Certificate of Incorporation to change its name to Tradestream Global Corp. effective on July 22, 2005, and in conjunction with the change of the Company's name, the symbol under which the Company's common stock is eligible for quotation on the Over-The-Counter-Bulletin Board was changed to "TGLC".

At a Special Meeting held on July 22, 2005, shareholders voted by written consent to formally approve the decision by the Management of the Company to terminate the merger negotiations with Vianet Direct, Inc., and proceeded with negotiations with other prospective merger or acquisition candidates.

On July 27, 2005 the Company reached a preliminary agreement to acquire Tradestream Global AG, a technology software provider to the investment community. The transaction had been subject to execution of a definitive share exchange agreement, approval of the respective Boards of Directors, and the shareholders of the Company. The Management of the Company determined that the terms of the agreement and the unlikelihood of profitability were not in the best interests of its' shareholders and subsequently the parties reached an agreement to terminate the transaction.

At a Special Meeting held on August 15, 2005, shareholders voted by written consent to formally approve the decision by the Management of the Company to terminate the merger negotiations with Tradestream Global AG, and proceeded with negotiations with other prospective merger or acquisition candidates.
This conclusion was formalized in a mutual Notice of Termination on August 29, 2005. The termination agreement provided that each party terminate and release the other from any liability and the performance of obligations, covenants, requirements and payments arising from and pursuant to, the previously executed Confidential Letter of Intent Agreement.

In August 2005, the Company developed a business plan to streamline the business of the Company becoming a holding company to acquire companies that own and operate income producing real estate and commercial properties giving particular attention and focus to the strong economic conditions that exist in the Peoples Republic of China ("China") and taking into consideration the considerable expertise of the Company's Management in China.

On September 15, 2005, stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved the action of Management to change its' name to Empire Global Corp. and give effect to a 1-for-10 reverse stock split by majority written consent. The Company intends to file an Information Statement with the Securities and Exchange Commission describing these transactions and, once approved, deliver this Information Statement to its stockholders who did not deliver a written consent to these actions.

The Company amended its Certificate of Incorporation to change its name to Empire Global Corp. effective September 21, 2005, and subsequently amended its Certificate of Incorporation to give effect to a 1-for-10 reverse stock split of its common stock effective September 29, 2005. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which the Company then had a total of 745,867 issued and outstanding shares of common stock.

On September 29, 2005, the Company received written notice that Brookstreet Capital Corp. would not be able to make the first interest payment on its promissory note due on September 30, 2005. The Montebello Agreement contained clauses where delivery of such notice was deemed an "Event of Default". Upon receipt of the above notice, the Board of Directors of the Company, at a Special Meeting held on September 29, 2005, formally approved the decision by Management of the Company to terminate the Montebello Agreement with Brookstreet Capital Corp. At the same Special Meeting held on September 29, 2005, the Board of Directors of the Company formally approved the decision by

Management of the Company to amend the Promissory Note of the IMM Agreement whereby Blazing Holding Inc. will be allowed to accrue its interest due to the Company until the maturity date of its Note Payable on June 17, 2010. Also, it was agreed that the interest rate charged shall be the fixed at the prime rate charged at 8:00 a.m. EST on June 17, 2005 by Citibank, N.A. at its principal office (the "IMM Amendment")

As a result of the decisions rendered at the Special Meeting held on September 29, 2005, the Company disposed of the $250,000 Promissory Note from Brookstreet Capital Corp. and re-acquired 100% of the issued and outstanding shares of Montebello Developments Corp. Thus, the Company delivered a Notice of Termination where the Company notified Brookstreet Capital Corp that it had opted to exercise its right to reacquire and become the owner of 100 shares of (100% of the issued and outstanding) stock of Montebello Developments Corp. (pledged security for the loan) (the "Montebello Shares") and terminate the Montebello Agreement. Upon the delivery of the Montebello Shares to the Company, the Company terminated and cancelled the Montebello Agreement and Montebello Developments Corp. became a wholly owned subsidiary of the Company.

On September 7, 2005, the Company organized and acquired 100% of the stock of Empire Global Acquisition Corp., an Ontario corporation ("EGAC"), and thus made EGAC a wholly owned subsidiary of Empire. EGAC was acquired to diversify Empire's portfolio of real estate in regions outside of the scope of Montebello and to compliment its' focus on property and land development.

On September 30, 2005 and in conjunction with the change of the Company's name, the symbol under which the Company's common stock is eligible for quotation on the Over-The-Counter-Bulletin Board was changed to "EMGL".

On October 12, 2005, the Company completed the private placement of 814,100 shares of its common stock. The Company agreed to issue a total of 814,100 shares of common stock with a total value of $472,178 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor. Each share to be issued in the above said private placement is accompanied by a warrant to acquire up to two additional shares of the Company's common stock with an exercise price of one dollar ($1.00) per share, exercisable up to October 12, 2007.

The shares and warrants issued in the private placement are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Each investor is an "accredited investor" under the Act, and no form of general solicitation or general advertising was conducted in connection of the private placement. Each of the certificates representing shares and warrants of the Company's common stock issued in the private placement contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act.

On October 27, 2005, the Company entered into a Plan of Merger and Reorganization with 501 Canada Inc. ("501") (the "501 Plan"), an Ontario corporation, to acquire a 100% interest in 501 Canada Inc. Pursuant to the 501 Plan the Company, through its wholly-owned subsidiary EGAC would merge with 501, with EGAC as the surviving entity. On the same day the Company completed the acquisition of 501 Canada Inc. thus making 501 a wholly owned subsidiary of EGAC. As a result of the merger, the former shareholder of 501 received exchangeable shares of EGAC, which were exchangeable for 6,240,000 shares of common stock of the Company. 501 owns' and operates two revenue-producing commercial real estate properties in Toronto, Canada. The first property, located at 501 Alliance Avenue, is 3.81 acres in size with 318,703 sq. ft. of office space; and the second property, located at 3025 Kennedy Road, has 27,700 sq. ft. of office space.

On October 31, 2005, stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved these actions by majority written consent. The Company intends to file an Information Statement with the Securities and Exchange Commission describing these transactions and, once approved, deliver this Information Statement to its stockholders who did not deliver a written consent to these actions.

On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel has agreed to merge into the Company. On completion, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of Company common stock in exchange for 100% of the issued and outstanding stock of Excel.

Excel owns and operates a commercial complex in Jiaozuo City in Henan Province of China. Construction of two structures began in 2003 on a 31 acre site; a 6 storey shopping plaza (the "Plaza") with over 600,000 square ft of retail space and a 25 storey 5-star rated hotel (the "Hotel"). The Plaza opened in November 2004 while, the Hotel construction is approximately 90% complete and is scheduled to open in mid 2006. During 2004, Excel leased approximately 85% of available retail floor space in the Plaza. Among other key brands and nationally recognized retailers in China, anchor tenants such as McDonalds, Kentucky Fried Chicken, Hugo Boss as well as cosmetics chains such as L'Oreal and Revlon are the main draw to the complex. The Hotel will be managed under a ten year management agreement by Days Hotel and Suites. In addition to the commercial complex, the Company through its' subsidiary Excel will also acquire an option on a 150 acre parcel of land within 10 kilometers from the complex. The Company intends to evaluate the investment potential of the property by engaging a consulting firm to conduct a feasibility study among other typical research and development studies to examine the viability of developing the project.

On November 7, 2005, stockholders of the Company holding a majority of the issued and outstanding shares of the Company's common stock approved the action of management to enter into the Excel Plan by majority written consent. Upon completion of the auditing requirements, the Company intends to file an amended 8-K exhibiting the required financial statements, file a certificate of merger with the Secretary of State of the State of Delaware and file an Information Statement with the Securities and Exchange Commission describing these transactions and, once approved, deliver this Information Statement to its stockholders who did not deliver a written consent to these actions.

On November 17, 2005, holders of the exchangeable shares of EGAC acquired in the merger between EGAC and 501 elected to exercise their rights to exchange the EGAC shares for shares of the Company. As a result, the Company issued a total of 6,240,000 shares of common stock with an effective date of November 17, 2005 to the shareholders of the EGAC shares in exchange for the exchangeable shares of EGAC returned for cancellation. Each new share of the Company issued in the above said exchange are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Each of the certificates representing shares of the Company's common stock issued in the exchange contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act.

BUSINESS OF ISSUER
PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS
Empire Global Corp. (together with its subsidiaries, the "Company") is a diversified holding company engaged in the acquisition and operation of income producing real estate properties that have a good prospect for growth. The Company specializes in the investment, development and operation of income producing properties that service commercial business tenants and Hotel, Tourism and Leisure Travel business operators internationally.

The Company's goal is to create, through acquisition, disposition, development and asset management, a dominant ownership position in certain primary markets in North America and China. As of December 31, 2005, the Company owned interests in a portfolio of 2 properties in Toronto and subsequent to the period covered by this report will acquire 2 additional properties in China (the "Properties") which covers approximately 1.3 million square feet of commercial floor space in the aggregate. Our portfolio is comprised of two commercial/industrial properties in Toronto, Ontario, and will subsequently include a commercial shopping plaza and hotel complex as well as 150 acres of undeveloped land. Our primary business strategy is to continue to grow and enhance the value of our businesses. In addition, we will invest our available cash liquidity in debt and equity securities of other companies with a view towards enhancing returns as we continue to assess further acquisitions of operating businesses.

The Company currently operates in one major market: Ontario, Canada and upon completion of the Excel Plan will also operate in a second major tourist market: Henan Province, China. The Company's investment focus will be on expanding in its primary markets as well as on new markets in: Beijing, Chongqing, and Guangzhou in China as well as Huatulco, Mexico. The Company believes it can create significant shareholder value in the primary markets where it will have established a significant ownership presence by building out our ambitious development strategy, and completing value-added mergers and acquisitions in both its' primary and new markets as well as enhancing the operating performance of its' existing properties. In these primary markets, the Company subsequent to the completion of the Excel Plan will control commercial properties, a shopping plaza, hotel and land that it believes will support the development of residential and commercial properties with an overall projected value of $200M. The Company will also build market-leading positions by seeking to form joint ventures with leading institutional investors and participants in the Hotel, Tourism and Leisure Travel operating industry. The Company believes joint ventures will enable it to increase its overall return on invested capital, help expand into new areas and increase its access to capital for growth.

The Company intends to prudently develop on a speculative basis as market conditions warrant and continues to seek to expand its operations into attractive new markets other than its primary markets. When considering entry into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES
The distribution of our services is at the discretion of our Management team and Advisory Board. Our team seeks out prospective companies and properties and in some cases our team has been sought out by companies that felt that Empire's services would greatly assist in helping them reach their goals. Each prospect company or property is analyzed by our Management team and Advisory Board, after which the decision is made as to whether or not the prospect would fit well within Empire's portfolio.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES
During the past fiscal year, besides the change from technology based businesses to income based real estate and commercial property businesses, Empire has publicly announced that it would acquire 501 Canada Inc. an Ontario Corporation that owns and operates two commercial properties in Toronto, Ontario and it also announced that it would acquire Excel Empire Limited a British Virgin Islands registered Corporation that owns Jiaozuo Sunwin Real Estate Development Co. a China registered company that owns and operates a new commercial complex in Jiaozuo City, China comprised of a Shopping Plaza and a 5-star Hotel as well as an option to acquire a 150 acre parcel of undeveloped land in Jiaozuo City.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION
The Company's portfolio will be primarily located in China; however for the period covered by this report its holdings are primarily in Toronto, Ontario. There are numerous other industrial properties and real estate companies within the market area of each of the properties which compete with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located.

Empire operates as a holding company focusing on income and growth oriented real estate acquisitions and development companies. We do not see ourselves in competition with any other company in this industry, however, we may be loosely compared to companies such as Lerner-Heidenberg Properties, Westcore Properties of Garden, CA or on a larger scale Trammel Crow of Washington, DC in that we acquire strategically located commercial properties for income and growth purposes. However, at the time of this report the Empire appears to be unique in its endeavour to pursue opportunities in China. Although our extensive research has failed to trace a similar firm or competitor that has the same corporate structure, Empire may not necessarily be the only US Corporation that is listed publicly and quoted on the NASDAQ Over-the-Counter-Bulletin-Board that seeks to acquire or that has acquired a company registered in China to own and operate a commercial real estate property or properties. Upon completion of the merger between Empire and Excel, Empire will control a Foreign Invested Enterprise ("FIE") in accordance with China foreign investment policy. Through this acquisition the Company will secure two fundamental and crucial licenses for foreign corporations to conduct business in China, the first being the license to acquire and develop real estate property and the second being the license to conduct retail business in China. These licenses will provide Empire with a valuable competitive advantage when investing in China.

A key attribute we feel that the Company maintains when comparing typical holding companies is that Management takes a vested interest in the financial success and business planning of our target companies and investment properties. Rather than simply offering the necessary capital, we offer experienced management and marketing to help push the target companies and properties into profitability. Empire is instrumental in pioneering the entry into Mainland China for the purpose of property ownership and development by US based corporations.

SOURCES AND AVAILABILITY OF SUPPLIES
For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. During the period covered by this report Gary L. Blum, ESQ acts as our legal counsel and SF Partnership, LLP as our auditor. Subsequent to the date of this report, our property development subsidiary has created a need for real estate service providers. The supply of real estate service providers is also deemed to be ubiquitous.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
As of the end of the period covered by this report Empire has two income producing commercial properties in Toronto, Canada with 28 lease tenants in total. Subsequent to the period covered by this report the Company will acquire a commercial shopping plaza in Jiaozuo City, China with 837 lease tenants. Empire will continue to seek out new potential acquisition targets to expand and diversify its' portfolio in conjunction with our plan of business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS
Empire Global Corp. does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labour contracts.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES
Once the Excel Plan is completed, Empire through its' wholly owned subsidiary Excel will become registered as a Foreign Invested Enterprise (FIE) in China. As a result the Company, through its ownership of Jiaozuo Sunwin Real Estate Development Co. has inherited a license required to acquire and develop real property in China and a license required to conduct retail business in China.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS Currently there is no effect on us of existing or probable governmental regulations on the business.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS
Since the change to the business of merchant banking approximately $700,000 has been spent on consulting and research and development. None of the cost and expense arising from research and development activities is borne directly by the customers. The Company will bear all research and development costs internally.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
Empire is not directly affected by any environmental laws, but may indirectly be affected if a portfolio company project or property falls under the scope of any Federal, State and Local environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
At December 31, 2005, the subsidiaries had approximately 25 employees; subsequent to the period covered by this report upon completion and after giving effect to the Excel Plan, the subsidiaries will have approximately 1,000 employees including executive officers, not all of which are full time employees. This figure does not include those who Empire employs through the outsourcing of several other duties such as public relations, promotions, and other back office duties. There are no plans to significantly change the number or employees, and there are no expected purchases or sales of plant or significant equipment.

RISK FACTORS
This Annual Report on Form 10-KSB includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See "Forward-Looking Statements" above. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Our auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern.

For the years ended December 31, 2005 and 2004, the Company incurred net losses from continuing operations of $630,818 and $144,768 respectively. As of December 31, 2005, we had an accumulated deficit of $851,651 compared to $220,838 at December 31, 2004. As a result, our financial statements include a note stating that these conditions may raise doubt about our ability to continue as a going concern; however the financial statements do not include any adjustments that might result from this uncertainty.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

ADDITIONAL CAPITAL IS NECESSARY TO IMPLEMENT OUR BUSINESS PLAN
We do not have sufficient cash on hand to acquire additional assets or to create an operating revenue stream sufficient to cover operating expenses. We will require significant new capital in order to execute our strategic plan and believe that this capital will only be available through the sale of debt or equity securities. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain financing, we believe that the terms of such arrangements will result in an offering that is highly dilutive to existing shareholders because of the price at which we would have to issue those shares and the large number of shares we would have to issued at those prices.

MARKET FOR OUR COMMON STOCK
Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board ("OTCBB") and is traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-trading. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

STOCK PRICE VOLITILITY
The trading price of our common stock has been subject to significant fluctuations in the past, and this may continue in the future. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our common stock.

PENNY STOCK REGULATIONS MAY IMPAIR LIQUIDITY OF OUR STOCK
Our common stock may be deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.

We expect to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:

*    problems assimilating the purchased operations, technologies or products;
*    unanticipated costs associated with the acquisition;
*    diversion of management's attention from our core business;
* adverse effects on existing business relationships with suppliers and customers;
* risks associated with entering markets in which we have no or limited prior experience; and
*    potential loss of the purchased organization's or our own key employees.

We cannot provide any assurance that we would be successful in overcoming problems encountered in connection with such acquisitions and our inability to do so could significantly harm our business.

VARIOUS RISKS CONNECTED TO THE OWNERSHIP OF REAL PROPERTY
Our real estate investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values may be adversely affected by: changes in national or local economic conditions and neighborhood characteristics; changes in interest rates and in the availability, cost and terms of mortgage funds; the impact of present or future environmental legislation and compliance with environmental laws; changes in governmental rules and fiscal policies; civil unrest; acts of God, including earthquakes and other natural disasters which may result in uninsured losses; acts of war; adverse changes in zoning laws; and other factors which are beyond our control.

In addition, real estate investments are relatively illiquid. Our ability to vary our ownership of real estate property in response to changes in economic and other conditions is limited. If we must sell a real estate property, there can be no assurance that we will be able to dispose of it in the time period we desire or that the sales price of any real estate property will recoup the amount of our investment.

Our real property is also subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, our operations could be adversely affected.

REPORTS TO SECURITY HOLDERS
The Company is not required to deliver an annual report to security holders and does not plan to voluntarily deliver a copy of the annual report to the security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our 10-KSB, 10-QSBs and all other forms that are or may become applicable with the SEC. We file reports electronically with the Securities and Exchange Commission.

Our public disclosure protocol complies with the requirements set forth by the Securities and Exchange Commission. Over the course of the past fiscal year we have filed several Form 8-Ks as described in Item 13 of this report and quarterly reports 10-QSBs, these forms are attached as exhibits at the end of this report.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by
calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that
contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is (http://www.sec.gov). In compliance with the Securities and Exchange Commission, all press releases and SEC filings are also posted on our website (http://www.empireglobalcorp.com).


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

PROPERTY DESCRIPTION, CONDITION, OWNERSHIP STATUS AND LIMITATIONS
During the period covered by this report Empire gave effect to a plan of merger and reorganization with 501 Canada Inc. through its wholly owned subsidiary EGAC. As a result of this merger and reorganization Empire acquired two commercial properties in Toronto, Ontario, Canada. The properties are described as follows:

501 Alliance Avenue - is 3.81 acres in size and has a four storey structure with 318,703 sq. ft. of office space. It is fully constructed and operating. Other than the mortgage described below, there are no other limitations on Empire's ownership of this property.

3025 Kennedy Road - has 27,700 sq. ft. of office space. It is fully constructed and operating. Other than the mortgage described below, there are no other limitations on Empire's ownership of this property.

Subsequent to the date covered by this report, Empire will acquire a commercial property located in Jiaozuo City, China as a result of its plan of merger and reorganization with Excel Empire Limited, where by virtue of the merger Excel will become a wholly owned subsidiary of the Company. The property to be acquired in this transaction is described as follows:

Jiaozuo City, Henan Province, China - Commercial complex located on a 31 acre site situated at the intersection of Jiefang Road and Minzhu Road that is comprised of two components: (1) a fully constructed and operating six storey shopping plaza with over 800,000 sq. ft. of retail space; and (2) a twenty five storey, 5-star rated hotel that is approximately 90% completed. Other than the mortgage described below, there are no other limitations on Empire's ownership of this property.

As a result of its merger and reorganization with Excel Empire Limited, Empire will also acquire an option to purchase 150 acres of undeveloped land in Jiaozuo City. The property is located in the suburbs of Jiaozuo City approximately 10 kilometers from the commercial complex. The plan is to develop the property into a major tourist attraction consisting of a modern amusement theme park and recreation park that will feature waterfalls drawn from adjacent river flows as well as commercial and residential construction. The company plans to begin development in late 2006. Other than the purchase of the option on this land there are no mortgages. There is an outstanding financial obligation as described below, to exercise the option to acquire this land for the balance of the purchase price of $ 6,413,000; otherwise there are no limitations on Empire's ownership of this property.

Principal Executive Office
As of December 1, 2005, we moved our headquarters and principal executive offices to 501 Alliance Avenue, Suite 400, Toronto, Ontario, Canada, M6N 2J1 where Empire now rents office space. The Company entered into a 12 month lease agreement for approximately 10,000 square feet, and will pay the entire amount due under the lease on an annual basis which will total approximately $30,000.

Summary of Indebtedness
The following table sets forth the Company's indebtedness outstanding, excluding debt premiums, at December 31, 2005.

501 Alliance Avenue - there is a first mortgage on this property due September 30, 2008 at 7.25% per annum with principal and interest repayable each month and year-end balance of $3,816,855 and a second mortgage due May 30, 2007 with interest payment at 12% per annum and year-end balance of $1,719,700.

3025 Kennedy Road - there is a first mortgage on this property due May 6, 2025 at prime plus 1% per annum with principal and interest repayable each month and year-end balance of $1,299,540 and a second mortgage due May 19, 2007 with interest payment at 9% per annum and year-end balance of $171,970.

Subsequent to the date covered by this report, Empire will acquire a commercial complex and undeveloped land located in Jiaozuo City, Henan Province, China. The complex is comprised of two components a shopping plaza and a hotel - The Company has assumed bank loans of $ 8,953,696 from Guangdong Development Bank for a term of ten years from April 29, 2004 to April 28, 2014 with principal and interest repayable each month,. The loans are secured by the assets of and guaranteed by the Company. The bank rate is adjusted at the beginning of each year by the Government of China. On December 31, 2005 the rate was 5.76% per annum with a balance of approximately $ 8,121,247. The payments due on the mortgage are as follows:

Repayable within 1 year:                $    748,883
Repayable from 2 to 5 years:            $  3,465,442
Repayable over 5 years:                 $  3,906,922
                                        ------------
Total:                                  $  8,121,247

Empire will also acquire an option on 150 acres of undeveloped land in Jiaozuo City. The option represents the first installment payment of $2,481,230 towards the acquisition of Jiaozuo Filmland Television City Station of a total consideration of $ 6,413,000. - There is no mortgage on this property.

INVESTMENT POLICIES
Investments In Real Estate Or Interests In Real Estate
The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property, however, if Empire's board of directors and advisory committee establishes that it is in the best interest of Empire's organizational goals and its shareholders, this policy may be changed without a vote of security holders. The primary measure for new investments is that they offer the opportunity for an increase in cash flow and net asset value that is likely to enhance shareholder value.

We are a diversified holding company engaged in the acquisition and operation of income producing real estate properties that have a good potential for growth. Our primary business objective is to continue to grow and enhance the value of our businesses. In addition, we will invest our available liquidity in debt and equity securities of other companies with a view towards enhancing profits as we continue to assess further acquisitions of operating businesses. The Company may purchase or develop properties for long-term investment, expand, renovate and improve its properties or sell any of its existing or acquired properties, in whole or in part, when circumstances warrant. Currently, Empire's policy is to acquire assets primarily for, but not limited to, income production. The Company is not subject to any contractual commitments that encumber any of its properties or business operations. The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership.

Future investments are not limited to the percentage of its assets in any geographic area or any specified type of property; however, the Company intends to maintain its primary focus on office or residential buildings, hotels and resort properties, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Currently, Empire is concentrating on acquisitions and developments in China where we possess a competitive advantage. However, the scope of Empire's real estate investment policies allows the Company to target properties worldwide.

Rental Real Estate
During the period covered by this report, our rental real estate operations consist primarily of retail, office and industrial properties leased to multiple corporate tenants. With certain exceptions, these tenants are under net-leases and are not required to pay for expenses relating to the leased property and, therefore, we are typically responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties. These costs are calculated as a Taxes, Maintenance and Insurance (TMI) levy on the tenant's base rental rate. Subsequent to the period covered by this report the Company will acquire a retail shopping center and hotel as well as undeveloped land. The tenants of the shopping plaza to be acquired in Jiaozuo City, China have entered into annual lease agreements tied to a specific floor area measured in square meters and operate in an open concept environment such as a market style plaza; unlike traditional North American malls where tenants lease specific independent units under various lease agreements all connected by common hallways, lobbies and corridors. The hotel structure will be operated by Days Hotel and Suites under a ten year management agreement.

To capitalize on favorable real estate market conditions and the due to the mature nature of certain components of our commercial real estate portfolio, in late 2005 we determined to offer for sale specific assets within our rental real estate portfolio. During the period covered by this report, the company has not sold any existing real estate properties.

We will continue to seek opportunities to acquire additional rental real estate properties. While we believe opportunities in real estate related acquisitions continue to remain available, in certain markets there is increasing competition for these opportunities and the increased competition affects price and the ability to find quality assets that provide attractive returns.

Investments in real estate mortgages
While the Company intends to emphasize directly or indirectly on fixed or real estate equity investments, it may, in its discretion, invest in mortgages which may also include but is not limited to participating or convertible mortgages and other real estate interests including preferred equity interests in entities which own real estate, collectively "financial assets". The Company's investment in financial assets may include investments as a strategy for ultimately acquiring a property, and might also include the purchase of non-performing loans at a discounted price.

Financing Policies
The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or maintain on any one piece of property. Under certain instruments of indebtedness, the Company may be obligated to maintain certain financial ratios.

The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offerings of senior securities), debt financing or retention of cash flow, or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 2004 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit its subsidiaries to guarantee such level of indebtedness. Our equity real estate investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. At December 31, 2005, approximately $6.9 million in the aggregate and subsequent to the period covered by this report and upon completion of the Excel Plan approximately $42.2 million, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these subsidiaries under these agreements.

In the event the Board of Directors determines to raise additional equity capital, the Board of Directors has the authority, without shareholder approval, to issue additional Common Shares up to the maximum number authorized, or other capital stock, on such terms and for such consideration it deems appropriate, including in exchange for property. Any such offerings might cause a dilution of a shareholder's investment in the Company.

To the extent that the Board of Directors determines to obtain additional debt financing, the Company intends to do so generally through loans secured by mortgages on its properties and lines of credit. These mortgage loans may be recourse, non-recourse or cross-collateralized and may contain cross-default provisions. Although the Company does not have a policy limiting the number of mortgages that may be placed on any particular property or the amount of the loans secured by such mortgages, mortgage financing instruments usually limit additional indebtedness on such properties. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be with recourse to all or any part of the properties of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties or expansions of existing or new properties.

The Company will acquire additional real estate assets using Common Shares or debt financing to pay all or a portion of the purchase price when the Company believes that such issuance and indebtedness would be accretive to its intrinsic value on a per share basis. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances will not be dilutive to the Company's existing shareholders. In addition, Common Shares may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended (the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding Common Shares.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA
Summary of Properties, Principal Tenants and Lease Expirations
The following section sets forth certain information with respect to each of the properties in our portfolio (including properties owned through joint ventures) at December 31, 2005 as well as certain information relating to a property that shall be acquired upon completion of the Excel Plan subsequent to this report.

The following section also sets forth information regarding the leases with respect to the current tenants at the properties in our portfolio (including joint ventures), based on the Annualized Rent from such tenants as of December 31, 2005 and the annual lease expirations and certain other information for the leases

(assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Property:  501 Alliance Ave., Toronto, Ontario, Canada (1)
----------------------------------------------------------

Description:
This is a 4 storey structure plus a west wing extension constructed on a 3.8 acre property. Each floor is approximately 65,000 sq. ft. and subdivided to accommodate various tenants for a total leasable area of 315,950.

Proposed use and suitability for use:
This property is subdivided into 25 units that are occupied by various tenants. The nature of the building is to provide lease income for the business.

Nature of title to Property
The Company, through its wholly owned subsidiary EGAC owns the title to the property and there is a mortgage on the property.

Mortgages, Liens, Encumbrances
*    First mortgage: DUCA Financial.  Second mortgage: Epireon Financial.
* First mortgage interest rate is 7.25% per annum. Second mortgage interest is 12% per annum.
* First mortgage payments are principal and interest repayable monthly. Second mortgage is interest only payments made monthly.
*    First mortgage due September 30, 2008.  Second mortgage due May 30, 2007.
* First mortgage year end balance is $3,816,855. Second mortgage year end balance is $1,719,700.

Lease, Options, Contracts
There are currently 24 leases as shown below.

Renovations, Improvements, Developments
There are no plans to renovate or remodel the property.

General competitive conditions
There are nine similar commercial buildings on the same street, all are single storey structures with a single use or purpose, our property is four storey's and purpose built for both commercial and industrial tenants. Our tenants range from restaurants, banquet and clubs to supermarket, furniture store, artists and manufactures. There is also ample outdoor parking as well as a full level of underground level parking, substantial landscaping and the property is strategically located at the main intersection with access from four directions.

Insurance
In the opinion of the management, the building is adequately covered by insurance including fire, theft and natural disaster insurance.

No. Tenants occupying 10% of rentable space
There is only 1 tenant that occupies more than 10% of rentable space. The tenant operates a private commercial school that occupies 65,000 square feet or approximately 100% of one floor. The floor is subdivided into a reception and registration area, classrooms and several auditoriums as well as teacher and staff quarters.

Principal Occupations and Businesses
There is a wide range of tenant business within the building including:
Restaurant, club banquet hall, window manufacturer, cabinet manufacturer, heating system manufacture, computer warehouse and retailer, imported furniture warehouse and retailer, artists studio, computer services company, private commercial school, executive offices.

Year Built:  1950

Total Area (sq. ft.):  315,950

# of Leases:  24

Occupancy rate:  80% full

Major Tenant:  Cambridge Education Group Canada

Average Effective Annual Rent per sq. ft. (3):  $4.00 per square ft.

Schedule of lease expirations within the next 10 years (4):

Unit/                              Area           Annual      Percentage of
Tenant      Lease Exp.          sq. ft.         Rent (5)         Gross Rent
---------------------------------------------------------------------------
101          14-Jan-09            5,000
101A         30-Nov-08            2,700
212          14-Jan-09            9,200
213          14-Jan-09            7,000           90,000               8.7%
101B         14-Feb-10           12,000           36,000               3.5%
102          28-Feb-07            3,350           36,000               3.5%
103          28-Feb-08           15,600           48,000               4.7%
105          28-Feb-06            6,000           36,000               5.6%
106          30-Jan-07           11,340           36,000               3.5%
1A           31-Dec-07            1,825           18,000               1.7%
3            21-Aug-10           13,500          103,121              10.0%
3A           31-Jul-07            1,586           10,800               1.0%
3B           31-Aug-07           13,364           45,600               4.4%
4            31-Aug-08           15,000           84,000               8.2%
203          31-Mar-07              580            4,200               0.4%
204          31-Jul-06              740           10,200               1.0%
206          30-Jun-06              275            3,300               0.3%
207          15-Jun-06              270            3,300               0.3%
208          30-Jun-06              270            3,300               0.3%
210          28-Feb-07              510            4,800               0.5%
220          31-Jul-08            8,000           30,000               2.9%
222          28-Feb-07            6,600           36,000               3.5%
223          31-Mar-08            9,600           67,000               6.5%
301          31-Dec-10           65,000          324,996              31.5%
                           -----------------------------
                                209,310       $1,030,617

                                                              Percentage of
                                 Leased        Available          Available
Total Leased Ratios:            209,310          315,950              66.2%
Average Lease Term:             3 years

Depreciation Methods:   Land and building:  straight-line (5%)

Reality Tax:  $135,601


Property: 3025 Kennedy Rd. Units 9, 11, 12, 13, Scarborough, Ontario, Canada (1)
--------------------------------------------------------------------------------

Description:
The property is described as commercial condominium units situated within a single story commercial building with a total leasable area of 27,500.

Proposed use and suitability for use:
This property is subdivided into 4 units that are occupied by various tenants. The nature of the building is to provide lease income for the business.

Nature of title to Property
The Company, through its wholly owned subsidiary EGAC owns the title to the property and there is a mortgage on the property.

Mortgages, Liens, Encumbrances
*    First mortgage: HSBC.  Second mortgage: Sheldon Gross.
* First mortgage interest rate is prime plus 1% per annum. Second mortgage interest is 9% per annum.
* First mortgage payments are principal and interest repayable monthly. Second mortgage is interest only payments made monthly.
*    First mortgage due May 6, 2025.  Second mortgage due May 19, 2007
* First mortgage year end balance is $1,299,540. Second mortgage year end balance is $171,970.

Lease, Options, Contracts
There are currently 5 leases as shown below and one offer to purchase unit #13 from the Company.

Renovations, Improvements, Developments
There are no plans to renovate or remodel the property.

General competitive conditions
The property is situated in a commercial area of Scarborough, Ontario the property is in a prime location that fosters repeat tenancy and competitive rental rates.

Insurance
In the opinion of the management, the building is adequately covered by insurance including fire, theft and natural disaster insurance.

No. Tenants occupying 10% of rentable space
None.

Principal Occupations and Businesses
There are the following tenant businesses: Karate school, Building supply warehouse, executive financial office, Hindu Temple

Year Built:  1970

Total Area (sq. ft.):  27,500

# of Leases:  5

Occupancy rate:  100% full

Major Tenant:  Hindu Temple

Average Effective Annual Rent per sq. ft. (3):  $9.08 per square ft.

Schedule of lease expirations within the next 10 years (4):

Unit/                              Area           Annual      Percentage of
Tenant      Lease Exp.          sq. ft.         Rent (5)         Gross Rent
---------------------------------------------------------------------------
9A           28-Feb-07            4,300           42,000              16.8%
9B           28-Feb-07            3,200           28,800              11.5%
11           31-Aug-06            7,300           60,000              24.0%
12           30-Jun-06            2,700           24,000               9.6%
13           31-Aug-09           10,000           95,004              38.0%
                           -----------------------------
                                 27,500         $249,804

                                                              Percentage of
                                 Leased        Available          Available
Total Leased Ratios:             27,500           27,500               100%
Average Lease Term:             4 years

Depreciation Methods:   Land and building:  straight-line (5%)

Reality Tax:  $10,240


Property: Sunwin Commercial Center, Intersection of Jiefang Road and Minzhu Road, Jiefang District, Jiaozuo City, Henan Province, Peoples Republic of China (2)
----------------------------------------------------------------------------

Description:
The property is described as a multi use commercial complex comprised of an 800,000 sq. ft. 6 storey shopping plaza and a 25 storey 5-star hotel.

Proposed use and suitability for use:
The property is comprised of a 6 storey shopping plaza that opened to the public on November 28, 2004. There are approximately 837 tenants that occupy approximately 90% of the complex that operates as a commercial retail center. The second component is a hotel that is scheduled to open in mid-2006. The hotel will be a 5-star caliber property and will be managed by Days Hotel and Suites.

Nature of title to Property
Through its acquisition of Excel Empire Limited the Company will own the title to the property and there is a mortgage on the property.

Mortgages, Liens, Encumbrances
*    First mortgage: Guangdong Development Bank
*    The loans are secured by the assets of and guaranteed by the Company.
     The bank rate is adjusted at the beginning of each year by the Government of China. On December 31, 2005 the rate was 5.76%.

*    Principal and interest repayable each month.
     Repayable within 1 year: $748,883
     Repayable from 2 to 5 years: $3,465,442
     Repayable over 5 years: $3,906,922
     Total: $8,121,247
*    Term is ten years from April 29, 2004 to April 28, 2014
*    Year end balance of approximately $ 8,121,247

Lease, Options, Contracts
There are currently 837 leases.

Renovations, Improvements, Developments
There are no plans to renovate or remodel the property.

General competitive conditions
The property is the newest and most modern complex of its kind in Jiaozuo City, Province of Henan in China. With respect to the shopping plaza, Jiaozuo City is the major shopping center drawing from a service population of approximately 11 million therefore the market for retail business is very good. The shopping plaza is complimented by the 5-star hotel will be the only venue of its kind in the region and will undoubtedly attract a large market. We feel that we are unique and will be in an excellent business position as a result.

Insurance
In the opinion of the management, the building is adequately covered by insurance including fire, theft and natural disaster insurance.

No. Tenants occupying 10% of rentable space
None.

Principal Occupations and Businesses
The principal businesses of the occupants are general retail products and personal items such as clothing, jewelry, accessories, complimented by restaurants, and a supermarket. The hotel will be operated by Days Hotel and Suites and will be comprised of an extensive main lobby with boutiques and shops, eight floors of restaurants, convention centre and spas, floors 8 through 25 comprise of standard rooms and executive and presidential suites.

Year Built:  2004

Total Area (sq. ft.):  Shopping Center - 737,289.  Hotel - 437,976 .

# of Leases:  837

Occupancy rate:  90% full

Major Tenant:  DTZ Management - Shopping Center.  Days Hotel and Suites - Hotel

Average Effective Annual Rent per sq. ft. (3):  $8.69 per square ft.

Schedule of lease expirations within the next 10 years (4):

Unit/                              Area           Annual      Percentage of
Tenant      Lease Exp.          sq. ft.         Rent (5)         Gross Rent
---------------------------------------------------------------------------
837 units       Annual          552,670       $2,485,982             100.0%

                                                              Percentage of
                                 Leased        Available          Available
Total Leased Ratios:            552,670          552,670               100%
Average Lease Term:              1 year

Depreciation Methods:   Land and building:  straight-line (5%)

Reality Tax: Not Applicable: In China a "License of Use of Land" is issued upon payment in full of a fifty year lease. This is equivalent to the land taxes in North America, except that it is paid in a lump sum. The License of Use of Land fee paid by Excel Empire to acquire the 31 acres to construct the Jiaozuo Commercial Square was: $8,215, 609 and is valid from November 30, 2002 to November 30, 2052

(1) These properties are owned by the Empire Global Acquisition Corp. a wholly owned subsidiary of the Company.

(2) This property is owned by Excel Empire Ltd. a Foreign Joint Venture Partner of Jiaozuo Sunwin Real Estate Development Co. Ltd. a China Registered Corporation and wholly owned subsidiary of the Company and will be acquired subsequent to the period covered by this report.

(3) Annual rent per leased square foot, as used throughout this report, represents annualized rent, as described in footnote (5) below, and divided by the leased square footage of the property.

(4) This list is not intended to be representative of the Company's tenants as a whole.

(5) Annual rent represents the total contractual base rent under existing leases for the month ended December 31, 2005, before any abatement and excluding any expense reimbursements, multiplied by 12.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is subject to claims arising in the ordinary course of business. The Company and Management believe that, after consultation with counsel, the allegations against the Company included in the claims described below may be subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these claims, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

Pending Legal Matters
On September 9, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("RCC") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including the Company and a former consultant of the Company. The former consultant had opened a stock trading account at RCC (the "Research Customer") and proceeded to knowingly sell shares of the company that were subject to a Stop Transfer. RCC is claiming recovery of proceeds paid to the Research Customer through early settlement as a result of sales of shares of the Company. The Company has filed a Statement of

Defense and is vigorously defending the claim as it believes that the Research Customer was made aware that a Stop Transfer was placed on the shares delivered to the Research Customer. The Company is of the opinion that RCC should not have sold the shares and paid an early settlement to their customer until the shares had cleared through the Company's transfer agent. The Company is defending the claim and by way of counterclaim is claiming recovery of the subject shares, the matter remains unresolved.

On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts against 16 co-respondents including the Company for unknown loses that Advanced incurred in its dealings with an unknown and unrelated entity or person (the "unrelated entity"). Advanced alleges that this unrelated entity, in a private transaction with Advanced, may have promised to exchange shares of the Company that the unrelated entity had claimed to have owned. The Company has never been a party to any dealings with Advanced or the unrelated party and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome which remains unresolved will have a material adverse affect.

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as an unrelated shareholder of the Company and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The Company is aware of the proceedings; however, is not a respondent to these proceedings. The order was issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 27, 2004 and November 19, 2004. The OSC alleges that the respondents may have been trading in shares of Pender in such a way to be manipulative in nature and causing and artificial increase in the price of the shares. The respondents deny the allegations and have filed responding materials contrary to the allegations. The respondents and the Company have been cooperating with the OSC and informal inquiries made by the United States Securities and Exchange Commission ("SEC"). The investigation and inquiry remains unresolved and is currently on going.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

The following matters were submitted to a vote of security holders during the year ended December 31, 2005:

A vote was held on June 17, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the sale of Montebello Developments Corp. and IMM Investments Inc.

A vote was held on June 17, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the change in name from Pender International, Inc. to Vianet Technology Group Ltd. and giving consent to a 1-for-10 reverse split of the common stock of the Company.

A vote was held on July 21, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the change in name from Vianet Technology Group Ltd. to Tradestream Global Corp.

A vote was held on July 22, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the cancellation of negotiations and termination of the Preliminary Agreement with VIANET Direct.

A vote was held on August 15, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the cancellation of negotiations and termination of the Preliminary Agreement with Tradestream Global AG.

A vote was held on September 15, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the change in name from Tradestream Global Corp. to Empire Global Corp. and to organize Empire Global Acquisition Corp. to become a wholly owned subsidiary of the Company and giving consent to a 1-for-10 reverse split of the common stock of the Company.

A vote was held on October 31, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the merger with 501 Canada Inc. through its' wholly owned subsidiary Empire Global Acquisition Corp and giving consent to the issuance of 6,240,000 new shares of the Company as consideration for the acquisition of 501 Canada Inc.

A vote was held on November 7, 2005 and subsequently passed by security holders of a majority of more than 51% of the issued and outstanding shares of the Company giving consent to the merger with Excel Empire Limited and giving consent to the issuance of 36,400,000 new shares of the Company as consideration for the acquisition of Excel Empire Limited.


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

MARKET INFORMATION
Our common stock is quoted on the Over the Counter Electronic Bulletin Board (OTCBB), which is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids", "asks" and volume. We were listed and became eligible for trading on the OTCBB on March 4, 2004. We now trade under the symbol, EMGL.OB (formerly TGLC.OB, VGTL.OB and PNDR.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

PERIOD                                                      BID PRICES
2004                                                    HIGH            LOW
January 1 - March 31                               $   0.000      $   0.000
April 1 - June 30                                      0.000          0.000
July 1 - September 30                                  0.000          0.000
October 1 - December 31 - pre forward split (1)        0.310          0.280
October 1 - December 31 - post forward split (1)      11.650          0.040

PERIOD                                                      BID PRICES
2005                                                    HIGH            LOW
January 1 - March 31                               $   6.751      $   0.170
April 1 - June 30 - pre reverse split (2)              0.263          0.086
July 1 - September 30 - post reverse split (2)         1.050          0.290
July 1 - September 30 - pre reverse split (3)          1.050          0.290
October 1 - December 31 - post reverse split (3)       3.000          0.800

(1) Our Board of Directors authorized a 7 for 1 forward split of our common stock on July 13, 2004 which became payable on July 26, 2004 to shareholders on record as of July 23, 2004. As a result of this action, the holder of each share of the Company's common stock then owned seven shares of common stock after which there were a total of 36,498,000 issued and outstanding shares of common stock of the Company. The high and low prices for the Fourth Quarter are divided into pre and post forward split periods, the prior prices were not adjusted to reflect the effects of the reverse split.

(2) Our Board of Directors authorized and a 1 for 10 reverse split of our common stock on June 17, 2005 which became effective on June 30, 2005. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which there were a total of 5,958,672 issued and outstanding shares of common stock of the Company. The high and low prices for the Second and Third Quarter are divided into pre and post reverse split periods, the prior prices were not adjusted to reflect the effects of the reverse split. The 2005 high and low bid prices were not adjusted for this reverse split.

(3) Our Board of Directors authorized a 1 for 10 reverse split of our common stock on September 15, 2005 which became effective on September 29, 2005. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which there were a total of 745,867 issued and outstanding shares of common stock of the Company. The high and low prices for the Third and Fourth Quarter are divided into pre and post reverse split periods, the prior prices were not adjusted to reflect the effects of the reverse split.

SHAREHOLDERS
As of March 15, 2006, there were an estimated 500 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

DIVIDENDS
Since the year end December 31, 2004, we have not declared any cash dividends.

On July 26, 2004, shareholders of record on that date became entitled to receive a stock dividend of six new shares of common stock of the Company for each one share held pursuant to a forward split approved by the Board of Directors of the Company on July 12, 2004.

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

DESCRIPTION OF SECURITIES
As of March 31, 2006, there were 6,985,867 shares of common stock, of 0.0001 par value, issued and outstanding. Of those shares, at least 6,290,000 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for an exchange of stock pursuant to the Plan of Merger and Reorganization with 501 Canada Inc. on October 27, 2005 which included shares issued to an affiliate of the Company.

The restricted securities may only be sold pursuant to a registration statement or pursuant to Rule 144. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of ours (in general, a person who has a control relationship with us) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

1 for 10 Reverse Split
On September 30, 2005, we completed a 1 for 10 reverse split of our common stock. We filed a notice under rule 10b-17 with NASD of our intention to effect the reverse split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares will be rounded up to the nearest whole shares.

1 for 10 Reverse Split
Effective June 30, 2005, we completed a 1 for 10 reverse split of our common stock. We filed a notice under rule 10b-17 with NASD of our intention to effect the reverse split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares will be rounded up to the nearest whole shares.

7 for 1 Forward Split
On July 23, 2004, the Board of Directors approved a 7 for 1 forward split of our common stock. We filed a notice under rule 10b-17 with NASD on July 13, 2004 of our intention to effect the forward split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares will be rounded up to the nearest whole shares. The common stock dividend was payment date was July 26, 2004 to stockholders of record as at July 23, 2004. The common stock dividend increased the registrant's issued and outstanding number of shares of common stock to 57,498,000 shares.

On September 21, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 80,000,000 to 400,000,000. On the same day the increase was approved by the holders of a majority of the issued and outstanding shares of common stock, notice of the increase was provided to all shareholders of record and a Certificate of Amendment was filed with the State of Delaware.

Preferred Stock
The Company has authorized 20,000,000 preferred shares of which none have been issued.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The purpose of The 2005 Incentive Stock Option Plan (the "Stock Plan") is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Officers, Directors, Employees, Consultants and Advisors, who can help in the Company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefore. The Stock Plan became effective as of the 1st day of July, 2005, and shall expire on the 30th day of June, 2015, unless further extended by appropriate action of the Board of Directors. The Board of Directors of the Company may at any time, by appropriate action, suspend or terminate the Stock Plan, or amend the terms and conditions of the Stock Plan.

Pursuant to the stock plan, 1,000,000 shares of common stock, par value $0.0001 per share, of Empire Global Corp., may be issued upon the exercise of stock options or stock grants. Consultants, Advisors, Employees and Directors, to the Company, or any of its subsidiary corporations, shall be eligible for participation in the Stock Plan. Each person or entity acquiring shares of Common Stock pursuant to the Stock Plan shall be acquiring such shares for investment purposes only, and in lieu of cash compensation for services rendered to the Company. The Committee shall determine the manner in which each option or stock grant shall be exercisable and the timing and form of the purchase price to be paid by a grantee upon the exercise of an option or stock grant under the Stock Plan. To the extent provided in the option agreement, payment of the purchase price may be in cash, part in cash, part by personal promissory note or in lieu of payment for services performed. There are no restrictions on the resale of securities purchased under the Stock Plan. The Stock Plan is not qualified under Section 401(a) of the Internal Revenue Code.

On July 26, 2005, options to purchase up to a total of 1,000,000 shares of common stock were granted at an exercise price of $0.50 per share to two consultants pursuant to Consulting Services Agreements entered into with the Company to perform research and analysis work with respect to business planning in the potential acquisition technology based companies. The shares were issued in lieu of payment for services performed or to be performed. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act. More details of the Stock Plan and the shares issued pursuant to these consultant agreements can be found on Form S-8 filed on July 27, 2005.

RECENT SALES OF UNREGISTERED SECURITIES
There are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings or Form 8-K filings.

Share exchange - IMM Investments Inc.
On July 9, 2004, the Company acquired 100% of IMM Investments Inc., thus making IMM a wholly owned subsidiary of the Company. The Company acquired IMM from KJ Holding Inc. an Ontario Corporation, by issuing KJ Holding Inc. 21,000,000 (post-split) restricted shares of the Company in exchange for 100% of the issued and outstanding stock in IMM. Details of this transaction are available on the Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc. and the Form 8-K/A filed on December 3, 2004 to amend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

Sale of Shares - Private Placements - Cancellation of Debt
On June 27, 2005 Empire completed the private placement of 2,088,720 (pre-split) shares of its common stock. The Company issued a total of 2,088,720 shares of common stock with a total value of $208,872 to an accredited investor in exchange for the cancellation of debt owed by the Company respectively to the investor.

On July 27, 2005 Empire completed the private placement of 500,000 (pre-split) shares of its common stock. The Company issued a total of 500,000 shares of common stock with a total value of $150,000 to an accredited investor in exchange for the cancellation of debt owed by the Company to the investor.

On October 12, 2005 Empire completed a private placement of 814,100 shares of its common stock. The Company agreed to issue a total of 814,100 shares of common stock with a total value of $472,178 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor. Each share to be issued in the above said private placement is accompanied by a warrant to acquire up to two additional shares of the Company's common stock with an exercise price of one dollar ($1.00) per share, exercisable up to October 12, 2007.

The shares and warrants issued in each private placement are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to
Section 4(2) of the Act and Rule 506 promulgated thereunder. Each investor is an "accredited investor" under the Act, and no form of general solicitation or general advertising was conducted in connection of the private placement.

Each of the certificates representing shares and warrants of the Company's common stock issued in each private placement contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act.

Share Exchange - Empire Global Acquisition Corp.
On October 31, 2005 Empire Global Corp. acquired 100% of 501 Canada Inc. ("501") through its wholly owned subsidiary Empire Global Acquisition Corp. Empire acquired 501 from the former shareholders of 501, by issuing to these former shareholders 6,240,000 (post-split) restricted shares of Empire in exchange for 6,240,000 shares of Empire Global Acquisition Corp. ("EGAC") that were acquired by the former 501 shareholders in exchange for 100% of the issued and outstanding stock in 501. Details of this transaction are available on the Form 8-K filed on November 3, 2005 to announce the acquisition of 501 Canada Inc. and the Form 8-K/A filed on November 3, 2005 to amend the Form 8-K filed on November 3, 2005. Audited financial statements as required under SEC regulations were attached and amended as exhibits on this report Form 8-K/A.

Share Exchange - Excel Empire Limited (To be returned and canceled)
On November 22, 2005 the Company instructed its transfer agent to issue shares pursuant to the Plan of Merger and Reorganization with Excel Empire Limited ("Excel")(the "Excel Plan"). The shares are issued as consideration for the shares of Excel to be acquired pursuant to the Excel Plan. The shares are to be delivered upon closing and the effective completion of the Excel Plan. The closing of the plan is defined as "5 pm on November 4, 2005" however; the effective date will be "upon filing of a Certificate of Merger with the Secretary of State of the State of Delaware". Since the conditions of closing were not met during the period covered by this report and until such conditions are met in full and waived by the Company the shares were not delivered. The Company plans to return the shares to the Transfer Agent for cancellation and re-issue the shares with the correct effective date once a Certificate of Merger is filed with the State of Delaware as require pursuant to the Excel Plan.

REGISTRATION STATEMENTS
On July 27, 2005 Empire issued 500,000 shares each by way of S-8 registration to two consulting firms for an aggregate total of 1,000,000 (pre-split) shares of its common stock. The consulting firms were engaged to assess and make recommendations with respect to the Company's plans to enter into a merger and reorganization with Vianet Direct, Inc. and subsequently Tradestream Global, AG. Five Hundred Thousand (500,000) of these shares were subsequently subject to a stop transfer and are subject to legal proceedings as described elsewhere in this report.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT
No stock repurchases were made by Empire or affiliated purchasers in a month within the fourth quarter of the fiscal year covered by this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

GENERAL
The company started 2005 in the merchant bank business. Our primary objectives involved creating and managing a diverse and comprehensive portfolio of companies operating in key industry sectors. We did not meet our primary objectives in 2005. As a result, during 2005 we reorganized to form a diversified holding company to focus on income producing real estate assets. Our operations from continuing activities in 2005 and going forward in 2006 consist of activities related to our investment in income producing real estate properties that are focused on the hospitality, tourism and leisure travel industry primarily in China.

RESULTS OF CONTINUING OPERATIONS
REVENUES
In 2005 we had revenues of $636,167 compared to no revenue in 2004 and prior to the reorganization after taking into consideration of the acquisition of 501 Canada Inc. revenues in 2004 were $672,257. This increase is primarily as a result of the acquisition of the business of 501 Canada Inc. through our wholly owned subsidiary Empire Global Acquisition Corp. We are attempting to establish sources of revenue for future periods by maximizing our investment and return on our new acquisition of commercial real estate properties in Toronto and China. We sold or disposed of our holdings of IMM Investments Inc. to Blazing Holdings for $3,000,000 paid for by a secured promissory note with interest that becomes due and payable in a balloon payment on June 17, 2010.

EXPENSES
General and administrative expenses increased from $814,182 in 2004 to $1,202,896 in 2005, an increase of $388,714, or 47.7%. The increase in general and administrative expense results from the following:

During 2005, the Company acquired a second property at 3025 Kennedy Rd. in Toronto, Ontario. As a result the mortgage interest costs increased from $252,307 in 2004 to $500,574 in 2005. This added mortgage accounts for the significant increase in the expenses of the Company. The Company also made a significant investment in research and studies for new business development. The company examined the plan of business development and took the position that the near term prospect of generating income or profits were tertiary at best. Since the company felt that raising funds would be very costly to both the shareholders and the Company, Management initiated an aggressive campaign to study trends of markets that show promise of immediate income with exceptional long term growth opportunity.

During 2004, the Company completed a share exchange and acquired the shares of IMM making IMM a wholly owned subsidiary of the Company, the assets acquired in this transaction were passive equity holdings in a mining company in Northern Ontario. The Company was not directly involved in the management or operations of the mining company, therefore our entire staff consisted of three unpaid executives who did not receive compensation and three contract persons that provided periodic services for regulatory filings, general office administration and investor relations. In 2005, the Company put an extensive effort into exploring opportunities to bring into the Company. As a result of these efforts the Company reached agreements to acquire both 501 Canada Inc. as well as Excel Empire Limited.

During 2005, we issued 884,960 shares (post two separate 1 for 10 reverse splits) restricted common shares to accredited investors, in exchange for the elimination of $831,050 of recorded expenses.

Year over year, we also had increases in legal and accounting professional expenses from $20,843 in 2004 to $95,949 in 2005, an increase of $75,106 to reflect the increase in business development activity.

LIABILITIES
Our current liabilities increased from $731,659 in 2004 to $917,846 in 2005, or $186,187. During 2005, we acquired 501 Canada Inc., pursuant to the acquisition of the 501 assets the Company agreed to assume the mortgages and outstanding liabilities attributed to the assts being acquired. Therefore the current liabilities take into consideration the increase in mortgage obligations payable as described elsewhere in this report on the two commercial properties acquired.

As of December 31, 2005 there are two regular mortgages, and two second mortgages that have been assumed by the Company as follows: on 501 Alliance Ave, Toronto, Ontario a first mortgage payable to DUCA Financial that bears interest at 7.25% per annum with a year end balance of $3,816,855 and due September 30, 2008 and a second mortgage that bears interest at 12% per annum with a year end balance of $1,719,700 and due May 30, 2007; on 3025 Kennedy Rd., Scarborough, Ontario a first mortgage payable to HSBC that bears interest at prime plus 1% per annum with a year end balance of $1,299,540 and due May 6, 2025, and a second mortgage that bears interest at 9% per annum with a year end balance of $171,970 and due May 19, 2007. Principal and interest are due monthly on each of the first mortgages while interest only payments are due monthly on the second mortgages.

Mortgages payable (in thousands) consist of the following at December 31, 2005:

Mortgages and Notes
  secured by real estate   Mortgage Due Date   Interest Rate   Year End Balance

501 Alliance Ave.
Duca Financial            September 30, 2008           7.25%       $  3,816,855
Epireon Financial               May 30, 2008          12.00%          1,719,700

3025 Kennedy Rd.
HSBC                             May 6, 2025      Prime + 1%       $  1,299,540
Sheldon Gross                   May 19, 2007              9%            171,970

Total Mortgages Payable
  (at year end):                                                   $  7,008,065


CASH FLOWS
Cash flows provided by operations in 2005 relate primarily to monies received from rental income from the commercial properties owned and operated by 501 Canada Inc. which are included in changes in assets and liabilities. Cash flows from operations in 2004 totaled $231,201, compared to cash flows used in operations of $422,058 in 2005. Operating activities are primarily attributable to the operating expenses related to the property and real estate interests that the Company acquired or pursued.

Cash flows used in investing activities totaled $2,882,872 in 2005 compared to cash flows used in investing activities of $268,412 in 2004. The funds were used to acquire revenue producing real estate to add to the 501 real estate portfolio and to purchase minor office equipment.

Cash from financing activities totaled $3,567,334 in 2005 compared to cash flows from financing activities in 2004 of $39,697. In 2005, in addition to divesting itself of its holdings in IMM Investments Inc. in exchange for a Promissory Note in the amount of $3,000,000, the company merged with 501 Canada Inc. thus assuming mortgages that were acquired for financing the purchase of revenue producing real estate. The mortgages make up the majority of the cash flows from financing activities.

RESULTS OF DISCONTINUED OPERATIONS
During 2004, we operated all of our subsidiaries as continuing operations. During 2005, we divested our holdings in IMM, and we failed in our attempt to acquire certain technology company interests. As of December 31, 2005, we reorganized the operations of all of our subsidiaries, and these subsidiaries will be operating entities.

Following is a discussion of the results of the Company's divestment in the operations of IMM Investments Inc. formerly a wholly owned subsidiary of the Company, which are detailed in Note 4 to the Consolidated Financial Statements.

In June 2005, the Company determined that its holdings in IMM and Montebello would be re-evaluated as to their suitability within our business strategy. Management concluded that the investment in IMM was unproductive and had only a tertiary chance at best of becoming a profitable venture. Therefore, on June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock to divest its holdings of IMM to Blazing Holdings Inc. an Ontario Corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly-owned subsidiary, to Blazing Holdings, Inc. for $3,000,000 paid by delivery of a secured promissory note having a maturity date of June 30, 2010 (the "IMM Agreement"). On the same day, the Company entered into an Agreement of Purchase and Sale of Stock with Brookstreet Capital Corp. a Delaware Corporation pursuant to which it sold all of the issued and outstanding capital stock of Montebello Developments Corp., its wholly-owned subsidiary, to Brookstreet Capital Corp. for $250,000 paid by delivery of a secured promissory note having a maturity date of June 30, 2010. (the "Montebello Agreement")

On September 29, 2005, the Company received written notice that Brookstreet Capital Corp. would not be able to make the first interest payment on its promissory note due on September 30, 2005. The Montebello Agreement contained clauses where delivery of such notice was deemed an "Event of Default". Upon receipt of the above notice, the Board of Directors of the Company, at a Special Meeting held on September 29, 2005, formally approved the decision by Management of the Company to terminate the Montebello Agreement with Brookstreet Capital Corp. At the same Special Meeting held on September 29, 2005, the Board of Directors of the Company formally approved the decision by Management of the Company to amend the Promissory Note of the IMM Agreement whereby Blazing Holding Inc. will be allowed to accrue its interest due to the Company until the maturity date of its Note Payable on June 17, 2010. Also, it was agreed that the interest rate charged shall be the fixed at the prime rate charged at 8:00 a.m. EST on June 17, 2005 by Citibank, N.A. at its principal office (the "IMM Amendment")

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2005, the Company had total assets of $9,954,704 and liabilities of $8,237,629. The net asset value increase is primarily due to a gain realized from the sale of our holdings in IMM for a Promissory note issued by Blazing Holdings in exchange for IMM. Although the sale occurred and was realized in 2005 the note becomes due and payable with accrued interest in a balloon payment on June 17, 2010. Since the financial benefit may only be realized at maturity, the Company must continue to raise capital in order to service its day to day operational expenses.

We will need to raise significant additional operating capital to finance our operations and to acquire sources of operating revenues. Due to our poor financial condition, raising capital will be very difficult and expensive.

During 2005, our Board of Directors authorized the issuance of 1,000,000 (post 1 for 10 reverse split) shares of common stock as compensation to various individuals for services rendered to the Company. All the shares were issued pursuant to the S-8 Registration Statement of the Company. The shares were issued as compensation to employees, consultants, and advisors to the Company due to the lack of cash flow from the Company's operations and to retain the services and provide timely payment of obligations to those individuals.

IMPACT OF INFLATION
General price inflation is not anticipated to have a material effect on the Company's business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should more than moderate inflation occur in the future, it can be expected to impact the Company in an adverse manner, as prices cannot be adjusted quickly due to the contractual nature of a substantial amount of the Company's business, while costs of personnel, materials and other purchases tend to escalate rapidly.

FOREIGN EXCHANGE
The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for Empire Global Acquisition Corp., a wholly-owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. Other than for revenues from leases earned by Empire Global Acquisition Corp. in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. (See Note 3(i) of Notes to Consolidated Financial Statements).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 3(m) "Recently Accounting Pronouncements" of Notes to Consolidated Financial Statements.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE
On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel has agreed to merge into the Company. On completion, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of Company common stock in exchange for 100% of the issued and outstanding stock of Excel.

Excel owns and operates a commercial complex in Jiaozuo City in Henan Province of China. Construction of two structures began in 2003 on a 31 acre site; a 6 storey shopping plaza (the "Plaza") with approximately 737,289 square ft of retail space and a 25 storey 5-star rated hotel (the "Hotel"). The Plaza opened in November 2004 while, the Hotel construction is approximately 90% complete and is scheduled to open in mid 2006. During 2004, Excel leased approximately 85% of available retail floor space in the Plaza. Among other key brands and nationally recognized retailers in China, anchor tenants such as McDonalds, Kentucky Fried Chicken, Hugo Boss as well as cosmetics chains such as L'Oreal and Revlon are the main draw to the complex. The Hotel will be managed under a ten year management agreement by Days Hotel and Suites. In addition to the commercial complex, the Company through its' subsidiary Excel will also acquire an option on a 150 acre parcel of land within a few kilometers from the complex. The Company intends to evaluate the investment potential of the property by engaging a consulting firm to conduct a feasibility study among other typical research and development studies to examine the viability of developing the project.

ABILITY TO CONTINUE AS A GOING CONCERN
Our ability to continue as a going concern is in doubt. We currently have no sources of significant operating revenues. We have incurred losses from our operations in each of the last two years. Our financial condition and low stock price make raising capital difficult and expensive. In order to continue as a going concern, we need to substantially decrease operating expenses, increase operating income, and raise significant additional capital.

There is no assurance that we will be able to accomplish all or any of these items. In the event that these events do not take place, we will in all probability not be able to continue as a going concern in calendar year 2006.

ITEM 7. FINANCIAL STATEMENTS
----------------------------















                               EMPIRE GLOBAL CORP.
                      (FORMERLY TRADESTREAM GLOBAL CORP.)


                              FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2005 AND 2004

                       (STATED IN UNITED STATES DOLLARS)





                                  CONTENTS


Report of Independent Registered Public Accounting Firm                     F1

Consolidated Balance Sheets                                                 F2

Consolidated Statements of Operations and Comprehensive Loss                F3

Consolidated Statements of Stockholders' Deficit                            F4

Consolidated Statements of Cash Flows                                       F5

Notes to Consolidated Financial Statements                            F6 - F16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Global Corp.

     We have audited the accompanying consolidated balance sheets of Empire Global Corp. (Formerly Tradestream Global Corp.) as at December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Corp. (Formerly Tradestream Global Corp.) as at December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    /s/ SF PARTNERSHIP, LLP


Toronto, Canada                     CHARTERED ACCOUNTANTS
April 14, 2006

                                    - F1 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Balance Sheets
December 31, 2005 and 2004
(Stated in United States Dollars)

                                                           2005           2004

                                    ASSETS

Current
   Cash                                            $    274,186   $     24,536
   Short term investments                                68,869         56,032
   Accounts receivable                                   11,449           -
   Prepaid and sundry assets                             69,930         19,464
                                                   ------------   ------------
Total Current Assets                                    424,434        100,032
                                                   ------------   ------------
Revenue Producing Real Estates (note 4)               6,312,023      3,627,513
Equipments (note 5)                                      21,610          3,486
Deferred Finance Charges (note 6)                       143,038         88,152
Advances to Related Companies (note 7)                    8,599        351,979
Notes Receivable (note 9)                             3,045,000           -
                                                   ------------   ------------
Total Long term Assets                                9,530,270      4,071,130
                                                   ------------   ------------
Total Assets                                       $  9,954,704   $  4,171,162
                                                   ============   ============

                                  LIABILITIES

Current
   Bank indebtedness (note 10)                     $    127,034   $     83,457
   Accounts payable and accrued liabilities             210,476        171,027
   Loan payable from a related party (note 11)          458,235        409,632
   Mortgage payable - current portion (note 12)         104,420         62,517
   Income taxes payable                                    -             5,026
   Advances from related party (note 8)                  17,681           -
                                                   ------------   ------------
Total Current Liabilities                               917,846        731,659
                                                   ------------   ------------
Mortgage Payable (note 12)                            6,903,645      3,693,618
Future Income Taxes (note 13)                           416,138          5,982
                                                   ------------   ------------
Total Long Term Liabilities                           7,319,783      3,699,600
                                                   ------------   ------------
Total Liabilities                                     8,237,629      4,431,259
                                                   ------------   ------------
Commitments and Contingencies  (note 14)

                            SHAREHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value, 20,000,000
   shares authorized, no share issued and
   outstanding.
Capital Stock, $0.00001 par value, 400,000,000
   shares authorized, 6,985,867 shares issued and
   outstanding (2004 - 574,980)                              70             67
Additional Paid in Capital                            2,593,545           -
Accumulated Other Comprehensive Loss                    (24,884)       (39,326)
Deficit                                                (851,656)      (220,838)
                                                   ------------   ------------
Total Stockholders' Deficit                           1,717,075       (260,097)
                                                   ------------   ------------
Total Liabilities and Stockholders' Deficit        $  9,954,704   $  4,171,162

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Statement of Operations and Comprehensive Loss
Year Ended December 31, 2005 and 2004
(Stated in United States Dollars)

                                                           2005           2004
Revenue
   Rent                                            $    636,167   $    650,745
   Property management fees                                -            21,512
                                                   ------------   ------------
                                                        636,167        672,257
                                                   ------------   ------------
Expenses
   Mortgage interest                                    500,574        252,307
   Property taxes                                       151,093        122,600
   Utilities                                            137,387        238,077
   Professional fees                                     95,949         20,843
   Repairs and maintenance                               56,406         30,425
   Insurance                                             45,134         37,619
   Office and general                                    40,071         13,356
   Salaries and wages                                    26,377          7,169
   Vehicle                                               21,060         18,587
   Bank charges and interest                             17,048          6,634
   Travel and entertainment                               9,748           -
   Amortization                                         102,060         66,565
                                                   ------------   ------------

Total Expense                                         1,202,907        814,182
                                                   ------------   ------------

Loss Before Undernoted items and Income Taxes          (566,740)      (141,925)
   Loss on disposal of property                         (64,078)          -
                                                   ------------   ------------

Loss Before Income Tax                                 (630,818)      (141,925)

   Deferred income taxes                                   -             2,843
                                                   ------------   ------------

Net Loss                                               (630,818)      (144,768)
   Foreign currency translation  adjustment              14,442        (18,880)
                                                   ------------   ------------

Comprehensive Loss                                 $   (616,376)  $   (163,648)
                                                   ============   ============

Basic and Fully Diluted (Loss) Earnings Per Share  $      (0.44)  $      (0.03)
                                                   ============   ============
Basic and Fully Diluted Weighted Average Number
   of Shares                                          1,402,695      6,240,000
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F3 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Statements of Stockholders' Deficit
Year ended December 31, 2005 and 2004
(Stated in United States Dollars)

                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------

Balance - January 1, 2004               574,980   $         6   $        61   $     (20,446)  $   (76,070)  $     (96,449)

  Foreign exchange on translation          -             -             -            (18,880)         -            (18,880)

  Net loss for the period                  -             -             -               -         (144,768)       (144,768)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2004             574,980   $         6   $        61   $     (39,326)  $  (220,838)  $    (260,097)

  Shares issued for debt              2,088,720   $        21   $       (21)  $        -      $      -      $        -

  10 for 1 reverse stock split       (1,879,848)          (19)           19            -             -               -

  Shares issued for services          1,000,000            10           (10)           -             -               -

  Shares issued for debt                500,000             5            (5)           -             -               -

  10 for 1 reverse stock split       (1,537,985)          (15)           15            -             -               -

  Shares issued on acquisition of
    501 Canada Inc.                   6,240,000            62     2,593,486            -             -          2,593,548

  Foreign exchange translation
    adjustment                             -             -             -             14,442          -             14,442

  Net loss for the period                  -             -             -               -         (630,818)       (630,818)

                                    -------------------------------------------------------------------------------------
Balance - December 31, 2005           6,985,867   $        70   $ 2,593,545   $     (24,884)  $  (851,656)  $   1,717,075
                                    =====================================================================================














                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F4 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Statement of Cash Flows
Year Ended December 31, 2005 and 2004
(Stated in United States Dollars)

                                                           2005           2004
Cash Flows from Operating Activities
   Net loss                                        $   (630,818)  $   (144,768)
      Adjustments to reconcile net loss to net
         cash used in operating activities
      Amortization                                      102,060         66,565
      Deficit of acquired subsidiary                     70,114           -
      Loss on disposal of revenue producing
         property                                        64,078           -
      Future income taxes                                  -             2,843
      Accounts receivable                               (11,449)       116,070
      Prepaid and sundry assets                         (50,466)       134,843
      Deferred financing charge                            -            15,847
      Accounts payable and accrued charges               39,449         40,007
      Income taxes payable                               (5,026)          (206)
                                                   ------------   ------------
   Net cash from (used in) operating activities        (422,058)       231,201
                                                   ------------   ------------

Cash Flows from Investing Activities
      Purchase of 501 Alliance Avenue                  (699,416)      (267,978)
      Purchase of 3025 Kennedy Road                  (2,743,242)          -
      Purchase of equipment                             (23,214)          (434)
      Proceeds from sale of revenue producing
         property                                       583,000           -
                                                   ------------   ------------
   Net cash used in investing activities             (2,882,872)      (268,412)
                                                   ------------   ------------

Cash Flows from Financing Activities
      Bank indebtedness                                  43,577          4,304
      Advances from shareholder                          48,603          4,308
      Mortgage payable                                3,251,930        209,602
      Short term investments                            (12,837)        (4,930)
      Payments of deferred financing costs             (125,000)          -
      Advances from related parties                     343,380       (173,587)
      Decrease in accrued interest payable               17,681           -
                                                   ------------   ------------
   Net cash from financing activities                 3,567,334         39,697
                                                   ------------   ------------
Net Increase in Cash                                    262,404          2,486
Foreign Exchange                                        (12,754)         1,325

Cash and Cash Equivalents - beginning of year            24,536         20,725
                                                   ------------   ------------
Cash and Cash Equivalents - end of year            $    274,186   $     24,536
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest paid                                $    627,170   $    337,031
                                                   ============   ============
      Income taxes (recovered) paid                $       -      $        712
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F5 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


1.   Nature of Business and Operations

Effective November 17, 2005 Empire Global, Corp. ("Empire" or the "Company") entered into a merger agreement whereby Empire, through its wholly owned subsidiary, Empire Global Acquisition Corp ("EGAC"), acquired 100% of 501 Canada Inc. ("501 Company") using exchangeable shares of EGAC. Empire acquired 501 Company by issuing an additional 6,240,000 restricted shares of Empire in exchange for shares of EGAC held by the 501 Company. The substance of Empire's share issuance and the proposed reorganization is a transaction which results in 501 Company becoming a listed public entity through 501 Company's reverse merger of Empire's net assets and 501 Company's recapitalization.

The Company owns:

a)  rental property at 501 Alliance Avenue in Toronto, Ontario, Canada
b) four commercial rental condominium units at 3025 Kennedy Road, Toronto, Ontario, Canada


2.   Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred continuing losses amounting to 630,818 (2004 - 144,768). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements to generate cash flow to sustain its current and future operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.







                                    - F6 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


3.   Summary of Significant Accounting Policies

a)   Basis of Financial Statement Presentation

     The reverse merger between the Company and 501 Canada Inc. has been recorded as a recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. Management does not intend to pursue the business of the Company and accordingly has changed the nature of the business as described in Note 1. As such, accounting for the merger as a recapitalization of the Company is deemed appropriate.

     The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the subsidiary at acquisition.

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries EGAC, Montebello Developments Corp., and 501 Canada Inc. All significant intercompany transactions have been eliminated upon consolidation.

b)   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

c)   Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

d)   Revenue Producing Real Estate, Equipment and Amortization

     Revenue Producing Real Estate and Equipment are stated at cost less accumulated amortization. Amortization, based on the estimated useful lives of the assets, is provided as follows:

                Buildings          2.5%         Straight line
                Equipment         20.0%         Declining balance

e)   Deferred Finance Charges

     Costs incurred in connection with obtaining the mortgages for the properties as described in Note 4 are amortized over the terms of the mortgages with the corresponding charges reflected in the statement of operations and comprehensive loss.

                                    - F7 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


3.   Summary of Significant Accounting Policies (cont'd)

f)   Income Taxes

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

g)   Impairment of Long Lived Assets

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

h)   Fair Value of Financial Instruments

     The carrying value of the Company's short term investments, prepaid and sundry assets, sundry receivables, bank indebtedness, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.







                                    - F8 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


3.   Summary of Significant Accounting Policies (cont'd)

i)   Foreign Currency Translation

     The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

j)   Comprehensive Income

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

k)   Revenue Recognition

     The Company has retained substantially all of the risks and benefits of ownership of its rental properties and therefore accounts for leases with its tenants as operating leases. The total amount of contractual rent to be received from operating leases is recognized on a straight line basis over the term of the lease when collection is assured; a receivable is recorded for the difference between the rental revenue recorded and the contractual amount received.

l)   Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.

m)   Recent Accounting Pronouncements

     In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December
     2003), "Consolidation of Variable Interest Entities   an Interpretation of
     Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R 5 in 2005 did not have an impact on the Company's results of operations and financial position.


                                    - F9 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


3.   Summary of Significant Accounting Policies (cont'd)

m)   Recent Accounting Pronouncements (cont'd)

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in
     (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.




                                    - F10 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


4.   Revenue Producing Real Estates

                                              2005                        2004
                                       Accumulated                 Accumulated
                                Cost  Amortization          Cost  Amortization
                        ------------------------------------------------------
501 Alliance Avenue,
Toronto, Ontario, Canada
   Building             $  3,530,488  $    368,517  $  2,867,385  $    278,372
   Land                    1,074,813          -        1,038,500          -

3025 Kennedy Road,
Toronto, Ontario, Canada
   Building                1,257,810        20,925          -             -
   Land                      838,354          -             -             -
                        ------------------------------------------------------

                        $  6,701,465  $    389,442  $  3,905,885  $    278,372
                        ------------------------------------------------------

Net carrying amount                   $  6,312,023                $  3,627,513
                                      ------------                ------------


5.   Equipment

                                              2005                        2004
                                       Accumulated                 Accumulated
                                Cost  Amortization          Cost  Amortization
                        ------------------------------------------------------

Equipment               $     29,537  $      7,927  $      6,323  $      2,837
                        ------------------------------------------------------

Net carrying amount                   $     21,610                $      3,486
                                      ------------                ------------


6.   Deferred Finance Charges

                                              2005                        2004
                                       Accumulated                 Accumulated
                                Cost  Amortization          Cost  Amortization
                        ------------------------------------------------------
Deferred Finance
   Charges              $    242,537  $     99,499  $    117,537  $     29,385
                        ------------------------------------------------------

Net carrying amount                   $    143,038                $     88,152
                                      ------------                ------------



                                    - F11 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


7.   Advances from Related Companies

Advances due from related parties are non interest bearing and are due on demand.

                                                           2005           2004

Advances due from related parties:
   Sunwin Real Estate Development Co. Ltd          $      8,599   $       -
   1324184 Ontario Inc.                                    -           132,368
   CLY Co Ltd                                              -             3,030
   Cambridge Education Group                               -           216,581
                                                   ------------   ------------

                                                   $      8,599   $    351,979
                                                   ============   ============


8. 	Advances to Related Companies

Advances due to related parties:
   Advances due to stockholders and directors
      of the Company                               $     17,681   $       -
                                                   ============   ============


9.   Notes Receivable

On June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock to divest its holdings of IMM to Blazing Holdings Inc. an Ontario Corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly-owned subsidiary, to Blazing Holdings, Inc. for $3,000,000 paid by delivery of a secured promissory note having a maturity date of June 30, 2010 (the "IMM Agreement"). The promissory note is secured by the issued and outstanding shares of IMM Investments, Inc.

At a Special Meeting held on September 29, 2005, the Board of Directors of the Company formally approved the decision by Management of the Company to amend the Promissory Note of the IMM Agreement whereby Blazing Holding Inc. will be allowed to accrue its interest due to the Company until the maturity date of its Note Payable on June 17, 2010. Also, it was agreed that the interest rate charged shall be the fixed at the prime rate charged at 8:00 a.m. EST on June 17, 2005 by Citibank, N.A. at its principal office (the "IMM Amendment")



                                    - F12 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


9.   Notes Receivable (cont'd)

Notes receivable from the purchaser of the subsidiary is as follows:

                                                           2005           2004

Blazing Holdings, Inc                              $  3,000,000   $       -
Interest receivable on note                              45,000           -
                                                   ------------   ------------

                                                   $  3,045,000   $       -
                                                   ============   ============


10.  Bank Indebtedness

The Company has available a bank demand operating facility to a maximum of $85,985 USD, bearing interest at prime rate plus 1%, and secured by a general security agreement and personal guarantees from one of the shareholders. As at December 31, 2005, the company was using $127,034 USD ($83,495 USD at December 31, 2004) of the line of credit.

In addition to the demand operating facility, the Company has a $25,796 USD letter of guarantee that has been used as security for utility contracts.


11.  Loan Payable from a Related Party

Loan payable to related party owed to shareholders of the Company and are unsecured, non interest bearing and due on demand.








                                    - F13 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


12.  Mortgages Payable
                                                           2005           2004

DUCA Financial Services Credit Union mortgage,
   due on September 30, 2008, bearing interest
   at 7.25%, secured by the building and land
   situated at 501 Alliance Avenue, Toronto,
   Ontario, Canada as described in Note 4.         $  3,816,855   $  3,756,136
Epireon Capital Limited second mortgage, due on
   May 27, 2007,  bearing interest at 12%, secured
   by the building and land situated at 501
   Alliance Avenue, Toronto, Ontario, Canada as
   described in Note 4.  Included in Cash and Cash
   Equivalents are $213,888 of restricted funds
   obtained as part of the mortgage and used for
   renovations and leasehold purposes only.           1,719,700           -
HSBC Bank Canada mortgage , due on May 6, 2025
   bearing interest at  the bank's prime rate plus
   1% secured by the buildings and land situated
   at 3025 Kennedy Road, Toronto, Ontario as
   described in Note 4.                               1,299,540           -
Sheldon Gross Limited second mortgage, due on May
   19, 2007 bearing interest at 9% per annum
   secured by the buildings and land situated at
   3025 Kennedy Road, Toronto, Ontario as
   described in Note 4.                                 171,970           -
                                                   ------------   ------------

                                                      7,008,065      3,756,136
Current portion                                        (104,420)       (62,517)
                                                   ------------   ------------

Long-term portion                                  $  6,903,645   $  3,693,619
                                                   ============   ============


The annual payments of principal required over the next five years in respect of these mortgages are as follows:

               2006                     $    104,420
               2007                        2,003,393
               2008                          119,602
               2009                          128,039
               2010                          134,618
               Thereafter                  4,517,993
                                        ------------

                                        $  7,008,065
                                        ------------

Two shareholders of the Company provided personal guarantees on the mortgages totally $6,717,024.



                                    - F14 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


13.  Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

                                                           2005           2004
                                                   ------------   ------------

Expected income tax recovery at statutory
   rates 36.12% (2004 - 19%)                       $   (227,851)       (26,966)
Gain on sale of investment of legal subsidiary         (399,884)          -
Loss on disposal of property                             23,145           -
Other                                                    68,192           -
Change in calculation allowance                         536,398         26,966
                                                   ------------   ------------

                                                   $       -      $       -
                                                   ============   ============

The following summarizes the principal temporary differences and related future tax effect:

Revenue producing property                         $     21,704   $    169,587
Equipment                                                 8,937          7,097
Non capital losses                                      787,408        111,628
Net capital losses                                       14,022           -
                                                   ------------   ------------

                                                   $    832,071   $    288,312

Deferred financing costs                                (60,086)       (42,454)
Net capital gain                                       (399,884)          -
                                                   ------------   ------------

                                                       (459,970)       (42,454)

Valuation Allowance                                    (788,239)      (251,840)
                                                   ------------   ------------

                                                   $   (416,138)  $     (5,982)
                                                   ============   ============

14.  Commitments and Contingencies

     The Company is subject to claims arising in the ordinary course of business. The Company and Management believe, after consultation with counsel, that the allegations against the Company included in the claims described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these claims, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

                                    - F15 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


14.  Commitments and Contingencies (cont'd)

On September 9, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co respondents including the Company and a former consultant of the Company. The former consultant had opened a stock trading account at Research (the "Research Customer") and proceeded to knowingly sell shares of the company that were subject to a Stop Transfer. Research is claiming recovery of proceeds paid to the Research Customer through early settlement as a result of sales of shares of the Company. The Company has filed a Statement of Defense and is vigorously defending the claim as it believes that the Research Customer was made aware that a Stop Transfer was placed on the shares delivered to the Research Customer. The Company is of the opinion that Research should not have sold the shares and paid an early settlement to their customer until the shares had cleared through the Company's transfer agent. The Company is defending the claim and by way of counterclaim is claiming recovery of the subject shares, the matter remains unresolved.

On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts against 16 co respondents including the Company for unknown loses that Advanced in its dealings with an unknown and unrelated entity or person (the "unrelated entity"). Advanced alleges that this unrelated entity, in a private transaction with Advanced, may have promised to exchange shares of the Company that the unrelated entity had claimed to have owned. The Company has never been a party to any dealings with Advanced and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome which remains unresolved will have a material adverse affect.

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as another shareholder of the Company and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. (Pender). The Company is aware of the proceedings; however, is not a respondent to these proceedings. The order was issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 27, 2004 and November 19, 2004. The OSC alleges that the respondents may have been trading in shares of Pender in such a way to be manipulative in nature and causing and artificial increase in the price of the shares. The respondents deny the allegations and have filed responding materials contrary to the allegations. The respondents and the Company have been cooperating with the OSC and informal inquiries made by the United States Securities and Exchange Commission ("SEC"). The investigation and inquiry remains unresolved and is currently on going.

                                    - F16 -

EMPIRE GLOBAL CORP.
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in United States Dollars)


15.  Capital Stock

On June 27, 2005, the Company issued 2,088,720 shares in cancellation of debt amounting to $208,702.

On June 30, 2005, the Company effected a 10 for 1 reverse stock split of the company's issued and outstanding common shares. The reverse stock split has been retroactively presented in these financial statements.

On July 26, 2005, the Company issued 1,000,000 shares to third parties in exchange for consulting services.

On July 27, 2005, the Company issued 500,000 shares in cancellation of debt amounting to $150,000.

On September 30, 2005, the Company effected a 10 for 1 reverse stock split of the Company's issued and outstanding common shares. The reverse stock split has been retroactively presented in these financial statements.

On November 17, 2005 the Company effected the Plan of Merger and Reorganization Agreement with 501 Canada Inc., whereby the Company, through its wholly owned subsidiary EGAC acquired 100% of the capital stock of 501 through the issuance of exchangeable shares of EGAC, which were exchangeable for 6,240,000 Shares of Common Stock of the Company as described in Note 1.


16.  Subsequent Events

On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel has agreed to merge into the Company. On completion, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel.

As of the date of this report the Plan of Merger and Reorganization with Excel has not completed and is subject to certain conditions.





                                    - F17 -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

On March 3, 2005 the Company was notified that Beckstead and Watts, LLP (the "Former Auditor") had resigned as the Company's principal independent auditor, effective March 3, 2005 as they would be unable to complete the audit for the fiscal year ended December 31, 2004 in a timely manner. In connection with the audits for the years ended December 31, 2003 and December 31, 2002, and the subsequent interim period prior to the date of resignation, there were no disagreements with the Former Auditor on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Auditor, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years (as discussed in Regulation S-B, Item 304(a)(1)(iv)).

The Company engaged the firm of SF Partnership, LLP (the "New Auditor") as its principal independent auditor effective March 4, 2005, to act as its independent auditor for the fiscal year ending December 31, 2004. During the two most recent fiscal years and the interim period preceding the appointment of the New Auditor, the Company had not consulted the New Auditor regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting of financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-B, Item 304(a)(1)(iv)).


ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Annual Evaluation of Controls
As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Evaluation") was performed by Ken Chu, our Chief Executive Officer ("CEO") and Chairman of the Board and Acting Principal Accounting Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls.

CEO Certifications
Attached as Exhibits to this annual report, are certain certifications of the CEO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls
Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Disclosure Controls
Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation
The CEO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions
Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO has concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.


ITEM 8B. OTHER INFORMATION
--------------------------

None.

PART III
--------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-----------------------------------------------------------------------

On December 31, 2005, Empire had three directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, is as follows:


                                               Date First
Name                  Age  Position            Elected         Term Expiry
--------------------  ---  ------------------  --------------  --------------
Ken Chu                43  Chief Executive     December 21,    None
                           Officer, Chairman   2005
                           of the Board,
                           Director

Vic Dominelli          45  Chief Financial     March 1, 2005   None
                           Officer,
                           Director            January 6,      None
                                               2005

Kalson G.H. Jang       27  Director            July 9, 2004    None



There are no significant employees that are expected to make a significant contribution to the business. There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. No current director or executive officers of the Company are involved in any pending legal proceedings, however, the former President and CEO and director of the Company is subject to a cease trade order issued by the Ontario Securities commission as detailed elsewhere in this report.

Audit Committee Financial Expert
During the period covered by this report our board of directors determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that the Company has not generated any revenues to date.

Subsequent to the period covered by this report the Company has determined that its reorganization and acquisition of revenue producing business demands a financial expert with specialized skills and experience. The Company is currently in the process of filling this vacancy.

Resumes
Ken Chu - Chief Executive Officer, Chairman of the Board, Director
                   Former President, Excel Empire Limited
                   Former CFO, Jiaozuo Sunwin Real Estate Development Co. Ltd.

                   Mr. Chu has over 15 years of professional experience focusing on international financing, corporate consulting, and commercial information services in Hong Kong and Mainland China.

                   He has also been involved in corporate restructuring and consolidation for several financial institutions in Hong Kong and China as well as financial planning for various government projects and foreign public corporations. He has participated in the editing of "Basic Analysis for Chinese Public Companies" published by the China Chengxin Company. This publication, the first of its nature, is a research report reviewing all Chinese Public Companies and ranking their capital equity.

Professional Experience - in financial planning, investment banking &
                          consulting services:
                   Dun & Bradstreet International Ltd.
                   Greencool Technology Holding Co. Ltd [8056.hk]
                   Shandong Xincheng Construction Engineering Co. Ltd.
                   China National Information Network [http://www.cnnc.info/] Broad Group Co. Ltd.
                   Global Merger and Acquisition Research Center
                      [http://www.online-ma.com.cn/]
                   Hunan Yiyang Hongrun Rare Metal Co. Ltd.,
                   Chinese Green Herbal Global Franchising Holding Co.
                   China National Beverage Safety Certification Center
                   Zhuhai Jiufeng Ake Energy Co. Ltd.

Working Experience:
                   Hongkong Hengning Financial Co. Ltd.
                      - Founder/Executive Director
                   China Association of International Econ. & Tech. Stimulation
                      - Liaison Officer
                   Shenzhen China Chengxin Financial Consultancy Co. Ltd.
                      - Founder/General Manager
                   Excel Empire Limited
                       Founder / President

Vic Dominelli - Chief Financial Officer, Director
2002 - Current     Self Employed independent contractor
1985 - 2002        Senior Human Resources Manager Bombardier Aircraft Canada
                   Inc.

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

On December 21, 2005 Kalson G. H. Jang resigned as Chairman and subsequent to the period covered by this report also resigned as a Director of the Company.

Subsequent to the date covered by this annual report, Hoi Ming Chan and Xu Bing have become Directors of the Company.

Hoi Ming Chan - Director
2000 - 2005        Former President and Director 501 Canada Inc.
                   President Empire Global Acquisition Corp.

                   Mr. Chan is 46 years old and is one of Empire Global Corp's Directors. Mr. Chan has over 15 years of professional experience focusing on property investment and management including owning and operating a textile business employing approximately 1,000 people in Guangzhou, China.

                   Mr. Chan has also been involved in property investment and management since 1998 and served as President of 501 Canada Inc. from 2000 to 2005, during which the company acquired and owned a commercial-industrial property at located at 501 Alliance Avenue in Toronto, Ontario, as well as an industrial property in Scarborough, Ontario.

                   His experience and familiarity with the assets and contracts that the Registrant acquired pursuant to the Plan of Merger and Reorganization between the Registrant and Empire Global Acquisition Corp. and 501 Canada Inc. along with his past business success in China are vital attributes that he will contribute to the Company as we progress towards our corporate goals and objectives.

Xu Bing - Director
2003 - Current     Managing Director, Sunwin Commerce Plaza Co, Ltd,

                   Mr. Bing Xu has over 10 years experience in real estate development and management. From 1993 to Sept. 2002, he was employed as the manager of Jiaozuo Sanwei Material Co. Ltd. As well as the manager of Henan Zhongzhou Construction and Installation Company (Jiaozuo Subsidiary). During this period, he was responsible for the installation and material supplies for several power plant construction projects in Henan Province, those being a) Yinsan (2 x 300,000 kw),
                   b) Anyang, (2x 300,000 kw), c) Yichuan (2 x 12.5 kw), and
                   d) Luoyang (2x 165,000 kw).

                   Since Oct. 2002, Mr. Xu has been employed as the general manager of Sunwin Real Estate Co. Ltd., and has participated in managing the development of Jiaozuo Qingnian Road Walking District, the Jiaozuo Sunwin Commercial Plaza, and the Jiaozuo Days Hotel.

Honors Received:
* 2003 - "Top Ten Person-in-Power in Middle China Real Estate Market"
* 2003 - Sunwin Company was awarded "Consumer's Choice" award
* 2003 - Sunwin Plaza awarded "Top 20 Real Estate Projects of Middle China"
* 2004 - "Company Excellence - Key Projects of Jiaozuo City"
* 2004 - "Personnel Excellence - Jiaozuo's Real Estate Development Companies"
* 2004 - "Jiaozuo's Worker Excellence of the Year"
* 2004 - "Ten Companies with Best Faith in Jiaozuo"
* 2004 - "Excellence in Real Estate Development Company in Henan of 2003"
* 2005 - "Company with most Outstanding Contribution to Economic Development"
* 2005 - "Company Excellence - Key Construction Projects in 2004"
* 2005 - "Company Excellence - Municipal Construction in 2004"

Compliance with Section 16(a) of the Exchange Act
Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics
During the period covered by this report the company had not formally adopted a specific code of conduct due to the small number of employees and management. The Board of Directors has been and is in direct contact with management on a regular basis and believes that all conduct is under sufficient supervision to protect us and our shareholders from any unethical activity. Subsequent to this report and effective February 21, 2006 the Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our Chief Executive Officer (being our principal executive officer) and our company's Chief Financial Officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
(3)  compliance with applicable governmental laws, rules and regulations;
(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company's personnel shall be accorded full access to our Executive Officers with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of the Company's personnel are to be accorded full access to our company's Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within the Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to the Company's Executive Officers. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Executive Officers, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against the Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

The Company intends to file the Code of Business Conduct and Ethics with the Securities and Exchange Commission and is attached herein as an Exhibit to this annual report. The Company will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to:
Empire Global Corp., Suite 400, 501 Alliance Ave., Toronto, Ontario, M6N 2J1
Attention: President and CEO.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The company's current officers and directors receive no compensation.

SUMMARY COMPENSATION TABLE

                                                                        Restricted   Securities
Name and                                                Other Annual         Stock   Underlying         LTIP      All Other
principal                         Salary        Bonus   Compensation      Award(s)    Options /      Payouts   Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)          ($)            ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------
Ken Chu, Chief
Executive, Chairman     2005           0            0              0             0            0            0              0

Vic Dominelli, Chief
Financial               2005           0            0              0             0            0            0              0

Orlando Silvestri,
Chief Executive         2005           0            0              0             0            0            0              0

Michael Ciavarella,
President, Chief
Executive               2004           0            0              0             0            0            0              0

Minh Ngoc Pham,
Secretary, Treasurer    2004           0            0              0             0            0            0              0

Kalson G.H. Jang,
Chairman                2004           0            0              0             0            0            0              0

J M Page, President,
Secretary, Treasurer    2004           0            0              0             0            0            0              0
                        2003           0            0              0             0            0            0              0
                        2002           0            0              0             0            0            0              0

There are no current employment agreements between the Company and its Executive Officers and directors. The directors and officers have agreed to work without remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

Compensation of Directors
No payments have been made to directors of Empire for their services as directors that have not been previously reported by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2005 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 501 Alliance Ave., Suite 400, Toronto, Ontario M6N 2J1.


                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             I-Ching Systems Inc.                  2,633,000      37.6%
144-Restricted     Shareholder

Common             Hoi Ming Chan                           500,000       7.2%
144-Restricted     Shareholder

Common             Florence Kwan Yuet Tsun                 500,000       7.2%
144-Restricted     Shareholder

Common             Million Financial Group                 500,000       7.2%
144-Restricted     Shareholder


The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,985,867 shares of common stock outstanding as of December 31, 2005.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Ken Chu, Chairman and CEO                     0         0%
Free Trading       Suite 400 - 501 Alliance Ave.
                   Toronto, Ontario, M6N 2J1

Common             Kalson G.H. Jang, Director                    0         0%
Free Trading       Suite 300 - 123 Commerce Valley
                   Drive East Thornhill, Ontario,
                   L3T 7W8

Common             Vic Dominelli, CFO and Director               0         0%
Free Trading       Suite 400 - 501 Alliance Ave.
                   Toronto, Ontario, M6N 2J1

Common             Total shares owned by officers                0         0%
Free Trading       and directors of the Company as
                   a group. All directors and
                   executive officers (3 persons)


CHANGES IN CONTROL
During the period covered by this report the Company entered into a Plan of Merger and Reorganization on October 27, 2005 through its wholly owned subsidiary Empire Global Acquisition Corp. with 501 Canada Inc. (the "501 Plan"). As a result of the completion of the 501 Plan a change in control of ownership occurred as at the effective time and date of 5:00 p.m. EST on October 27, 2005. Prior to the effectiveness of the 501 Plan a total of 745,900 common shares of the company were issued and outstanding, after taking effect of the 501 Plan, 6,240,000 common shares of the Company were issue to the former shareholders of 501 Canada Inc. for a total of 6,985,867. Therefore, the former holders of 501 Canada Inc. then held 89.3% of the issued and outstanding common shares of the company.

On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel has agreed to merge into the Company. The Excel Plan specifies that the Plan will become effective upon filing a Certificate of Merger with the State of Delaware. The Certificate of Merger shall be filed once satisfactory Financial statements of Excel are provided to the Company for review and the Company is satisfied that Excel has met all the conditions set forth in the Excel Plan. On completion, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of Company common stock in exchange for 100% of the issued and outstanding stock of Excel. Such issuance will effect a change in control of the company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

In the last 2 years directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved in transactions and proposed transactions in which Empire was or was to be a party. They are as follows:

Chairman of the board and director Kalson G.H Jang is the sole shareholder of Billion Financial Corporation. Billion had been loaning us funds to pay our expenses and the expenses of our wholly owned subsidiaries. These loans were not interest-bearing and were due on demand. Ownership to these loans was subsequently transferred by way of debt consolidation and an effected private placement for cancellation of this debt.

At December 31, 2004, Michael Ciavarella was our President and Chief executive. Mr. Ciavarella had been paying for various operating expenses of the Company. These expense payments were considered to be funds loaned to the Company and are not interest-bearing and are due on demand. Ownership to these loans was subsequently transferred by way of debt consolidation and an effected private placement for cancellation of this debt.

At December 31, 2004, Minh Ngoc Pham was our secretary, treasurer and one of our directors. Pham was also the president and a director of our then wholly owned subsidiary IMM Investments Inc. Pham had performed legal services for us, and has billed us approximately $30,000 for those services. Ownership to these loans was subsequently transferred by way of debt consolidation and an effected private placement for cancellation of this debt.

Empire Global Corp. has no parent company and was not involved in any transactions or agreements with any promoters in the last five years.


ITEM 13. EXHIBITS
-----------------

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

14.1   Code of Ethics

31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

REPORTS ON FORM 8-K
On January 12, 2005, the Company filed an 8-K to report the following:
The resignation of Minh Ngoc Pham as our secretary, treasurer and one of our directors and the resignation of Michael Ciavarella as our President, Chief Executive and one of our directors. It was also reported that Vic Dominelli \was elected as a director, filling the vacancy left by the resignation of Minh Ngoc Pham.

On March 18, 2005, the Company filed an 8-K to report the following:
That by FD Disclosure the 7 for 1 forward split approved by the board of directors to take effect July 26, 2004.

On March 18, 2005, the Company filed an 8-K to report the following:
The appointment of Orlando Sylvestri as the new President and Chief Executive and Director of the Company, filling the vacancy left by the resignation of Michael Ciavarella.

On March 18, 2005, the Company filed an 8-K to report the following:
The appointment of Vic Dominelli as our Chief Financial Officer.

On March 21, 2005, the Company filed an 8-K to report the following:
The resignation of Beckstead and Watts LLP as our principal independent auditor and it was also reported that SF Partnership LLP was appointed as our new principal independent auditor replacing Beckstead and Watts, LLP.

On July 7, 2005, the Company filed an 8-K to report the following:
The entry into an agreement of Purchase and Sale with Brookstreet Capital Corp. ("Brookstreet") whereby Brookstreet acquired 100% of Montebello Developments Corp. in exchange for a Promissory Note issued to the Company in the amount of $250,000. It was also reported that the Company entered into an agreement of Purchase and Sale with Blazing Holding Inc. ("Blazing") whereby Blazing acquired 100% of IMM Developments Inc. in exchange for a Promissory Note issued to the Company in the amount of $3,000,000.

It was also reported by FD Disclosure that the Company amended its articles of incorporation to change its name to Vianet Technology Group Ltd. and a 10 for 1 reverse split of its common stock effective on June 30, 2005. It was further reported that the Company entered into a Definitive Material Agreement with Vianet Direct Inc. ("Vianet") to acquire 100% of the issued and outstanding shares of Vianet in exchange for up to 21,000,000 new shares of the Company and that the agreement would become effective upon completion of due diligence and approval by the respective Board of Directors of both companies.

On July 27, 2005, the Company filed an 8-K to report the following:
The Company reported that it had terminated the previously reported Definitive Material Agreement with Vianet and would subsequently amend its articles of incorporation to change its name to Tradestream Global Corp.

On July 28, 2005, the Company filed an 8-K to report the following:
The Company reported by FD Disclosure that the Company entered into a Definitive Material Agreement with Tradestream Global AG ("Tradestream") to acquire 100% of the issued and outstanding shares of Tradestream in exchange for up to 10,000,000 new shares of the Company and that the agreement would become effective upon completion of due diligence and approval by the respective Board of Directors of both companies.

On September 1, 2005, the Company filed an 8-K to report the following:
Termination of the previously reported agreement with Tradestream effective August 29, 2005.

On September 13, 2005, the Company filed an 8-K to report the following:
The resignation of Orlando Sylvestri as our President, Chief Executive Officer and one of our directors and the resignation of Antonio Manna as one of our directors.

On October 4, 2005, the Company filed an 8-K to report the following:
The cancellation of the previously announced Purchase and Sale Agreement between the company and Brookstreet for the shares of Montebello Developments Corp. ("Montebello") and the recovery of the shares of Montebello under the conditions of default by Brookstreet.

It was also reported that the previously announced Purchase and Sale Agreement between the company and Blazing Holdings Inc. ("Blazing") would be amended to allow Blazing to make a balloon interest payment on maturity of the Promissory
Note issued to the Company by Blazing pursuant to the agreement.

The Company also announced that it would undertake a 10 for 1 reverse split of its' common stock to take effect September 29, 2005.

On October 18, 2005, the Company filed an 8-K to report the following:
The Company completed a fully subscribed Private Placement of where 814,100 common shares of the Company where issued in exchange for the cancellation of debts due to certain investors.

On November 2, 2005, the Company filed an 8-K to report the following:
The Company entered into a Material Definitive Agreement with 501 Canada Inc. ("501") and that the Company amended its articles of incorporation to change its name to Empire Global Corp. and organize Empire Global Acquisition Corp. ("EGAC") an Ontario Corporation as a wholly owned subsidiary of the Company. It was reported that the Company pursuant to a Plan of Merger and Reorganization with 501 (the "501 Plan") through its wholly owned subsidiary EGAC would acquire 100% of the issued and outstanding shares of 501 in exchange for 6,240,000 shares of EGAC, and, that the shares of EGAC issued to the former shareholders of 501 where exchangeable and convertible to common shares of the Company on a 1 to 1 ratio.

Subsequent to this report the Company filed an 8-K/A on November 3, 2005 amending the 8-K filed on the same day reporting the Certified Audited Financial statements pursuant to the requirements of the 501 Plan.

On November 10, 2005, the Company filed an 8-K to report the following:
The Company entered into a Material Definitive Agreement with Excel Empire Limited ("Excel"). It was reported that the Company pursuant to a Plan of Merger and Reorganization with Excel (the "Excel Plan") would acquire 100% of the issued and outstanding shares of Excel in exchange for 36,400,000 shares of the Company upon completion of the closing requirements provided uner the Excel Plan. The Excel Plan will become effective once the Company files a Certificate of Merger with the State of Delaware.

On December 28, 2005, the Company filed an 8-K to report the following:
The resignation of Kalson G. H. Jang as our Chairman of the Board and one of our directors and the appointment of Ken Chu, as our Chairman and as one of our directors, filling the vacancy left by the resignation of Kalson G. H. Jang.

Subsequent to this report the Company filed an 8-K/A on January 9, 2006 amending the 8-K filed on December 28, 2005 stating that Kalson G. H. Jang remained as one of our directors and only resigned from his position as the Chairman of the Board which position was subsequently filled by Ken Chu.

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)
On February 23, 2006, the Company filed an 8-K to report the appointment of Mr. Hoi Ming Chan as one of our directors.

On March 6, 2006, the Company filed an 8-K to report the resignation of Kalson
G. H. Jang as one of our directors.

On March 15, 2006, the Company filed an 8-K to report the appointment of Xu Bing as one of our directors.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $61,000 and $24,000 in 2005 and 2004, respectively.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees to SF Partnership LLP during 2005 and 2004.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees to SF Partnership LLP during 2005 and 2004.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid to SF Partnership LLP during 2005 and 2004.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES
During the period covered by this report the Company did not have a standing audit committee and the full Board of Directors performed all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to our engagement of an accounting firm. All of the services rendered for us by SF Partnership LLP were pre-approved by our Board of Directors.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMPIRE GLOBAL CORP.




                             By:   /s/ Ken Chu
                                   -------------------------
                                   Ken Chu
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                             Date: April 15, 2006.



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:   /s/ Ken Chu
                                   -------------------------
                                   Ken Chu
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                             Date: April 15, 2006.




                             By:   /s/ Vic Dominelli
                                   -------------------------
                                   Vic Dominelli
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                             Date: April 15, 2006.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form
10-KSB:

      Exhibit
      Number                             Description
-------------------------------------------------------------------------------


       14.1      Code of Ethics

       31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

       32.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

       32.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.