Form 10KSB/A
period 2005-12-31
EMPIRE GLOBAL CORP.
filed 2006-05-16
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB/A
                                Amendment No. 1

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



List of Changes in this Amendment No. 1
---------------------------------------
Page 10 - "RISK FACTORS", paragraph 3.  Changed $851,651 to $851,656.
Page 15 - "Investments in Real Estate Mortgages."  Reformatted heading.
Page 17 and 19 - "Number of Tenants occupying 10% of rentable space." Reformatted heading.
Page 22 and 23 - "Pending Legal Matters." Changed "RCC" to "Research". Also capitalized "Company"
Page 29 - "REVENUES". Reworded first sentence. "EXPENSES". Changed 2005 figure from $1,202,896 to $1,202,907 and subsequently the amount of increase to $388,725.
Page 30 - "LIABILITIES". Reworded the first sentence to increase clarity. Page 34 and F1 to F17 - "Consolidated Financial Statements". Fixed several spelling and other non-material errors to increase clarity. NO FIGURES WERE CHANGED.

*** This Form 10-KSB/A (Amendment No. 1) filed herewith is complete and replaces the previously filed Consolidated Financial Statements. ***

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

For the years ended December 31, 2005 and 2004, the Company incurred net losses from continuing operations of $630,818 and $144,768 respectively. As of December 31, 2005, we had an accumulated deficit of $851,656 compared to $220,838 at December 31, 2004. As a result, our financial statements include a note stating that these conditions may raise doubt about our ability to continue as a going concern; however the financial statements do not include any adjustments that might result from this uncertainty.

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

Number of Tenants occupying 10% of rentable space
There is only 1 tenant that occupies more than 10% of rentable space. The tenant operates a private commercial school that occupies 65,000 square feet or approximately 100% of one floor. The floor is subdivided into a reception and registration area, classrooms and several auditoriums as well as teacher and staff quarters.

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

Number of Tenants occupying 10% of rentable space
None.

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

RESULTS OF CONTINUING OPERATIONS
REVENUES
Prior to the reorganization the Company had no revenue. After taking into consideration of the acquisition of 501 Canada Inc. we had revenues of $636,167 compared to revenues of $672,257 in 2004. This increase is primarily as a result of the acquisition of the business of 501 Canada Inc. through our wholly owned subsidiary Empire Global Acquisition Corp. We are attempting to establish sources of revenue for future periods by maximizing our investment and return on our new acquisition of commercial real estate properties in Toronto and China. We sold or disposed of our holdings of IMM Investments Inc. to Blazing Holdings for $3,000,000 paid for by a secured promissory note with interest that becomes due and payable in a balloon payment on June 17, 2010.

EXPENSES
General and administrative expenses increased from $814,182 in 2004 to to $1,202,907 in 2005, an increase of $388,725, or 47.7%. The increase in general and administrative expense results from the following:

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

LIABILITIES
Our current liabilities increased by $186,187 from $731,659 in 2004 to $917,846 in 2005. During 2005, we acquired 501 Canada Inc., pursuant to the acquisition of the 501 assets the Company agreed to assume the mortgages and outstanding liabilities attributed to the assts being acquired. Therefore the current liabilities take into consideration the increase in mortgage obligations payable as described elsewhere in this report on the two commercial properties acquired.

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


                       CONSOLIDATED FINANCIAL STATEMENTS

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

Notes to Consolidated Financial Statements                            F6 - F17

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

                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------

Balance - January 1, 2004               574,980   $         6   $        61   $     (20,446)  $   (76,070)  $     (96,449)

  Foreign exchange on translation
    adjustment                             -             -             -            (18,880)         -            (18,880)

  Net loss for the period                  -             -             -               -         (144,768)       (144,768)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2004             574,980   $         6   $        61   $     (39,326)  $  (220,838)  $    (260,097)

  Shares issued for debt              2,088,720   $        21   $       (21)  $        -      $      -      $        -

  10 for 1 reverse stock split       (1,879,848)          (19)           19            -             -               -

  Shares issued for services          1,000,000            10           (10)           -             -               -

  Shares issued for debt                500,000             5            (5)           -             -               -

  10 for 1 reverse stock split       (1,537,985)          (15)           15            -             -               -

  Shares issued on acquisition of
    501 Canada Inc.                   6,240,000            62     2,593,486            -             -          2,593,548

  Foreign exchange translation
    adjustment                             -             -             -             14,442          -             14,442

  Net loss for the period                  -             -             -               -         (630,818)       (630,818)

                                    -------------------------------------------------------------------------------------
Balance - December 31, 2005           6,985,867   $        70   $ 2,593,545   $     (24,884)  $  (851,656)  $   1,717,075
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


2.   Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.







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

c)   Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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


4.   Revenue Producing Real Estate

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

Advances from related parties:
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
                                        ------------

Two shareholders of the Company provided personal guarantees on the mortgages for $6,717,024.



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