Form 10QSB
period 2006-03-31
EMPIRE GLOBAL CORP.
filed 2006-05-19
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the quarterly period ended March, 31 2006.

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

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F13)...........................  3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 18
ITEM 3.    CONTROLS AND PROCEDURES.......................................... 22

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................ 23
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...... 24
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................. 24
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 24
ITEM 5.    OTHER INFORMATION................................................ 24
ITEM 6.    EXHIBITS......................................................... 24



SIGNATURES.................................................................. 25

EXHIBIT INDEX............................................................... 26

PART I - FINANCIAL INFORMATION
------------------------------

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and increase in rental income from the Company's revenue producing real estate, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.


ITEM 1 - FINANCIAL STATEMENTS

The following financial statements included herein are provided by the Company and have been reviewed by our principal independent auditor.


                   EMPIRE GLOBAL CORP. AND SUBSIDIARIES
                    (FORMERLY TRADESTREAM GLOBAL CORP.)


                 INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                   (PRESENTED IN UNITED STATES DOLLARS)

                               (UNAUDITED)




                                CONTENTS


Interim Consolidated Balance Sheet                                           F1

Interim Consolidated Statements of Operations and Comprehensive Loss         F2

Interim Consolidated Statements of Cash Flows                                F3

Notes to Interim Consolidated Financial Statements                     F4 - F14

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Balance Sheet
March 31, 2006 (Unaudited)
(Stated in United States Dollars)



                                    ASSETS

Current
   Cash and cash equivalents                       $     94,401
   Restricted cash                                      213,129
                                                   ------------
   Total cash, restricted cash and cash equivalents     307,530

   Short-term investments                                68,544
   Accounts receivable                                   13,978
   Prepaid and other current assets                      70,710
                                                   ------------
Total Current Assets                                    460,762
                                                   ------------
Real Estate and Equipment, Net:
   Revenue Producing Real Estate (note 4)             6,259,811
   Equipment (note 5)                                    17,226
                                                   ------------
         Total Real Estate and Equipment, Net         6,227,037
                                                   ------------
Other Assets:
   Debt Issuance Costs, Net (note 6)                    123,083
   Advances to Related Company (note 7)                   8,827
   Notes Receivable (note 8)                          3,090,000
                                                   ------------
         Total Other Assets                           3,221,910
                                                   ------------
Total Long-term Assets                                9,498,947
                                                   ------------
Total Assets                                       $  9,959,709
                                                   ============

                                  LIABILITIES

Current
   Bank indebtedness (note 9)                      $    171,028
   Accounts payable and accrued liabilities             292,359
   Loan from related party (note 10)                    456,977
   Current portion of mortgages payable (note 11)        78,601
   Advances from related party (note 7)                  58,420
                                                   ------------
Total Current Liabilities                             1,057,385
                                                   ------------
Mortgage Payable, less current portion (note 11)      6,879,157
Deferred Income Taxes                                   416,116
                                                   ------------
Total Long-Term Liabilities                           7,295,273
                                                   ------------
Total Liabilities                                     8,352,658
                                                   ------------
Commitments and Contingencies (note 12)

                            SHAREHOLDERS' EQUITY

Preferred Stock, $0.0001 par value, 20,000,000
   shares authorized, no share issued and
   outstanding.
Capital Stock, $0.00001 par value, 400,000,000
   shares authorized, 6,985,867 shares issued and
   outstanding                                               70
Additional Paid in Capital                            2,593,545
Accumulated Other Comprehensive Loss                    (39,914)
Accumulated Deficit                                    (946,650)
                                                   ------------
Total Stockholders' Equity                            1,607,051
                                                   ------------
Total Liabilities and Stockholders' Equity         $  9,959,709
                                                   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F1 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statements of Operations and Comprehensive Loss Three Months Ended March 31, 2006 and 2005 (Unaudited)
(Stated in United States Dollars)


                                                           2006           2005
Revenue
   Rent                                            $    210,320   $    113,619
                                                   ------------   ------------
                                                        210,320        113,619
                                                   ------------   ------------
Expenses
   Utilities                                             60,678         19,292
   Property taxes                                        27,705          1,238
   Office and general                                    16,765            960
   Insurance                                             12,539         11,448
   Repairs and maintenance                               11,620         15,545
   Travel and entertainment                               9,655           -
   Professional fees                                      5,197         15,644
   Vehicle                                                3,023          3,816
   Salaries and wages                                     1,980            393
   Depreciation                                          34,502         20,272
                                                   ------------   ------------

Total Expenses                                          183,664         88,608
                                                   ------------   ------------

Income from Operations                                   26,656         25,011

   Interest income                                       45,000           -
   Mortgage interest                                   (164,097)       (77,249)
   Bank charges and interest                             (2,171)        (1,800)
                                                   ------------   ------------

Loss Before Provision for Income Taxes                  (94,612)       (54,038)

   Provision for income taxes                              -              -
                                                   ------------   ------------

Net Loss                                                (94,612)       (54,038)

   Foreign currency translation adjustment              (15,030)           662
                                                   ------------   ------------

Comprehensive Loss                                 $   (109,642)  $    (53,416)
                                                   ============   ============

Basic and Diluted Loss Per Share                   $      (0.02)  $      (0.01)
                                                   ============   ============

Weighted Average Number of Shares Outstanding         6,985,867      6,240,000
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005 (Unaudited)
(Stated in United States Dollars)


                                                           2006           2005
Cash Flows from Operating Activities
   Net loss                                        $    (94,612)  $    (54,038)
      Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                       34,502         20,272
      Amortization of debt issuance costs                19,661          5,815
      Deferred income taxes                                 (22)          (118)
      Receivable                                         (2,539)      (245,434)
      Prepaid and other current assets                     (797)           207
      Intrest receivable                                (45,000)          -
      Accounts payable and accrued liabilities           81,884         88,303
                                                   ------------   ------------
   Net cash used in operating activities                 (6,923)      (184,993)
                                                   ------------   ------------

Cash Flows from Investing Activities

   Net cash from investing activities                      -              -
                                                   ------------   ------------

Cash Flows from Financing Activities
      Bank indebtedness                                  43,994       (147,790)
      Loan from third party                              (1,258)       (14,264)
      Mortgage payable                                  (50,307)       (49,035)
      Short term investments                                325            593
      Payments of debt issuance cost                       -              -
      Advances to related parties                          (228)       748,981
      Advances from related parties                      40,739           -
      Restricted cash                                      -              -
                                                   ------------   ------------
   Net cash provided by financing activities             33,265        138,486
                                                   ------------   ------------

Net Increase (Decrease) in Cash                          26,342        (46,507)

Foreign Currency Translation                              7,002         37,698

Cash and Cash Equivalents - beginning of period         274,186         24,536
                                                   ------------   ------------
Cash and Cash Equivalents - end of period          $    307,530   $     15,727
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

      Interest paid                                $       -      $       -
                                                   ============   ============
      Income taxes (recovered) paid                $       -      $       -
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F3 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005  (Unaudited)
(Presented in United States Dollars)



1.   Nature of Business and Operations

     Empire Global, Corp. was incorporated on August 26, 1998 in the State of Delaware (together with its subsidiaries, "Empire" or the "Company") and is a diversified holding company engaged in the acquisition and operation of income producing real estate properties that have a good prospect for growth. The Company specializes in the investment, development and operation of income producing properties that service commercial business tenants, Hotel, Tourism and Leisure Travel business operators internationally.

     Effective November 17, 2005 Empire entered into a merger agreement whereby Empire, through its wholly owned subsidiary, Empire Global Acquisition Corp ("EGAC"), acquired 100% of 501 Canada Inc. ("501 Company") using exchangeable shares of EGAC. Empire acquired 501 Company by issuing an additional 6,240,000 restricted shares of Empire in exchange for shares of EGAC held by the 501 Company. The substance of Empire's share issuance and the proposed reorganization is a transaction which results in 501 Company becoming a listed public entity through 501 Company's reverse merger of Empire's net assets and 501 Company's recapitalization.

     The Company owns:

     a) rental property at 501 Alliance Avenue in Toronto, Ontario, Canada

     b) four commercial rental condominium units at 3025 Kennedy Road, Toronto, Ontario, Canada


2.   Going Concern

     These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has incurred continuing losses amounting to $94,612 (2005 - $54,038). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about additional acquisitions and achieving future profitable operations, the outcome of which cannot be determined at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements or secure refinancing of its' existing assets to generate sufficient capital resources to sustain its current and future operations.

     The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.








                                    - F4 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies

a)   Basis of Financial Statement Presentation

     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2005. The results from operations for the periods are not indicative of the results expected for the full fiscal year or any future period.

b)   Principles of Consolidation

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries EGAC, Montebello Developments Corp., and 501 Canada Inc. All significant intercompany transactions have been eliminated upon consolidation.

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


c)   Use of Estimates

     In preparing the Company's interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.



                                    - F5 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies (cont'd)

d)   Revenue Producing Real Estate, Equipment and Depreciation

     Revenue Producing Real Estate and Equipment are stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

                Buildings          2.5%         Straight line
                Equipment         20.0%         Declining balance

e)   Debt Issuance Costs

     Costs incurred in connection with obtaining the mortgages in respect to the property situated at 501 Alliance Avenue, Toronto, Ontario, Canada as described in Note 4 are amortized over the terms of the mortgages with the corresponding charges reflected in the statement of operations and comprehensive loss.

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

g)   Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell.



                                    - F6 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies (cont'd)

h)   Fair Value of Financial Instruments

     The carrying values of the Company's short term investments accounts receivable prepaid and other current assets, bank indebtedness, accounts payable and accrued liabilities, and loans payable and advances from stockholders approximate fair value because of the short term maturity of these financial instruments.

i)   Foreign Currency Translation

     The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The subsidiary's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the periods. Translation adjustments are included in other comprehensive income or loss for the period.

j)   Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the interim consolidated financial statements and does not affect the Company's interim consolidated financial position or results of operations.

k)   Revenue Recognition

     The Company has retained substantially all of the risks and benefits of ownership of its rental properties, and therefore, accounts for leases with its tenants as operating leases. The total amount of contractual rent to be received from operating leases is recognized on a straight line basis over the term of the lease when collection is assured; a receivable is recorded for the difference between the rental revenue recorded and the contractual amount received.

l)   Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.



                                    - F7 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005  (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies (cont'd)

m)   Income (Loss) per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2006 and 2005, the Company had no dilutive common stock equivalents, such as stock options or warrants.

n)   Recent Accounting Pronouncements

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFAS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and
     140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.



                                    - F8 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies (cont'd)

n)   Recent Accounting Pronouncements (cont'd)

     In December 2005, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 154, Accounting Changes and Error Corrections   a replacement of
     APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change

     In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

     In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised
     2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.





                                    - F9 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



3.   Summary of Significant Accounting Policies (cont'd)

n)   Recent Accounting Pronouncements (cont'd)

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in
     (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.


4.   Revenue Producing Real Estates

                                                                          2006
                                                                   Accumulated
                                                            Cost  Depreciation
                                                    --------------------------
501 Alliance Avenue,
Toronto, Ontario, Canada
   Building                                         $  3,517,965  $    389,197
   Land                                                1,071,000          -

3025 Kennedy Road,
Toronto, Ontario, Canada
   Building                                            1,253,348        28,685
   Land                                                  835,380          -
                                                    --------------------------

                                                    $  6,677,693  $    417,882
                                                    --------------------------

Net book value                                                    $  6,259,811
                                                                  ------------

                                    - F10 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



5.   Equipment
                                                                          2006
                                                                   Accumulated
                                                            Cost  Depreciation
                                                    --------------------------

Equipment                                           $     29,432  $     12,206
                                                    --------------------------

Net book value                                                    $     17,226
                                                                  ------------


6.   Debt Issuance Costs

                                                                          2006
                                                                   Accumulated
                                                            Cost  Amortization
                                                    --------------------------
Debt Issuance Costs                                 $    228,316  $    105,223
                                                    --------------------------

Net book value                                                    $    123,083
                                                                  ------------


7.   Advances to (from) Related Companies

     The Company agreed to pay expenses on behalf of a related company, Excel Empire Limited. Advances due from related parties are non interest bearing and are due on demand.

     Advances from related parties represent amounts owed to shareholders and directors of the Company and are non interest bearing and are due on demand.











                                    - F11 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



8.   Notes Receivable

     On June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock to divest its holdings of IMM to Blazing Holdings Inc., an Ontario Corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly owned subsidiary, to Blazing Holdings, Inc. for $3,000,000 evidenced by delivery of a secured promissory note having a maturity date of June 30, 2010
     (the "IMM Agreement").

     The note bears interest at prime plus 6% per annum, payable at the maturity date. As such, interest receivable on the note is classified as non current. The entire principal amount of the note and the remaining unpaid accrued interest is due and receivable at the maturity date. The note was received as consideration for the sale of the Company's subsidiary, IMM Investments Inc., and is secured by the shares of this subsidiary. Note Receivable from the purchaser of the subsidiary is as follows:


                                                                          2006

     Blazing Holdings, Inc                                        $  3,000,000
     Interest receivable on note                                        90,000
                                                                  ------------

                                                                  $  3,090,000
                                                                  ============


9.   Bank Indebtedness

     The Company has available a bank demand operating facility to a maximum of $85,680, bearing interest at prime rate plus 1%, and secured by a general security agreement and personal guarantees from one of the shareholders.

     In addition to the demand operating facility, the Company has a $25,704 letter of guarantee that has been used as security for utility contracts.



10.  Loan Payable from a Related Party

     Loan payable to related party, owed to shareholders of the Company, is unsecured, non interest bearing and due on demand.








                                    - F12 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



11.  Mortgages Payable
                                                                         2006

DUCA Financial Services Credit Union mortgage,
   due on September 30, 2008, bearing interest
   at 7.25%, secured by the building and land
   situated at 501 Alliance Avenue, Toronto,
   Ontario, Canada as described in Note 4.                       $  3,786,502
Epireon Capital Limited second mortgage, due on
   May 27, 2007,  bearing interest at 12%, secured
   by the building and land situated at 501
   Alliance Avenue, Toronto, Ontario, Canada as
   described in Note 4.  Included in Cash and Cash
   Equivalents are $213,888 of restricted funds
   obtained as part of the mortgage and used for
   renovations and leasehold purposes only.                         1,713,600
HSBC Bank Canada mortgage , due on May 6, 2025
   bearing interest at  the bank's prime rate plus
   1% secured by the buildings and land situated
   at 3025 Kennedy Road, Toronto, Ontario as
   described in Note 4.                                             1,286,296
Sheldon Gross Limited second mortgage, due on May
   19, 2007 bearing interest at 9% per annum
   secured by the buildings and land situated at
   3025 Kennedy Road, Toronto, Ontario as
   described in Note 4.                                               171,360
                                                                 ------------
                                                                    6,957,758

Current portion                                                       (78,601)
                                                                 ------------

Long-term portion                                                $  6,879,157
                                                                 ============


12.  Commitments and Contingencies

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

                                    - F13 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)
(Presented in United States Dollars)



13.  Subsequent Events

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

     Subsequent to March 31, 2006, the Company sold two of its' rental units, located at 3025 Kennedy Rd. for proceeds of $565,488 and $197,064 respectively





















                                    - F14 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Empire Global Corp. is referred to herein as "the Company", "we" or "our." The words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in its' primary markets; (b) regulatory factors, in the market which it operates, that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

GENERAL
The company started 2005 in the merchant bank business. Our primary objectives involved creating and managing a diverse and comprehensive portfolio of companies operating in key industry sectors. We did not meet our primary objectives; therefore, during 2005 we reorganized to form a diversified holding company to focus on income producing real estate assets. Our operations from continuing activities going forward in 2006 will consist of activities related to our investment in income producing commercial real estate properties in Toronto, Ontario and those that are focused on the hospitality, tourism and leisure travel industry giving particular attention to a primary market in China.

CONSOLIDATED RESULTS OF OPERATIONS
Three Month Comparisons for the Periods Ended March 31, 2006 and March 31, 2005 As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is Canadian Dollars and not the US Dollar.

In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations, are in U.S. dollars. Accordingly, part of the variances in revenues and expenses discussed below are due to the fluctuations in exchange rates in addition to the other factors discussed.

REVENUES
During the period covered by this report, rental income increased by $96,701 or approximately 85.1%, from $113,619 for the three months ended March 31, 2005 to $210,320 for the three months ended March 31, 2006. This increase is primarily attributed to the addition of 3025 Kennedy Rd. to the revenue producing real estate assets of 501 Canada Inc. through our wholly owned subsidiary Empire Global Acquisition Corp. We are attempting to establish other sources of revenue for future periods by maximizing our investment and return on our new acquisition of commercial real estate properties in Toronto and China. We sold or disposed of our holdings of IMM Investments Inc. to Blazing Holdings Inc.

for $3,000,000 paid by a secured promissory note with interest that becomes due and payable in a balloon payment on June 30, 2010. The accumulated interest due on the note receivable as described in Note 8 of the interim consolidated financial statement elsewhere in this report contributed to the income from operations.

EXPENSES
General and administrative expenses were $183,664 for the three months ended March 31, 2006, an increase of approximately $95,056, or 107.2%, from $88,608 for the three months ended March 31, 2005. The increase is primarily a result of the significant increases in utility rates in the province of Ontario incurred through 2005 and the additional property taxes and depreciation due to the addition of the 3025 Kennedy Rd. property.

The Company is directly involved in the management of the revenue producing real estate, our entire staff consists of three unpaid executives who provided management and operational duties and three contract persons that provided periodic services for regulatory filings, general office administration and investor relations. Therefore, office and general costs as well as salaries and wages increased modestly to $1,980 in the first three months of 2006 from $393 or by $1,587 over the same period last year.

NET INCOME OR LOSS
As a result of the above, our consolidated comprehensive loss increased by $56,266 or 105.4% to $109,642 at March 31, 2006 or $0.02 per share versus
$53,376 over the same period in 2005. The increase in mortgage interest due to the addition of 3025 Kennedy Rd. accounted for a significant portion of this increase however the net result was offset somewhat by the accumulated interest income earned on the note receivable.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2006, we had cash in the amount of $94,401 and total shareholders' equity of $1,607,051 compared to $274,186 in cash and shareholders' equity of $1,717,075 as reported in the previously filed 10-KSB for the year ending 2005. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $946,650 at March 31, 2006 and $851,856 as previously reported for December 31, 2005. Management believes that it is likely that we will continue to incur net losses through the third quarter of 2006. However, our objectives are to continue to improve the financial condition and move the Company into a positive income position by the year end 2006.

Our net cash used in operating activities reduced significantly by approximately $178,070 to $6,923, for the three months ended March 31, 2006, as compared to the corresponding period last year. The variance was a result of a significant decrease in receivables and the interest income receivable offset by the accounts payable and accrued liabilities, increase in depreciation and amortization of deferred financing costs resulting from the addition of a mortgage on 3025 Kennedy Rd. and refinancing of 501 Alliance Ave. by way of a second mortgage as noted in the corresponding financial statements.

There were no significant investing activities in the first quarter of 2006.

Our net cash provided by financing activities in 2006 was down significantly to $33,265 from net cash provided by financing activities of $138,486 for the three months ended in the corresponding period of the previous year, 2005. At March 31, 2006 we had used $191,784 of our available banks credit lines, whereas the Company received an advance of $348,981 in 2004 as a short term loan from a related company. The Company repaid the advance in the first quarter of 2005.

LIABILITIES
Our current liabilities increased by $139,539 from $917,846 as reported at year end 2005 to $1,057,385 through March 31, 2006. Pursuant to the acquisition of the 501 assets, the Company agreed to assume the mortgages and outstanding liabilities attributed to the assts being acquired. Therefore, the current liabilities take into consideration the mortgage obligations payable as described elsewhere in this report on the two commercial properties acquired. The addition of 3025 Kennedy Rd. in 2005 as well as an increase in the accounts payable and accrued charges also attributed to this increase.

RESULT OF REORGANIZATION OF OPERATION
Our total liabilities increased by $115,029 from $8,237,629 as previously reported at year end 2005 to $8,352,658 in the first quarter ended March 31, 2006. During 2005, we acquired 501 Canada Inc., pursuant to the acquisition of the 501 assets the Company agreed to assume the mortgages and outstanding liabilities attributed to the assts being acquired. Therefore, the total liabilities take into consideration the increase in mortgages payable as described elsewhere in this report on the two commercial properties acquired. Our total assets including revenue producing real estate at March 31, 2006 were $9,959,709.

As at March 31, 2006 there are two regular mortgages, and two second mortgages that have been assumed by the Company as follows: on 501 Alliance Ave, Toronto, Ontario a first mortgage payable to DUCA Financial that bears interest at 7.25% per annum with a period ending balance of $3,786,502 and due September 30, 2008 and a second mortgage that bears interest at 12% per annum with a period ending balance of $1,713,600 and due May 30, 2007; on 3025 Kennedy Rd., Scarborough, Ontario a first mortgage payable to HSBC that bears interest at prime plus 1% per annum with a period ending balance of $1,286,296 and due May 6, 2025, and a second mortgage that bears interest at 9% per annum with a period ending balance of $171,360 and due May 19, 2007. Principal and interest are due monthly on each of the first mortgages while interest only payments are due monthly on the second mortgages.

Mortgages payable consist of the following at March 31, 2006:

Mortgages and Notes                                              March 31, 2006
  secured by real estate   Mortgage Due Date   Interest Rate            Balance

501 Alliance Ave.
Duca Financial            September 30, 2008           7.25%       $  3,786,612
Epireon Financial               May 30, 2008          12.00%          1,713,600

3025 Kennedy Rd.
HSBC                             May 6, 2025      Prime + 1%       $  1,286,186
Sheldon Gross                   May 19, 2007              9%            171,360
                                                                   ------------

Total Mortgages Payable
  (at March 31, 2006):                                             $  6,957,758
                                                                   ------------


MANAGEMENT ASSUMPTIONS
Empire utilizes significant capital to purchase, construct and restore revenue producing real estate assets and intends to fund its 2006 acquisitions and operating activities by utilizing cash contributed from rental income and its available working capital lines of credit to the greatest extent possible.

Empire anticipates it will require additional capital during 2006 for working capital to support the research, evaluation and due diligence of available properties that fit in our target property profile and for completion of other acquisition transactions. Although Empire has no firm arrangements with respect to additional financing, it is currently considering proposals by potential lenders to provide bridge financing to complete the construction of the Jiaozuo Days Hotel and Suites as well as refinancing of both 501 Alliance Ave. and 3025 Kennedy Rd. for a more cost effective financing of current revenue producing real estate. In October 2005, to enhance financial performance and increase revenue, Empire acquired the assets and operations of 501 Canada Inc. through its' wholly owned subsidiary Empire Global Acquisition Corp. Empire intends to actively pursue other such strategic merger and acquisition activities to the most gainful extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell or partition for sale certain portions of our aged real estate properties, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to Empire's results of operations or financial position.

Management anticipates, based on assumptions relating to our operations, that existing cash and funds from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing.

At March 31, 2006, Empire had no material commitments for capital expenditures except those outlined for the mortgage obligations assumed in the acquisition of 501 Canada Inc. as described above.

The Company has also agreed to a plan of merger and acquisition of Excel Empire Limited ("Excel") a British Virgin Islands corporation. Upon completion, we would directly own 100% of Excel. Excel is a real estate and property development company that is currently registered as a Foreign Invested Enterprise with its operations focused in China. Excel currently owns and operates a retail shopping plaza (the "Plaza") and has constructed a five-star hotel and conference center adjacent to the Plaza. Excel is planning to develop a world-class film studio near Jiaozuo City into a tourist destination/attraction.

Assuming the successful close of our recently announced merger with Excel, our cash flow requirement for the next six-month period is anticipated to be approximately $40,000,000. The purpose and use of these funds are for the completion of construction of the Jiaozuo Days Hotel and Suites and working capital for the opening and operating costs associated with the opening and management until the business stabilizes.

Plan of Operation and Cash Requirements
We anticipate that we will require $40,000,000 for completion of the Jiaozuo Hotel and Suites as described above. This is broken down into $25,000,000 for construction costs and $15,000,000 for working capital to carry the operations through to stabilization. It is anticipated that the construction will take 4 to 6 months to complete the Hotel from the advance of funds and approximately 12 to 18 months to stabilize the business. Once stabilized, the Company will seek conventional mortgages against the Hotel building as an exit strategy and leverage the gain in value to pursue real estate additions to our portfolio. In additional to the above, Management also estimates that the Company will require operating funds of approximately $350,000 to the end of June 2006 to address head office operating expenses including costs of professional fees, management and operations as well as salaries and wages to pursue new acquisition opportunities to build out our acquisition plan.

We will require additional debt or equity financing for our operations which may not be readily available and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. This raises substantial doubt about our ability to continue as a going concern. However, management of our company believes that even though we currently have limited cash resources and liquidity, the funds available at March 31, 2006 combined with the proceeds from the sale of two rental units situated at our 3025 Kennedy Rd. property as described in Note 12 of the consolidated financial statements will allow our company to continue as a going concern.

EFFECTS OF INFLATION
General price inflation is not anticipated to have a material effect on the Company's business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should more than moderate inflation occur in the future, it can be expected to impact the Company in an adverse manner, as prices cannot be adjusted quickly due to the contractual nature of a substantial amount of the Company's business, while costs of personnel, materials and other purchases tend to escalate rapidly.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES
The functional and reporting currency of the Company is the U.S. dollar, while our operating subsidiary Empire Global Acquisition Corp., a wholly-owned Canadian subsidiary, owns and operates commercial buildings located in Canada and collects rent in Canadian dollars ("CDN") as its functional currency. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. (See Note 3(i) of Notes to Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS
None.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Canadian dollars and a significant portion of our assets and liabilities are denominated in Canadian dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. and Canadian dollars. If the Canadian dollar depreciates against the U.S. dollar, the value of our Canadian revenues and assets as expressed in our U.S. dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.


ITEM 3 - CONTROLS AND PROCEDURES

Empire Global Corp.'s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report. It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No evaluation of controls and procedures can provide absolute assurance that all the control issues within a company have been detected.

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

Pending Legal Matters
On September 9, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including the Company and a former consultant of the Company. The former consultant had opened a stock trading account at Research (the "Research Customer") and proceeded to knowingly sell shares of the Company that were subject to a Stop Transfer. Research is claiming recovery of proceeds paid to the Research Customer through early settlement as a result of sales of shares of the Company. The Company has filed a Statement of Defense and is vigorously defending the claim as it believes that the Research Customer was made aware that a Stop Transfer was placed on the shares delivered to the Research Customer. The Company is of the opinion that Research should not have sold the shares and paid an early settlement to their customer until the shares had cleared through the Company's transfer agent. The Company is defending the claim and by way of counterclaim is claiming indemnity against Research Customer if the court finds the Company liable to Research and recovery of the subject shares. The litigation is at the discovery stage and the Company cannot predict the outcome.

On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts. The Company has filed a Statement of Defense claiming that four of the co-defendants acted without the knowledge, consent or authority of the Company. Advanced alleges that the four co-defendants, in a private transaction with Advanced, may have promised to exchange shares of the Company that the four co-defendants had claimed to have owned. The Company has never been a party to any dealings with Advanced or the four co-defendants and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. The matter is at a very early stage with only the pleadings being closed. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome, which remains unresolved, will have a material adverse affect.

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as an unrelated shareholder of the Company and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The Company is aware of the proceedings; however, is not a respondent to these proceedings. The order was issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 7, 2004 and November 23, 2004. The OSC alleges that the respondents may have been trading in shares of Pender in such a way to be manipulative in nature and causing an artificial increase in the price of the shares. The respondents deny the allegations and have filed responding materials contrary to the allegations. The respondents and the Company have been cooperating with the OSC and informal inquiries made by the United States Securities and Exchange Commission ("SEC"). The investigation and inquiry remains unresolved and is currently on going.


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

None.


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



                                   EMPIRE GLOBAL CORP.
                                   -------------------------
                                   (Registrant)



Date: May 19, 2006.          By:   /s/ Ken Chu
                                   -------------------------
                                   Ken Chu
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 19, 2006.          By:   /s/ Vic Dominelli
                                   -------------------------
                                   Vic Dominelli
                                   Chief Financial Officer
                                   (Principal Financial Officer)

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