Form 10QSB/A
period 2006-03-31
EMPIRE GLOBAL CORP.
filed 2006-05-26
CIK 1080319

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


The number of shares outstanding of each of the issuer's classes of common equity, as of the close on March 31, 2006 is 6,985,867 shares.


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



SIGNATURES.................................................................. 25

EXHIBIT INDEX............................................................... 26





List of Changes in this Amendment No. 1
---------------------------------------

Cover Page: This Form 10-QSB/A now quotes the correctly updated issued and outstanding share information.
Page F3: Correction of spelling from 'Intrest' to 'Interest' receivable.
Page 18: ITEM 2 - MD&A. First sentence added the word 'interim' before 'consolidated statements'.
Page 19: REVENUES - Changed 'Toronto' to 'Canada', to read '...properties in Canada and China.'
Page 21: PLAN OF OPERATIONS AND CASH REQUIREMENTS - heading is now in uppercase. Page 22: PLAN OF OPERATIONS AND CASH REQUIREMENTS - Changed incorrect reference to 'Note 12' to correctly reference 'Note 13'.

These changes were made to correct clerical errors and have not affected the figures reported in the interim consolidated financial statements or Management's Discussion and Analysis.

This Form 10-QSB/A replaces the the previously filed 10-QSB.

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
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005 (Unaudited)
(Stated in United States Dollars)


                                                           2006           2005
Cash Flows from Operating Activities
   Net loss                                        $    (94,612)  $    (54,038)
      Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                       34,502         20,272
      Amortization of debt issuance costs                19,661          5,815
      Deferred income taxes                                 (22)          (118)
      Receivable                                         (2,539)      (245,434)
      Prepaid and other current assets                     (797)           207
      Interest receivable                               (45,000)          -
      Accounts payable and accrued liabilities           81,884         88,303
                                                   ------------   ------------
   Net cash used in operating activities                 (6,923)      (184,993)
                                                   ------------   ------------

Cash Flows from Investing Activities

   Net cash from investing activities                      -              -
                                                   ------------   ------------

Cash Flows from Financing Activities
      Bank indebtedness                                  43,994       (147,790)
      Loan from third party                              (1,258)       (14,264)
      Mortgage payable                                  (50,307)       (49,035)
      Short term investments                                325            593
      Payments of debt issuance cost                       -              -
      Advances to related parties                          (228)       748,981
      Advances from related parties                      40,739           -
      Restricted cash                                      -              -
                                                   ------------   ------------
   Net cash provided by financing activities             33,265        138,486
                                                   ------------   ------------

Net Increase (Decrease) in Cash                          26,342        (46,507)

Foreign Currency Translation                              7,002         37,698

Cash and Cash Equivalents - beginning of period         274,186         24,536
                                                   ------------   ------------
Cash and Cash Equivalents - end of period          $    307,530   $     15,727
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

      Interest paid                                $       -      $       -
                                                   ============   ============
      Income taxes (recovered) paid                $       -      $       -
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

The following discussion of our financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Empire Global Corp. is referred to herein as "the Company", "we" or "our." The words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in its' primary markets; (b) regulatory factors, in the market which it operates, that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995
(the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

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

REVENUES
During the period covered by this report, rental income increased by $96,701 or approximately 85.1%, from $113,619 for the three months ended March 31, 2005 to $210,320 for the three months ended March 31, 2006. This increase is primarily attributed to the addition of 3025 Kennedy Rd. to the revenue producing real estate assets of 501 Canada Inc. through our wholly owned subsidiary Empire Global Acquisition Corp. We are attempting to establish other sources of revenue for future periods by maximizing our investment and return on our new acquisition of commercial real estate properties in Canada and China. We sold or disposed of our holdings of IMM Investments Inc. to Blazing Holdings Inc. for $3,000,000 paid by a secured promissory note with interest that becomes due and payable in a balloon payment on June 30, 2010. The accumulated interest due on the note receivable as described in Note 8 of the interim consolidated financial statement elsewhere in this report contributed to the income from operations.

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

We will require additional debt or equity financing for our operations which may not be readily available and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. This raises substantial doubt about our ability to continue as a going concern. However, management of our company believes that even though we currently have limited cash resources and liquidity, the funds available at March 31, 2006 combined with the proceeds from the sale of two rental units situated at our 3025 Kennedy Rd. property as described in Note 13 of the consolidated financial statements will allow our company to continue as a going concern.

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