Form 10QSB
period 2006-06-30
EMPIRE GLOBAL CORP.
filed 2006-08-22
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the quarterly period ended June 30, 2006.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of the close on June 30, 2006 is 6,985,867 shares.


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


                SIX MONTHS ENDED June 30, 2006 AND 2005

                   (PRESENTED IN UNITED STATES DOLLARS)

                               (UNAUDITED)




                                CONTENTS


Interim Consolidated Balance Sheet                                           F1

Interim Consolidated Statements of Operations and Comprehensive Loss         F2

Interim Consolidated Statements of Cash Flows                                F3

Notes to Interim Consolidated Financial Statements                     F4 - F13

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Balance Sheet
June 30, 2006
(Stated in United States Dollars)
(Unaudited)


                                    ASSETS

Current
   Cash and cash equivalents                       $     79,060
   Restricted cash                                      222,159
                                                   ------------
   Total cash, restricted cash and cash equivalents     301,219

   Short-term investments                                72,575
   Accounts receivable                                   14,124
   Prepaid and other current assets                      54,348
                                                   ------------
Total Current Assets                                    442,266
                                                   ------------
Real Estate and Equipment, Net:
   Revenue Producing Real Estate (note 4)             4,560,766
   Equipment (note 5)                                    14,365
                                                   ------------
         Total Real Estate and Equipment, Net         4,575,131
                                                   ------------
Other Assets:
   Debt Issuance Costs, Net (note 6)                    108,026
   Advances to Related Company (note 7)                  41,839
   Notes Receivable (note 8)                          3,266,250
                                                   ------------
         Total Other Assets                           3,416,115
                                                   ------------
Total Long-term Assets                                7,991,246
                                                   ------------
Total Assets                                       $  8,433,512
                                                   ============

                                  LIABILITIES

Current
   Bank indebtedness (note 9)                      $    176,752
   Accounts payable and accrued liabilities             321,307
   Current portion of mortgages payable (note 10)       221,054
   Advances from related parties (note 7)               125,254
                                                   ------------
Total Current Liabilities                               844,367
                                                   ------------
Mortgages Payable, less current portion (note 10)     5,639,484
Deferred Income Taxes                                   416,377
                                                   ------------
Total Long-Term Liabilities                           6,055,861
                                                   ------------
Total Liabilities                                     6,900,228
                                                   ------------
Commitments and Contingencies (note 11)

                            SHAREHOLDERS' EQUITY

Preferred Stock, $0.0001 par value, 20,000,000
   shares authorized, no share issued and
   outstanding.
Capital Stock, $0.00001 par value, 400,000,000
   shares authorized, 6,985,867 shares issued and
   outstanding                                               70
Additional Paid-in Capital                            2,593,545
Accumulated Other Comprehensive Loss                    (62,637)
Accumulated Deficit                                    (997,694)
                                                   ------------
Total Stockholders' Equity                            1,533,284
                                                   ------------
Total Liabilities and Stockholders' Equity         $  8,433,512
                                                   ============

                (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F1 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statements of Operations and Comprehensive Loss Three Months and Six Months Ended June 30, 2006 and 2005
(Stated in United States Dollars)
(Unaudited)



                               Three Months Three Months  Six Months Six Months
                                      ended        ended       ended      ended
                                       2006         2005        2006       2005
Revenues
   Rent                        $    231,911 $    129,471  $  442,231 $  243,090
                               ------------ ------------  ---------- ----------
Total Revenues                      231,911      129,471     442,231    243,090
                               ------------ ------------  ---------- ----------
Expenses
   Utilities                         63,701       29,053     124,379     48,345
   Property taxes                   100,600       79,550     128,305     80,788
   Office and general                 2,501        3,028       8,828      3,988
   Insurance                         11,810       10,731      24,349     22,179
   Repairs and maintenance           12,567       11,248      34,625     26,829
   Travel and entertainment           4,091         -         13,746       -
   Professional fees                 71,249       38,203      76,446     53,847
   Vehicle                            3,119        6,794       6,142     10,610
   Salaries and wages                 7,315       15,190       9,295     15,583
   Depreciation                      26,777       19,969      61,279     40,241
                               ------------ ------------  ---------- ----------

Total Expense                       303,730      213,802     487,394    302,410
                               ------------ ------------  ---------- ----------

Income from Operations              (71,819)     (84,331)    (45,163)   (59,320)

   Interest income                  176,250         -        221,250       -
   Mortgage interest               (157,584)    (100,777)   (321,681)  (178,026)
   Bank charges and interest         (7,570)      (4,179)     (9,741)    (5,979)
   Gains on disposal of Revenue-
    producing real estate             9,297         -          9,297       -
                               ------------ ------------  ---------- ----------

Loss Before Provision for
       for Income Taxes             (51,426)    (189,287)   (146,038)  (243,325)

   Provision for income taxes          -            -           -          -
                               ------------ ------------  ---------- ----------

Net Loss                            (51,426)    (189,287)   (146,038)  (243,325)

   Foreign currency
       translation adjustment       (37,752)        (814)    (37,752)      (152)
                               ------------ ------------  ---------- ----------

Comprehensive Loss             $    (89,178) $  (190,101)  $(183,790) $(243,477)
                               ============ ============  ========== ==========

Basic and Diluted Loss
       Per Share               $      (0.01) $     (0.03)  $   (0.03) $   (0.04)
                               ============ ============  ========== ==========

Weighted Average Number of
       Shares Outstanding         6,985,867    6,240,000   6,985,867  6,240,000
                               ============ ============  ========== ==========

                (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statement of Cash Flows
Three Months Ended June 30, 2006 and 2005
(Stated in United States Dollars)
(Unaudited)

                                                           2006           2005
Cash Flows from Operating Activities
   Net loss                                        $   (146,038)  $   (243,325)
      Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                       61,279         40,241
      Amortization of debt issuance costs                39,880         11,464
      Gain on disposal of revenue
         producing property                              (9,297)          -
      Deferred income taxes                                 239           (120)
      Receivable                                         (2,675)      (218,557)
      Prepaid and other current assets                   15,582            389
      Interest receivable                              (221,250)          -
      Accounts payable and accrued liabilities          110,832        (47,087)
      Income taxes payable                                 -            (5,026)
                                                   ------------   ------------
   Net cash used in operating activities               (151,448)      (462,021)
                                                   ------------   ------------

Cash Flows from Investing Activities
      Purchase of 501 Alliance Avenue                      -           (91,167)
      Proceeds (purchase) of 3025 Kennedy Road        1,886,489     (2,522,896)
      Purchase of equipment                                -           (17,912)
                                                   ------------   ------------
   Net cash from investing activities                 1,886,489     (2,631,975)
                                                   ------------   ------------

Cash Flows from Financing Activities
      Bank indebtedness                                  49,718        (31,772)
      Mortgage payable                               (1,147,528)     3,287,005
      Short term investments                             (3,706)       (64,017)
      Payments of debt issuance cost                       -          (101,775)
      Repayments to related party                      (458,235)          -
      Proceeds from related party                          -           303,727
      Advances from related parties                    (107,573)       349,010
      Advances to related  party                        (33,240)          -
                                                   ------------   ------------
   Net cash provided by financing activities         (1,485,418)     3,742,178
                                                   ------------   ------------

Net Increase (Decrease) in Cash                        (222,590)        74,406

Foreign Currency Translation                             27,033        722,588

Cash and Cash Equivalents - beginning of period         274,186         24,536
                                                   ------------   ------------
Cash and Cash Equivalents - end of period          $    301,219   $    747,124
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

      Interest paid                                $    291,542   $    172,541
                                                   ============   ============
      Income taxes (recovered) paid                $       -      $      5,026
                                                   ============   ============

                (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F3 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


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

     b) one commercial rental condominium unit at 3025 Kennedy Road, Toronto, Ontario, Canada


2.   Going Concern

     These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has incurred continuing losses amounting to $146,038 (2005 - $243,325). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about additional acquisitions and achieving future profitable operations, the outcome of which cannot be determined at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements or secure refinancing of its' existing assets to generate sufficient capital resources to sustain its current and future operations.

     The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.








                                    - F4 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


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



                                    - F5 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


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

e)   Debt Issuance Costs

     Costs incurred in connection with obtaining the mortgages in respect to the property situated at 501 Alliance Avenue, Toronto, Ontario, Canada as described in Note 6 are amortized over the terms of the mortgages with the corresponding charges reflected in the statement of operations and comprehensive loss.

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



                                    - F6 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


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



                                    - F7 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

m)   Income (Loss) per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2006 and 2005, the Company had no dilutive common stock equivalents, such as stock options or warrants.

n)   Recent Accounting Pronouncements

     In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").
     FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

     In April 2006, the FASB issued FASB Staff Position ("FSP"), FASB Interpretation No. ("FIN") 46(R) 6, "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)" ("FSP FIN 46(R) 6"). FSP FIN 46(R) 6 provides accounting guidance on how to distinguish between arrangements that create variability (i.e., the risks and rewards) within an entity and arrangements that are subject to that variability (i.e., variable interests). FSP FIN 46(R) 6 is responding to a need for accounting guidance on arrangements that can be either assets or liabilities (e.g., derivative financial instruments). FSP FIN 46(R) 6 is effective for the first fiscal period that begins after June 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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


                                    - F8 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


3.   Summary of Significant Accounting Policies (cont'd)

n)   Recent Accounting Pronouncements (cont'd)

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and
     140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.


4.   Revenue Producing Real Estate

                                                                   Accumulated
                                                            Cost  Depreciation
                                                    --------------------------
501 Alliance Avenue,
Toronto, Ontario, Canada
   Building                                         $  3,667,010  $    428,605
   Land                                                1,116,375          -

3025 Kennedy Road,
Toronto, Ontario, Canada
   Building                                              126,617         3,689
   Land                                                   83,058          -
                                                    --------------------------

                                                    $  4,993,060  $    432,294
                                                    --------------------------

Net book value                                                    $  4,560,766
                                                                  ------------



                                    - F9 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


5.   Equipment
                                                                   Accumulated
                                                            Cost  Depreciation
                                                    --------------------------

Equipment                                           $     30,679  $     16,314
                                                    --------------------------

Net book value                                                    $     14,365
                                                                  ------------


6.   Debt Issuance Costs

                                                                   Accumulated
                                                            Cost  Amortization
                                                    --------------------------
Debt Issuance Costs                                 $    237,989  $    129,963
                                                    --------------------------

Net book value                                                    $    108,026
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



                                    - F10 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


8.   Notes Receivable

     On June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock to divest its holdings of IMM to Blazing Holdings Inc., an Ontario Corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly owned subsidiary, to Blazing Holdings, Inc. for $3,000,000 evidenced by delivery of a secured promissory note having a maturity date of June 17, 2010
     (the "IMM Agreement").

     The note bears interest at prime plus 2% per annum, payable at the maturity date. As such, interest receivable on the note is classified as non current. The entire principal amount of the note and the remaining unpaid accrued interest is due and receivable at the maturity date. The note was received as consideration for the sale of the Company's subsidiary, IMM Investments Inc., and is secured by the shares of this subsidiary. Note Receivable from the purchaser of the subsidiary is as follows:


                                                                          2006

     Blazing Holdings, Inc                                        $  3,000,000
     Interest receivable on note                                       266,250
                                                                  ------------

                                                                  $  3,266,250
                                                                  ============


9.   Bank Indebtedness

     The Company has available a bank demand operating facility to a maximum of $89,310, bearing interest at prime rate plus 1%, and secured by a general security agreement and personal guarantees from one of the shareholders.

     In addition to the demand operating facility, the Company has a $26,793 letter of guarantee that has been used as security for utility contracts.




                                    - F11 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


10.  Mortgages Payable


DUCA Financial Services Credit Union mortgage,
   due on September 30, 2008, bearing interest
   at 7.25%, secured by the building and land
   situated at 501 Alliance Avenue, Toronto,
   Ontario, Canada as described in Note 4.                       $  3,928,066
Epireon Capital Limited second mortgage, due on
   May 27, 2007,  bearing interest at 12%, secured
   by the building and land situated at 501
   Alliance Avenue, Toronto, Ontario, Canada as
   described in Note 4.  Included in restricted cash
   are $222,159 of restricted funds obtained as part
   of the mortgage and used for renovations and
   leasehold purposes only.                                         1,786,200
HSBC Bank Canada mortgage , due on May 6, 2025
   bearing interest at  the bank's prime rate plus
   1% secured by the buildings and land situated
   at 3025 Kennedy Road, Toronto, Ontario as
   described in Note 4. The entire mortgage was
   retired in July 2006 after the sale of the last
   commercial rental unit on Kennedy Road.                            112,780
Sheldon Gross Limited second mortgage, due on May
   19, 2007 bearing interest at 9% per annum
   secured by the buildings and land situated at
   3025 Kennedy Road, Toronto, Ontario as
   described in Note 4.  The entire mortgage was
   retired in July 2006 after the sale of the last
   commercial rental unit on Kennedy Road.                             33,492
                                                                 ------------
                                                                    5,860,538

Less: current portion                                                 221,054
                                                                 ------------

Long-term portion                                                $  5,639,484
                                                                 ============






                                    - F12 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Interim Consolidated Financial Statements
June 30, 2006 and December 2005
(Presented in United States Dollars)
(Unaudited)


11.  Commitments and Contingencies

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

12.  Comparative Information

     Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

13.  Subsequent Events

     On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. On August 1, 2006 the Board of Directors acting upon written consent resolved that the Excel Plan be deemed effective August 1, 2006 and will file with the SEC financial statements in accordance with Item 310 of Regulation SB within the prescribed time. Upon completion, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel.

     On July 11, 2006, the Company sold its last rental commercial unit located at 3025 Kennedy Road, Toronto, Canada, for proceeds of $217,023.




















                                    - F13 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB/A for the fiscal year ended December 31, 2005 and the related notes thereto. The following discussion contains forward-looking statements. Empire Global Corp. is referred to herein as "the Company", "we" or "our." The words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in its' primary markets; (b) regulatory factors, in the market which it operates, that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources".

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

GENERAL
During 2005, we reorganized from a growth focused objective to form a diversified holding company by acquiring income producing businesses and real estate assets. Our operations from continuing activities going forward in 2006 will consist of activities related to our investment in income producing businesses and commercial real estate properties that are focused on the hospitality, tourism and leisure travel industry giving particular attention to a primary market in China.

CONSOLIDATED RESULTS OF OPERATIONS
Six Month Comparisons for the Periods Ended June 30, 2006 and June 30, 2005 As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is Canadian Dollars and not the US Dollar.

In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations, are in U.S. dollars. Accordingly, part of the variances in revenues and expenses discussed below are due to the fluctuations in exchange rates in addition to the other factors discussed.

REVENUES
During the period covered by this report, rental income increased approximately 81.9% or by $199,141 to $442,231 for the period ended June 30, 2006 as compared to the same period in the prior year. This increase is primarily attributed to the addition of four rental units located at 3025 Kennedy Rd. to the real estate assets of 501 Canada Inc. through our wholly owned subsidiary Empire Global Acquisition Corp. We are attempting to establish other sources of revenue for future periods by exploring acquisitions of additional income producing businesses and commercial properties in North America and Asia. In June 2005 we disposed of our holdings of IMM Investments Inc. to Blazing

Holdings Inc. for $3,000,000 paid by a secured promissory note with interest that becomes due and payable in a balloon payment on June 17, 2010. The accumulated interest due on the note receivable as described in Note 8 of the interim consolidated financial statement in Item 1 of this report contributed to the income from operations.

EXPENSES
General and administrative expenses were $487,394 for the period ended June 30, 2006, an increase of approximately $184,984, or 61.2%, from $302,410 for the period ended June 30, 2005. Increases in utility rates incurred through 2005 in the province of Ontario and the additional property taxes and depreciation due to the addition of the four units at 3025 Kennedy Rd. were factors in this significant increase.

Salary and wages decreased to $9,295 over the six months ended June 30, 2006 from $15,583 over the same period last year. We are directly involved in the management of the revenue producing real estate, and our entire staff consists of three unpaid executives who provided management and operational duties and three contract persons that provided periodic services for regulatory filings, general office administration and investor relations.

NET INCOME OR LOSS
Due to our results of operations, the consolidated comprehensive net loss decreased by $59,687 or 24.5% to $183,790 at June 30, 2006 or $0.03 per share versus $243,477 or $0.04 per share over the same period in 2005. Mortgage interest due to the addition of the rental units at 3025 Kennedy Rd. as well as the addition of a second mortgage on 501 Alliance Ave. accounted for a significant increase in operational costs, however, the result was offset by the accumulated interest income earned on the note receivable.

LIQUIDITY AND CAPITAL RESOURCES
The independent auditors' report on our December 30, 2005 financial statements states that our history of recurring losses raises substantial doubt about our ability to continue as a going concern. Our historical revenues are insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated; we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders for working capital purposes. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders. However, management believes that even though we currently have limited cash resources and liquidity, the funds available at June 30, 2006 combined with the proceeds from the sale of the rental units situated at our 3025 Kennedy Rd. property as described in
Note 13 of the consolidated financial statements will allow our company to continue as a going concern.

We anticipate that we will need to raise additional debt and/or equity to meet our anticipated objectives and support our business operations for the next 12 months. We continue to evaluate opportunities for corporate development. We may enter into definitive agreements on one or more of those opportunities, subject to our ability to obtain adequate financing at the relevant time.

As of June 30, 2006, we had cash in the amount of $79,060 and total shareholders' equity of $1,533,284 compared to $94,401 in cash and shareholders' equity of $1,607,051 as reported in the previously filed 10-QSB for the period ending March 31, 2006. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $997,694 at June 30, 2006 versus $946,650 as previously reported for March 31, 2006. Management believes that it is likely that we will continue to incur net losses through the third quarter of 2006. However, our objectives are to continue to focus on improving the financial condition and taking the Company into a positive financial position by the year end 2006.

Our net cash used in operating activities was $151,448 for the period ending June 30, 2006, as compared to $462,021 for the corresponding period last year. The variance was a result of a significant decrease in receivables coupled with interest income receivable and offset by the accounts payable and accrued liabilities, increase in depreciation and amortization of deferred financing costs resulting from the addition of mortgages on renttal units at 3025 Kennedy Rd. and the addition of a second mortgage on 501 Alliance Ave. as noted in the corresponding financial statements.

Our net cash provided by investing activities in the period ending June 30, 2006 as a result of the disposition of three of four units at 3025 Kennedy Rd. was $1,886,489, compared to net cash used in investing activities of $2,631,975 when the four units at 3025 Kennedy Rd. were acquired and a second mortgage on 501 Alliance Ave. was secured over the same period last year.

Our net cash used in financing activities for the period covered by this report was $1,485,418 as compared to net cash from financing activities of $3,742,178 over the corresponding period in the previous year. During the period covered by this report, proceeds were disbursed to pay out the mortgages due on the three units sold at 3025 Kennedy Rd and to extinguish both the shareholder loans and advances from related parties as detailed elsewhere in this report. During the corresponding period in the previous year the Company secured mortgages for four rental units acquired at 3025 Kennedy Rd. as well as a second mortgage on 501 Alliance Ave.


LIABILITIES
Our current liabilities through June 30, 2006 were $844,367, a decrease of $213,018 from $1,057,385 in the previous year. The decrease is a result of the disposition of three of the four units at 3025 Kennedy Rd. and includes outstanding mortgages on the remaining commercial properties. We extinguished the first and second mortgages on three sold units as well as shareholder loans and advances from related parties in the amounts of $474,684 and $63,095 respectively.

RESULT OF REORGANIZATION OF OPERATION
Our total assets including revenue producing real estate at June 30, 2006 were $8,433,572, while total liabilities decreased by $1,452,430 from $8,352,658 as previously reported for the period ending June 30, 2006 to $6,900,228 for the period ended June 30, 2006.

As at June 30, 2006 there are two regular mortgages, and two second mortgages that were assumed by us as follows: on 501 Alliance Ave, Toronto, Ontario a first mortgage payable to DUCA Financial that bears interest at 7.25% per annum with a period ending balance of $3,928,066 and due September 30, 2008 and a second mortgage that bears interest at 12% per annum with a period ending balance of $1,786,200 and due May 30, 2007; on 3025 Kennedy Rd., Scarborough, Ontario a first mortgage payable to HSBC that bears interest at prime plus 1% per annum with a period ending balance of $112,780 and due May 6, 2025, and a second mortgage that bears interest at 9% per annum with a period ending balance of $33,492 and due May 19, 2007. Principal and interest are due monthly on each of the first mortgages while interest only payments are due monthly on the second mortgages.

Mortgages payable consist of the following at June 30, 2006:


Mortgages and Notes                                               June 30, 2006
  secured by real estate   Mortgage Due Date   Interest Rate            Balance

501 Alliance Ave.
Duca Financial            September 30, 2008           7.25%       $  3,928,066
Epireon Financial               May 27, 2008          12.00%          1,786,200

3025 Kennedy Rd.
HSBC                             May 6, 2025      Prime + 1%       $    112,780
Sheldon Gross                   May 19, 2007              9%             33,492
                                                                   ------------

Total Mortgages Payable
  (at June 30, 2006):                                              $  5,860,538
                                                                   ------------

RECENT DEVELOPMENTS
Recent developments are as follows:

ACQUISTION OF 501 CANADA INC., On October 27, 2005 we closed a Plan of Merger and Reorganization with 501 Canada Inc. (501 Merger) through our wholly owned subsidiary Empire Global Acquisition Corp. Pursuant to the 501 Merger we issued 6,240,000 common shares of our common stock to the former shareholders of 501 Canada Inc. in exchange for the assets of 501 Canada Inc. and assumption of its mortgage liabilities.

On May 1, 2006, we sold Unit 9 at 3025 Kennedy Rd., Scarborough, Ontario, in the open market for a sale price of $594,805, the proceeds were used to pay off the mortgage to HSBC and Sheldon Gross against Unit 9 and the net proceeds of $75,414 after selling costs were allocated to reduce the shareholder Loan to Hoi Ming Chan (Mr. Chan) our President, Chief Financial Officer, Director and shareholder.

On June 20, 2006, we sold Unit 11 and Unit 12 at 3025 Kennedy Rd, Scarborough, Ontario to Chanming Holdings Inc a company controlled by Mr. Chan, for $581,408 and $803,790 respectively. The proceeds of the transaction were used to pay off the mortgages to HSBC and Sheldon Gross against these units and the proceeds of $399,270 after closing costs were allocated to Mr. Chan to extinguish the shareholder loan owed to him. Subsequently, with the net funds remaining from the transaction after the shareholder loan was retired, we paid to Florence Tsun, our bookkeeper and shareholder $63,095 to partially pay the advance from a related party owed to Ms. Tsun.

Our Audit Committee meeting on July 18, 2006 discovered these transactions and reported them to our Director of Operations. The Director of Operations challenged the transactions and reported the findings to our Chairman of the Board. We have challenged the above transactions as they were unauthorized and executed without consent from us. We also believe that these were not arms length transactions and Mr. Chan and Ms. Tsun used their positions and authority with us to effectuate the sales.

On August 8, 2006, the Audit Committee, Director of Operations and the Assistant to the Chairman representing the Board met with Mr. Chan and Ms. Tsun to discuss the matter. The purpose of the meeting was to reach an agreement with Mr. Chan to pay adequate consideration from the disposition of Unit 11 and Unit 12 since we originally planned to dispose of the units in order to capitalize the Company. Pursuant to the meeting, Mr. Chan and Ms. Tsun agreed to renegotiate the disposition and to compensate us accordingly. However, at the time of this report, we have been unable to reach an adequate resolution and conclusion to this matter.

We plan to take appropriate steps to reach a mutually acceptable agreement, and failing to reach a fair and equitable agreement, intend to take appropriate legal action against Mr. Chan and Ms. Tsun.

Subsequent to the period covered by this report Unit 13 was disposed of for proceeds of $217,023 from which we paid the mortgages due to HSBC and Sheldon Gross and the balance after closing costs was disbursed to us for operating funds.

The balance of the demand for payment for the amount owed to Ms. Tsun at June 30, 2006 was deferred to the subsequent quarter. During the period covered by this report Ms. Tsun advanced an additional $76,422.

AQCUISITION OF EXCEL EMPIRE LIMITED, On November 4, 2005 we entered into a Plan of Merger and Reorganization with Excel Empire Limited (Excel Merger). Pursuant to the Excel Merger we will issue 36,400,000 shares of our common stock to the former shareholders of Excel Empire Limited in exchange for 100% of the issued and outstanding shares of Excel Empire Limited, thereby acquiring the assets of Excel Empire Limited. As a result of this proposed business combination,
Item 310 of Regulation SB requires that we furnish audited financial statements for the two most recent fiscal years as well as unaudited statements covering the interim period up to the end of the most recent quarter for Excel Empire Limited.

During the period covered by this report Excel Empire Limited delivered to us, unaudited Consolidated Financial Statements for the years ending 2003, 2004 and 2005 that have been converted from the standards of accounting used in China to those generally accepted accounting standards used in the United States which we are required to report. Excel Empire Limited is now required to provide us with unaudited interim consolidated statements through the end of the most recent quarter in order to complete pro forma financial information with our statements covering the same period to furnish information showing the effects of the acquisition. Once we receive all of the required statements we will submit these to be audited and reviewed in accordance with these regulations.

On August 1, 2006, our Board of Directors acting upon written consent formally resolved to close the Excel Merger deeming the Plan of Merger and Reorganization Effective on the same day. Therefore, we are required to provide Audited Financial Statements for the two previous years ended 2004 and 2005 as well as consolidated Pro-forma statements for the interim period up to the most recent quarter ended prior to the consummation of the agreement within 71 days from the filing of the 8-K deeming the Excel Merger effective.

MANAGEMENT ASSUMPTIONS
Empire utilizes significant capital to purchase, construct and restore revenue producing real estate assets and intends to fund its 2006 acquisitions and operating activities by utilizing cash contributed from rental income and its available working capital lines of credit to the greatest extent possible.

Empire anticipates it will require additional capital during 2006 for working capital to support the research, evaluation and due diligence of available properties that fit in our target property profile and for completion of other acquisition transactions. Although Empire has no firm arrangements with respect to additional financing, it is currently considering proposals by potential lenders to provide bridge financing to complete the construction of the Jiaozuo Days Hotel and Suites. In November 2005, to enhance financial performance and increase revenue, Empire entered into an agreement to acquire the assets and operations of Excel Empire Limited and subsequently deemed the agreement effective on August 1, 2006. Empire intends to actively pursue other such strategic merger and acquisition activities to the most gainful extent possible. As previously reported, in the event we are unable to raise additional capital or execute other alternatives, we may be required to sell or partition for sale certain portions properties or assets, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to Empire's results of operations or financial position.

As discussed elsewhere in this report, management anticipates, based on assumptions relating to our operations, that existing cash and funds from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations
(due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing.

At June 30, 2006, Empire had no material commitments for capital expenditures except those outlined for the mortgage obligations assumed in the acquisition of 501 Canada Inc. as described above.

As discussed elsewhere in this report, we have also entered into to a plan of merger and acquisition of Excel Empire Limited ("Excel") a British Virgin Islands corporation. On August 1, 2006, the Board of Directors acting upon written consent resolved to give effect to the Excel Merger, thus consummating the acquisition of 100% of Excel. Excel is a real estate and property development company that is currently registered as a Foreign Invested Enterprise with its operations focused in China. Excel currently owns and operates a retail shopping plaza (the "Plaza") and has constructed a five-star hotel and conference center adjacent to the Plaza. Excel is planning to develop a world-class film studio near Jiaozuo City into a tourist destination/attraction.

Once we have filed the financial statements for the acquisition of Excel Empire Limited as required by Item 310 of Regulation SB within the prescribed due date, our cash flow requirement for the next six-month period is anticipated to be approximately $40,000,000. The purpose and use of these funds are for the completion of construction of the Jiaozuo Days Hotel and Suites and working capital for the opening and operating costs associated with the opening and management until the business stabilizes.

Plan of Operation and Cash Requirements
We anticipate that we will require $40,000,000 for completion of the Jiaozuo Hotel and Suites as described above. This is broken down into $25,000,000 for construction costs and $15,000,000 for working capital to carry the operations through to stabilization. It is anticipated that the construction will take 4 to 6 months to complete the Hotel from the advance of funds and approximately 12 to 18 months to stabilize the business. Once stabilized, the Company will seek conventional mortgages against the Hotel building as an exit strategy and leverage the gain in value to pursue real estate additions to our portfolio. In addition to the above, Management also estimates that the Company will require operating funds of approximately $350,000 to the end of September 2006 to address head office operating expenses including costs of professional fees, management and operations as well as salaries and wages to pursue new acquisition opportunities to build out our acquisition plan.

EFFECTS OF INFLATION
General price inflation is not anticipated to have a material effect on our business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should more than moderate inflation occur in the future, it can be expected to impact us in an adverse manner, as prices cannot be adjusted quickly due to the contractual nature of a substantial amount of our business, while costs of personnel, materials and other purchases tend to escalate rapidly.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES
Our functional and reporting currency is the U.S. dollar, while our operating subsidiary Empire Global Acquisition Corp., a wholly-owned Canadian subsidiary, owns and operates commercial buildings located in Canada and collects rent in Canadian dollars ("CDN") as its functional currency. Accordingly, we are exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. (See Note 3(i) of Notes to Financial Statements).

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS

We are subject to claims arising in the ordinary course of business. Management believes that, after consultation with counsel, the allegations against us included in the claims described below may be subject to substantial legal defenses, and we are vigorously defending each of the allegations. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these claims, nor if any such loss will have a material adverse effect on our results of operations or financial position.

Pending Legal Matters
On September 9, 2005, we were served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including us and a former consultant of ours. The former consultant had opened a stock trading account at Research (the "Research Customer") and proceeded to sell shares of the Company that were subject to a Stop Transfer. Research is claiming recovery of proceeds paid to the Research Customer through early settlement as a result of sales of our shares of comon stock. We have filed a Statement of Defense and are vigorously defending the claim as we believe that the Research Customer was made aware that a Stop Transfer was placed on the shares delivered to the Research Customer. We are of the opinion that Research should not have sold the shares and paid an early settlement to their customer until the shares had cleared through our transfer agent. We are is defending the claim and by way of counterclaim are claiming indemnity against Research Customer if the court finds us liable to Research and recovery of the subject shares. The litigation is at the discovery stage and we cannot predict the outcome.

On November 1, 2005, we were served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts. We have filed a Statement of Defense claiming that four of the co-defendants acted without the knowledge, consent or authority of the Company. Advanced alleges that the four co-defendants, in a private transaction with Advanced, may have promised to exchange our shares that the four co-defendants had claimed to have owned. We have never been a party to any dealings with Advanced or the four co-defendants and prior to receiving notice from Advanced had never heard of Advanced. We deny any wrongdoing and are vigorously defending this claim. The matter is at a very early stage with only the pleadings being completed. Because of the uncertainties inherent in litigation, we can not predict whether the outcome, which remains unresolved, will have a material adverse affect.

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon our former President and C.E.O. (the "former executive"), and companies controlled by the former executive, as well as an unrelated shareholder of ours and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). We are aware of the proceedings; however, are not a respondent to these proceedings. The order was issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 7, 2004 and November 23, 2004. The OSC alleges that the respondents may have been trading in shares of Pender in such a way to be manipulative in nature and causing an artificial increase in the price of the shares. The respondents deny the allegations and have filed responding materials contrary to the allegations. The respondents and us have been cooperating with the OSC and informal inquiries made by the United States Securities and Exchange Commission ("SEC"). The investigation and inquiry remains unresolved and is currently on going.


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


ITEM 5 - OTHER INFORMATION

On June 27, 2006 the Securities and Exchange Commission Office of the Chief Accountant delivered a comment letter to us requesting clarification to a number of questions from our annual report filed on Form 10-KSB for the period ending December 31, 2005, our quarterly report filed on Form 10-QSB for the period ending March 31, 2006 and the 8-K filed on November 4, 2005. We have responded to each of the questions in a reasonable time.


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


REPORTS ON FORM 8-K

On June 8, 2006, we filed an 8-K to report the resignation on May 29, 2006 of Vic Dominelli as our Chief Financial Officer and the appointment on the same day of Mr. Hoi Ming Chan as our President and Chief Financial Officer replacing the departed Vic Dominelli, both Vic Dominelli and Hoi Ming Chan remained as our directors.

We filed an 8-K/A on June 8, 2006 amending the 8-K filed on the same day stating correctly that Vic Dominelli had advised us of his desire to resign as Chief Financial Officer on May 29, 2006 and the subsequent acceptance and appointment of Hoi Ming Chan to the position of President and Chief Financial Officer replacing Vic Dominelli on June 7, 2006.

Subsequent to the period covered by this report on August 8, 2006, we filed an 8-K to report that we had completed the Plan of Merger and Reorganization with Excel Empire Limited deeming the agreement effective on August 1, 2006. We also reported that it would file an 8-K/A supplying the Audited Financial Statements and Pro-Forma statements in accordance with Item 310 of Regulation SB within the prescribed time.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EMPIRE GLOBAL CORP.
                                   -------------------------
                                   (Registrant)



Date: August 21, 2006.       By:   /s/ Ken Chu
                                   -------------------------
                                   Ken Chu
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 21, 2006.       By:   /s/ Ken Chu
                                   -------------------------
                                   Ken Chu
                                   Principal Financial Officer

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