Form 10QSB
period 2006-09-30
EMPIRE GLOBAL CORP.
filed 2006-12-01
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                           For the quarterly period ended September 30, 2006.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of the close on September 30, 2006 is 15,036,267 shares.


Transitional Small Business Disclosure Format (Check one):     [ ] Yes   [X] No

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F15)...........................  3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 15
ITEM 3.    CONTROLS AND PROCEDURES.......................................... 20

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................ 21
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...... 23
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................. 23
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 23
ITEM 5.    OTHER INFORMATION................................................ 23
ITEM 6.    EXHIBITS......................................................... 23



SIGNATURES.................................................................. 25

EXHIBIT INDEX............................................................... 26

PART I - FINANCIAL INFORMATION
-----------------------------------------------------

Information provided in this quarterly report on Form 10QSB may contain forward-looking statements within the meaning of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and increase in rental income from the Company's revenue producing real estate, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.


ITEM 1 - FINANCIAL STATEMENTS

The following financial statements included herein are provided by the Company and have been reviewed by our principal independent auditor.


                   EMPIRE GLOBAL CORP. AND SUBSIDIARIES
                    (FORMERLY TRADESTREAM GLOBAL CORP.)


                 INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                   (PRESENTED IN UNITED STATES DOLLARS)

                               (UNAUDITED)




                                CONTENTS


Interim Consolidated Balance Sheet                                           F1

Interim Consolidated Statements of Operations and Comprehensive Loss         F2

Interim Consolidated Statements of Cash Flows                                F3

Notes to Interim Consolidated Financial Statements                     F4 - F18

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Interim Balance Sheet
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

                                    ASSETS
Current Assets
  Cash and cash equivalents                                       $      76,985
  Restricted cash                                                       223,353
  Short term investments                                                 74,278
  Accounts receivable                                                    15,457
  Prepaid and other current assets			                 26,885
                                                                  -------------
Total Current Assets                                                    416,958

Real Estate and Equipment, net
  Revenue producing real estate (note 4)                              4,355,143
  Equipment, net (note 5)                                                19,181
                                                                  -------------

Total Real Estate and Equipment, net                                  4,374,324

Other Assets
  Debt issuance costs net (note 6)                                       88,227
  Advances to related company (note 7)                                   42,130
  Note receivable (note 8)                                            3,343,125
                                                                  -------------
Total Other Assets                                                    3,473,482
                                                                  -------------
Total Long Term Assets                                                7,847,806
                                                                  -------------
Total Assets                                                      $   8,264,764
                                                                  =============

                                   LIABILITIES
Current Liabilities
  Bank indebtedness (note 9)                                       $    177,803
  Accounts payable                                                      276,631
  Accrued liabilities                                                   210,638
  Mortgages payable current portion (note 10)                         1,872,335
  Advances from related parties (note 7)                                212,804
                                                                   ------------

Total Current Liabilities                                             2,750,211

Mortgages Payable, less current portion (note 10)                     3,855,403

Deferred Income Taxes (note 15)                                         416,412
                                                                   ------------
Total Long Term Liabilities                                           4,271,815
                                                                   ------------

Total Liabilities                                                     7,022,026
                                                                   ============
Commitments and Contingencies (note 12)

                                STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value, 20,000,000 shares
authorized, no shares issued and outstanding                                  -

Capital Stock, $0.00001 par value, 400,000,000 shares
  authorized, 15,036,267 shares issued and outstanding (note 11)            151

Additional Paid in Capital                                            3,516,060

Accumulated Other Comprehensive Loss                                    (70,170)

Accumulated Deficit                                                  (2,203,303)
                                                                   ------------
Total Stockholders' Equity                                            1,242,738
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  8,264,764
                                                                   ============

                    (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F1 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Interim Statement of Operations and Comprehensive Loss Three Months and Nine Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)



                            Three Months    Three Months     Nine Months     Nine Months
                                   Ended           Ended           Ended           Ended
                                    2006            2005            2006            2005
Revenues
  Rent                      $    169,049    $    230,850     $    611,280    $    473,940
                            ------------    ------------     ------------    ------------
Total Revenues                   169,049         230,850          611,280         473,940
                            ------------    ------------     ------------    ------------
Expenses
  Property taxes                  50,712          62,952          179,017         143,740
  Professional fees (note 11)     65,597           3,358          165,571          57,205
  Utilities                       24,969          50,856          149,348          99,201
  Travel and entertainment        13,491               -           27,237               -
  Insurance                        9,249          11,698           33,598          33,877
  Repairs and maintenance          7,827          15,578           42,452          42,407
  Salaries and wages               5,140           3,383           14,435          18,966
  Vehicle                          3,137           5,518            9,279          16,128
  Office and general              62,285           1,322           71,113           5,310
  Administration (note 11)        11,625               -          146,750               -
  Public Relations (note 11)       8,375               -          107,250               -
  Buisness
    Development (note 11)         95,367               -          760,435               -
  Depreciation                    18,323          30,595           79,602          70,836
                            ------------    ------------     ------------    ------------
Total Expense                    376,097         185,260        1,786,087         487,670
                            ------------    ------------     ------------    ------------
Income (Loss) from Operations   (207,048)         45,590       (1,174,807)        (13,730)
                            ------------    ------------     ------------    ------------
Other Income (Expense)
  Interest income                 79,364               -          300,614               -
  Mortgage interest             (142,845)       (148,918)        (464,526)       (326,944)
  Bank charges and interest       (4,181)         (1,244)         (15,508)         (7,223)
  (Gains) loss on disposal
    of revenue producing
    real estate                   (6,717)              -            2,580               -
                            ------------    ------------     ------------    ------------
Total Other Income (Expense)     (74,379)       (150,162)        (176,840)       (334,167)
                            ------------    ------------     ------------    ------------
Loss Before Provision for
  Income Taxes                  (281,427)       (104,572)      (1,351,647)       (347,897)

  Provision for
  income taxes (note 13)               -               -                -               -
                            ------------    ------------     ------------    ------------
Net Loss                    $   (281,427)    $  (104,572)    $ (1,351,647)   $   (347,897)
  Foreign Currency
  Translation                     (7,533)        (14,498)         (45,286)         23,660
                            ------------    ------------     ------------    ------------

Comprehensive Loss          $   (288,960)    $  (119,070)    $ (1,396,933)   $   (324,237)

Basic and Diluted
  Loss Per Share            $      (0.03)    $     (0.02)    $      (0.17)   $      (0.06)
                            ------------    ------------     ------------    ------------
Weighted Average Number
  of Shares Outstanding
  During the Period           10,486,041        6,240,000       8,165,413       6,240,000
                            ------------    -------------    ------------    ------------


                    (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                            2006           2005

Cash Flows from Operating Activities:
  Net loss                                          $ (1,351,647)  $   (347,897)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                          79,602         70,836
    Amortization of debt issuance costs                   59,680         30,118
    Gain on disposal of revenue producing property        (2,580)             -
  Changes in non-cash working capital
    Deferred expenses                                        167            168
    Accounts receivable                                   (3,753)       (11,762)
    Prepaid and other current assets                      43,488         (2,301)
    Note receivable                                     (298,125)             -
    Accounts payable                                      62,368        (77,438)
    Accrued Liabilities                                  210,638              -
    Income taxes payable                                       -         (5,291)
                                                   -------------   ------------
Net cash used in operating activities                 (1,200,162)      (343,567)
                                                   -------------   ------------
Cash Flows from Investing Activities
  Purchase of 501 Alliance Avenue                              -        (17,926)
  Proceeds (purchase) of 3025 Kennedy Road             1,935,453     (2,973,968)
  Purchase of equipment                                     (584)             -
                                                   -------------   ------------
Net cash provided by (used in) investing activities    1,934,869     (2,991,894)
                                                   -------------   ------------
Cash Flows from Financing Activities
  Bank indebtedness                                       47,865           (172)
  Mortgage payable                                    (1,374,737)     3,276,603
  Short term investments                                  (3,241)       (64,901)
  Payments of debt issuance cost                          (3,415)      (100,753)
  Repayments to related party                           (458,235)        77,050
  Proceeds from related party                                  -              -
  Advances from related parties                          192,144        351,979
  Advances to related parties                            (31,532)             -
  Common stock issued from treasury                      922,596              -
                                                    ------------   ------------
Net cash (used in) provided by financing activities     (708,555)     3,539,806
                                                    ------------   ------------

Net Increase in Cash                                      26,152        204,345

Cash and Cash Equivalents - beginning of period          274,186         24,536
                                                    ------------   ------------
Cash and Cash Equivalents - end of period           $    300,338   $    228,881
                                                    ------------   ------------

Cash and Cash Equivalents consist of:

  Cash and Cash Equivalents                               76,985         11,563
  Restricted Cash                                        223,353        217,318
                                                    ------------   ------------
                                                         300,338        228,881
                                                    ------------   ------------
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                        $    419,717   $    303,783
    Income taxes                                    $          -   $      1,719

See Non-monetary transactions (note 11) for share based payments.

                    (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                      - F3 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)


1.  Nature of Business and Operations

Empire Global, Corp. was incorporated on August 26, 1998 in the State of Delaware (together with its subsidiaries, "Empire" or the "Company") is a diversified holding company engaged in the acquisition and operation of revenue producing real estate properties that have a good prospect for growth. The Company specializes in the investment, development and operation of revenue producing properties that service commercial business tenants, hotel, tourism and leisure travel business operators internationally.

The Company entered into a merger agreement on November 17, 2005 through its wholly owned subsidiary, Empire Global Acquisition Corp ("EGAC") to acquire 100% of 501 Canada Inc. ("501 Company") in exchange for shares of EGAC. The Company acquired 501 Company by issuing an additional 6,240,000 restricted shares of Empire in exchange for shares of EGAC held by 501 Company. The substance of Empire's share issuance and the proposed reorganization is a transaction which results in 501 Company becoming a listed public entity through 501 Company's reverse merger of Empire's net assets and 501 Company's recapitilization.

The Company owns one rental property at 501 Alliance Avenue in Toronto, Ontario, Canada. Please see Note 15 on Subsequent Events for future change of ownership.

2.  Going Concern

These consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred losses for the nine month period ended September 30, 2006 amounting to $1,351,648 (2005 - $347,897). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about additional acquisitions and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds at terms acceptable to the Company, if at all, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements and secure refinancing of its existing assets to generate sufficient capital resources to sustain its current and future operations.

The consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                   - F4 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

3.  Summary of Significant Accounting Policies

  a)  Basis of Financial Statement Presentation

The accompanying consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policies since December 31, 2005. The results from operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2005.

  b)  Principles of Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries EGAC, and 501 Canada. All significant intercompany transactions have been eliminated upon consolidation.

The reverse merger between the Company and 501 Canada. has been recorded as a recapitilization of the Company, with the net assets of the Company brought forward at their historical basis. Management does not intend to pursue the business of the Company and accordingly has changed the nature of the business as described in note 1, as such, accounting for the merger as a recapitilization of the Company is deemed appropriate.

                                   - F5 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

3.  Summary of Significant Accounting Policies (cont'd)

  c)  Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The subsidiaries functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rate at the period's end. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Translation adjustments are included in accumulated other comprehensive loss for the period.

  d)  Comprehensive Income (Loss)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated interim statements of operations, and consists of net income (loss); unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87 "Employers' Accounting for Pensions". SFAS No. 130 requires only additional disclosures in the consolidated interim financial statements and does not affect the Company's consolidated interim financial position or results of operations.

  e)  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

                                   - F6 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

3.  Summary of Significant Accounting Policies (cont'd)

  e)  Recent Accounting Pronouncements (cont'd)

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also . provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements In Current Year Financial Statements, SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.


                                   - F7 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

3.  Summary of Significant Accounting Policies (cont'd)

  e)  Recent Accounting Pronouncements (cont'd)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.


                                   - F8 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

4.  Revenue Producing Real Estate

                                                                    Accumulated
                                                             Cost  Depreciation
                                                      -----------  ------------
    501 Alliance Avenue,
    Toronto, Ontario, Canada
      Building                                        $ 3,686,719  $    453,951
      Land                                              1,122,375             -
                                                      -------------------------
                                                      $ 4,809,094  $    453,951
			                              -------------------------
  Net book value                                      $ 4,355,143
                                                      ===========

5.  Equipment, net

                                                                    Accumulated
                                                             Cost  Depreciation
                                                      -----------  ------------

    Equipment                                         $    30,844  $     11,663
                                                      -------------------------
    Net book value                                    $    19,181
                                                      ===========
6.  Debt Issuance Costs, net

                                                                    Accumulated
                                                             Cost  Amortization
                                                      -----------  ------------
    Debt issuance costs                               $   239,267  $    151,040
                                                      -------------------------
    Net book value                                    $    88,227
                                                      ===========

7.  Advances to (from) Related Parties

The Company agreed to pay certain expenses on behalf of a related company, Excel Empire Limited. Advances to the related company are unsecured, non interest bearing and are due on demand. The Company does not intend to demand collection within a year.

Advances from related parties represent amounts owed to shareholders and directors of the Company and are non interest bearing and are due on demand.


                                   - F9 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

8.  Note Receivable

On June 17, 2005, the Company entered into an agreement of purchase and sale of stock (the "IMM Agreement") to divest its holdings of IMM Investments Inc. ("IMM") to Blazing Holdings Inc. ("Blazing"), an Ontario corporation, pursuant to which it sold all of the issued and outstanding capital stock of IMM, its wholly owned subsidiary, to Blazing for $3,000,000 paid by delivery of a promissory note ("Note") having a maturity date of June 17, 2010. The Note is secured by a Share Pledge Agreement of 5,000,000 (21,000,000 pre reverse split) common shares of Armistice Resources Corp. ("Armistice") a mining company in Northern Ontario owned by IMM. For the period ended, September 30, 2006, the Company tested the Note for impairment and conclude that the Note is not impaired.

Significant events that have occurred supporting the Company's position are:

  a) On August 16, 2006 Armistice announced that it had completed a private placement for CDN$6,862,306 providing capital and operating funds allowing for final approval for listing of its shares on the TSX.

  b) The shares of Armistice began trading on the TSX under the symbol AZ on August 18, 2006. Therefore, establishing a market for the shares of Armistice which support the security the Note.

  c) Subsequent to the period covered by this report, on October 16, 2006, Armistice announced that it had secured all the appropriate environmental permits and have commenced dewatering of the project.

The Note receivable bears interest at the U.S. prime plus 2% per annum, payable at the maturity date so the interest receivable on the Note is classified as long term. The entire principal amount of the Note receivable and the remaining unpaid accrued interest are due and receivable at the maturity date. The Note receivable is as follows:

  Blazing Holdings, Inc.                                            $  3,000,000
  Interest receivable on Note receivable                                 343,125
                                                                    ============
  Total                                                             $  3,343,125

The Company reviews the outstanding Note on a periodic basis to evaluate the probability of collecting on the note by reviewing the financial condition of its debtors and the underlying security of the Note, which represent shares of common stock of Armistice Resources Corp. (collateral).

The Company will consider the Note impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the Note agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of the Note will be collected as scheduled in the Note agreement. If the Company concludes that it will be unable to collect all amounts due on the Note, we will record an impairment charge based on the present value of expected future cash flows, discounted at the Note's effective interest rate.


                                   - F10 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

8.  Note Receivable (cont'd)

The Company evaluates and considers the following factors as well as any other relevant factors in assessing the collectibility of the Note:

  - Term of the Note,
  - Creditworthiness of purchaser principals,
  - The death or disappearance of the debtors,
  - Marketability of the underlying security or collateral,
  - Current economic trends of the industry for the underlying security or collateral
  - Legal proceedings in process or pending,
  - Assignment to collection agencies, or other creditors
  - Past due or defaulted payments,
  - Disputed matters; or other evidence or reasons

GAAP requires business entities to report receivables at net realizable value. Net realizable value represents the amount the entity expects to collect, and it is equal to the face amount of the receivables less an amount that is estimated to be uncollectible. Thus, the analysis of the collectibility of the Note may result in our having to recognize a loss under SFAS 5, "Accounting for Contingencies", before and/or after restructuring the Note. Our loss allowance methodology generally will:

  - Include a detailed analysis of the Note, performed on a regular basis;
  - Consider all known relevant internal and external factors that may affect Note collectibility;
  - Be applied consistently but, when appropriate, be modified for new factors affecting collectibility;
  - Consider the specific risks inherent in maintaining the Note;
  - Consider current collateral values (less costs to sell);
  - Require that analyses, estimates, reviews and other loan loss allowance methodology functions be performed by competent and well-trained personnel;
  - Be based on well documented current and reliable data; and
  - Include a systematic and logical method to consolidate the loss estimates and ensure the loss allowance balance is recorded in accordance with GAAP.

9.  Bank Indebtedness

The Company has available a bank demand operating facility to a maximum of $89,790, bearing interest at the Bank of Canada's prime rate plus 1% per annum, and secured by a general security agreement and personal guarantees from one of the shareholders. As at September 30, 2006, the operating facility exceeded its maximum by $88,013. Deposits were made on October 23, 2006 reducing the operating facility below the operating maximum.

In addition to the demand operating facility, the Company has a $26,937 letter of guarantee that has been used as security for utility contracts.

                                   - F11 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

10.  Mortgages Payable

DUCA Financial Services Credit Union mortgage,
due on September 30, 2008, bearing interest at
7.25%, $32,932 CDN blended payments made
monthly, secured by the building and land located
at 501 Alliance Avenue, Toronto, Ontario, Canada
as described in Note 4.                                             $  3,931,938

Epireon Capital Limited second mortgage,
due on May 27, 2007, bearing interest at 12%,
$20,000 CDN interest only payments made monthly,
secured by the building and land situated at 501
Alliance Avenue, Toronto, Ontario, Canada as
described in Note 4.  Included in restricted cash
are $223,353 of restricted funds obtained as part
of the mortgage and used for renovations and
leasehold purposes only.                                               1,795,800
                                                                   -------------
                                                                       5,727,738

Less: current portion                                                  1,872,335
                                                                   -------------
Long term portion                                                  $   3,855,403
                                                                   =============

Future minimum principal payments are due as follows:

                        2006                $    18,626
                        2007                $ 1,873,709
                        2008                $ 3,835,403
                                            -----------
                                            $ 5,727,738
                                            ===========

                                   - F12 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

11.  Share Based Payments

The Company provides payment for professional fees, administration, business development and public relations expenses in accordance to SFAS No. 123 (R) "Share Based Payment" to certain contractors under share based payment arrangements based on 75% of the average market bid price on the shares of common stock of the Company quoted on the Over The Counter Bulletin Board quotation system. On August 21, 2006, a total of 7,236,300 one year restrictive common shares under Rule 144 of the Securities Exchange Act of 1934 were issued with a total value of $922,595.

The following is a list of contractors and compensation received in regards to the acquisition of Excel Empire Limited as described in Note 12 Commitments and Contingencies

Shareholder's Name                                         Common Stock Received
--------------------                                       ---------------------
Billion Charm Group                                                    3,137,300
Vic Dominelli                                                            392,200
Angela S. Chu, CGA                                                       491,000
Prosper Consulting Corp.                                               2,745,100
Kam Wong                                                                 353,000
David Ciavarella, CA                                                     117,700
                                                           ---------------------
                                                                       7,236,300

The contractors provided services specifically related to preparing the Company for, but not limited to, the completion of the Plan of Merger and Reorganization with Excel Empire Limited ("Excel Plan"). The Company determined that in order to ensure compliance with filing requirements, extensive undertakings were required to develop templates procedures and guidelines to ensure that Excel could meet the stringent timelines to deliver final results to the Company in accordance with US GAAP in order to meet its' quarterly and year end filing deadlines, while the Company achieved compliance with government regulations for foreign controlled entities in China. The contractors assessed and analyzed several cost effective and efficient strategies to help to achieve the development of the required template to translate the financial reporting used in China into the format required by the Company. The subject matter of the services included, but were not limited to, financial result data collection and translation, conversion to US GAAP, legal research of land use rights, legal research of State Administration of Foreign Exchange (S.A.F.E.) requirements and compliance; equity, debt and inter-corporate financing methods and strategies, foreign controlled enterprise banking and business regulations in China, computer automated accounting and bookkeeping systems, discussion and negotiation with Municipal, District and Central Government Officials in China; exploration of specific industry sector opportunities for the Company in China, Hong Kong and Malaysia, and feasibility as a on going venture.

The research and development of these guidelines were specific to the operation of Excel as a wholly owned subsidiary of the Company. The Company did not record the expenses prior to Q3 until the completion of Excel was a certainty, services provided by the Contractors was contingent upon the waiver of conditions and subsequent closing of the Excel Plan. Although the contractors fulfilled their obligations for the company over the relevant periods, the remuneration factors and basis at that time were non-determinable, therefore no expenses were recorded in the periods previous to the board of director's ratification of the Excel Plan on August 1, 2006.

The contractors provided these services over the period ranging from September 2005 when the Excel Plan negotiations began to August 1, 2006 when the Excel Plan was ratified. Four entourages from the Company traveled to China over extensive periods of time ranging over the periods of October through November 2005; March through June 2006; two separate trips in June-July 2006 and finally July-August 2006.

The services are on going; however are primarily maintenance, revision and continuance of the work completed over the previous periods. Going forward the contractors will continue to accrue their billings and the company will account for these services on a quarterly basis. The company does not expect to defer charges related to the services provided.



                                   - F13 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)

12.  Commitments and Contingencies

In the normal course of business the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to our business. Such matters are subject to many uncertainties, and outcomes are not predictable with certainty. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters over the period covered by this report. These matters could affect the operating results or cash flows of any one quarter when resolved in future periods. However, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at year end would not be material to its consolidated interim financial statements.

On November 4, 2005, the Company entered into a plan of merger and reorganization (the "Excel Plan") with Excel Empire Limited ("Excel"), a British Virgin Islands ("BVI") corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. At a meeting held at the Company's regional office in Hong Kong on August 1, 2006, the board of directors resolved to amend the Excel Plan and contemporaneously entered into Amendment No. 1 of the plan of merger and reorganization (the "Amendment Agreement"). The Amendment Agreement amends the Excel Plan to become a stock exchange agreement (the "Excel Stock Exchange") between Excel and the Company which more accurately reflects the objective of the Excel Plan and retains Excel as a BVI subsidiary of the Company as well as the survival of its registration in the Peoples' Republic of China. Upon completion of the Excel Stock Exchange, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel. The "Excel Stock Exchange" is contingent on the conditions of
Section 5.1, which requires the Company to file financial statements for Excel in accordance with item 310 of Regulation S-B. The closing of the transactions contemplated by the Amendment Agreement will be determined subsequent to the dismissal of all claims filed in the Court of Chancery of the State of Delaware or at such date, time and place as soon as practicable thereafter as the parties may agree.




                                   - F14 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)


13.  Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company's current income taxes are as follows:
                                                                     Nine Months
                                                                          Ended
                                                             September 30, 2006

  Expected income tax recovery at the statutory rates
    of 36.12%                                                     $    (448,215)

  Valuation allowance                                                   448,215
                                                                  -------------
  Provision for income taxes                                      $           -
                                                                  =============
The components of deferred income taxes are as follows:

  Deferred income tax liabilities
  Temporary Differences                                                 416,412
  Net operating loss carryforwards                                $    (795,833)
  Valuation allowance                                                   795,833
                                                                  -------------

  Deferred income taxes                                           $     416,412
                                                                  =============

The divesting of the Company's holdings of IMM Investments Inc. to Blazing Holdings Inc. triggered a taxable capital gain of $416,412 that is due upon maturity of the note as describe in note 8.

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized in a timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As at September 30, 2006, the Company had approximately $2,200,000 of Federal and state net operating loss carryovers available to offset future taxable income, such carryovers expire in various years as follows:

                    U.S. operations       $950,000 in 2026

                Non-U.S. operations       $1,250,000 in 2016



                                   - F15 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)


14.  Restatement of Previously Issued Consolidated Financial Statements

The Company plans to restate its previously issued consolidated financial statements for the periods ended December 31, 2005, March 31, 2006 and June 30, 2006, to reflect the effect of accruals related to services provided by contractors. Furthermore, the restatements will adopt changes pursuant to the Company's responses to the Comment Letter received from the SEC on June 27, 2006 as previously reported on the form 10QSB for the period ended June 30, 2006.

Restatements to the consolidated financial statements for the year ended December 31, 2005 as filed on form 10KSB on April 18, 2006, and for the three and six month periods ended March 31, 2006 and June 30, 2006 filed on form 10QSB on May 19, 2006 and August 22, 2006 respectively in respect of the above adjustments, specifically comprise the following:

1)  Restatement of form 10KSB filed April 18, 2006

On October 12, 2005 the Company authorized the issuance of 814,100 restricted shares of common stock of the Company to investors in exchange for the cancellation of debt owed by the Company. On October 18, 2005 the Company filed a form 8-K announcing that the shares were issued. Although the Company announced the issuance properly and reported the form 8-K filing on the form 10KSB report, these shares were not reflected in the total issued and outstanding shares.

  a) The effects of this error on the consolidated financial statements for the period ended December 31, 2005 are as follows:

        i) The number of issued and outstanding shares will increase from 6,985,867 as originally stated to 7,799,967 to reflect the shares added to the total.

       ii) The basic and fully diluted weighted average number of shares outstanding during the year will be adjusted from 1,402,695 as originally stated to 1,563,284 as well as the basic and fully diluted loss per share will decrease from $0.44 to $0.39 on the consolidated statement of operations and comprehensive loss.

      iii) The consolidated statement of stockholders' deficit will be restated to reflect the correct number of shares on December 31, 2005 and will more clearly reflect the 10 for 1 reverse split in 2005.

  b) The effect of this error will require the restatement of the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 as described below.


                                   - F16 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)


14.  Restatement of Previously Issued Consolidated Financial Statements (cont'd)

2) Restatement of form 10QSB filed May 19, 2006 and form 10QSB filled August 22, 2006.

The restatement required as a result of the error described in this Note 14 1(b) above,

        i) The number of issued and outstanding shares for the periods ended March 31, 2006 and June 30, 2006 will increase from 6,985,867 as originally stated to 7,799,967 to reflect the shares added to the total.

       ii) For the period ended March 31, 2006 the stockholders' equity will change from $1,607,051 as originally stated to $1,190,754 and the basic and fully diluted weighted average number of shares outstanding during the period will be adjusted from 6,985,867 as originally stated to 7.799,967 as well as the basic and fully diluted loss per share from $0.02 to $0.07 on the consolidated statement of operations and comprehensive loss.

      iii) For the period ended June 30, 2006 the stockholders' equity will change from $1,533,284 as originally stated to $610,690 and the basic and fully diluted weighted average number of shares outstanding will be adjusted from 6,985,867 as originally stated to 7,799,697 as well as the basic and fully diluted loss per share from $0.01 to $0.08 on the consolidated statement of operations and comprehensive loss.

In addition, over the period from January 1, 2006 to date, the Company engaged various contractors to carry out duties such as, but not limited to, accounting, advertising and promotion, project assessment, public and investor relations and administration and regulatory filing. Although the contractors fulfilled their obligations to the Company over the relevant periods, the remuneration factors and basis at that time were non determinable.

At a meeting of the directors held on June 30, 2006, the board of directors adopted and approved a standard contract format acceptable to the Company, and entered into an informal agreement with the contractors. The contracts provide for remuneration to be paid in cash or by stock-based compensation in lieu of cash or a combination thereof on a quarterly basis. At a meeting of the directors held on August 21, 2006 the board of directors authorized the stock-based compensation based on the billings provided by each independent contractor pursuant to their respective contracts received in the current quarter.

The effect of these errors on the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 are as follows:

        i) The consolidated interim balance sheet will be adjusted to reflect the outstanding liability shares and shareholder's deficit as a result of the contractor services. The accrued liability at March 31 2006 and June 30, 2006 will change from $0 to $416,297 and from $0 to $922,594, respectively. The shareholders' deficit will be adjusted by the change in the net income as described below.

       ii) The basic and diluted loss per share on the consolidated interim statement of operations and comprehensive loss at March 31, 2006 and June 30, 2006 will change from $0.02 to $0.07 and from $0.01 to $0.08, respectively.

      iii) The consolidated interim statement of operations and comprehensive loss will be corrected to reflect the added expenses due to the contractor services. The net loss for the period ended March 31, 2006 and June 30, 2006 will change from $94,612 to $510,909 and from $51,426 to $557,723, respectively.

       iv) The consolidated interim statement of cash flows will be corrected to reflect the results of the consolidated statement of operations and comprehensive loss.




                                   - F17 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Notes to Consolidated Interim Financial Statements
September 30, 2006
Unaudited
(Expressed in U.S. Dollars)



15.  Subsequent Events

  a) On November 4, 2005, the Company entered into a plan of merger and reorganization (the "Excel Plan") with Excel Empire Limited ("Excel"), a British Virgin Islands ("BVI") corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. At a board meeting held at the Company's regional office in Hong Kong on August 1, 2006 the board of directors resolved to amend the Excel Plan and contemporaneously entered into a Mutual Termination and Amendment of the Plan of Merger and Reorganization (the "Termination Agreement"). The Termination Agreement amends the Excel Plan to become a stock exchange agreement (the "Excel Stock Exchange") between Excel and the Company which more accurately reflects the objective of the Excel Plan and retains Excel as a BVI subsidiary of the Company as well as survival of its registration in the Peoples' Republic of China. Upon completion of the Excel Stock Exchange, the shareholders of Excel will be issued a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel.

  b) On October 27, 2006 the Company reached a Mutual Settlement Agreement ("Settlement") to resolve outstanding differences with Hoi Ming Chan ("Chan"), one of its directors. The settlement sets forth the terms to settle and dismiss a complaint Chan filed against the Company and the counterclaim the Company filed against Chan in the Court of Chancery of the State of Delaware as well as the terms to dispose of EGAC, as an amalgamated entity comprised of EGAC and 501 Canada to Chan. Pursuant to the Settlement, Chan will acquire 100% of the shares of EGAC in exchange for 6,240,000 shares Chan owns of the Company, Chan will also receive 3,107,000 shares for his role in arranging and organizing the acquisition of Excel and an additional 593,000 shares for advancing funds for the costs associated with acquisition of Excel. The new shares issued to Chan will be restricted from resale under rule 144 and non voting for a period of one year from the date of issue.

16.  Comparative Information

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                                   - F18 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB/A for the fiscal year ended December 31, 2005 and related notes thereto. The following discussion contains forward-looking statements. Empire Global Corp. is referred to herein as "the Company", "we" or "our". The words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in its' primary markets; (b) regulatory factors, in the market which it operates, that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources".

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.


GENERAL
During 2005, we reorganized from a growth focused objective to form a diversified holding company by acquiring income producing businesses and real estate assets. Our operations from continuing activities going forward in 2006 will consist of activities related to our investment in income producing businesses and commercial properties that are focused on the hospitality, travel and tourism industry giving particular attention to a primary market in China.

CONSOLIDATED RESULTS OF OPERATIONS
Nine Month Comparisons for the Periods Ended September 30, 2006 and September 30, 2005

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

REVENUES
Rental income decreased approximately 26.8% or by $61,801 to $169,049 for the three months ended September 30, 2006 as compared to the same period in the prior year. The decrease was a result of the disposition of rental units at 3025 Kennedy Road over the last two quarters. Management is continuing to explore acquisitions of additional income producing businesses and commercial properties in North America and Asia that meet our criteria of value with a stable income stream.

In June 2005 we disposed of our holdings of IMM Investments Inc. to Blazing Holdings Inc. for $3,000,000 paid by a secured promissory note with interest that becomes due and payable in a balloon payment on June 17, 2010. We believe that the total receivable amount will be realized in accordance with the terms of the note. The accumulated interest due on the note receivable as described in
Note 8 of the interim consolidated financial statement elsewhere in this report contributed to the cash flow from operations.

We review the outstanding note receivable ("Note") on a periodic basis to evaluatethe probability of collecting on the Note by reviewing the financial condition of its debtors and the underlying security of the Note, which are shares of common stock of Armistice Resources Corp. ("collateral").

We will consider the Note impaired when, based on current information and events, it is probable that we are unable to collect all amounts due according to the contractual terms of the Note agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of the Note will be collected as scheduled in the Note agreement. If we conclude that we will be unable to collect all amounts due on the Note, we will record an impairment charge based on the present value of expected future cash flows, discounted at the Note's effective interest rate.

The Company evaluates and considers the following factors as well as any other relevant factors in assessing the collectibility of the Note:

  - Term of the Note,
  - Creditworthiness of purchaser principals,
  - The death or disappearance of the debtors,
  - Marketability of the underlying security or collateral,
  - Current economic trends of the industry for the underlying security or collateral
  - Legal proceedings in process or pending,
  - Assignment to collection agencies, or other creditors
  - Past due or defaulted payments,
  - Disputed matters; or other evidence or reasons

In our future filings we will amend our reporting of the collectibility of the Note Receivable to read as follows:

In circumstances where the Company is aware of Blazing Holdings inability to meet its financial obligation, a specific reserve will be recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful collection may occur if the results of management's evaluation change or if a different method is used to estimate the possible loss.

EXPENSES
General and administrative expenses increased to $376,097 resulting from the payment of fees due to contractors for providing services to the company over the period from September 2005 to September 2006, as well as additional legal and accounting fees incurred over the period covered by this report as a result of the action taken against us in the Court of Chancery of the State of Delaware as described elsewhere in this report. Utility rates, taxes and depreciation had a significantly lower impact on this increase than in previous quarters.


Salaries and wages generally attributed to the operations of our subsidiary Empire Global Acquisition Corp. increased slightly over the three months covered by this report to $5,140 from $3,383 over the same period in 2005, compared to a decrease over the nine months ended September 30, 2006 from $18,966 to $14,435 over the same period last year. We are directly involved in the management of the revenue producing real estate, in addition our management and executive staff provided management and operational duties and three contract persons provided periodic services for regulatory filings, general office administration and investor relations.

Our executives are responsible for evaluating and assessing the suitability of investment opportunities that meet with our objectives to build out our portfolio of revenue producing properties and businesses. The duties of evaluating these opportunities require a significant amount of travel time and expense outlay that is advanced by our executives.

NET INCOME OR LOSS
Our comprehensive loss increased to $288,960 at September 30, 2006 or $0.03 per share versus $119,070 or $0.02 per share over the same period in 2005. This increase is attributed primarily to additional expenses incurred during this period as previously described.


LIQUIDITY AND CAPITAL RESOURCES
The independent auditors' report on our December 30, 2005 financial statements states that our history of recurring losses raises substantial doubt about our ability to continue as a going concern. Our historical revenues are insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated; we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders for working capital purposes. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders. However, management continues to seek adequate financing to provide the company with the resources to continue as a going concern.

We anticipate that we will need to raise additional debt and/or equity to meet our anticipated objectives and support our business operations for the next 12 months. We continue to evaluate opportunities for corporate development. We may enter into definitive agreements on one or more of those opportunities, subject to our ability to obtain adequate financing at the relevant time.

As of September 30, 2006, we had $76,985 in cash and cash equivalents and total shareholders' equity of $1,242,738 compared to $79,060 in cash versus shareholders' equity of $1,533,284 as reported in the previously filed 10-QSB for the period ending June 30, 2006. We had an accumulated deficit of approximately $2,203,303 at September 30, 2006 versus $997,694 as previously reported for June 30, 2006. Management believes that it is likely that we will continue to incur net losses through the fourth quarter of 2006. Our objectives are to improve the financial condition and taking us into a positive financial position by year end 2006.

Net cash used in operating activities was $1,200,162 for the nine months ending September 30, 2006, versus $343,567 for the corresponding period last year. A significant factor in this increase of cash used over this period was the disbursement of fees to the contractors for services which are expected to result in useful proprietary guidelines that we will employ in our proposed business operations in China. Increases in accounts payable and accrued liabilities, depreciation and amortization of deferred financing costs had less of an impact to the result over this period.

During the nine month period ending September 30, 2006, we had $1,935,813 net cash provided by investing activities due to the disposition of the rental units at 3025 Kennedy Road in Toronto, Ontario compared to $2,991,894 used in investing activities over the same period last year when the same rental units were purchased.

Our net cash used in financing activities for the period covered by this report was $709,499 versus net cash provided by financing activities over the corresponding period in the previous year of $3,539,806 which was due to securing mortgages for four rental units acquired at 3025 Kennedy Rd. as well as a second mortgage on 501 Alliance Ave in Toronto. As previously described in this report, during the nine month period covered by this report, we paid expenses to contractors for services and we disposed of rental units at Kennedy Road in Toronto. The fees for contractor services were financed by the issuance of restricted shares of our common stock issued from treasury while proceeds of the disposition of the rental units were used to extinguish the mortgages on the units as well as repayments to a related party as described in our previously filed report on form 10-QSB for the period ended June 30, 2006


LIABILITIES
During the period covered by this report the second mortgage in the amount of $1,795,800 payable to Epireon Financial on 501 Alliance Ave., Toronto, Ontario which comes due on May 27, 2007 became payable in less than one year, therefore becoming a current liability. As a result our current liabilities through September 30, 2006 increased to $2,750,211 from $844,367 in the period ending June 30, 2006.

RESULT OF REORGANIZATION OF OPERATION
Our total assets including revenue producing real estate at September 30, 2006 decreased by $168,748 to $8,264,764 as a result of the disposition of the last rental unit at Kennedy Road, while total liabilities increased by $121,798 from $6,900,228 as previously reported for the period ending June 30, 2006 to $7,022,026 for the period ended September 30, 2006.

As at September 30, 2006 there is one first mortgage payable to DUCA Financial due on September 30, 2008 that bears interest at 7.25% per annum with a period ending balance of $3,931,938 and a second mortgage due on May 27, 2007 payable to Epireon Financial that bears interest at 12% per annum with a period ending balance of $1,795,800. Principal and interest are due monthly on the first mortgage while interest only payments are due monthly on the second mortgage.

Mortgages payable consist of the following at September 30, 2006:

Mortgages and Notes                                           September 30, 2006
secured by real estate     Mortgage Due Date   Interest Rate            Balance

501 Alliance Ave.
Duca Financial            September 30, 2008           7.25%         $ 3,931,938
Epireon Financial               May 27, 2007          12.00%           1,795,800

Total Mortgages Payable
(at September 30, 2006):                                             $ 5,727,738



RECENT DEVELOPMENTS

Recent developments are as follows:

As previously reported on our quarterly report for the period ending June 30, 2006, a dispute arose between us and Hoi Ming Chan one of our directors and his spouse Florence Tsun our bookkeeper (the "Chans"). The dispute escalated to the extent that the Chans filed a complaint in the Court of Chancery of the State of Delaware as described elsewhere in this report. On October 27, 2006 the parties reached mutually acceptable terms setting out an agreement to settle the dispute out of court. The terms of the settlement provides that the plaintiffs will dismiss and discharge the action filed against the defendants and contains a covenant by the plaintiffs not to sue Messrs Chu, Dominelli and Bing and the Company for any claims arising from any past, present or future business of the Company; and that the defendants will dismiss and discharge their counterclaim filed against the plaintiffs and contains a covenant by the defendants not to sue Hoi Ming Chan and Florence Tsun for any claims arising from any past, present or future business of the Company. The settlement also states that each party will be responsible for their respective legal fees.

The Mutual Settlement Agreement ("Settlement") sets forth the terms to settle and dismiss the complaint Chan filed against us and the counterclaim we filed against Chan in the Court of Chancery of the State of Delaware as well as the terms to dispose of Empire Global Acquisition Corp ("EGAC") as an amalgamated entity comprised of EGAC and 501 Canada Inc. to Chan. Pursuant to the Settlement, Chan will acquire 100% of the shares of EGAC in exchange for 6,240,000 shares of the Company, Chan will also receive 3,107,000 for his role in arranging and organizing the acquisition of Excel Empire Limited ("Excel") and an additional 593,000 shares for advancing funds for the costs associated with acquisition of Excel. The new shares issued to Chan will be restricted from resale under rule 144 and non-voting for a period of one year from the date of issue.

We will file a report on Form 8-K once the actions for dismissal are properly filed in the Court of Chancery of the State of Delaware.

AQCUISITION OF EXCEL EMPIRE LIMITED. On August 8, 2006, we filed a Form 8-K/A disclosing the acquisition of Excel Empire Limited, a British Virgin Islands corporation ("Excel"), on August 1, 2006 pursuant to the Agreement of Plan and Merger and Reorganization (the "Excel Merger Agreement"), dated as of November 4, 2005. In connection with the acquisition of Excel, we are required to issue 36,400,000 shares of the Company's common stock to Excel stockholders.

As a result of the above complaint filed in the Court of Chancery of the State of Delaware the Company has agreed to amend the Excel Merger Agreement to change the effective date from August 1, 2006 to a date as soon as practicable after the claim has been settled and full and final dismissal has been granted by the Court of Chancery of the State of Delaware.

We will file a report on Form 8-K/A once the amendment of the Excel Merger Agreement is ratified by our board of directors.

MANAGEMENT ASSUMPTIONS
We utilize significant capital to purchase, construct and restore revenue producing real estate assets and intends to fund our acquisitions and operating activities by utilizing cash contributed from rental income and its available working capital lines of credit to the greatest extent possible. We anticipate that we will require additional capital during the remainder of 2006 for working capital to support the research, evaluation and due diligence of available properties that fit in our target property profile and for completion of other acquisition transactions. Although we have no firm arrangements with respect to additional financing, we are currently considering proposals by potential lenders to provide bridge financing to complete the construction of the Jiaozuo Days Hotel and Suites. In November 2005, to enhance financial performance and increase revenue, we entered into an agreement to acquire the assets and operations of Excel Empire Limited and subsequently deemed the agreement effective on August 1, 2006. We intend to actively pursue other such strategic merger and acquisition activities to the most gainful extent possible. As previously reported, in the event we are unable to raise additional capital or execute other alternatives, we may be required to sell or partition for sale certain portions properties or assets, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations or financial position.

As discussed elsewhere in this report, management anticipates, based on assumptions relating to our operations, that existing cash and funds from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 3 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing.

At September 30, 2006, Empire had no material commitments for capital expenditures except those outlined for the mortgage obligations assumed in the acquisition of 501 Canada Inc. as described above.

Once we have filed the financial statements for the acquisition of Excel Empire Limited as required by Item 310 of Regulation SB, our cash flow requirement for the next six-month period is anticipated to be approximately $40,000,000. The purpose and use of these funds are for the completion of construction of the Jiaozuo Days Hotel and Suites and working capital for the opening and operating costs associated with the opening and management until the business stabilizes.

PLAN OF OPERATIONS AND CASH REQUIREMENTS
We anticipate that we will require $40,000,000 for completion of the Jiaozuo Hotel and Suites as described above. This is broken down into $25,000,000 for construction costs and $15,000,000 for working capital to carry the operations through to stabilization. It is anticipated that the construction will take 4 to 6 months to complete the Hotel from the advance of funds and approximately
12 to 18 months to stabilize the business. Once stabilized, we will seek conventional mortgages against the Hotel building to extinguish the bridge financing and leverage the gain in value to pursue real estate additions to our portfolio. In addition to the above, Management also estimates that we will require operating funds of approximately $350,000 to the end of December 2006 to address head office operating expenses including costs of professional fees, management and operations as well as salaries and wages to pursue new acquisition opportunities to build out our acquisition plan.

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

ITEM 3 - CONTROLS AND PROCEDURES

Empire Global Corp. under the supervision and with the participation of its management, including our principal executive officer, and the principal financial officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our controls and procedures also require that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No evaluation of controls and procedures can provide absolute assurance that all the control issues within a company have been detected. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pending Legal Matters
On September 9, 2005, we were served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including us and a former consultant of ours (the "Research Customer"). According to statements provided to us it appears that the former consultant had opened a stock trading account at Research and proceeded to sell our shares of common stock that were subject to a Stop Transfer. Research is claiming recovery of proceeds paid to the Research Customer through early settlement as a result of sales of our shares of common stock. We have filed a Statement of Defense and are vigorously defending the claim as we believe that the Research Customer was made aware that a Stop Transfer was placed on the shares delivered to the Research Customer. We are of the opinion that Research should not have sold the shares and paid an early settlement to their customer until the shares had cleared through our transfer agent. We are defending the claim and by way of counterclaim are claiming indemnity against Research Customer if the court finds that we are liable to Research and recovery of the subject shares. The litigation is at the discovery stage and we can not predict the outcome.

On November 1, 2005, we were served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts. We have filed a Statement of Defense claiming that four of the co-defendants acted without our knowledge, consent or authority. Advanced alleges that the four co-defendants are in breach of an unwritten agreement with Advanced. We have never been a party to any dealings with Advanced or the four co-defendants and prior to receiving notice from Advanced had never heard of Advanced. We deny any wrongdoing and are vigorously defending this claim. The matter is at a very early stage with only the pleadings being completed. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome, which remains unresolved, will have a material adverse affect.

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

On September 6, 2006, Hoi Ming Chan one of our directors and shareholder along with his spouse Florence Tsun our bookkeeper, member of the audit committee and shareholder of the Company filed a complaint against the Company. The complaint, C.A. No. 2400 - N in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporation Law names Messrs. Chu, Dominelli and Bing and the Company as defendants in which they allege that Mr. Chan did not receive notice of a meeting convened on August 1, 2006 to authorize director action to give effect to the merger between the Company and Excel and as a result of the proposed merger with Excel, the 36,400,000 million shares of Company common stock which were issued pursuant to the purported merger with Excel were invalid. In addition, Mr. Chan claimed he did not receive notice of a meeting convened on August 21, 2006 to authorize director action to dismiss Mr. Chan as our President and Chief Financial Officer and that our Board of Directors' resolution to issue 7,236,300 restricted shares of our common stock to persons for services rendered was ineffective. The complaints seeks a court order finding that the (1) the purported merger of the Company with Excel was ineffective, (2) the issuance of 36,400,000 million shares of Company common stock pursuant to the purported merger with Excel was invalid,
(3) the Company Board of Directors' resolution to issue 7,236,300 restricted shares of common stock of the Company to persons for services rendered was ineffective, (4) the purported removal of Mr. Chan as an officer of Company was ineffective and, therefore, (5) ordering that Messrs. Chu, Dominelli and Bing and any other purported members of the Board of Directors of Company (other than Mr. Chan) were duly and validly removed as directors of the Company; and that Ms. Sharon Leung was duly and validly elected as a director of the Company with Mr. Chan remaining as the other director of the Company. The plaintiffs are seeking their fees and expenses incurred in connection with the action forth in the complaint.

On September 15, 2006, the plaintiff in the action filed a motion to maintain status quo, seeking an order defining the board and outlining its authority while the issue of who constitutes the Board is litigated. On September 21, 2006 the plaintiffs and defendants reached an agreement to the terms of the Stipulated Order Maintaining Status Quo and the Court of Chancery of the State of Delaware granted the Stipulated Order Maintaining Status Quo on September 22, 2006.

Subsequent to the period covered by this report, Messrs, Chu, Dominelli and Bing and the Company filed a response and counterclaim on October 5, 2006 denying all of the allegations made by Mr. Chan and Ms. Tsun. By way of counterclaim, the defendants allege that pursuant to the Plan of Merger and Reorganization between the Company and 501 Canada Inc (the "501 Plan") a company formerly controlled by Mr. Chan, Mr. Chan failed to disclose or omitted a number of material contracts that fall within the definition of related party transactions of the 501 Plan and further failed to complete the transfer of the mortgages on the properties and registration of title on the properties to Empire Global Acquisition Corp. The counterclaim seeks a court finding that Mr. Chan breached the terms of the 501 Plan and therefore determining that the 501 Plan has not been consummated and as such Mr. Chan has no grounds by which to file a complaint against us.

Furthermore, we also allege that Mr. Chan and Ms. Tsun used their positions to convert funds from the disposition of one of our properties and further conveyed ownership of two other properties owned by the company without our knowledge or consent. The defendants are seeking their fees and expenses incurred in connection with the action forth in the response and counterclaim.

We believe the lawsuit described above is meritless and we intend to vigorously defend against the claims and allegations in the complaint. Defending these actions may require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings or Form 8-K filings.

Share Based Compensation
On August 21, 2006, a total of 7,236,300 shares of common stock that are restricted for a period of one year under Rule 144 of the Securities Exchange Act of 1934 were issued with a total value of $922,595. The total share-based compensation cost has been recognized in results of operation and is included within the line item "Contractors' services" within the Interim Consolidated Statement of Operations and Comprehensive Loss as described elsewhere in this report.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the period covered by this report.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 5 - OTHER INFORMATION

On August 25, 2006 the Securities and Exchange Commission Office of the Chief Accountant delivered a follow up comment letter to the initial letter received on June 27, 2006 as previously described in our quarterly report for the period ending on June 30, 2006, requesting clarification to four of the answers we provided in our response. We have responded to each of the subsequent questions in a reasonable time and intend to file both of the responses on Edgar.

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


REPORTS ON FORM 8-K

On August 8, 2006, we filed an 8-K to report that we had completed the Plan of Merger and Reorganization with Excel Empire Limited deeming the agreement effective on August 1, 2006. We also reported that we would file an 8-K/A supplying the Audited Financial Statements and Pro-Forma statements in accordance with Item 310 of Regulation SB within the prescribed time.

On August 25, 2006, we filed an 8-K to report the dismissal of Hoi Ming Chan as our President and Chief Financial Officer. On the same 8-K we reported that Ken Chu our Chairman and CEO would assume the duties of Chief Financial Officer in the interim and that the position of President would remain vacant until a suitable candidate is found for each position.

On August 25, 2006 we filed an 8-K to report that we issued a total of 7,236,300 shares of common stock restricted for a period of one year under Rule 144 of the Securities Exchange Act of 1934 with a total value of $922,595, as stock based compensation for independent contractors that have provided services to the company.

Subsequent to the period covered by this report on November 7, 2006 we filed an 8-K to report that a complaint was filed against us by Hoi Ming Chan and Florence Tsun (the "plaintiff's") in the Court of Chancery of the State of Delaware and that a Stipulated Order Maintaining Status Quo was granted by the court until the case was litigated. In the same filing we reported that we had filed a response and counterclaim against the plaintiffs and that subsequently we reached a Mutual Settlement Agreement as described elsewhere in this report and, we also reported that as a result of the complaint filed against us, we entered into an agreement with Excel to amend the effective date of the acquisition of Excel from August 1, 2006 to a date to be set as soon as practicable after the complaint filed by the plaintiffs is settled or dismissed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    EMPIRE GLOBAL CORP.
                                                    (Registrant)



Date:  December 1, 2006.                       By: ____________________________
                                                   Ken Chu
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  December 1, 2006.                       By: ____________________________
                                                   Ken Chu
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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