Form 10QSB/A
period 2006-09-30
EMPIRE GLOBAL CORP.
filed 2006-12-04
CIK 1080319

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

                                TABLE OF CONTENTS
                                -----------------

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS (Pages F1 to F18)...........................  3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 22
ITEM 3.    CONTROLS AND PROCEDURES.......................................... 29

PART II    OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS................................................ 30
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...... 32
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................. 32
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 32
ITEM 5.    OTHER INFORMATION................................................ 32
ITEM 6.    EXHIBITS......................................................... 33



SIGNATURES.................................................................. 34

EXHIBIT INDEX............................................................... 35



                           EXPLANATORY NOTE

This Amendment No. 1 to form 10-QSB/A ("Amendment No. 1") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on December 1, 2006. This Amendment No. 1 is being filed for the purpose of correcting clerical and typographical errors in the form 10-QSB and have not affected the figures reported in the interim consolidated financial statements.


List of Changes in this Amendment No. 1
---------------------------------------

Table of Contents: This Form 10-QSB/A corrects the pagination in the table of contents on page 2, and

Pagination: The pages are now correctly numbered in order from 22 to 35,

Page F3: Note 2 Going Concern, corrects the number $1,351,647 from the incorrectly stated number $1,351,648 which was a typographical error, and

Page 24: ITEM 2 - MD&A. In paragragh 5 of the section LIQUIDITY AND CAPITAL RESOURCES, changes the incorrectly stated number of $1,935,453, to the correct amount of $1,934,869 which was a clerical error, and

Page 25: ITEM 2 - MD&A. In the first paragragh on the page changes the incorrectly stated number of $709,499 to the correct amount of $708,555 which was a clerical error.


This Form 10-QSB/A replaces the the previously filed 10-QSB.

PART I - FINANCIAL INFORMATION
-----------------------------------------------------

Information provided in this quarterly report on Form 10QSB/A may contain forward-looking statements within the meaning of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and increase in rental income from the Company's revenue producing real estate, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.


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

The Company has incurred losses for the nine month period ended September 30, 2006 amounting to $1,351,647 (2005 - $347,897). The Company's continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and successfully bringing about additional acquisitions and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds at terms acceptable to the Company, if at all, it will be unlikely that the Company will be able to continue as a going concern. The Company is planning to execute private placements and secure refinancing of its existing assets to generate sufficient capital resources to sustain its current and future operations.

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

                                   - F18 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB/A, as well as the financial statements in Item 7 of Part II of our Form 10-KSB/A for the fiscal year ended December 31, 2005 and related notes thereto. The following discussion contains forward-looking statements. Empire Global Corp. is referred to herein as "the Company", "we" or "our". The words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in its' primary markets; (b) regulatory factors, in the market which it operates, that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources".

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The statements made herein are as of the date of the filing of this Form 10-QSB/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.


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

During the nine month period ending September 30, 2006, we had $1,934,869 net cash provided by investing activities due to the disposition of the rental units at 3025 Kennedy Road in Toronto, Ontario compared to $2,991,894 used in investing activities over the same period last year when the same rental units were purchased.

Our net cash used in financing activities for the period covered by this report was $708,555 versus net cash provided by financing activities over the corresponding period in the previous year of $3,539,806 which was due to securing mortgages for four rental units acquired at 3025 Kennedy Rd. as well as a second mortgage on 501 Alliance Ave in Toronto. As previously described in this report, during the nine month period covered by this report, we paid expenses to contractors for services and we disposed of rental units at Kennedy Road in Toronto. The fees for contractor services were financed by the issuance of restricted shares of our common stock issued from treasury while proceeds of the disposition of the rental units were used to extinguish the mortgages on the units as well as repayments to a related party as described in our previously filed report on form 10-QSB for the period ended June 30, 2006

LIABILITIES
During the period covered by this report the second mortgage in the amount of $1,795,800 payable to Epireon Financial on 501 Alliance Ave., Toronto, Ontario which comes due on May 27, 2007 became payable in less than one year, therefore becoming a current liability. As a result our current liabilities through September 30, 2006 increased to $2,750,211 from $844,367 in the period ending June 30, 2006.

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

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB/A, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our controls and procedures also require that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB/A:

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