Form 10-K
EMPIRE GLOBAL CORP.
filed 2009-06-30
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2006.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

                       Commission File Number 000-50045

                             EMPIRE GLOBAL CORP.
              (Name of small business issuer in its charter)

          Delaware                                             33-0823179
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

648 Finch Ave. East, Suite 2, Toronto, Ontario                  M2K 2E6
(Address of principal executive offices)                      (Zip Code)

                               (647) 229-0136
                       (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock (par value $0.0001)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405
of the Securities Act.                                            Yes [ ] No [X]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]     	                   Smaller reporting company [X]
   (Do not check if a smaller
            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [ ] No [X]

The issuer had $0 in revenues for its most recent fiscal year.

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on December 31, 2006 is 9,796,900 shares with an aggregate market value of $587,814 based on the average closing bid and asked prices for the Common Stock on June 30, 2008 of $0.06 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3
ITEM 2.  DESCRIPTION OF PROPERTY..............................................11
ITEM 3.  LEGAL PROCEEDINGS....................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13
ITEM 6.  SELECTED FINANCIAL DATA..............................................17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................26
                            (Financial Statements - pages numbered as F1 to F26)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................52
ITEM 9A. CONTROLS AND PROCEDURES..............................................52
ITEM 9B. OTHER INFORMATION....................................................54

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........55
ITEM 11. EXECUTIVE COMPENSATION...............................................56
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................60
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................61
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................62
ITEM 15. EXHIBITS.............................................................63

SIGNATURES....................................................................66

PART I.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, including primarily our ability to fund future operations and investment opportunities until such time that our cash flows from operations are sufficient for these purposes, changing market conditions and the other risks and uncertainties described under "Risk Factors" and throughout this Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K.
We disclaim any intent or obligation to update these forward-looking statements.

Item 1. Description of business

The issuer, Empire Global Corp. ("the Company", "Empire") formerly named Tradestream Global Corp ("Tradestream") and Vianet Technology Group, Ltd ("Vianet") was organized as Pender International, Inc. ("Pender") under the laws of the state of Delaware on August 26, 1998.

A. BUSINESS DEVELOPMENT

In 2002, the Company established a business plan to import high-end furniture from Mexico for sale in the United States and Canada. This business was unsuccessful and abandoned. In July 2004 the Company formed a business plan to acquire undervalued small-to-medium size development stage companies.

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Empire. IMM owns 20 million shares of Armistice Resources Corp. a Canadian exploration company developing a gold mining interest in Northern Ontario.

On February 16, 2005, the Company acquired 100% of the stock of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Empire. Through Montebello, the Company entered into an agreement to jointly develop Pueblomex a new villa resort near Huatulco, Mexico.

In June 2005, Management revised its business to pursue technology based companies and to dispose of holdings that did not fit the new business strategy.

On June 17, 2005, the Company entered into an Agreement of Purchase and Sale of Stock pursuant to which it sold all of the issued and outstanding capital stock of IMM Investments, Inc., its wholly-owned subsidiary, to Blazing Holdings, Inc. an Ontario Corporation for $3,000,000 in exchange for a secured promissory note having a maturity date of June 30, 2010 (the "IMM Agreement"). On the same date, the Company entered into an Agreement of Purchase and Sale of Stock with Brookstreet Capital Corp. a Delaware Corporation pursuant to which it sold all of the issued and outstanding capital stock of Montebello Developments Corp., its wholly-owned subsidiary, for $250,000 in exchange for a secured promissory note having a maturity date of June 30, 2010 (the "Montebello Agreement").

On June 29, 2005, the Company amended its Certificate of Incorporation to change its name to Vianet Technology Group, Ltd. and on June 30, 2005 completed a 1-for-10 reverse stock split of its common stock. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which there were a total of 5,958,672 issued and outstanding shares of common stock of the Company. On July 1, 2005 and in conjunction with the change of the Company's name, the symbol under which the Company's common stock was eligible for quotation on the Over-The-Counter-Bulletin Board changed to "VTGL".

On July 7, 2005, the Company reached a preliminary agreement with VIANET Direct, Inc. VIANET Direct Inc. described itself as a registered broker dealer with the National Association of Securities Dealers, Inc. "NASD") whose products provide a real time, virtual, interactive, anonymous block trading system for all types of equity securities ("VIANET Direct"). The consummation of the merger was subject to standard closing conditions including, among other regulatory permits and approvals, the execution of a definitive merger agreement approved by the board of directors and the stockholders of each corporation. Since the Company and Vianet Direct were not able to agree upon the definitive terms and conditions of the merger or the due diligence procedures, the Board of Directors and the Management of the Company determined that the terms of the agreement were not in the best interests of its' shareholders and subsequently abandoned the transaction.

On July 22, 2005, the Company amended its Certificate of Incorporation to change its name to Tradestream Global Corp. and in conjunction with change, the symbol under which the Company's common stock was eligible for quotation on the Over-The-Counter-Bulletin Board changed to "TGLC".

On July 27, 2005 the Company reached a preliminary agreement to acquire Tradestream Global AG, a technology software provider to the investment community. The transaction was subject to execution of a definitive share exchange agreement, approval of the respective Boards of Directors, and shareholders of the Company. Management determined that the terms of the agreement were not in the best interests of it's shareholders and subsequently the parties agreed to terminate the transaction. This conclusion was formalized in a mutual Notice of Termination on August 29, 2005. The termination agreement provided that each party terminate and release the other from any liability and the performance of obligations, covenants, requirements and payments arising from and pursuant to, the previously executed Confidential Letter of Intent Agreement.

In August 2005, the Company discontinued the plan to pursue technology interests and reorganized the business view to acquire income producing real estate and commercial properties.

On September 21, 2005 the Company amended its Certificate of Incorporation to change its name to Empire Global Corp., and subsequently completed a 1-for-10 reverse stock split of its common stock effective September 29, 2005. As a result of this action, the holder of each share of the Company's common stock then owned one-tenth of one share of common stock after which the Company then had a total of 745,867 issued and outstanding shares of common stock.

On September 29, 2005, Brookstreet Capital Corp. notified the Company that it would not be able to make the first interest payment on its promissory note due on September 30, 2005 pursuant to the Montebello Agreement. The Montebello Agreement contained clauses where delivery of such notice was deemed an "Event of Default". Upon receipt of the above notice, the Company terminated the Montebello Agreement with Brookstreet Capital Corp. As a result, the Company disposed of the $250,000 Promissory Note from Brookstreet Capital Corp., terminated and cancelled the Montebello Agreement and Montebello Developments Corp. became a wholly owned subsidiary of the Company.

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

On October 12, 2005, the Company completed the private placement of 814,100 restricted shares of its common stock with a total value of $472,178 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

On October 27, 2005, the Company entered into a Plan of Merger and Reorganization with 501 Canada Inc. ("501") (the "501 Plan"), an Ontario corporation, to acquire a 100% interest in 501 Canada Inc. 501 reportedly owned and operated two revenue-producing commercial real estate properties in Toronto, Canada. Pursuant to the 501 Plan, the Company issued a total of 6,240,000 shares of common stock with an effective date of November 17, 2005 to the former shareholders of the 501. The 501 Plan provided for the survival of Representations and Warrantees for a period of 12 months from the effective date of the Plan.

On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. On completion, the shareholders of Excel would receive a total of 36,400,000 restricted shares of Company common stock in exchange for 100% of the issued and outstanding stock of Excel.

On July 1, 2006, our board resolved to amend the Excel Plan first entered into on November 4, 2005 to become a Share Purchase Agreement. The amended Plan required that Excel provide financial statements in accordance with US GAAP.
The board also resolved to issue 7,236,300 shares of common stock to independent contractors for the payment of fees for services provided to the Company. The services included developing financial templates and guidelines translated into Chinese to assist Excel in submitting the required financial statements. The Excel Plan was subject to auditing of the financial statements of Excel and the final approval of the respective Boards of Directors, and the shareholders of the Company. Excel did not provide financial statements in satisfactory form.

On August 21, 2006, at a properly convened meeting of the Board of directors, the board resolved to issue 7,236,300 shares restricted shares of common stock in lieu of cash to independent contractors for the payment of fees for services provided to the Company over the period between December 2005 and June 2006. The work involved paralegal and accounting work in preparation of both the 501 and the Excel Plans as well as preparation of Company filings and general administrative work.

On July 24, 2006, our Audit Committee uncovered inconsistencies in the disposition of certain properties acquired by the Company in the 501 Plan and accordingly notified the former shareholders of 501 of these inconsistencies. On August 29, 2006 the Company informed the former shareholders of 501 Canada Inc. that the inconsistencies uncovered by our Audit Committee were material breaches of Representations and Warrantees made by the former 501 shareholders in the 501 Plan. The Company notified the former shareholders of 501 about these inconsistencies in writing and provided 30 days to respond or remedy the concerns in accordance with Survival of Representations and Warrantees clause of the 501 Plan. Rather than responding to the inconsistencies identified, the former shareholder and his spouse commenced legal action in Court of Chancery of the State of Delaware on September 6, 2006. On October 6, 2006 within the time period prescribed by the terms of the 501 Plan the Company delivered a written notice of the breaches of specific Representations and Warrantees of the 501 Plan and advised the counterparties of our intention to terminate and rescind the 501 Plan. On October 24, 2006 a Stipulated Order to Maintain Status Quo was granted by the Court of Chancery. On March 6, 2007 the legal action was dismissed and the Stipulated Order Maintaining Status Quo was vacated.

On January 3, 2007, in order to assess the collectibility of the Promissory Note received pursuant to the IMM Agreement the Company delivered a due diligence questionnaire to Blazing Holdings Inc. Blazing ignored the request and subsequently the Company followed up with a demand for information and notice of default on July 3, 2007. Blazing ignored the second request as well. The IMM Agreement contained clauses where such abandonment was deemed an "Event of Default". Therefore, the Company disposed of the $3,000,000 Promissory Note from Blazing Holdings Inc. and re-acquired 100% of the issued and outstanding shares of IMM Investments Inc. Thus, the Company delivered a Notice of Termination where the Company notified Blazing Holdings Inc. that it had opted to exercise its right to reacquire and become the owner of 100 shares (100% of the issued and outstanding stock) of IMM Investments Inc. (pledged security for the loan) (the "IMM Shares") and terminate the IMM Agreement.

On October 1, 2007 at a properly convened meeting of the Board of Directors, the board resolved to rescind the Agreement of Merger and Reorganization with 501 Canada Inc. dated October 27, 2005; and also the Share Purchase Agreement between Pender International (now Empire) and Blazing Holdings dated June 17, 2005. On the same day, the Company formerly terminated and rescinded the 501 Plan and cancelled the 6,240,000 common shares of the Company issued to the shareholder of 501, as a result, the shares of 501 amalgamated with EGAC are returned to the former shareholder. And also on the same day formerly terminated and rescinded the IMM Agreement. Since no consideration was given to Pender (Empire) in the IMM Agreement and the Promissory Note was secured by the shares of IMM, the Company took back ownership of IMM Investments Inc. and restored the values on the Company's books and records. The Company filed Articles of Revival for IMM Investments Inc. with the Province of Ontario and the corresponding annual tax returns for IMM with both the Province of Ontario and the Government of Canada. Therefore, IMM Investments Inc. became a wholly owned subsidiary of the Company.

On November 5, 2007 at a properly convened meeting of the Board of directors, the board resolved to issue 3,378,900 restricted shares of common stock in lieu of cash to independent contractors for the payment of fees for services provided to the Company over the period between July 2006 and September 2007. The work involved responding to the legal action taken by the former shareholders, preparation of Company filings and general administrative work.

Between November 2007 and April 2008, Management undertook an onsite investigation of the financial condition of Excel. Based on the results provided by Excel, Management determined that the transaction was significantly devalued and that it was unlikely that Excel would be capable of maintaining proper financial statements required by the company for its continued disclosure requirements. As a result, the Company resolved that it was in the best interest of the shareholders to rescind the Excel agreement. Therefore, at a properly convened meeting of the board on May 5, 2008 the Board of Directors resolved to cancel 36,400,000 shares of common stock issued and held in escrow for the shareholders of Excel.

On May 5, 2008 at a properly convened meeting of the Board of directors, the board resolved to issue 3,000,000 restricted shares of common stock to a private investor for a $200,000 private placement. The funds are to be used to bring the outstanding financial filings into good standing. Also, on the same date the board resolved to pay fees of $125,000 due to independent contractors for work involved in the rescission of the Blazing Holding Inc. agreement and recovery of IMM Investments Inc. and the preparation and filing of IMM tax returns in Canada, as well as paralegal and litigation work leading to the dismissal of legal actions against the company launched in Delaware and Ontario. The Company issued 2,500,000 restricted shares of common stock of the Company in lieu of cash.

B. BUSINESS DESCRIPTION

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Empire Global Corp. (together with its subsidiaries, the "Company") is a diversified holding company seeking to acquire and operate income producing businesses that have a good prospect for growth. The Company's goal is to create, through acquisition, disposition and operation an ownership position in income producing properties servicing commercial business tenants as well as Hotel, Tourism and Leisure Travel business operators internationally.

As of December 31, 2006, the Company did not have interests in any properties. The Company intends to prudently develop on a speculative basis as opportunities warrant and will seek to expand its operations into new markets in addition to its primary target markets. When considering entry into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

Due to disappointing business results leading to the rescission of the previously referenced agreements, we have not been satisfied with our business plan or original plan of operation. We endeavor to identify and negotiate with an established business entity with a view to merge target businesses or alternatively acquire properties either compatible with our initial business plan or a business related to the resources industry in line with assets held by our subsidiary IMM Investments Inc. In certain instances, a target business may wish to become a subsidiary or may wish to contribute assets rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Our Management believes that being a reporting company with a class of publicly-traded securities has certain apparent benefits. These apparent benefits may include: exposure to capital markets; the ability to use its registered securities to acquire assets or businesses; greater ease in subsequently raising capital or borrowing from financial institutions; stockholder liquidity; enhanced corporate image in the financial community and compensation of key employees through stock options.

We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict if we will enter into a definitive agreement with any specific company or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

The distribution of our services is at the discretion of our Management and Advisory Board. Our team seeks out prospective companies and properties and in some cases our team has been sought out by counterparts that feel that Empire's operations would assist them to reach their goals. Each prospect company or property is analyzed by our Management and Advisory Board, after which the decision is made as to whether or not the prospect would serve the best interests of our shareholders.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

During the past fiscal year the Company has announced that it has rescinded the previously announced Agreement of Purchase and Sale of IMM Investments Inc. to Blazing Holdings Inc. as well as the rescission of the Plan of Merger and Reorganization with 501 Canada Inc. and the cancellation of shares issued pursuant to the Plan of Merger and Reorganization with Excel Empire Limited as amended. Empire is a holding company with a view to acquire undervalued small-to-medium size development stage companies or in the alternative, take direct ownership in revenue producing businesses.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company seeks opportunities primarily located in North America. There are numerous other competitors within the market area for which the Company will prospect. The competitive conditions in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources.

SOURCES AND AVAILABILITY OF SUPPLIES

The Company has taken a broad view to delineate opportunities in international markets where the supply of target properties and businesses are abundant. For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. During the period covered by this report Anslow and Jaclin, LLP acts as our legal counsel and our new Certified Public Accountant is Bernstein and Pinchuk, LLP.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

As of the end of the period covered by this report Empire does not have any holdings in income producing commercial properties. Empire will continue to seek new potential acquisition targets to develop a portfolio of assets in conjunction with our plan of business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Empire Global Corp. does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Currently, there is no need for Government Approval for its products or services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

Currently there is no effect on us of existing or probable governmental regulations on the business.

RESEARCH AND DEVELOPMENT COSTS

During the years ending December 31, 2005 and 2006 the Company has spent approximately $1,500,000 on consulting and research and business development. None of the cost and expense arising from research and development activities is borne directly by its customers. The Company bears all research and development costs internally.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Empire is not directly affected by any environmental laws, but may indirectly be affected if a subsidiary company project or property falls under the scope of any Federal, State and Local environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

Empire currently has no employees and one active independent contractor agreement. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

C. RISK FACTORS

Each of the following risk factors and the other information in this Annual Report, including the consolidated financial statements and the related notes, should be considered in evaluating Empire's business and prospects. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occurs, our business may be significantly harmed and the trading price of Empire's Common Stock could be adversely affected.

1. BUSINESS RISKS

LIMITED OPERATING HISTORY AND LOSSES

Empire has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Our limited operating history makes evaluation of future success or failure difficult to assess. Continuing losses may cause Empire to suspend or cease operations.

LIMITED FINANCIAL RESOURCES

Empire currently has few assets, liabilities, and limited financial resources. This will most likely result in Empire incurring a net operating loss that will increase continuously until Empire can consummate a business combination with a target business. There is no assurance that Empire can identify such a target business and consummate such a business combination and our limited funds may not be adequate to take advantage of any available business opportunities that present themselves. Even if Empire's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with a target business, such funds will clearly not be sufficient to enable it to exploit the business opportunity. Thus, the ultimate success of Empire will depend, in part, upon its availability to raise additional capital. If Empire requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, Empire has not investigated the availability, source, or terms that might govern the acquisition of the additional capital that is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to Empire. If not available, Empire operations will be limited to those that can be financed with its modest capital.

We do not have cash on hand to acquire additional assets or to create an operating revenue stream sufficient to cover operating expenses or pay our outstanding liabilities. We will require significant new capital in order to execute our strategic plan and believe that this capital will only be available through the sale of debt or equity securities. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain financing, we believe that the terms of such arrangements will result in an offering that is highly dilutive to existing shareholders because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

NO CURRENT AGREEMENTS

Empire currently has no arrangements or understanding with respect to a proposed business combination with a specific entity. There can be no assurance that Empire will be successful in identifying and evaluating suitable target businesses or business opportunities or in concluding a business combination. Empire does not have an established operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or deemed that without which Empire would not consider a business combination with such target business. Accordingly, Empire may enter into a business combination with a target business having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that Empire will be able to negotiate a business combination on terms favorable to Empire.

REPORTING REQUIREMENTS

Reporting requirements may delay or preclude any merger or acquisition, which may adversely affect Empire's business. Empire is required to provide certain information about significant acquisitions including audited financial statements of the target business. Obtaining audited financial statements are the economic responsibility of the target business. The additional time and costs that may be incurred by some potential target businesses to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Empire. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target business's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to Empire at the time of effecting a business combination. In cases where audited financials are unavailable, Empire will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a target business might prove to be an unfavorable one for Empire.

REGULATION UNDER THE INVESTMENT ACT OF 1940

If Empire engages in business combinations that would result in Empire holding passive investment interests in a number of entities, Empire could be subject to regulation under the Investment Company Act of 1940. In such event, Empire would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Empire has obtained no formal determination from the Securities and Exchange Commission as to the status of Empire under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject Empire to material adverse consequences.

2. COMPETITIVE RISKS

LIMITED TARGET OPPORTUNITIES

Empire is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business opportunities. A large number of established and well-financed entities are active in mergers and acquisitions of target businesses that may be merger or acquisition target candidates for Empire. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Empire and, consequently, Empire will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Empire will also compete in seeking merger or acquisition candidates with other small public companies, some of which may also have funds available for use by an acquisition candidate.

INFLATION, DEFLATION and CURRENCY FLUCTUATIONS

Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on Empire's business in those countries, including the ability to obtain financing and repay debts. Significant inflation or deflation could have a material adverse effect on Empire's business, operating results, liquidity and financial position.

COMPETITION FOR PERSONNEL

Empire may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy. Empire's future success depends largely upon the continued service of its Board members, executive officers and other key contractors. Empire's success also depends on its ability to attract, retain and motivate other qualified personnel. Empire may have particular difficulty attracting and retaining key personnel as a company with no or minimal assets and financial sources. The loss of one or more of its key personnel or its inability to attract, retain and motivate qualified personnel could negatively impact Empire's ability to locate and acquire a target business.

3. ACQUISITION RISKS

MANAGEMENT CHANGE

Current management of Empire may change and there may be a change in control of Empire as a result of the acquisition of a target business. A business combination involving the issuance of Empire's Common Stock will, in all likelihood, result in shareholders of a target business obtaining a controlling interest in Empire. Any such business combination may require Empire's management to sell or transfer all or a portion of Empire's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in Empire's control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in Empire's future affairs.

TARGET SELECTION

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.

We expect to explore opportunities to buy other businesses or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:

a. problems assimilating the purchased operations, technologies or products;
b. unanticipated costs associated with the acquisition;
c. adverse effects on existing business relationships with suppliers and customers;
d. risks associated with entering markets in which we have no or limited prior experience; and
e. potential loss of the purchased organization's or our own key employees.

We cannot provide any assurance that we would be successful in overcoming problems encountered in connection with such acquisitions and our inability to do so could significantly harm our business

4. STOCK MARKET RISKS

STOCK PRICE VOLATILITY

Our common stock is quoted on the Over-the-Counter Pink Sheets ("OTC-PK") and is traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-trading. An established public trading market for our common stock may never develop or, and if developed, it may not be sustained. The OTC-PK is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

The stock market in general and the stock prices of Empire's Common Stock in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Empire's Common Stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if Empire's Common Stock continues to be thinly traded. Factors that may have a significant impact on the market price of Empires Common Stock include:

a. announcements concerning Empire or its competitors, including the negotiation for or acquisition of a target business;
b. announcements regarding financial developments;
c. government regulations, including stock option accounting and tax regulations;
d. acts of terrorism and war; or
e. rumors or allegations regarding Empire's financial disclosures or practices.

CLOSELY HELD COMPANY STOCK

A small number of Empire's stockholders own a substantial amount of Empire's Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Empire's Common Stock could drop significantly. Because Empire's officers and directors combined own more than 21% of the outstanding shares of Common Stock, they will be able to decide who will be directors and any other stockholders may not be able to elect any directors. In addition, other stockholders also own substantial amounts of shares of Empire's Common Stock. Sales of a large number of shares of Empire's Common Stock or even the availability of a substantial number of shares for sale could have a negative effect on the price per share of Empire's Common Stock, particularly if the Common Stock continues to be thinly traded.

DILUTION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the share value of Empire's Common Stock may increase or decrease, perhaps significantly.

"PENNY STOCK" RULES

Our common stock may be deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges.

Trading in Empire's securities is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules. These rules govern how broker-dealers can deal with their clients and "penny stocks". The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in Empire's securities, which could severely limit the market price and liquidity of our Common Stock.

Item 2.	Description of Property.

Empire currently does not maintain a principal executive office. Empire's mailing address is 648 Finch Ave. East. Suite 2, Toronto, Ontario, M2K 2E6, Canada. Other than this mailing address, Empire does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. Empire pays no rent or other fees for the use of the mailing address.

It is likely that Empire will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Note: Mining Operations:

Although Empire does not engage in mining operations, our wholly owned subsidiary IMM has made an investment in Armistice Resources Corp. which does. However, our investment in Armistice does not deem us a controlling entity. Armistice Resources Corp. is a reporting Canadian company and information about its business can be found on the System for Electronic Document Analysis and Retrieval (SEDAR) developed in Canada for the Canadian Securities Administrators (www.sedar.com).

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business. The Company and Management believe that, after consultation with counsel, the allegations against the Company included in the claims described below may be subject to substantial legal defences, and the Company is vigorously defending each of the allegations. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these claims, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

Pending Legal Matters

Directly affecting the Company

On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts against 16 co-respondents including the Company for unknown loses claimed by Advanced in its dealings with an unknown and unrelated entity or person (the "unrelated entity"). Advanced alleges that this unrelated entity, in a private transaction with Advanced, may have promised to exchange shares of the Company that the unrelated entity had claimed to have owned. The Company has never been a party to any dealings with Advanced or the unrelated party and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. Although the claim remains a live issue, Advanced has made no attempt to further its claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome, which remains unresolved, will have a material adverse affect.

Indirectly affecting the Company

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender") and subsequently issued a Statement of Allegations against the respondents on December 21, 2004. The Company is aware of the proceedings; however, is not a respondent to these proceedings. The order was purportedly issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 27, 2004 and November 19, 2004. The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company.

On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive is challenging the charges and has filed consent to committal to trial. The date for trial has been set down to begin on September 8, 2009.

Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").

Legal Matters Settled or Dismissed

1. On November 26, 2007, the Company and Research Capital Corporation ("Research") a broker/dealer in Ontario entered into a Settlement Agreement pursuant to a claim initiated by Research on September 9, 2005. Accordingly, the matter was dismissed by Madame Justice Bennett of the Ontario Superior Court of Justice.

2. The complaint filed on September 6, 2006 in the Court of Chancery in the State of Delaware against the Company, and its management Ken Chu, Vic Dominelli and Xu Bing was abandoned by Hoi Ming Chan and his wife Florence Tsun (the shareholders of 501 Canada Inc.). Accordingly the claim was dismissed and subsequent Stipulated Order Maintaining Status Quo was vacated by Chancellor Strine of the Court of Chancery.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

REPORTS TO SECURITY HOLDERS
The Company is not required to deliver an annual report to security holders and does not plan to voluntarily deliver a copy of the annual report to the security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information including our 10-K, 10-Q and all other forms that are or may become applicable with the SEC. We file reports electronically with the Securities and Exchange Commission. Our public disclosure protocol complies with the requirements set forth by the Securities and Exchange Commission. Over the course of the past fiscal year we have filed several Form 8-Ks as described in Item 13 of this report and quarterly reports 10-QSBs, these forms are attached as exhibits at the end of this report.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is (http://www.sec.gov). In compliance with the Securities and Exchange Commission, all press releases and SEC filings are also available on our website (http://www.emgl.us).

PART II

Item 5. Market for common equity and related stockholder matters

MARKET INFORMATION

Our common stock is quoted on the Over the Counter Pink Sheet Quotation System (OTC-PK), which is a network of security dealers who buy and sell stock. We were listed and became eligible for trading on the OTCBB on March 4, 2004 and the first electronic trade of our stock occurred on October 14, 2004. We now trade under the symbol, EMGL.PK (formerly EMGL.OB, TGLC.OB, VGTL.OB, and PNDR.OB). Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

2004                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.000        $  0.000
April 1 - June 30                                   0.000           0.000
July 1 - September 30                               0.000           0.000
October 1 - December 31 - pre forward split (1)     0.310           0.280
October 1 - December 31 - post forward split (1)   11.650           0.040

2005                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  6.751        $  0.170
April 1 - June 30 - pre reverse split (2)           0.263           0.086
July 1 - September 30 - post reverse split (2)      1.050           0.290
July 1 - September 30 - pre reverse split (3)       1.050           0.290
October 1 - December 31 - post reverse split (3)    3.000           0.800

2006                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.07         $  0.170
April 1 - June 30                                   0.263           0.086
July 1 - September 30                               1.050           0.290
October 1 - December 31                             3.000           0.800

(1) 7 for 1 forward split of our common stock on July 13, 2004
(2) 1 for 10 reverse split of our common stock on June 17, 2005
(3) 1 for 10 reverse split of our common stock on September 15, 2005

SHAREHOLDERS

As of June 1, 2009, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

DIVIDENDS

On July 26, 2004, shareholders of record on that date became entitled to receive a stock dividend of six new shares of common stock of the Company for each one share held pursuant to a forward split approved by the Board of Directors of the Company on July 12, 2004.

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

DESCRIPTION OF SECURITIES

As of December 31, 2006, there were 9,796,900 shares of common stock, of 0.0001 par value, issued and outstanding and at least 9,090,400 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. These are restricted because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

1 for 10 Reverse Split
On September 30, 2005, we completed a 1 for 10 reverse split of our common stock. We filed a notice under rule 10b-17 with NASD of our intention to effect the reverse split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares are rounded up to the nearest whole shares.

1 for 10 Reverse Split
Effective June 30, 2005, we completed a 1 for 10 reverse split of our common stock. We filed a notice under rule 10b-17 with NASD of our intention to effect the reverse split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares are rounded up to the nearest whole shares.

7 for 1 Forward Split
On July 23, 2004, the Board of Directors approved a 7 for 1 forward split of our common stock. We filed a notice under rule 10b-17 with NASD on July 13, 2004 of our intention to effect the forward split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares are rounded up to the nearest whole shares. The common stock dividend payment date was July 26, 2004 to stockholders of record as at July 23, 2004. The common stock dividend increased the registrant's issued and outstanding number of shares of common stock to 57,498,000 shares.

On September 21, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 80,000,000 to 400,000,000. On the same day the increase was approved by the holders of a majority of the issued and outstanding shares of common stock, and a Certificate of Amendment was filed with the State of Delaware.

On December 28, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company to decrease the number of authorized common shares from 400,000,000 to 80,000,000. On the same day the increase was approved by the holders of a majority of the issued and outstanding shares of common stock, and a Certificate of Amendment was filed with the State of Delaware.

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

Pursuant to the stock plan, 1,000,000 shares of common stock, par value $0.0001 per share, of Empire Global Corp., may be issued upon the exercise of stock options or stock grants. Consultants, Advisors, Employees and Directors, to the Company, or any of its subsidiary corporations, shall be eligible for participation in the Stock Plan. Each person or entity acquiring shares of Common Stock pursuant to the Stock Plan shall be acquiring such shares for investment purposes only, and in lieu of cash compensation for services rendered to the Company. A Compensation Committee appointed by the Board of Directors shall determine the manner in which each option or stock grant shall be exercisable and the timing and form of the purchase price to be paid by a grantee upon the exercise of an option or stock grant under the Stock Plan. To the extent provided in the option agreement, payment of the purchase price may be in cash, part in cash, part by personal promissory note or in lieu of payment for services performed. There are no restrictions on the resale of securities purchased under the Stock Plan. The Stock Plan is not qualified under Section 401(a) of the Internal Revenue Code.

On July 26, 2005, options to purchase up to a total of 1,000,000 shares of common stock were granted at an exercise price of $0.50 per share to two consultants pursuant to Consulting Services Agreements entered into with the Company to perform research and analysis work with respect to business planning in the potential acquisition of technology based companies. The shares were issued in lieu of payment for services performed or to be performed. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act. More details of the Stock Plan and the shares issued pursuant to these consultant agreements can be found on Form S-8 filed on July 27, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

There are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings or Form 8-K filings.

Share exchange - IMM Investments Inc.

On July 9, 2004, the Company acquired 100% of IMM Investments Inc., thus making IMM a wholly owned subsidiary of the Company. The Company acquired IMM from KJ Holding Inc. an Ontario Corporation owned by Kalano Jang father of our former Chairman Kalson Jang, by issuing KJ Holding Inc. 3,000,000 (21,000,000 post-split) restricted shares of the Company in exchange for 100% of the issued and outstanding stock in IMM. Details of this transaction are available on the Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc. and the Form 8-K/A filed on December 3, 2004 to amend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

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

On August 21, 2006, Empire completed a private placement of 7,236,300 shares of its common stock. The Company agreed to issue a total of 7,236,300 shares of common stock with a total value of $922,595 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

On November 26, 2006, Empire completed a private placement of 1,000,000 shares of its common stock. The Company agreed to issue a total of 1,000,000 shares of common stock with a total value of $127,495 to First Federal Group in exchange for the cancellation of debt owed by the Company for funds advanced for payment to SF Group our former Certifying Public Accountant and rent for use of office space in New York.

Sale of Shares, Private Placements, Cancellation of Debt Subsequent to Period Subsequent to the period covered by this report, on November 5, 2007, Empire completed a private placement of 3,378,900 shares of its common stock. The Company agreed to issue a total of 3,378,900 shares of common stock with a total value of $405,468 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

Subsequent to the period covered by this report, on May 5, 2008, Empire completed a private placement of 5,500,000 shares of its common stock. The Company agreed to issue a total of 3,000,000 shares of common stock with a total value of $200,000 to a private investor for a cash investment to the company, as well as 2,500,000 shares of common stock with a total value of $250,000 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

The shares issued in each private placement are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Each investor is an "accredited investor" under the Act, and no form of general solicitation or general advertising was conducted in connection with the private placements.

Each of the certificates representing shares of the Company's common stock issued in each private placement contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act.

Share Exchange - Empire Global Acquisition Corp. (Returned and Cancelled)
On October 27, 2005 Empire Global Corp. acquired 100% of 501 Canada Inc. ("501") through its wholly owned subsidiary Empire Global Acquisition Corp. ("EGAC") Empire acquired 501 from the former shareholders of 501 by issuing to these former shareholders 6,240,000 (post-split) restricted shares of Empire in exchange for 6,240,000 shares of EGAC that were acquired by the former 501 shareholders in exchange for 100% of the issued and outstanding stock in 501. Details of this transaction are available on the Form 8-K filed on November 3, 2005 to announce the acquisition of 501 Canada Inc. and the Form 8-K/A filed on November 3, 2005 to amend the Form 8-K filed on November 3, 2005. Audited financial statements required under SEC regulations were attached and amended as exhibits on the report Form 8-K/A. The agreement was contingent upon the survival of material representations made by Hoi Ming Chan on October 27, 2005. As a result of material misrepresentations made by Hoi Ming Chan which were discovered post completion, the Company delivered a written "Notice of Termination" to Hoi Ming Chan within the prescribed time as specified in the Plan of Merger and Reorganization with 501 Canada Inc. The agreement to acquire 501 Canada Inc. was rescinded on October 1, 2007 by the Company and the 6,240,000 shares were cancelled. The Consolidated Statement of Shareholders' Equity was given retroactive treatment to recognize the effect of the cancellation of 501 Canada Inc.

Share Exchange - Excel Empire Limited (Returned and Cancelled)
On November 22, 2005 the Company instructed its transfer agent to issue shares pursuant to the Plan of Merger and Reorganization with Excel Empire Limited ("Excel")(the "Excel Plan"). The shares where issued as consideration for the shares of Excel to be acquired pursuant to the Excel Plan. The shares were to be delivered upon closing and the effective completion of the Excel Plan. The closing of the plan was defined as "5 pm on November 4, 2005" however; the effective date is specified as "upon filing of a Certificate of Merger with the Secretary of State of the State of Delaware". The agreement was amended on July 1, 2006 and was contingent upon the survival of termination provisions. Since the conditions of closing were not met during the period covered by this report a Certificate of Merger has not been filed with the Secretary of State of the State Delaware as required pursuant to the Excel Plan. Excel neglected to provide financial statements as required, as a result, the Company delivered a written "Notice of Termination" to Xu Bing within the prescribed time period as specified in the Plan of Merger and Reorganization with Excel Empire Limited as amended. On May 5, 2008, Empire announced the cancellation of the 36,400,000 shares issued pursuant to the Plan of Merger and Reorganization with Excel Empire Limited as amended.

REGISTRATION STATEMENTS

On July 27, 2005 Empire issued 500,000 shares each by way of S-8 registration to two consulting firms for an aggregate total of 1,000,000 (pre-split) shares of its common stock. The consulting firms were engaged to assess and make recommendations with respect to the Company's plans to enter into a merger and reorganization with Vianet Direct, Inc. and subsequently Tradestream Global, AG. Five Hundred Thousand (500,000) of these shares were subsequently subject to a stop transfer and were the subject to legal proceedings that have been settled as described elsewhere in this report.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT

No stock repurchases were made by Empire or affiliated purchasers in a month within the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's discussion and analysis


FORWARD-LOOKING STATEMENTS

This management discussion and analysis of financial condition and results of operations ("MD&A") on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this MD&A on Form 10-K are forward-looking. We use words such as anticipate, believe, expect, future, intend, plan, aim, project, estimate, will, should, could and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to acquire a target business and raise sufficient working capital and the impact of foreign exchange fluctuations, changes in global economic conditions and consumer spending. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the outcome of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in Item 1(C) of Part I, "Risk Factors", which describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

GENERAL

Empire was incorporated in the state of Delaware on August 26, 1998. Our principal executive office is located in Toronto, Canada. Our operations from activities in 2005 and in the first three quarters of 2006 consisted of activities related to our investment in income producing commercial real estate properties based in Toronto, Canada. In 2006, the Company investigated concerns about the dismal performance of these assets and subsequently found grounds to terminate and rescind the agreement to acquire these assets. The Company abandoned the operations as of the end of the third quarter of 2006.

On July 9, 2004 we acquired 100% of the shares of IMM Investments Inc. ("IMM"), an Ontario Corporation. IMM owns 5 million shares of common stock of Armistice Resources Corp. Warrants to purchase an additional 5 million shares expired in August 2008. Armistice shares trade on the Toronto Stock Exchange under the symbol AZ. On June 17, 2005, our previous management entered into an agreement to dispose of the shares of IMM in exchange for a promissory note. Empire received no cash or other consideration. Subsequent to the period covered by this report, the purchaser failed to respond to our requests for disclosures, and therefore abandoned the agreement. This was deemed an Event of Default and as a result we rescinded the agreement and recovered the shares of IMM Investments Inc. Accordingly, the Company filed the appropriate documents and tax returns with both the Ministry of Finance in Ontario and Canada Customs and Revenue Agency reflecting the ownership of IMM. IMM is now a wholly owned subsidiary of the Company. The 5 million common shares plus 5 million common share warrants of Armistice owned by IMM are currently held in escrow as a result of certain legal proceedings related to events involving our former management as described elsewhere in this report. At time of this report, it is unknown if the Company will recover these assets.

The Company's auditors have issued an opinion on our ability to continue as a going concern. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its obligations. This is because the Company has not generated any revenues and no revenues are anticipated until it begins operations from a new business plan. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing under the caption "Financial Statements and Supplementary Data."

PLAN OF OPERATION

At December 31, 2006 we had no cash and approximately $949,272 in assets. Our cash flow requirement for the twelve-month period from January 2007 to December 2007 was $507,000. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                            Amount (USD)
                                                      ------------

General and administrative expenses:
Consulting and Wages                                  $     50,000
Accounting                                                  80,000
Legal                                                       50,000
Office and General                                           2,000
                                                      ------------
Total General and Administrative                      $    182,000

Accounts payable due                                       325,000
                                                      ============
Total                                                      507,000
                                                      ============

Empire Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $182,000 is based on the actual expenses incurred during the two most recent years. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent years.

Empire Consolidated Current Accruals Due:
The balance of the current accounts payable at December 31, 2006 due to various parties for services rendered was approximately $325,000. Terms on these accruals vary but they are all currently due on demand. On November 5, 2007 the Company issued 3,378,900 shares for payment of debts owed by the Company, of which 2,061,138 were allocated to pay $247,337 of the accounts payable due at December 31, 2006.

Empire Additional Working Capital:
Additional working capital is not currently assessable since the Company is seeking business opportunities but has not entered into any arrangement or agreement. Therefore, the amount of working capital cannot be determined, if any, at this time.

The company plans to fund the above operations, with loans and advances from our current management and to execute private placements with related and other parties over the next twelve months.

CASH INFLOWS:

Research and Development:
The Company's plan of operation for the subsequent twelve months is actively seeking an acquisition or new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or that may wish to utilize the public marketplace in order to raise additional capital to expand their business, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We are not limiting our search for business opportunities to any particular industry; therefore, our management may not be experienced in matters relating to the business of any such target and will rely upon its own reasonable efforts in accomplishing our business purposes. The Company may employ outside consultants or advisors to assist in the search for qualified target companies in which case any outside consultants or advisors fees will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

In analyzing prospective business opportunities, management may consider factors such as:

a. financial strength and quality of managerial resources;
b. history of operations, if any;
c. the available empirical and technical data;
d. the availability of audited financial statements;
e. the nature of its present business and future prospects;
f. specific risk factors associated with the proposed activities;
g. the potential for profit, growth or expansion;
h. the perceived public recognition or acceptance of products, services, or trades;
i. public identity; and other relevant factors.

Our Management does not have the capacity to conduct exhaustive due diligence of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer control the Company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. Although there can be no assurance that a market for our common stock will develop or be sustained, the issuance of additional securities and their potential sale into any trading market may depress the market value of our securities in the future.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to give specific attention to the overall dilutive effect such a transaction would have on existing shareholders in exchange for the target business. Any merger or acquisition effected by us may have a dilutive effect on the percentage of shares held by our stockholders at such time, therefore, depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a lesser percentage ownership interest in Empire.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date of this report, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Readers of this Annual Report are encouraged to refer to our filings with the SEC to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) as previously described in this report that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

OPERATIONS REVIEW

We have no cash to satisfy our working capital needs for the next year, therefore, over the subsequent twelve months we plan to seek new business opportunities. We anticipate funding our working capital needs through the issuance of common stock to independent contractors, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the subsequent twelve months, no assurance can be given that we will be able to raise sufficient funds to meet our cash requirements.

We are not currently conducting and do not anticipate conducting any research and development activities in the foreseeable future. If we enter into a new business opportunity, we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

We anticipate continuing to rely on equity sales of common shares or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2006, is $32,500. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Overall Results of Operations
The historical financial information about the Company upon which to base an evaluation of our performance has been interrupted by a number of failed business ventures. Accordingly, comparisons with prior periods are not meaningful. As described in Note 6 to the Consolidated Financial Statements presentation of certain prior period amounts have been reclassified to segregate discontinued operations from continuing operations so that both years are comparative.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

For the year ended December 31, 2006, we had a net loss from continuing operations of $229,863 or a $0.03 net loss per share, which was a decrease of $242,315 in net loss from our net loss of $472,178 or a $0.07 net loss per share from continuing operations for the year ended December 31, 2005. Our losses resulted primarily due to costs and fees associated with the acquisition and subsequent rescission of 501 Canada Inc. and Excel Empire Limited which were reported as discontinued operations.

Revenues
Prior to reorganization of the Company in 2005 we had no revenue and as a result of the rescission of the 501 Plan and the IMM Agreement the Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business opportunity.

Expenses
General and administrative expenses represented the bulk of our net operating results. The expenses relating to continuing operations decreased approximately 50% from $472,178 in 2005 to $229,863 in 2006. The Company also incurred expenses related to discontinued operations of $1,092,036 the details of which are found in Note 6 to the Consolidated Financial Statements and elsewhere in this report.

During 2006, we issued 7,236,300 restricted common shares to accredited investors, in exchange for the elimination of $922,595 of recorded expenses and an additional 1,000,000 shares for the elimination of recorded expenses of $127,495 consisting of $30,000 of advances by a related party and $97,495 of prepaid office expenses for the fiscal year 2007. During the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses are anticipated to be incurred for continued legal proceedings and active pursuit of new viable business ventures.

Net Income/Loss
The Net loss of $1,102,996 recorded for the year ended December 31, 2005 included loss from discontinued operations of $630,818 incurred during the fiscal year 2005. The loss associated with continued operations in 2005 was $472,178 versus a net loss of $229,863 for continuing operations for the year ended December 31, 2006. The loss is due to the costs associated general and administrative expenses.

Assets and Liabilities

Assets
At December 31, 2006 we had no cash and our total assets were $949,272.

Liabilities
Our current liabilities of continuing operations at December 31, 2006 were $357,150 versus no liabilities from continuing operations in 2005. These liabilities are primarily accounts payable and advances from related parties. At September 30, 2006, we ceased operations of 501 Canada Inc. therefore, the mortgages and outstanding liabilities of the discontinued operations of $8,237,629 segregated on the balance sheets in 2005 are attributed to the 501 assets previously acquired by the Company and are no longer recorded.

Results of discontinued operations
During 2004, we operated our subsidiaries as continuing operations. During 2005, we abandoned our efforts to acquire certain technology company interests and as of December 31, 2005, we reorganized the operations of our subsidiary to be an operating entity.

In June 2005, the Company announced that it had disposed of it's holdings in IMM and Montebello. On September 29, 2005 due to a default of the Montebello Agreement by Brookstreet Capital Corp., the Company recovered the shares of Montebello Investments and reinstated Montebello as a wholly owned subsidiary. Subsequent to the period covered by this report, the Company notified Blazing Holdings Inc. that Blazing Holdings was in default of the terms of the IMM Agreement, therefore, on October 1, 2007, the Company terminated and rescinded the IMM Agreement and reinstated IMM as a wholly owned subsidiary and returned the values of IMM to our books and records.

Following is a discussion of the results of the Company's divestment in the operations of EGAC and 501 Canada Inc. (amalgamated) formerly a wholly owned subsidiary of the Company.

On September 30, 2006, EGAC formerly our wholly owned subsidiary failed to provide financial records to the Company. The Company notified the former shareholder of 501 of material misrepresentations and breaches of several representations and warrantees made in the 501 Plan. The former shareholder was given notice within the time period prescribed by the 501 Plan to respond to and remedy the discrepancies, however, the notice was ignored. As a result, the Company discontinued the operations of our subsidiary EGAC on September 30, 2006, formally rescinded the 501 Plan and cancelled 6,240,000 shares issued pursuant to the 501 Plan on October 1, 2007.

Loss from Discontinued Operations

For the years ended December 31, 2006 and 2005, in connection with the rescission, we incurred accumulated deficit of $1,092,036 and $851,656 respectively and recorded a gain of $1,321,983 on the disposal of our subsidiary and a loss of $2,204,324 on disposal of the Promissory Note for a net loss on discontinued operations of $1,974,377 an explanation of which is provided in detail in Note 6 to the Consolidated Financial Statements.

Liquidity and capital resources

At December 31, 2006, the Company had total assets of $949,272 and current liabilities of $357,150. We have not generated cash flow from operations, consequently, we have been dependent upon cash advances from related or other parties and private investors as well as the issuance of our common stock to fund our cash requirements. Specifically, in 2006 we issued 8,236,300 shares of common stock in lieu of cash to a number of independent contractors and a third party. The contractors submitted invoices for time and out of pocket expenses.

The notes to our consolidated financial statements as of December 31, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $3,528,074. As of December 31, 2006, we had $357,150 in current liabilities, when this is offset against our current assets of $101,433 we are left with a working capital deficit of $255,717 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity. We will need to raise significant additional operating capital to finance our operations and to acquire sources of operating revenues. Due to our poor financial condition, raising capital will be very difficult and expensive. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2006.

CASH FLOWS

Prior period amounts have been reclassified to segregate cash flows from discontinued operations versus cash flows from continuing operations.

Net Cash Used In Operating Activities
Net cash provided by operating activities during the year ended December 31, 2006 was $9,446. An in-kind contribution provided $4,313 while our net loss arises primarily from business development fees, consulting and professional fees associated with the planned completion and subsequent rescission of the Excel Agreement as well as legal fees and charges associated with legal proceedings initiated by the former 501 shareholders.

Net Cash Used In Investing Activities
There were no investing activities in 2006.

Net Cash Provided By Financing Activities
During the year ended December 31, 2006, cash provided by financing activities was $32,500 due to advances from related parties.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 10 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2006 and 2005. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at December 31, 2006.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2006.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations primarily through cash injections from related and other parties.

IMPACT OF INFLATION

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

FOREIGN EXCHANGE

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for IMM Investments Inc., a wholly-owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. Other than for revenues from dividends if earned from assets owned by IMM in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. (See Note 3 (k) of Notes to Financial Statements).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3(o) "Recently Accounting Pronouncements" of Notes to Financial Statements.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On March 6, 2007, the legal action commenced by the former shareholders of 501 in Delaware was dismissed and the corresponding Stipulated Order Maintaining Status Quo was vacated, therefore, on October 1, 2007 the Company formally terminated the 501 Plan and cancelled 6,240,000 shares issued pursuant to the 501 Plan. The former shareholders of 501 retained control of the books and records of 501, ceased providing financial results as of September 30, 2006, and abandoned their relationship with the Company. Therefore, the Company discontinued the operations of EGAC it's wholly owned subsidiary as of September 30, 2006.

On October 1, 2007 Blazing Holdings Inc. defaulted on the IMM Agreement. Therefore, the Company formally terminated and rescinded the IMM Agreement, recovered the shares of IMM and restored IMM on its books and records.

On July 1, 2006 the Company amended the Excel Plan first entered into on November 4, 2005. The amendment required Excel to provide financial statements to the Company prepared in accordance with the Generally Accepted Accounting Principals of the United States and Item 310 B of Regulation S-B. Excel had not provided proper statements. Therefore on May 5, 2008, the Company cancelled 36,400,000 shares issued pursuant to the Excel Plan which were held in escrow contingent upon completion of the Excel Plan.

ABILITY TO CONTINUE AS A GOING CONCERN

We have suffered recurring losses from operations and are in serious need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, complete a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

There is no assurance that we will be able to accomplish all or any of these items. In the event that these events do not take place, we will in all probability not be able to continue as a going concern.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)

                     CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006 and 2005

CONTENTS


Report of Independent Registered Public Accounting Firm                     F-2

Report of Independent Registered Public Accounting Firm                     F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Operations and Comprehensive Loss                F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                            F-8 - F-26




                                    - F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp.

We have audited the accompanying consolidated balance sheet of Empire Global Corp, formerly Tradestream Global Corp. ("the Company"), and subsidiary as of December 31, 2006 and the related statements of operations and comprehensive income, changes in stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations since its inception and has incurred a net loss, which substantially exceeds its working capital and has not yet established any source of revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, New York
April 3, 2009

                                    - F2 -



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




                                    /s/ SF PARTNERSHIP, LLP


Toronto, Canada                     CHARTERED ACCOUNTANTS
April 14, 2006

                                    - F3 -


                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets

                                                      Years ended December 31,
                                                           2006           2005
                                                   ------------   ------------
                                                            US$            US$
                                                                      Restated
          ASSETS

Current Assets
  Pre-paid and sundry assets of
      continuing operations                             101,433          9,988
  Assets of discontinued operations                           -      9,935,762
                                                   ------------   ------------

Total Current Assets                                    101,433      9,945,750

  Property and equipment, net                             7,163          8,954
  Investment in Armistice Resources Corp.               839,207              -
  Organization Cost                                       1,469              -
                                                   ------------   ------------

                                                        949,272      9,954,704
                                                   ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities of
      continuing operations                             324,650              -
   Advances from related parties                         32,500              -
   Liabilities of discontinued operations                     -      8,237,629
                                                   ------------   ------------

Total Current Liabilities                               357,150      8,237,629

Commitments and Contingencies                                 -              -

Stockholders' Equity
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding           -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     9,796,900 (2006) and 7,799,969 (2005)                  980            780
  Additional paid in capital                          4,119,216      3,065,013
  Accumulated other comprehensive loss                        -        (24,884)
  Deficit                                            (3,528,074)    (1,323,834)
                                                   ------------   ------------
Total Stockholders' Equity                              592,122      1,717,075
                                                   ------------   ------------

                                                        949,272      9,954,704
                                                   ============   ============

                See notes to consolidated financial statements

                                    - F4 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss

                                                      Years ended December 31,
                                                           2006           2005
                                                   ------------   ------------
                                                            US$            US$
                                                                      Restated

Revenues                                                      -              -

General and administrative expenses                     229,863        472,178
                                                   ------------   ------------

Loss from continuing operations before income taxes    (229,863)      (472,178)
Income taxes                                                  -              -
                                                   ------------   ------------
Loss from continuing operations                        (229,863)      (472,178)

Loss on disposal of note receivable - discontinued
     operations                                      (2,204,324)             -
Gain on rescission of subsidiary - discontinued
     operations                                       1,321,983              -
General and Administrative expenses of discontinued
     operations                                      (1,092,036)      (630,818)
                                                   ------------   ------------
Loss on discontinued operations                      (1,974,377)      (630,818)
                                                   ------------   ------------
Net Loss                                             (2,204,240)    (1,102,996)

Foreign currency translation adjustment                       -         14,442
                                                   ------------   ------------
Comprehensive Loss                                   (2,204,240)    (1,088,554)
                                                   ============   ============
Basic and fully diluted loss per share - continuing
     operations                                           (0.03)         (0.07)
                                                   ============   ============
Basic and fully diluted loss per share - discontinued
     operations                                           (0.28)         (0.09)
                                                   ============   ============
Basic and fully diluted loss per share                    (0.31)         (0.16)
                                                   ============   ============
Basic and fully diluted weighted average number
     of shares                                        7,059,050      7,103,949
                                                   ============   ============

                See notes to consolidated financial statements

                                    - F5 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Changes in Stockholders' Equity



                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------

Balance - January 1, 2005             6,814,980           682     2,592,933         (39,326)     (220,838)      2,333,451

Shares issued for debt                   20,887             2            (2)              -             -               -
Shares issued for services              100,000            10           (10)              -             -               -
Shares issued for debt                   50,000             5            (5)              -             -               -
Shares issued on contingent acquisition
 of Excel Empire Limited             36,400,000          3640    15,284,360               -             -      15,288,000
Shares cancelled on rescission
 of Excel Empire Limited            (36,400,000)        (3640)  (15,284,360)              -             -     (15,288,000)
Shares issued for debt in 2005          814,100            81       472,097               -             -         472,178
Foreign currency
 translation adjustment                                     -             -          14,442             -          14,442
Net loss (restated)                                         -             -               -    (1,102,996)     (1,102,996)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2005
   (Restated)                         7,799,967           780     3,065,013         (24,884)   (1,323,834)      1,717,075

Foreign currency
 translation adjustment                                     -             -          24,884             -          24,884
Transfer Agent Adjustment                   633             -             -               -             -               -
Shares issued for contractor services 7,236,300           724       921,871               -             -         922,595
Retirement of treasury stock         (6,240,000)         (624)          624               -             -               -
Shares issued to third party          1,000,000           100       127,395               -             -         127,495
In-kind contribution                                        -         4,313               -             -           4,313
Net loss                                                    -             -               -    (2,204,240)     (2,204,240)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2006                     9,796,900           980     4,119,216               -    (3,528,074)        592,122
                                    =====================================================================================

                See notes to consolidated financial statements

                                    - F6 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows

                                                      Years ended December 31,
                                                           2006           2005
                                                   ------------   ------------
                                                            US$            US$
                                                                      Restated

Cash Flows from Operating Activities
   Net loss                                          (2,204,240)    (1,102,996)
Adjustments to reconcile net loss to
       net cash used in operating activities
   Depreciation and amortization                          1,791              -
   Accounts payable and accrued charges                 324,650              -
   Prepaid and sundry assets                            (91,445)        (9,988)
   In-kind contribution                                   4,313              -
   Stock based payments                                       -        472,178
   Loss on discontinued operations                    1,974,377        630,818
                                                   ------------   ------------
Net cash provided by (used in) operating activities       9,446         (9,988)
                                                   ------------   ------------
Cash Flow from Discontinued Operations                 (316,132)       283,584

Cash Flows from Investing Activities
   Purchase of equipment                                      -        (11,192)
                                                   ------------   ------------
Net cash used in investing activities                         -        (11,192)
                                                   ------------   ------------

Cash Flows from Financing Activities
   Advances from related parties                         32,500              -
                                                   ------------   ------------
Net cash provided by financing activities                32,500              -
                                                   ------------   ------------

Net (decrease) increase in cash and cash equivalents   (274,186)       262,404

Effect of foreign exchange fluctuation in cash                -        (12,754)
                                                   ------------   ------------

Cash and cash equivalents - beginning of year           274,186         24,536
                                                   ------------   ------------
Cash and cash equivalents - end of year                       -        274,186
                                                   ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                 -        627,170
                                                   ============   ============
Income taxes paid                                             -              -
                                                   ============   ============

Supplemental items not affecting cash:
   Investment in Armistice Resources Corp.              840,676              -
                                                   ------------   ------------
   Common Stock issued for debt                       1,050,090        472,178
                                                   ------------   ------------

(See also Note 6 for disclosures of discontinued operations not affecting cash)


                See notes to consolidated financial statements

                                    - F7 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
               Notes to Consolidated Financial Statements


1. Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. In 2005, pursuant to two failed proposals to enter into the technology business the Company changed its name to Vianet Technologies Group Ltd. and subsequently to Tradestream Global Corp. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp. The Company's principal executive offices are headquartered in Canada.

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre stock splits) shares paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. As described in
Note 9 - Recovery of IMM Investments Inc., IMM owns 5 million (20 million pre reverse stock split) shares of Armistice Resources Corp. a mining company in Northern Ontario. In June 2005, the Company sold its interests in IMM in exchange for a Promissory Note of $3,000,000 plus interest accrued to maturity and secured by the shares of IMM. As described in Note 8 - Notes Receivable, the Note has been cancelled and the shares of IMM recovered by the Company.

On November 17, 2005 the Company acquired 501 Canada Inc. an Ontario Corporation through Empire Global Acquisition Corp. (EGAC) our wholly owned subsidiary in exchange for 6,240,000 shares paid to the former shareholder of 501. As explained in Note 6 - Discontinued Operations, on September 30, 2006, the Company discontinued the 501 business and cancelled the 6,240,000 shares issued and eliminated the assets and liabilities associated with 501.

As a result of the above, the Company has an interest in Armistice Resources Corp. and is actively seeking new business opportunities.

During the year ended December 31, 2006 the Company incurred business development fees aggregating $468,699 in connection with discontinued operations to a Company controlled by the Company's Chief executive officer.

2. Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred continuing losses amounting to $702,041 and total losses of $3,528,074 including losses from discontinued operations of $2,826,033 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                    - F8 -

3. Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

A reverse merger between the Company and 501 Canada Inc. was originally recorded as a recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. Management does not intend to pursue the business of the Company as described in Note 1 and accordingly has changed the nature of the business.

The weighted average and loss per share have been reclassified for each period to reflect cancellation of the shares issued to shareholders of the subsidiary at acquisition.

These consolidated financial statements include the accounts of the Company and an inactive wholly owned subsidiary, Montebello Developments Corp., IMM Investments Inc., as well as results from the discontinued operations of Empire Global Acquisition Corp. ("EGAC") and IMM Investments Inc. a wholly owned subsidiary.

b) Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

c) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

d) Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

                                    - F9 -

e) Equipment and Depreciation

Revenue producing real estate and equipment are stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided annually as follows:

Equipment                                     20%             Declining Balance
Buildings of discontinued operations         2.5%             Straight line

As described in Note 6 the Company discontinued the operations of its former subsidiary EGAC during the period covered by this report. As a result of the discontinued EGAC operations the revenue producing real estate and the depreciation associated with these assets will no longer be reflected.

f) Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2006 and 2005, no impairment losses related to these items have been identified.

g) Income Taxes

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

h) Impairment of Long Lived Assets

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

i) Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, sundry receivables, bank indebtedness, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

j) Allowance for Doubtful Accounts and Notes Receivable

We are required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience, future expectations and other criteria as described in Note 8 - Note Receivable. The allowances for doubtful accounts represent allowances for our note receivable that is estimated to be partially or entirely uncollectible. The allowance is used to reduce the note receivable to its net realizable value. The total allowance for the note receivable in 2006 was originally $3,343,125. This was reduced to $2,204,324 in 2006 a reduction of $1,138,801 and was eliminated in connection with the rescission of the transaction in 2006.


                                    - F10 -

k) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency was the Canadian dollar. Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

During the year ended December 31, 2006 the Company discontinued the operations of its wholly owned subsidiary EGAC (501) for which the operational currency was the Canadian Dollar. All remaining expenses where incurred in US Dollars.

l) Comprehensive Income

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

m) Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2006 and 2005, the Company had no dilutive common stock equivalents, such as stock options or warrants.

n) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.

o) Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R 5 did not have an impact on the Company's results of operations and financial position in 2006.

                                    - F11 -

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS
No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements. Note 11 describes the effect of certain restatements to previous filed financial reports.

In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140".
SFAS 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48 or FIN 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation
No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007.

                                    - F12 -

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company's consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal and state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS
No. 157 will be effective for the Company on January 1, 2008. Adoption of SFAS No. 157 is not expected to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

                                    - F13 -

In December 2007, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect Adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labelled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.

The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.
The pronouncement is not expected to have a material effect on our consolidated financial statements.

                                    - F14 -

4. Equipment

Equipment of continuing operations at December 31, 2006 and 2005 consists of the following:

                                                              2006         2005
                                                        ----------   ----------
Telephone system                                        $   11,192   $   11,192
Less accumulated depreciation                                4,029        2,238
                                                        ----------   ----------
                                                        $    7,163   $    8,954
                                                        ==========   ==========


5. Advances from Related Party

Advances due from related parties for continuing operations are non-interest bearing and are due on demand. Advances from related parties as of December 31, 2006 and 2005 are as follows:

                                                              2006         2005
                                                        ----------   ----------
Prosper consulting (Retainer for Chan action)           $   15,000   $        -
Gold Street Capital (Retainer for SF Group)                 17,500            -
                                                        ----------   ----------
Total Advances from Related Parties:                    $   32,500   $        -
                                                        ==========   ==========


6. Discontinued Operations

1. Previously, on October 27, 2005, the Company entered into a Plan of Merger and Reorganization (the "501 Plan") with 501 Canada Inc. ("501"), an Ontario corporation, to acquire 100% of 501. 501 reportedly owned and operated two revenue-producing commercial real estate properties in Toronto, Canada. Pursuant to the 501 Plan, the Company issued a total of 6,240,000 shares of common stock with an effective date of November 17, 2005 to the former shareholders of the 501. The 501 Plan provided for the survival of Representations and Warrantees for a period of 12 months from the effective date of the Plan.

   On September 6, 2006, Hoi Ming Chan one of our directors and shareholder along with his wife Florence Tsun our bookkeeper, member of the audit committee and shareholder of the Company (both the shareholders of 501 Canada Inc.) filed a complaint against the Company. The complaint, C.A. No. 2400 - N in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporation Law named Messrs. Chu, Dominelli and Bing and the Company as defendants, alleging that Mr. Chan did not receive notice of a meeting convened on August 1, 2006 to authorize director action giving effect to the merger plan between the Company and Excel and as a result of the proposed merger with Excel, the 36,400,000 million shares of Company common stock which were issued pursuant to the purported merger with Excel were invalid. On September 22, 2006, the Court of Chancery of the State of Delaware granted a Stipulated Order Maintaining Status Quo.

   On October 5, 2006 Messrs, Chu, Dominelli and Bing and the Company filed a response and counterclaim denying all of the allegations and entering facts related to misrepresentations made by made by Mr. Chan and Ms. Tsun, as well as a Shareholder Consent signed by Chan and Tsun giving consent to completion of the Excel Plan and contemporaneously delivered a notice to Chan within the limits imposed by the 501 Plan regarding inconsistencies and misrepresentations uncovered by our Audit Committee made by Chan within the 501 Plan.


                                    - F15 -

   On October 27, 2006 the parties reached mutually acceptable terms setting out an agreement to settle the dispute out of court. The terms of the settlement, set out that the Company would dispose of 501 to Chan plus consideration for expenses incurred by Chan in exchange for return and cancellation of the 6,240,000 shares of the Company issued to Chan, included provisions requiring Chan and Tsun to deliver financial books and statements of EGAC (501) in sufficient time to prepare and file financial statements on Form 10-QSB for the period ended September 30, 2006. Chan and Tsun neglected to provide the financial records as agreed therefore causing the company to become delinquent in its regulatory filings and effectively vacating the terms of the Settlement Agreement.

   Chan and Tsun abandoned the complaint they filed on September 6, 2006 against the Company, and its management. Accordingly, on March 6, 2007 the claim was dismissed and the Stipulated Order Maintaining Status Quo was vacated by Chancellor Strine of the Court of Chancery.

2. On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. On completion, the shareholders of Excel would receive a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel. The Company issued 36,400,000 shares as required by the terms and retained the certificates in escrow contingent upon completion of the Excel Agreement. On August 1, 2006 the Company and Excel agreed to amend the agreement to a Share Purchase Agreement rather than a Merger Agreement since the result of the agreement was to ensure the survival of Excel as a wholly owned subsidiary of the Company. As a result of the previously described claim filed by the principals of 501 in Delaware, the Company and Excel agreed to amend the closing date of the Excel Plan as amended to be as soon as practicable after the claim was dismissed.

   On November 5, 2007 as a result of delays in completing the Excel Plan, the Company engaged Jiangshanzhengtai (Beijing) Real Estate Development Company Ltd. to investigate the viability of the Sunwin project and report its findings to the Company. Based on the report provided to the Company, the board issued a letter giving 30 days notice in writing to Xu Bing one of our directors and principal of Excel regarding material breaches of the Excel Plan. Mr. Bing did not respond to the inquiry within the prescribed time, therefore, on May 5, 2008 our board members resolved to cancel the 36,400,000 shares issued to Xu Bing and assigns and terminated the Excel Plan as amended for the acquisition of Excel Empire Limited.

As described above, on September 30, 2006 the Company discontinued the operations of our wholly owned subsidiary Empire Global Acquisition Corp.
(EGAC). The transaction was determined by a mutual termination agreement between the Company and the former shareholders of 501 whereby the assets and liabilities of EGAC would be returned to the former shareholders of 501 in exchange for the 6,240,000 shares of the Company issued to the shareholders of 501 at acquisition of 501 on October 27, 2005.

As a result of the discontinuance of the EGAC Operations, the Company assumed expenses associated with development of the EGAC business including legal, accounting and consulting fees and no longer has revenue producing real estate or the associated mortgages, bank debt and financing costs as well as fees and charges. The net losses in 2006 were attributed primarily to costs incurred for auditing as well as legal fees associated with defending claims made against the company and its directors by the principals of 501 Canada Inc. and business development fees of $468,699 to a related party. Accordingly, net loss of the EGAC component is reported as a discontinued operation on the income statement and net income has been reclassified and segregated as loss from discontinued operations.

In addition, although the company abandoned its intention to complete the Excel Empire Limited acquisition subsequent to the period covered by this report, business development charges, legal and accounting fees were incurred during this period and recorded as expenses. The following table details selected income statement information related to our discontinued operations that have been segregated as appropriate in the consolidated income statement for the year ended December 31, 2006.

                                                        Years ended December 31,
                                                             2006           2005
                                                        ---------     ----------
Revenue                                              $          -   $    636,167
  General and administrative expenses                           -        336,183
  Consulting                                              392,350              -
  Taxes and bank charges                                      125        168,141
  Mortgage Interest                                             -        500,574
  Amortization                                                  -        102,060
  Professional Fees                                       244,511         95,949
  Business Development Fees                               455,050              -
  Gain (Loss) on sale of property                               -         64,078
                                                        ---------     ----------
Net loss from discontinued operations                $  1,092,036   $    630,818
                                                     ============   ============

                                    - F16 -

The value of the transaction was determined as follows:


Discontinued Operations - Rescission of subsidiary business

Determination of fair value of EGAC at December 31, 2005

  Total assets of EMGL                                 $9,954,704
                                                       ----------
  Less all non-EGAC assets
    Note receivable                                    (3,045,000)
    Equipments                                             (8,954)
    Pre-paids and other                                    14,896
                                                       ----------
  Net assets of EGAC at fair value                      6,915,646

  Total liabilities of EMGL                            $8,237,629
                                                       ----------
  Net liabilities of EGAC at fair value                 8,237,629
                                                       ----------
Net value of rescission                                 1,321,983
                                                     ============

Total gain on discontinued operation of EGAC subsidiary

  Net value of rescission                               1,321,983
  Net loss from discontinued operations                (1,092,036)
                                                     ------------
                                                          229,947
                                                     ============

Assets and liabilities associated with the discontinued operations are segregated and included in the consolidated balance sheet as appropriate. The following table details selected balance sheet information for the discontinued operations.

                                                        Years ended December 31,
                                                             2006           2005
                                                        ---------     ----------
  Current Assets (including $274,186 in cash)        $          -   $    414,446
  Real Estate                                                   -      6,312,023
  Deferred Finance Charges and Advances
    to Related Party                                            -        151,637
  Equipment                                                     -         12,656
  Note Receivable                                               -      3,045,000
                                                     ------------   ------------
Total Assets of discontinued operations                         -      9,935,762
                                                     ------------   ------------

  Mortgages                                                     -      6,903,645
  Deferred Income Taxes                                         -        416,138
  Advances and Loans from Related Party                         -        475,916
  Accounts Payable and Accrued Liabilities                      -        210,476
  Current Mortgage                                              -        104,420
  Bank Debt                                                     -        127,034
                                                     ------------   ------------
Total Liabilities of discontinued operations                    -      8,237,629
                                                     ------------   ------------



Cash flows from discontinued operations comprise of the following:

                                                        Years ended December 31,
                                                            2006           2005
                                                     ------------  ------------
Cash Flow from discontinued operations                  (316,131)       283,584

As a result of the discontinued operations the Company recorded supplemental noncash transactions from discontinued operations of $1,747,439 and $570,561 for the years ended December 31, 2006 and 2005 respectively.

The discontinued operations had the following effect on the shareholder equity. The Statement of Changes in Shareholder equity has been retroactively restated to take into account the effect of the reverse stock splits on the acquisition of 501 Canada Inc. on consolidation:

                                                       Years ended December 31,
                                                            2006           2005
                                                     ------------  ------------
Stockholders Equity                                   $   592,122  $  1,717,075
                                                     ============  ============


Decrease in Shareholder Equity                          1,124,953
Less loss on continuing operations                       (229,863)
Plus additional capital contributed                     1,054,403
                                                     ------------
Decrease in stockholder equity from loss on
    discontinued operations                             1,949,493
                                                     ============


                                    - F17 -

7. Retirement of Treasury Stock

At December 31, 2006, in connection with the discontinued operations of EGAC, the Company retired 6,240,000 shares issued for the acquisition of 501 Canada Inc. by using the retirement method to dispose of the shares.


8. Notes Receivable

   On June 17, 2005, the Company reported that it entered into an agreement of Purchase and Sale between the company formerly known as Pender International Inc. and Blazing Holdings Inc. ("Blazing") an Ontario Corporation controlled by the father of our former Chairman, a former shareholder, (the "IMM Agreement") to dispose of IMM to Blazing in exchange for a $3,000,000 Promissory Note.

   The Company is required to conduct an analysis of the collectibility of the Note that may result in our having to recognize a loss under SFAS 5, "Accounting for Contingencies". Despite several notices to Blazing demanding disclosure information, Blazing ignored our requests therefore, abandoned communication with the Company and accordingly, disappeared. The Company considers death or disappearance of the debtors as a material factor related to the collectibility of the note. Abandonment was deemed to be default by dishonor of its obligations under the IMM Agreement.

   The Company has therefore terminated the IMM Agreement, disposed of the Promissory Note and recovered the shares of IMM Investments Inc. (collateral security of the Note). Since the Company received no consideration at the closing of the IMM Agreement and the Promissory Note was secured by the shares of IMM, the Company took back ownership of IMM Investments Inc. and restored the values on the Company's books and records. The Company filed Articles of Revival for IMM Investments Inc. with the Province of Ontario and the corresponding annual tax returns for IMM with both the Province of Ontario and the Government of Canada. Therefore, IMM Investments Inc. became a wholly owned subsidiary of the Company.

The foregoing discloses criteria used by the Company to assess the collectivity of the Note followed by a table describing the impairment giving rise to disposal of the Note.

Certain significant events that occurred to support the Company's position are:

a) On August 16, 2006 Armistice announced that it had completed a private placement for CDN$6,862,306 providing capital and operating funds allowing for final approval for listing of its shares on the Toronto Stock Exchange ("TSX").
b) The shares of Armistice began trading on the TSX under the symbol AZ on August 18, 2006. Therefore, establishing a market for the shares of Armistice.
c) Subsequent to the period covered by this report, on October 16, 2006, Armistice announced that it had secured all the appropriate environmental permits and commenced dewatering of the project.
d) As of December 24, 2008, Armistice announced that it has completed evaluation of previously drilled sample rounds and has retained a mining contractor to advise on the appropriate mining method.
e) In early 2009 Armistice filed it its most recent mining report and declared its intention to commence mining at the McGarry Mine project near Virginiatown, Ontario.
e) Additional information provided by Armistice on their website at www.armistice.ca as well as corporate filings that are found on SEDAR the electronic reporting system for companies listed on Canadian exchanges.

The Company reviewed the outstanding Note on a periodic basis to evaluate the probability of collecting on the note by reviewing the financial condition of its debtors and the underlying security of the Note, represented by shares of common stock of Armistice Resources Corp. (collateral).

                                    - F18 -

The Company considered the Note impaired when, based on current information and events, it is probable that the Company would be unable to collect all amounts due according to the contractual terms of the Note agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of the Note will be collected as scheduled in the Note agreement. If the Company concludes that it will be unable to collect all amounts due on the Note, the Company would record an impairment charge based on the present value of expected future cash flows, discounted at the Note's effective interest rate.

The Company evaluates and considers the following factors as well as any other relevant factors in assessing the collectibility of the Note:

-  Term of the Note;
-  Creditworthiness of purchaser principals;
-  The death or disappearance of the debtors;
-  Marketability of the underlying security or collateral;
- Current economic trends of the industry for the underlying security or collateral;
-  Legal proceedings in process or pending;
-  Assignment to collection agencies, or other creditors;
-  Past due or defaulted payments;
-  Disputed matters; or other evidence or reasons

GAAP requires business entities to report receivables at net realizable value. Net realizable value represents the amount the entity expects to collect, and it is equal to the face amount of the receivables less an amount that is estimated to be uncollectible. Thus, the analysis of the collectibility of the Note may result in our having to recognize a loss under SFAS 5, "Accounting for Contingencies", before and/or after restructuring the Note. Our loss allowance methodology generally will:

-  Include a detailed analysis of the Note, performed on a regular basis;
- Consider all known relevant internal and external factors that may affect Note collectibility;
- Be applied consistently but, when appropriate, be modified for new factors affecting collectibility;
-  Consider the specific risks inherent in maintaining the Note;
-  Consider current collateral values (less costs to sell);
- Require that analyses, estimates, reviews and other loan loss allowance methodology functions be performed by competent and well-trained personnel
-  Be based on well documented current and reliable data; and
- Include a systematic and logical method to consolidate the loss estimates and ensure the loss allowance balance is recorded in accordance with GAAP.

The Note has been cancelled; therefore the principal and accrued interest are no longer reflected on our Consolidated Financial Statements. The Note was impaired as follows:

Determination of Impairment:
     Estimated amount collectible                                       None
     Impairment recorded before recovery of collateral           $ 3,045,000
                                                                 -----------
Recovery of collateral:
     Investment in Armistice at cost:                            $   839,207
     Incorporation cost                                                1,469
                                                                 -----------
Major assets recovered:                                              840,676
                                                                 -----------

Net loss on disposal of Note and recovery of collateral          $ 2,204,324
                                                                 ===========

9. Recovery of IMM Investments Inc.

As described in Note 8, due to the rescission of the agreement between the Company (formerly known as "Pender") and Blazing Holdings Inc. subsequent to the balance sheet, the Company has recovered its investment in IMM Investments Inc. ("IMM"). On July 9, 2004 the Company acquired 100% of IMM, thus making IMM a wholly owned subsidiary of the Company. The Company acquired IMM from KJ Holding Inc. ("KJ"), an Ontario Corporation, by issuing KJ 210,000 (post share splits) restricted shares of Pender in exchange for 100% of the issued and outstanding common shares of IMM. The Company accounted for this acquisition using the purchase method of accounting.



                                    - F19 -

10. Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company's income tax provision (recovery) has been calculated as follows, as of December 31, 2006 and 2005, deferred tax assets consisted of the following:


                                                       Period ended December 31,
                                                                           2005
                                                                    -----------
Gain on sale of investment of legal subsidiary                      $  (399,884)
Loss on disposal of property                                             23,145
Operating Loss                                                           68,192
Expected income tax recovery at statutory
 rates 36.12%                                                          (227,851)
                                                                    -----------
Change in calculation allowance                                     $   536,398
Provision for Income Taxes                                                    -

The following summarizes the principal temporary differences and related future tax effect:

Deferred income tax liabilities
Revenue producing property                                          $    21,704
Equipment                                                                 8,937
Non capital losses                                                      787,408
Net capital losses                                                       14,022
                                                                    -----------
 Total:                                                                 832,071

Deferred financing costs                                                (60,086)
Net capital gain                                                       (399,884)
                                                                    -----------
 Total:                                                                (459,970)

Valuation Allowance                                                    (788,239)
                                                                    -----------
Deferred income taxes                                                  (416,138)
                                                                    ===========


                                    - F20 -

For 2006 the deferred tax on continuing operations of approximately 80,000 (35% of net loss from continuing operations) was offset by a valuation allowance of $80,000 resulting in a net income tax of zero.

The great majority of losses from discontinued operations primarily from Canadian operations arose in connection with rescission of agreements where the Company no longer was the Company which incurred the losses. Accordingly they are no longer available to it.

The Company has tax losses available to be applied against future years income taxable in the United States of America. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized in a timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets as follows:

At December 31, 2006 the Company had deferred tax assets of approximately $700,000 due to net operating loss carryforwards available to reduce future Federal income taxes earned in the United States. A 100% valuation allowance of approximately $200,000 has been established since management believes it is more likely than not that the deferred tax assets will not be realized.

Federal and state net operating loss (NOL) carryovers available to offset future taxable income, such carryovers expire in various years as follows:

The federal and state NOL's expire through December 31, 2026 and December 31, 2016, respectively.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.


                                    - F21 -

11. Restatement of Previously Issued Consolidated Financial Statements

As previously announced on Form 10-QSB for the period ended September 30, 2006, the Company has restated its previously issued consolidated financial statements for the periods ended December 31, 2005, March 31, 2006 and June 30, 2006, to reflect the effect of accruals related to services provided by contractors. Furthermore, the restatements adopted changes pursuant to the Company's responses to the Comment Letter received from the SEC on June 27, 2006 as previously reported on the form 10QSB for the period ended June 30, 2006.

Restatements to the consolidated financial statements for the year ended December 31, 2005 on form 10KSB filed April 18, 2006, are reflected in this form 10K for the year ended December 31, 2006 and for the three and six month periods ended March 31, 2006 and June 30, 2006 filed on form 10QSB on May 19, 2006 and August 22, 2006 respectively in respect of the above adjustments, and specifically comprise the following:

1) Restatement of form 10KSB filed April 18, 2006

On October 12, 2005 the Company authorized the issuance of 814,100 restricted shares of common stock of the Company to investors in exchange for the cancellation of debt of $472,178 owed by the Company. On October 18, 2005 the Company filed a form 8-K announcing that the shares were issued. Although the Company announced the issuance properly and reported the form 8-K filing on the form 10KSB report for the period ended December 31, 2005, these shares were not reflected in the total issued and outstanding shares.

a) The effects of this error on the consolidated financial statements for the period ended December 31, 2005 are as follows:

i) The number of issued and outstanding shares increased from 6,985,867 as originally stated to 7,799,967 to reflect the shares added to the total.
ii) The basic and fully diluted weighted average number of shares outstanding during the year was adjusted from 1,402,695 as originally stated to 7,103,949 as well as the basic and fully diluted loss per share decreased from $0.44 to $0.16 on the consolidated statement of operations and comprehensive loss.
iii) The consolidated statement of stockholders' deficit is retroactively restated to reflect the correct number of shares on December 31, 2005 and will more clearly reflect the 10 for 1 reverse split in 2005.

b) The effect of this error requires the restatement of the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 as described below.

2) Restatement of form 10QSB filed May 19, 2006 and form 10QSB filled August 22, 2006.

The restatement required as a result of the error described in this Note 11 1(b) above,

i) The number of issued and outstanding shares for the periods ended March 31, 2006 and June 30, 2006 will increase from 6,985,867 as originally stated to 7,799,967 to reflect the shares added to the total.
ii) For the period ended March 31, 2006 the stockholders' equity will change from $1,607,051 as originally stated to $1,190,754 and the basic and fully diluted weighted average number of shares outstanding during the period will be adjusted from 6,985,867 as originally stated to 7.799,967.
iii) For the period ended June 30, 2006 the stockholders' equity will change from $1,533,284 as originally stated to $610,690 and the basic and fully diluted weighted average number of shares outstanding will be adjusted from 6,985,867 as originally stated to 7,799,697.

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

                                    - F22 -

At a meeting of the directors held on June 30, 2006, the board of directors adopted and approved a standard contract format acceptable to the Company, and entered into informal agreements with the contractors. The contracts provide for remuneration to be paid in cash or by stock-based compensation in lieu of cash or a combination thereof on a quarterly basis. At a meeting of the directors held on August 21, 2006 the board of directors authorized the stock-based compensation based on the billings provided by each independent contractor pursuant to their respective contracts received in the current quarter.

The effect of these errors on the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 are as follows:

i) The consolidated interim balance sheet will be adjusted to reflect the outstanding liability shares and shareholder's deficit as a result of the contractor services. The accrued liability at March 31, 2006 and June 30, 2006 will change from $0 to $416,297 and from $0 to $922,594, respectively. The shareholders' deficit will be adjusted by the change in the net income as described below.
ii) The basic and diluted loss per share on the consolidated interim statement of operations and comprehensive loss at March 31, 2006 and June 30, 2006 will change from $0.02 to $0.07 and from $0.01 to $0.08, respectively.
iii) The consolidated interim statement of operations and comprehensive loss will be corrected to reflect the added expenses due to the contractor services. The net loss for the period ended March 31, 2006 and June 30, 2006 will change from $94,612 to $510,909 and from $51,426 to $557,723, respectively.
iv) The consolidated interim statement of cash flows will be corrected to reflect the results of the consolidated statement of operations and comprehensive loss.

Retroactive treatment has been given to reclassifications in these consolidated financial statements.

12. Share based payments and Shareholder Equity

On July 9, 2004, the Company issued 3,000,000 shares for the acquisition of IMM Investments Inc. The shares have been retroactively presented to reflect the three subsequent stock splits.

On July 26, 2004, the company authorized a 7 for 1 forward split of the Company's issued and outstanding common shares. The forward split has been retroactively presented in these financial statements.

On June 27, 2005, the Company issued 2,088,720 shares in cancellation of debt amounting to $208,872. The shares have been retroactively presented to reflect the two subsequent stock splits.

On June 30, 2005, the Company authorized a 10 for 1 reverse stock split of the company's issued and outstanding common shares. The reverse stock split has been retroactively presented in these financial statements.

On July 26, 2005, the Company issued 1,000,000 shares to third parties in exchange for consulting services. The shares have been retroactively presented to reflect the subsequent stock split.

On July 27, 2005, the Company issued 500,000 shares in cancellation of debt amounting to $150,000. The shares have been retroactively presented to reflect the subsequent stock split.

                                    - F23 -

On September 30, 2005, the Company authorized a 10 for 1 reverse stock split of the Company's issued and outstanding common shares. The reverse stock split has been retroactively presented in these financial statements.

On October 12, 2005, the Company issued 814,100 shares in cancellation of debt amounting to $472,178.

On November 17, 2005 the Company effected the Plan of Merger and Reorganization Agreement with 501 Canada Inc., whereby the Company, through its wholly owned subsidiary EGAC acquired 100% of the capital stock of 501 through the issuance of exchangeable shares of EGAC, which were exchangeable for 6,240,000 Shares of Common Stock of the Company. On September 30, 2006 the Company discontinued the Operations of EGAC (formerly 501 Canada Inc.) and cancelled the 6,240,000 shares as described in Note 1.

On November 4, 2005, the Company entered into a Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"), a
British Virgin Islands corporation, to acquire a 100% interest in Excel. Pursuant to the Excel Plan, Excel agreed to merge into the Company. On completion, the shareholders of Excel would receive a total of 36,400,000 restricted shares of the Company's common stock in exchange for 100% of the issued and outstanding stock of Excel. The Company issued 36,400,000 shares as required by terms of the Excel and retained the certificates in escrow until completion of the Excel Agreement. On August 1, 2006 the Company and Excel agreed to amend the agreement to a Share Purchase Agreement rather than a Merger Agreement since the result of the original agreement was to ensure the survival of Excel as a wholly owned subsidiary of the Company. As described elsewhere in this report, the 36,400,000 shares where subsequently returned and cancelled by the Company.

As previously reported on Form 10-QSB for the interim period ended September 30, 2006, the Company provides payment for professional fees, administration, business development and public relations expenses in accordance to SFAS No. 123
(R) "Share Based Payment" to certain contractors under share based payment arrangements based on 75% of the average market bid price on the shares of common stock of the Company quoted on the Over The Counter Pink Sheets quotation system.

On August 21, 2006, a total of 7,236,300 one year restrictive common shares under Rule 144 of the Securities Exchange Act of 1934 were issued to contractors with a total value of $922,595.

On November 11, 2006, a total of 1,000,000 one year restrictive common shares under Rule 144 of the Securities Exchange Act of 1934 were issued to a third party with a total value of $127,975. The payment was used to pay $30,000 to our former auditor as well as to pre-pay office expenses.

During 2006, our director of operations provided in-kind contributions of $4,313 to pay for expenses related to general office expenses comprised of the following:

Transfer agent fees                                        $ 3,088
Postage, supplies and public relations (press releases)    $ 1,225
                                                           -------
                                                           $ 4,313
                                                           =======

Refer to Note 14 - Subsequent Events for additional details regarding capital stock issued subsequent to these Consolidated Financial Statements.

                                    - F24 -

13. Commitments and Contingencies

The Company is subject to claims arising in the ordinary course of business. The Company and Management believe that, after consultation with counsel, the allegations against the Company included in the claims described below are subject to substantial legal defences, and the Company is vigorously defending each of the allegations. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these claims, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts against 16 co-respondents including the Company for unknown loses claimed by Advanced in its dealings with an unknown and unrelated entity or person (the "unrelated entity"). Advanced alleges that this unrelated entity, in a private transaction with Advanced, may have promised to exchange shares of the Company that the unrelated entity had claimed to have owned. The Company has never been a party to any dealings with Advanced and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome which remains unresolved will have a material adverse affect. The Company is unrepresented by legal counsel in this matter.

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive has denied the allegations and has filed a consent to committal to trial as described in Note 14 - Subsequent Events. Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").


                                    - F25 -

14.	Subsequent Events


1. On November 5, 2007, at a properly convened board meeting held at our head office in Toronto, our board members authorized the issuance of 3,378,900 restricted shares with a total value of $405,468 to independent contractors in exchange for cancellation of debt owed respectively to each contractor for services rendered to the Company for the period covering July 2006 through September 2007. The shares were priced at $0.1275 per share or 85% of the average closing bid price of the common shares of the Empire Global Corp. over a period of 60 days preceding the final day of the billing period.

   Of the 3,378,900 shares issued on November 5, 2007 a total of 2,061,138 shares were allocated to extinguish accounts payable in the amount of $247,337 for the period ended December 31, 2006.

2. On September 9, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including the Company and a former consultant engaged by the Company. Our director of operations, Michael Ciavarella, who is not a solicitor, was granted leave by the court to represent the Company. On November 26, 2007, the Company and Research entered into a Settlement Agreement to resolve the claim. Accordingly, the matter was dismissed by Madame Justice Bennett of the Ontario Superior Court of Justice and will no longer be reflected on our financial statements.

3. Between February and March 2008 a preliminary inquiry was held in the Ontario Court of Justice with respect to the previously described matter involving the Royal Canadian Mounted Police, the Ontario Securities Commission
   (jointly Integrated Market Enforcement Team "IMET") and our former executive. Our former executive has consented committal to trial and is vigorously denying the allegations and challenging the charges. The trial date is set down to commence September 8, 2009. On June 25, 2008 the Securities and Exchange Commission ("SEC") issued a notice to Michael Ciavarella, our former Chief Executive Officer and director. The notice advised that the (SEC) investigation has been completed as to Mr. Ciavarella, against whom they do not intend to recommend enforcement by the commission.

4. On May 5, 2008 at a properly convened meeting of the Board of directors, the board resolved to issue 3,000,000 restricted shares of common stock to a private investor for a $200,000 private placement. The funds are to be used to bring the outstanding financial filings into good standing. Also, on the same date the board resolved to pay fees of $125,000 due to independent contractors for work involved in the rescission of the Blazing Holding Inc. agreement and recovery of IMM Investments Inc. and the preparation and filing of IMM tax returns in Canada, as well as paralegal and litigation work leading to the dismissal of legal actions against the company launched in Delaware and Ontario. The Company issued 2,500,000 restricted shares of common stock of the Company in lieu of cash.


                                    - F26 -

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

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

The Company engaged the firm of SF Partnership, LLP (the "SF Group") as its principal independent auditor effective March 4, 2005, to act as its independent auditor for the fiscal year ending December 31, 2004 and December 31, 2005. Subsequent to the period covered by this report the Company was notified that SF Partnership, LLP had resigned as the Company's principal independent auditor, effective February 16, 2007. As a result of unpaid fees due to the auditing services provided to the Company, the SF Group advised the Company that the professional standards and firm policies prevented the SF Group becoming a creditor to the Company to the extent that objectivity may appear to be impaired. In connection with the audits for the years ended December 31, 2004 and December 31, 2005, and the subsequent interim period prior to the date of resignation, there were no disagreements with the SF Group on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the SF Group, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years (as discussed in Regulation S-B, Item 304(a)(1)(iv)).

The Company engaged the firm of Bernstein and Pinchuk, LLP (the "New Auditor") as its principal independent auditor effective December 10, 2008, to act as its independent auditor for the fiscal year ending December 31, 2006. During the two most recent fiscal years and the interim period preceding the appointment of the New Auditor, the Company had not consulted the New Auditor regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting of financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-B, Item 304(a)(1)(iv)). There were no disputes regarding any accounting or auditing matters with the predecessor accountants.

Item 9a. Controls and procedures

Annual Evaluation of Controls
As of the end of the period covered by this annual report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). This evaluation ("Evaluation") was performed by Vic Dominelli, our Chairman of the Board and Acting Principal Financial Officer and Ken Chu our Chief Executive Officer ("CEO") in consultation with our Director of Operations and our independent accountant. In this section, we present the conclusions of our Chairman based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls.

CEO Certifications
Attached as Exhibits to this annual report, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Scope of the Evaluation
The CEO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO sought to identify data errors, control problems, acts of fraud, and sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained such that changes are implemented (including improvements and corrections) as conditions warrant.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Empire's internal control over financial reporting is a process designed under the supervision of Empire's officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Empire's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Empire's assets;
- provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Empire's assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

  1. The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and one director with management functions and therefore there is lack of segregation of duties. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.
  2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.
  3. There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.
  4. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

Conclusions
Based upon the Evaluation, our Chairman and CEO have concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2006, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting We are a small business, with no viable business or revenues, the Company does not have the resources to employ a dedicated staff with extensive expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Empire's independent auditors have not issued an attestation report on management's assessment of Empire's internal control over financial reporting. As a result, this annual report does not include an attestation report of Empire's independent registered public accounting firm regarding internal control over financial reporting. Empire was not required to have, nor has Empire, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Empire to provide only management's report in this annual report.

Changes in internal control over financial reporting
There has been no change in our Internal Controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 9b. Other information

During the fourth quarter of the year covered by this Form 10-K, the Company reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2006, Empire had four directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. On February 28, 2006 Kalson G.H. Jang resigned as a director and subsequent to the period covered by this report, Hoi Ming Chan, our President and director and Xu Bing a director were dismissed. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name             Age          Position          Date First Elected   Term Expiry

Vic Dominelli    47   Chief Financial Officer,    March 1, 2005         None
                      Chairman of the Board,      May 5, 2008           None
                      Director                    January 6, 2005       None

Ken Chu          46   Chief Executive Officer,
                      Director                    December 21, 2005     None

Sam Merchant     41   Director                    May 5, 2008           None

Identity of Significant Employees
There are no employees or personnel that are expected to make a significant contribution to the business.

Family Relationships
There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Resumes

Ken Chu - Chief Executive Officer, Director

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

Professional Experience - in financial planning, investment banking & consulting services:
  Dun & Bradstreet International Ltd.
  Greencool Technology Holding Co. Ltd (8056.hk)
  Shandong Xincheng Construction Engineering Co. Ltd.
  China National Information Network (http://www.cnnc.info/)
  Broad Group Co. Ltd.
  Global Merger and Acquisition Research Center (http://www.online-ma.com.cn/) Hunan Yiyang Hongrun Rare Metal Co. Ltd.,
  Chinese Green Herbal Global Franchising Holding Co.
  China National Beverage Safety Certification Center
  Zhuhai Jiufeng Ake Energy Co. Ltd.

Working Experience:
  Hongkong Hengning Financial Co. Ltd. - Founder/Executive Director
  China Association of International Econ. & Tech. Stimulation - Liaison Officer Shenzhen China Chengxin Financial Consultancy Co. Ltd. Founder/General Manager Excel Empire Limited - Founder / President

Vic Dominelli - Chief Financial Officer, Chairman of the Board, Director

2002 - Current    Construction Supervisor
1985 - 2002       Senior Human Resources Manager Bombardier Aircraft Canada Inc.

Sam Merchant - Director

Mr. Merchant is the Founder and President of the Merchants Financial Group Ltd. based in Atlanta, Georgia. In this capacity he assumes responsibility for managing all operations. He originates and underwrites loans and handles correspondent relationships with participating lenders, real estate investment trusts, publicly traded Institutional Investment banking firms, equity investors, developers and base clients from business, industry, and other professions. In addition, Mr. Merchant develops international correspondence relationships with National and International banks, mutual funds, investment bankers, and other institutions to serve its local and international investors. As a third generation banker, he has been working in banking and real estate industry since the age of 15. His experience includes all aspects of servicing the hospitality, multifamily, and retail industries with Franchise Financing as his specialty.

The Merchants Financial Group, Ltd., established in 1986, is an originator, underwriter, and consulting firm specializing in investment, merchant, and mortgage banking for Real Estate, IT, Biotech and Nanotech. In addition, The Merchants Financial Group, Ltd. specializes in corporate financial investments, and management consulting directly related to commercial real estate and high tech industry investments, joint ventures for hotels and motels, senior care living, child care, energy related facilities and franchises, to include anchored and unanchored shopping center and apartment industries. The Group participates in underwriting United States government guaranteed loans, Wall Street conduit loans, mezzanine loans, equity loans, and rural area business and industry loan portfolios for its secondary market investors. The Group co-underwrites rated and non-rated tax exempt debentures and bonds in the United States and internationally. The Group also specializes in providing services for real estate investments, mergers and acquisition and leverage buyout to provide Debt and Equity Nationally and Internationally.

Mr. Merchant's work experience includes: Founder/President, The Merchants Financial Group, Ltd. (1986-Present); Managing Member, Diversified Capital Investments (2001-Present); Managing Member, Capital and Venture Resources, LLC (2001-Present); Managing Member, Realty Capital Resources, LLC (2001-Present); Member, Fulton Hospitality (1996-2000); Senior Credit Underwriter/Consultant, The Anderson Thomas Financial Group, Ltd. (1986-89); Comptroller/Chief Financial Officer, Unity Mortgage Corporation (1984-1986).

Involvement in Certain Legal Proceedings

1. No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2. No current director has been convicted in a criminal proceeding and with the exception of the legal proceedings described elsewhere in this report is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).
3. No current director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
4. No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, with the exception of Ken Chu, who is now required to file a Form 5 (Annual Statement of Beneficial Ownership) the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Nomination Procedure for Directors
Empire has adopted a nominee committee charter however, does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.

Audit Committee Financial Expert
Empire has adopted an audit committee charter however has not appointed a financial expert. During the period covered by this report our board of directors determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934, as amended.

The Company believes the cost related to retaining a financial expert at this time is prohibitive. We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that the Company has not generated any revenues to date.

Identification of Audit Committee
Our audit committee is comprised of Angela S. Chu, a Certified General Accountant and David Ciavarella, a Chartered Accountant. The audit committee reports to the Director of Operations and subsequently to the board of directors when performing the required functions of the audit committee.

Pursuant to the audit committee charter, our audit committee is responsible for:
(1) selection and oversight of our independent accountant;
(2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;
(3) establishing procedures for the confidential, anonymous submission by employees of concerns regarding accounting and auditing matters;
(4) engaging outside advisors; and,
(5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics
On February 21, 2006 the Company's board of directors formally adopted a Code of Business Conduct and Ethics effective December 31, 2005 that applies to, among other persons, members of our Board of Directors, our company's officers including our Chief Executive Officer (being our principal executive officer) and our Company's Chief Financial Officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
3. compliance with applicable governmental laws, rules and regulations;
4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5. accountability for adherence to the Code of Business Conduct and Ethics.

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

The Company filed the Code of Business Conduct and Ethics on April 17, 2005 with the Securities and Exchange Commission as an Exhibit to the annual report on Form 10-KSB for the year ended December 31, 2005 and a copy is attached herein as an Exhibit to this annual report. The Company will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Empire Global Corp., Suite 2, 648 Finch Ave. East, Toronto, Ontario, M2K 2E6 Attention: President and CEO.

Item 11. Executive compensation

The following table sets out compensation and awards paid to our officers and directors during the period covered by this report and since inception.

SUMMARY COMPENSATION TABLE

-
                                                                        Restricted   Securities
Name and                                                Other Annual         Stock   Underlying         LTIP      All Other
principal                         Salary        Bonus   Compensation      Award(s)    Options /      Payouts   Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)          ($)            ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------
Ken Chu, Chief
Executive, Chairman     2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

Vic Dominelli, Chief
Financial, Chairman     2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0
Orlando Silvestri,
Chief Executive         2005           0            0              0             0            0            0              0

Michael Ciavarella,
President, Chief
Executive               2004           0            0              0             0            0            0              0

Minh Ngoc Pham,
Secretary, Treasurer    2004           0            0              0             0            0            0              0

Kalson G.H. Jang,
Chairman                2004           0            0              0             0            0            0              0

J M Page, President,
Secretary, Treasurer    2004           0            0              0             0            0            0              0
                        2003           0            0              0             0            0            0              0
                        2002           0            0              0             0            0            0              0

There are no current employment agreements between the Company and its Executive Officers and directors. Our directors and officers submit invoices for services provided to the Company for business development. The directors and officers have agreed to receive shares of common stock in lieu of cash until such time as the Company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

Compensation of Directors
Currently, there are no arrangements between Empire and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors. No payments have been made to our directors for their services as directors that have not been previously reported by the Company.

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2006 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 648 Finch Ave., East, Suite 2, Toronto, Ontario M2K 2E6.

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Billion Charm Group                   3,137,300      32%
144-Restricted     Shareholder

Common             Prosper Consulting Corp.              3,559,200      36.3%
144-Restricted     Shareholder

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 9,796,900 shares of common stock outstanding as of December 31, 2006.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Ken Chu, CEO and Director             3,137,300        32%
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Vic Dominelli, CFO, Chairman and        343,000       3.5%
                   Director
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Sam Merchant                                  0         0%
144-Restricted

Common             Total shares owned by officers        3,480,300      35.5%
Free Trading       and directors of the Company as
                   a group. All directors and
                   executive officers (3 persons)

CHANGES IN CONTROL
On October 27, 2005 the Company entered into a Plan of Merger and Reorganization through its wholly owned subsidiary Empire Global Acquisition Corp. with 501 Canada Inc. (the "501 Plan"). As a result of the completion of the 501 Plan a change in control of ownership occurred as at the effective time and date of 5:00 p.m. EST on October 27, 2005. On September 30, 2006, EGAC ceased providing financial results and discontinued its relationship with the Company, as a result, subsequent to the period covered by this report, the Company formally rescinded the 501 Plan and cancelled 6,240,000 common shares of the Company issued to the former shareholders of 501 Canada Inc. pursuant to the plan of reorganization. Therefore, Empire is not aware of any plan or arrangement that may result in a change of control of the Company.

Item 13. Certain relationships and related party transactions

In the last 2 years, directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved in transactions and proposed transactions in which Empire was or was to be a party. They are as follows:

Our Chief Executive Officer, director and former Chairman of the board Ken Chu, is a shareholder and officer of Excel Empire Limited. On November 4, 2005 the Company entered into an agreement to acquire Excel in exchange for 36,400,000 common shares of the Company. The agreement to acquire Excel has been terminated and the shares issued cancelled as of May 5, 2008.

Empire Global Corp. has no parent company and except for the aforementioned relationship of Ken Chu with respect to the contemplated Excel Plan was not involved in any transactions or agreements with any promoters in the last five years.

Transactions with Related Persons
Except for the aforementioned relationship of Ken Chu with respect to the contemplated Excel Plan as amended, during the period covered by this report, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of
(1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

Billion Charm Group a company controlled by our Chief Executive Officer, Ken Chu billed $468,699 in business development fees. At December 31, 2006, Empire owed Billion Charm Group $68,707.

Promoters and control persons
During the past two fiscal years, Ken Chu and Vic Dominelli have been promoters of Empire's business, but neither of these promoters have received anything of value from Empire or its subsidiaries nor is any person entitled to receive anything of value from Empire or its subsidiaries for services provided as a promoter of the business of Empire and its subsidiaries.

Director independence
Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the Company has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Empire's stock will not preclude a director from being independent.

In applying this definition, our board of directors has determined that Sam Merchant qualifies as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual

As of the date of the report, Empire did not maintain a separately designated compensation or nominating committee, however, the company has also adopted this definition for the independence of the members of its audit committee.
Mr. Merchant does not serve on any committees of the board.

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $99,208 and $61,000 in 2006 and 2005, respectively. Of the amount charged in 2006 $33,395 was attributed to the audit of the financial statements provided to the Company in relation to the Excel Plan.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2006 and 2005.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2006 and 2005.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2006 and 2005.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES
During the period covered by this report the Company had a standing audit committee to perform all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to our engagement of an accounting firm and report to the Board of Directors. All of the services rendered for us by SF Partnership LLP were pre-approved by our Board of Directors.

Item 15. Exhibits

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC
File Number 000-50045.

Exhibit   Description                                                     Status

14.1     Code of Ethics filed as an exhibit to Empire's Form 10-KSB        Filed
         filed on April 17, 2006, and incorporated herein by reference.

31.1     Certification of Principal Executive Officer required under    Included
         Rule 13a-14(a) or Rule 15d-14(a) of the Securities and
         Exchange Act of 1934, as amended.

31.2     Certification of Principal Financial Officer required under    Included
         Rule 13a-14(a) or Rule 15d-14(a) of the Securities and
         Exchange Act of 1934, as amended.

32.1     Certification of Principal Executive Officer pursuant to       Included
         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Principal Financial Officer pursuant to       Included
         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23.1     Consent of former certifying accountant                        Included


REPORTS ON FORM 8-K

On December 28, 2005, the Company filed an 8-K to report the following:
The resignation of Kalson G. H. Jang as our Chairman of the Board and one of our directors and the appointment of Ken Chu, as our Chairman and as one of our directors, filling the vacancy left by the resignation of Kalson G. H. Jang.

On January 9, 2006 the Company filed an 8-K/A amending the 8-K filed on December 28, 2005 stating that Kalson G. H. Jang remained as one of our directors and only resigned from his position as the Chairman of the Board which position was subsequently filled by Ken Chu.

On February 23, 2006, the Company filed an 8-K to report the following:
The appointment of Mr. Hoi Ming Chan as one of our directors.

On March 6, 2006, the Company filed an 8-K to report the following:
The resignation of Kalson G.H. Jang as one of our directors.

On March 15, 2006, the Company filed an 8-K to report the following:
The appointment of Mr. Xu Bing as one of our directors.

On May 29, 2006, the Company filed an 8-K to report the following:
The resignation of Vic Dominelli as our Chief Financial Officer and the appointment of Hoi Ming Chan as our President and Chief Financial Officer.

On June 8, 2006 the Company filed an 8-K/A amending the 8-K filed on May 29, 2006 stating that Mr. Dominelli had advised the Company of his desire to resign as Chief Financial Officer subject to acceptance of the Board of Directors. On June 7, 2006 the Board accepted Mr. Dominelli's resignation as CFO which position was subsequently filled by Hoi Ming Chan, and Mr. Dominelli remained as a director.

On August 8, 2006, the Company filed an 8-K to report the following:
The Plan of Merger and Reorganization with Excel Empire Limited was amended to become a Share Purchase Agreement whereby Excel would survive as a wholly owned subsidiary of the Company as opposed to being merged as contemplated by the original Excel Plan dated November 4, 2005. The Excel Plan as amended was closed on August 1, 2006 and the Company announced that it would file financial statements of Excel Empire Limited in accordance with Item 310(b) of Regulation S-B by amendment by October 16, 2006. Pursuant to the Excel Plan as amended, the Company issued 36,400,000 shares in accordance with the provisions set forth in the amended agreement.

On August 25, 2006, the Company filed an 8-K to report the following:
The dismissal of Hoi Ming Chan as our President and Chief Financial Officer and the appointment of Ken Chi as our Interim Chief Financial Officer.

On December 4, 2006 the Company filed an 8-K/A amending the 8-K filed on August 25, 2006 correctly stating that the resolution to dismiss Hoi Ming Chan as our President and CFO occurred at a properly convened meeting of the board of directors held on August 21, 2006.

On August 25, 2006, the Company filed an 8-K to report the following:
The issuance of 7,236,000 shares of common stock of the Company to pay contractors that had been providing independent contractor services to Empire.

On December 4, 2006 the Company filed an 8-K/A amending the 8-K filed on August 25, 2006 correctly stating that the resolution to issue shares of the Company to pay contractors for service provided to the Company occurred at a properly convened meeting of the board of directors held on August 21, 2006 and to correct the amount billed to $922,595 versus $922,955 as previously incorrectly reported.

On November 7, 2006, the Company filed an 8-K to report the following:
That Hoi Ming Chan and his spouse Florence Tsun, together shareholders of 501 Canada Inc. (collectively "the plaintiffs"), had filed a complaint in the Court of Chancery of the State of Delaware on September 6, 2006 against Mr. Chu,
Mr. Dominelli, Mr. Bing and the Company (collectively "the defendants"). Also on September 22, 2006 a Stipulated Order Maintaining Status Quo was granted by Court of Chancery. The defendants filed an answer and counterclaim on October 5, 2006 and on October 27, 2006 the parties reached terms of mutual settlement out of court. In addition the Company stated that as a result of the Chan complaint, the closing effective date of the Excel Plan as amended was amended to a date as soon as practicable after the Chan complaint was resolved. The Company had also reported that the address of the Corporation changed.

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)

On March 27, 2007, the Company filed an 8-K to report the following:
The Company received notice that SF Partnership tendered their resignation a as the Company's Certifying Accountant.

Subsequently on May 9, 2007 the Company filed an amendment to the 8-K filed on March 26, 2007 to comply with the disclosure requirement of Item 304(a)(1)(ii) of Regulation S-B, and subsequent on June 14, 2007 the Company filed a second amendment to the 8-K filed March 28, 2007 attaching a response from our former Certifying Accountant stating that they agree with the information reported by the Company.

On June 14, 2007, the Company filed an 8-K to report the following:
The complaint by Hoi Ming Chan and Florence Tsun as previously reported on Form 8K filed on November 7, 2006 against Chu, Dominelli, Bing and the Company was dismissed in the Court of Chancery of the State of Delaware.

On October 5, 2007, the Company filed an 8-K to report the following:
The rescission of the 501 Plan and the rescission of the IMM Agreement with Blazing Holdings.

On November 8, 2007, the Company filed an 8-K to report the following:
The resignation of Ken Chu as our Chairman and appointment of Mr. Yuan Zhang Zhao as a director and Chairman and Mr. I Ching Li as a director of the Company. Mr. Chu remained as a director and Chief Executive Officer. The Company also reported the issuance of 3,378,900 shares of common stock of the Company to pay contractors that had been providing independent contractor services to Empire.

Subsequently on November 9, 2007 the Company filed an amendment to the 8-K filed on November 8, 2007 to correct the spelling of the name Mr. Yuan Zhang Zhao.

On November 30, 2007, the Company filed an 8-K to report the following:
That the Company and Research Capital had reached a mutual settlement agreement and the claim against the company was dismissed in the Ontario Superior Court of Justice.

On May 12, 2008, the Company filed an 8-K to report the following:
The resignation of Mr. Yuan Zhang Zhao and Mr I. Ching Li as well as the dismissal of Xu Bing as one of our directors. In addition the Company reported that due to delays in complying with the terms of the Excel Plan as amended the Company returned 36,400,000 shares issued pursuant to obligations set forth in the Excel Plan as amended for cancellation. In addition the Company reported that 2,500,000 shares were issued to contractors for services provided to the Company and that 3,000,000 shares were issued to private investors in exchange for $200,000 for fees required to put the company into good standing with its required filings.

On July 11, 2008, the Company filed an 8-K to report the following:
The SEC issued a notice to Michael Ciavarella, our former executive and current director of operations, that the SEC had completed its investigation as it relates to Mr. Ciavarella and that the SEC did not intend to recommend enforcement.

On December 15, 2008, the Company filed an 8-K/A to report the following:
The Company amended the 8-K filed on March 27, 2007 reporting that it had engaged the accounting firm of Bernstein and Pinchuk, LLP as the certifying accountant to replace the SF Partnership, LLP who had resigned on February 16, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                      Date: June 29, 2009.
Vic Dominelli
Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:   /s/ Ken Chu                                           Date: June 29, 2009.
Ken Chu
Chief Executive Officer
(Principal Executive Officer)





By:  /s/ Vic Dominelli                                      Date: June 29, 2009.
Vic Dominelli
Chairman of the Board
Chief Financial Officer
(Principal Financial Officer)