Form 10-Q/A
period 2009-06-29
EMPIRE GLOBAL CORP.
filed 2009-06-30
CIK 1080319

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



SIGNATURES.................................................................. 25

EXHIBIT INDEX............................................................... 26




                           EXPLANATORY NOTE

This Amendment No. 1 to form 10-QSB/A ("Amendment No. 1") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 22, 2006. This Amendment No. 1 is being filed for the purpose of correcting a clerical error in the form 10-QSB which may confuse the reader and has not affected the figures reported in the interim consolidated financial statements and management's discussion and analysis and does not include restatements as described on form 10-QSB for the period ended September 30, 2006 and subsequent amendments.


List of Changes in this Amendment No. 1
---------------------------------------

Headings representing entries for Foreign Currency Translation and Net Increase (Decrease) in Cash on the Statement of Cash Flows were reversed as a result of a clerical error which occured when preparing the form 10-QSB.

The proper presentation of these entries is as follows:

Foreign Currency Translation                           (222,590)        74,406

Net Increase (Decrease) in Cash                          27,033        722,588

The error was discovered while reviewing previous filings in preparation for filing our annual report on form 10-K for the year ended December 31, 2006.

The proper presentation of these entries can be found on page F3 of this form 10-QSB/A.

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
                               ============ ============  ========== ==========

                (The accompanying notes are an integral part
                 of these interim consolidated financial statements)

                                    - F2 -

EMPIRE GLOBAL CORP. AND SUBSIDIARIES
(FORMERLY TRADESTREAM GLOBAL CORP.)
Interim Consolidated Statement of Cash Flows
Three Months Ended June 30, 2006 and 2005
(Stated in United States Dollars)
(Unaudited)

                                                           2006           2005
Cash Flows from Operating Activities
   Net loss                                        $   (146,038)  $   (243,325)
      Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                       61,279         40,241
      Amortization of debt issuance costs                39,880         11,464
      Gain on disposal of revenue
         producing property                              (9,297)          -
      Deferred income taxes                                 239           (120)
      Receivable                                         (2,675)      (218,557)
      Prepaid and other current assets                   15,582            389
      Interest receivable                              (221,250)          -
      Accounts payable and accrued liabilities          110,832        (47,087)
      Income taxes payable                                 -            (5,026)
                                                   ------------   ------------
   Net cash used in operating activities               (151,448)      (462,021)
                                                   ------------   ------------

Cash Flows from Investing Activities
      Purchase of 501 Alliance Avenue                      -           (91,167)
      Proceeds (purchase) of 3025 Kennedy Road        1,886,489     (2,522,896)
      Purchase of equipment                                -           (17,912)
                                                   ------------   ------------
   Net cash from investing activities                 1,886,489     (2,631,975)
                                                   ------------   ------------

Cash Flows from Financing Activities
      Bank indebtedness                                  49,718        (31,772)
      Mortgage payable                               (1,147,528)     3,287,005
      Short term investments                             (3,706)       (64,017)
      Payments of debt issuance cost                       -          (101,775)
      Repayments to related party                      (458,235)          -
      Proceeds from related party                          -           303,727
      Advances from related parties                    (107,573)       349,010
      Advances to related  party                        (33,240)          -
                                                   ------------   ------------
   Net cash provided by financing activities         (1,485,418)     3,742,178
                                                   ------------   ------------

Foreign Currency Translation                           (222,590)        74,406

Net Increase (Decrease) in Cash                          27,033        722,588

Cash and Cash Equivalents - beginning of period         274,186         24,536
                                                   ------------   ------------
Cash and Cash Equivalents - end of period          $    301,219   $    747,124
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

      Interest paid                                $    291,542   $    172,541
                                                   ============   ============
      Income taxes (recovered) paid                $       -      $      5,026
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