Form 10-Q
period 2009-08-14
EMPIRE GLOBAL CORP.
filed 2009-08-17
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2007

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

                        648 Finch Ave. East, Suite 2
                              Toronto, Ontario, M2K 2E6
                               (647) 229-0136
        (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

There were 9,796,900 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-19
Item 2.  Management's Discussion and Analysis or Plan of Operation           22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25
Item 4.  Controls and Procedures                                             25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26
Item 1A. Risk Factors                                                        27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         27
Item 3.  Defaults Upon Senior Securities                                     27
Item 4.  Submission of Matters to a Vote of Security Holders                 27
Item 5.  Other Information                                                   27
Item 6.  Exhibits                                                            27

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


                  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTH PERIODS ENDED
                          MARCH 31, 2007 and 2006




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 19

                                    - F1 -


                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets
                               (Unaudited)


                                                          March 31, December 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
     ASSETS

Current Assets
  Pre-paid and sundry assets of continuing operations      101,433      101,433
                                                           -------      -------

Total Current Assets                                       101,433      101,433

  Property and equipment, net                                6,805        7,163
  Investment in Armistice Resources Corp.                  834,708      839,207
  Organization Cost                                          1,461        1,469
                                                           -------      -------

                                                           944,408      942,972
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                                87,699            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      325,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  444,849      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 at March 31, 2007 and December 31, 2006            980          980
Additional paid in capital                               4,119,216    4,119,216
Accumulated other comprehensive loss                         4,506            -
Deficit                                                 (3,616,131)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 499,559      592,122
                                                           -------      -------

                                                           944,408      949,272
                                                           =======      =======

                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss
                              (Unaudited)

                                                          March 31,    March 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                                       Restated

Income from continuing operations                                -            -
                                                         ---------  -----------
General and administrative expenses                         88,057      140,267

Operating loss- continuing operations                      (88,057)    (140,267)

Other (expense)/income                                           -            -
                                                         ---------  -----------


Loss from continuing operations before income taxes        (88,057)    (140,267)
Income taxes                                                     -            -

Loss from continuing operations                            (88,057)    (140,267)
Loss on discontinued operations                                  -     (370,642)
                                                         ---------  -----------

Net Loss                                                   (88,057)    (510,909)
                                                         =========  ===========

Foreign currency translation adjustment                          -      (15,030)
                                                         ---------  -----------

Comprehensive Loss                                         (88,057)    (525,939)
                                                         =========  ===========

Basic and fully diluted loss per share
  - continuing operations                                    (0.01)       (0.02)
Basic and fully diluted loss per share
  - discontinued operations                                      -        (0.05)
Basic and fully diluted loss per share                       (0.01)       (0.07)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                               9,796,900    7,799,967
                                                         =========  ===========

                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                          Three months March 31,
                                                              2007         2006
                                                               US$          US$
                                                           -------     --------
                                                                       Restated


Cash Flows from continuing operations - Operating Activities
  Net loss                                                 (88,057)    (510,909)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                358          448
  Accounts payable and accrued charges                      87,699     (416,297)
  Prepaid and sundry assets                                      -      (94,612)
                                                           -------     --------

Net cash used in operating activities                            -         (448)
                                                           -------     --------
Net cash provided by discontinued operations                     -        8,395
                                                           -------     --------

Cash Flows from Investing Activities
  Net cash used in investing activities                          -            -
                                                           -------     --------

Cash Flows from Financing Activities
  Advances from related parties                                  -       17,500
                                                           -------     --------

Net cash provided by financing activities                        -       17,500
                                                           -------     --------

Effect of foreign exchange fluctuation in cash                   -        7,002
                                                           -------     --------
Net (decrease) increase in cash and cash equivalents             -       33,344

Cash and cash equivalents - beginning of year                    -      274,186
                                                           -------     --------

Cash and cash equivalents - end of year                          -      307,530
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                    -      627,170
                                                           =======     ========
Income taxes paid                                                -            -
                                                           =======     ========


(See also Note 6 for disclosures of discontinued operations not affecting cash)

                See notes to consolidated financial statements

                                    - F4 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
               Notes to Consolidated Financial Statements
                              (Unaudited)

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

The Company has incurred continuing losses amounting to $790,098 and total losses of $3,616,131 including losses from discontinued operations of $2,826,033 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                    - F5 -

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's Form 10-K dated and filed on June 29, 2009 for the fiscal year ended December 31, 2006. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policies since December 31, 2006. The results from operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2006.

b)  Principles of consolidation

These consolidated financial statements include the accounts of the Company and an inactive wholly owned subsidiary, Montebello Developments Corp., as well as results from the discontinued operations of Empire Global Acquisition Corp. ("EGAC") and IMM Investments Inc. a wholly owned subsidiary.

c)  Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

d)  Use of Estimates

In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, and deferred taxes. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

                                    - F6 -

e)  Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f)  Equipment and Depreciation

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2006 and 2005, no impairment losses have been identified.

h)  Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, sundry receivables, bank indebtedness, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

                                    - F7 -

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

k)  Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.

l)  Recent Accounting Pronouncements

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

                                    - F8 -

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

                                    - F9 -

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company's consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal and state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for the Company on January 1, 2008. Adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations
("SFAS 141(R)"), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect the adoption of SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

                                    - F10 -

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

                                    - F11 -

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. This statement was effective for us on January 1, 2009. Early adoption of this provision was prohibited. The adoption of this statement did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our financial statements.

m)  Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was a reduction of $4,506 reflected in the cost value of our investment in Armistice on March 31, 2007. On March 31, 2007 shares in that Company had a quoted market value of $0.52 Canadian per share.

4.  Equipment

Equipment of continuing operations at March 31, 2007 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           4,387
                                                                      ---------
                                                                      $   6,805
                                                                      =========


5.  Advances from Related Party

Advances due from related parties for continuing operations are non-interest bearing and are due on demand. Advances from related parties as of March 31, 2007 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  15,000
  Gold Street Capital (Retainer for SF Group)                            17,500
                                                                      ---------
Total Advances from Related Parties:                                  $  32,500
                                                                      =========

                                    - F12 -

6.  Discontinued Operations

1. Previously on October 27, 2005, the Company entered into a Plan of Merger and Reorganization (the "501 Plan") with 501 Canada Inc. ("501"), an Ontario corporation, to acquire 100% of 501. 501 reportedly owned and operated two revenue-producing commercial real estate properties in Toronto, Canada. Pursuant to the 501 Plan, the Company issued a total of 6,240,000 shares of common stock with an effective date of November 17, 2005 to the former shareholders of the 501. The 501 Plan provided for the survival of Representations and Warrantees for a period of 12 months from the effective date of the Plan.

    On October 1, 2007 the parties completed a mutual termination agreement effective as of September 30, 2006 whereby the Company would dispose of 501 to Chan in exchange for return and cancellation of the 6,240,000 shares of the Company issued to Chan. Additional details of the events leading up to the discontinuance of our wholly owned subsidiary Empire Global Acquisition Corp. (EGAC) are included in our form 10-K filed on June 29, 2009 for the year ended December 31, 2006.

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

    As a result of delays in completing the Excel Plan, the Company conducted an onsite evaluation of the Sunwin project and determined that it was not in the best interests of the stockholders' to complete the acquisition of Excel therefore, on May 5, 2008 our board members resolved to cancel the 36,400,000 shares issued to Xu Bing and assigns and terminated the Excel Plan as amended for the acquisition of Excel Empire Limited. Additional details of the events leading up to the cancellation of the Excel Plan are included in our form 10-K filed on June 29, 2009 for the year ended December 31, 2006.

As described above, on September 30, 2006 the Company discontinued the operations of EGAC. The transaction was determined by a mutual termination agreement between the Company and the former shareholders of 501 whereby the assets and liabilities of EGAC would be returned to the former shareholders of 501 in exchange for the 6,240,000 shares of the Company issued to the shareholders of 501 at acquisition of 501 on October 27, 2005.

As a result of the discontinuance of the EGAC Operations, the Company assumed liabilities associated with development of the EGAC business including legal, accounting and consulting fees and no longer has revenue producing real estate or the associated mortgages, bank debt and financing costs as well as fees and charges. The net losses in 2006 were attributed primarily to costs incurred for auditing as well as legal fees associated with defending claims made against the company and its directors by the principals of 501 Canada Inc and business development fees of $468,699 paid to a related party. Accordingly, net loss of the EGAC component is reported as a discontinued operation on the income statement and net income has been reclassified and segregated as loss from discontinued operations.

                                    - F13 -

In addition, although the company abandoned its intention to complete the Excel Empire Limited acquisition subsequent to the period covered by this report, business development charges, legal and accounting fees were incurred during this period and recorded as expenses. The following table details selected income statement information related to our discontinued operations that have been segregated as appropriate in the consolidated balance sheet for the period ended March 31, 2006.

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

  Revenue of discontinued operations                                  $ 210,320
  Expenses of discontinued operations                                   304,932
                                                                      ---------
  Net loss from discontinued operations                               $  94,612
                                                                      =========

Cash flows from discontinued operations comprise of the following:

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

Cash Flow from Discontinued Operations                                    8,395


As a result of the discontinued operations the Company recorded supplemental noncash transactions from discontinued operations of $101,995 for the period ended March 31, 2006.

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

                                    - F14 -

The Note has been cancelled; therefore the principal and accrued interest no longer are reflected on our Consolidated Financial Statements. The Note was impaired as follows:

Determination of Impairment:
  Estimated amount collectible                                             None
  Impairment recorded before recovery of collateral                 $ 3,045,000
                                                                    -----------

Recovery of collateral:
  Investment in Armistice at cost:                                    $ 839,207
  Incorporation cost                                                      1,469
                                                                    -----------
  Major assets of recovered:                                            840,676

Net loss on disposal of Note and recovery of collateral              $2,204,324
                                                                    ===========

9.  Recovery of IMM Investments Inc.

As described in Note 8, due to the rescission of the agreement between the Company (formerly known as "Pender") and Blazing Holdings Inc., the Company has recovered its investment in IMM Investments Inc. ("IMM"). On July 9, 2004 the Company acquired 100% of IMM, thus making IMM a wholly owned subsidiary of the Company. The Company acquired IMM from KJ Holding Inc. ("KJ"), an Ontario Corporation, by issuing KJ 210,000 (post share splits) restricted shares of Pender in exchange for 100% of the issued and outstanding common shares of IMM. The Company accounted for this acquisition using the purchase method of accounting.

10. Restatement of Previously Issued Consolidated Financial Statements

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

Restatements to the consolidated financial statements for the year ended December 31, 2005 on form 10KSB filed April 18, 2006, are included in our form 10K for the year ended December 31, 2006 filed on June 29, 2009 while restatements for the three and six month periods ended March 31, 2006 and June 30, 2006 filed on form 10QSB on May 19, 2006 and August 22, 2006 respectively in respect of the above adjustments, and specifically comprise the following:

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

                                    - F15 -

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

The effect of these errors on the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 are as follows:

i) The consolidated interim balance sheet will be adjusted to reflect the outstanding liability shares and shareholder's deficit as a result of the contractor services. The accrued liability at March 31, 2006 and June 30, 2006 will change from $0 to $416,297 and from $0 to $922,595, respectively. The shareholders' deficit will be adjusted by the change in the net income as described below.
ii) The basic and diluted loss per share on the consolidated interim statement of operations and comprehensive loss at March 31, 2006 and June 30, 2006 will change from $0.02 to $0.07 and from $0.01 to $0.08, respectively.
iii) The consolidated interim statement of operations and comprehensive loss will be corrected to reflect the added expenses due to the contractor services. The net loss for the three month periods ended March 31, 2006 and June 30, 2006 will change from $94,612 to $510,909 and from $51,426 to $557,723, respectively.
iv) The consolidated interim statement of cash flows will be corrected to reflect the results of the consolidated statement of operations and comprehensive loss.

Retroactive treatment has been given to reclassifications in these consolidated financial statements.

                                    - F16 -

11.  Share based payments and Shareholder Equity

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

On November 17, 2005 the Company issued 6,240,000 restricted common shares for the completion of the Plan of Merger and Reorganization Agreement with 501 Canada Inc. As described in Note 1, on September 30, 2006 the Company discontinued the Operations of EGAC (formerly 501 Canada Inc.) and cancelled the 6,240,000 shares.

On November 4, 2005, the Company issued 36,400,000 restricted common shares contingent upon the completion of the Plan of Merger and Reorganization with Excel Empire Limited ("Excel") (the "Excel Plan"). As described elsewhere in this report, the Excel Plan was terminated and the 36,400,000 shares where subsequently returned and cancelled by the Company.

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

Refer to Note 13 - Subsequent Events for additional details regarding capital stock issued subsequent to these Consolidated Financial Statements.

                                    - F17 -

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

                                    - F18 -

13.  Subsequent Events

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

3. Between February and March 2008 a preliminary inquiry was held in the Ontario Court of Justice with respect to the previously described matter involving the Royal Canadian Mounted Police, the Ontario Securities Commission (jointly IMET "Integrated Market Enforcement Team") and our former executive. Our former executive has consented committal to trial and is vigorously denying the allegations and challenging the charges. The trial date is set down to commence September 8, 2009. On June 25, 2008 the Securities and Exchange Commission ("SEC") issued a notice to Michael Ciavarella, our former officer and director. The notice advised that the (SEC) investigation has been completed as to Mr. Ciavarella, against whom they do not intend to recommend enforcement by the commission.

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


                                    - F19 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project," "may," "could," "would," "should," and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our Form 10-KSB for the fiscal year ended December 31, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes on form 10Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2006. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Empire Global Corp. (Empire) and its subsidiary IMM Investments Inc. (IMM) mean "we", "us" or "our" and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

Empire was organized under the laws of the State of Delaware on August 28, 1998. The Company went through various name changes prior to September 2005 when the name was changed to Empire Global Corp. We currently intend to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

During the three months ended March 31, 2007, we had no income.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $3,616,000 to March 31, 2007 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 1 to our consolidated financial statements are included in the annual report for the year ended December 31, 2006 and a summary of critical accounting policies and recent accounting pronouncements is included in Note 1 of this Form 10-Q.

We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application and as a result, such estimates may significantly impact our consolidated financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We have applied our critical accounting policies and estimation methods consistently. A comprehension of our critical accounting policies is necessary to understand our financial results as their application places the most significant demands on our management's judgment.

Overall Results of Operations

As a result of our discontinued EGAC operations, we had significant changes in our overall results. During the three months ended March 31, 2007, we had a net loss of $88,057 versus $140,267 continuing net loss during the same period in 2006. The reduction in continuing net loss was a result of reduced expenses attributed to the limited operations of the Company. As of March 31, 2007, we have no cash and total current assets of $101,433 which is primarily prepaid office expenses. When these current assets are compared to our current obligations of $444,849 we are left with a working capital deficit of $343,416.

We have no cash as of the date of this filing and therefore are not able to satisfy our working capital needs for the next year. We anticipate funding our working capital needs for the next twelve months through private advances and loans from our management and key shareholders, or if available, equity capital markets. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able obtain financing or raise sufficient cash to meet our cash requirements.

Over the next twelve months we plan to seek out a viable new business opportunity. If we enter into a new business opportunity, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Related-Party Transactions

Included in the $444,849 of current liabilities at March 31, 2007 is $32,500 in advances from related parties as well as $412,349 in accounts payable and accrued liabilities which includes $101,207 due to a company controlled by our Chief Executive Officer. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

We had no revenue during the three months ended March 31, 2007 and the three months ended March 31, 2006 from our continuing operations.

Operating Expenses

Our operating expenses decreased by $512,084 or 85% from $600,141 for three months ended March 31, 2006 to $88,057 for the three months ended March 31, 2007. This decrease was primarily caused by a decrease in professional fees and the results of our efforts to reduce our operating costs.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The notes to our unaudited consolidated financial statements as of March 31, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $3,616,131. As of March 31, 2007, we had $444,849 in current liabilities, when these liabilities are compared with our current assets of $101,433 we are left with a working capital deficit of $343,416 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2007

Net Cash Used In Operating Activities

We had no cash used in operating activities during the three months ended March 31, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2007.

Contractual Obligations

None.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that we expect to be material to investors. We do not have any non-consolidated, special-purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, Director of Operations including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and the identification of material weaknesses in our internal control over financial reporting, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Empire's internal controls or, to Empire's knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management's Report on Internal Controls over Financial Reporting

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Empire reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly filing or incorporated by reference to Empire's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-50045.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                    Date: August 14, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board and
Principal Financial Officer