Form 10-Q
period 2009-08-17
EMPIRE GLOBAL CORP.
filed 2009-08-17
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           Amendment No. 1 to FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

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

SIGNATURES

Amendments




                           EXPLANATORY NOTE

This Amendment No. 1 to form 10-Q ("Amendment No. 1") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on August 14, 2009. This Amendment No. 1 is being filed for the purpose of correcting clerical errors in the form 10-Q which may confuse the reader and has not affected the figures reported in the interim consolidated financial statements. The errors were discovered when comparing results while preparing our statements for the Quarterly report on form 10-Q for the period ended June 30, 2007.


List of Changes in this Amendment No. 1
---------------------------------------

Consolidated Balance Sheet: a typographical clerical error caused an improper entry of $942,972 and has been corrected to read $949,272;

Consolidated Statement of Cash Flows: a typographical clerical error was corrected to remove parenthesis for the entry related to Accounts payable and accrued liabilities of continuing operations as well as a correction in the entries for Cash used in Operating Activities has been made to provide a better representation of Loss from discontinued operations and Net Cash from discontinued operations. This change does not affect the results and is also reflected in Note 6 - Discontinued Operations.

Changes to Management Discussion and Analysis:
Under the heading Operating Expenses, a clerical error was corrected to properly enter the values related to operating expenses. The change does not affect the results of operations.

Other typographical errors were corrected to add periods after various sentences. These corrections do not affect the results of operations.

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

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 19

                                    - F1 -


                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets
                               (Unaudited)


                                                          March 31, December 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
     ASSETS

Current Assets
  Pre-paid and sundry assets of continuing operations      101,433      101,433
                                                           -------      -------

Total Current Assets                                       101,433      101,433

  Property and equipment, net                                6,805        7,163
  Investment in Armistice Resources Corp.                  834,708      839,207
  Organization Cost                                          1,461        1,469
                                                           -------      -------

                                                           944,408      949,272
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
                                                         =========  ===========

                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                          Three months March 31,
                                                              2007         2006
                                                               US$          US$
                                                           -------     --------
                                                                       Restated


Cash Flows from continuing operations - Operating Activities
  Net loss                                                 (88,057)    (510,909)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                358          448
  Accounts payable and accrued charges                      87,699      416,297
  Loss on discontinued operations                                -      370,642
                                                           -------     --------

Net cash used in operating activities                            -      276,784
                                                           -------     --------
Net cash provided by discontinued operations                     -     (267,635)
                                                           -------     --------

Cash Flows from Investing Activities
  Net cash used in investing activities                          -            -
                                                           -------     --------

Cash Flows from Financing Activities
  Advances from related parties                                  -       17,500
                                                           -------     --------

Net cash provided by financing activities                        -       17,500
                                                           -------     --------

Effect of foreign exchange fluctuation in cash                   -        7,002
                                                           -------     --------
Net (decrease) increase in cash and cash equivalents             -       33,344

Cash and cash equivalents - beginning of year                    -      274,186
                                                           -------     --------

Cash and cash equivalents - end of year                          -      307,530
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                    -            -
                                                           =======     ========
Income taxes paid                                                -            -
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

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

  Revenue of discontinued operations                                  $ 210,320
  Expenses of discontinued operations                                   580,962
                                                                      ---------
  Net loss from discontinued operations                               $ 370,642
                                                                      =========

Cash flows from discontinued operations comprise of the following:

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

Cash Flow from Discontinued Operations                                  267,635


As a result of the discontinued operations the Company recorded supplemental noncash transactions from discontinued operations of $94,613 for the period ended March 31, 2006.

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

Operating Expenses

Our operating expenses from continuing operations decreased by $52,210 or 37% from $140,267 for three months ended March 31, 2006 to $88,057 for the three months ended March 31, 2007. This decrease was primarily caused by a decrease in professional fees and the results of our efforts to reduce our operating costs.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The notes to our unaudited consolidated financial statements as of March 31, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $3,616,131. As of March 31, 2007, we had $444,849 in current liabilities, when these liabilities are compared with our current assets of $101,433 we are left with a working capital deficit of $343,416 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2007.

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