Form 10-Q
period 2007-09-30
EMPIRE GLOBAL CORP.
filed 2009-09-18
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

There were 9,796,900 shares of Common Stock outstanding as of September 30, 2007

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2007, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-19
Item 2.  Management's Discussion and Analysis or Plan of Operation           22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          26
Item 4.  Controls and Procedures                                             26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   27
Item 1A. Risk Factors                                                        28
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28
Item 3.  Defaults Upon Senior Securities                                     28
Item 4.  Submission of Matters to a Vote of Security Holders                 28
Item 5.  Other Information                                                   28
Item 6.  Exhibits                                                            28

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


            INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2007 and 2006




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 19

                                    - F1 -


                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets



                                                      September 30, December 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
     ASSETS

Current Assets
  Pre-paid and sundry assets of continuing operations        3,938      101,433
                                                           -------      -------

Total Current Assets                                         3,938      101,433

Property and equipment, net                                  6,089        7,163
Investment in Armistice Resources Corp.                    983,069      839,207
Organization Cost                                            1,721        1,469
                                                           -------      -------

                                                           994,817      949,272
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                               267,845            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      325,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  624,995      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 on September 30, 2007 and December 31, 2006        980          980
Additional paid in capital                               4,119,802    4,119,216
Accumulated other comprehensive loss                       144,114            -
Deficit                                                 (3,895,074)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 369,822      592,122
                                                           -------      -------

                                                           994,817      949,272
                                                           =======      =======

                See notes to consolidated financial statements

                                    - F2 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                 Three months ended September 30,   Nine months ended September 30,
                                                              2007          2006                2007          2006
                                                               US$           US$                 US$           US$
                                                         ---------   -----------           ---------   -----------
                                                                                                          Restated


Income from continuing operations                                -             -                   -             -
                                                         ---------   -----------           ---------   -----------
General and administrative expenses                        152,124        33,761             367,000       174,199

Operating loss - continuing operations                    (152,124)      (33,761)           (367,000)     (174,199)

Other (expense)/income                                           -             -                   -             -
                                                         ---------   -----------           ---------   -----------


Loss from continuing operations before income taxes       (152,124)      (33,761)           (367,000)     (174,199)
Income taxes                                                     -             -                   -             -

Loss from continuing operations                           (152,124)      (33,761)           (367,000)     (174,199)
Loss on discontinued operations                                  -      (247,666)                  -    (1,175,862)
                                                         ---------   -----------           ---------   -----------

Net Loss                                                  (152,124)     (281,427)           (367,000)   (1,350,061)
                                                         =========   ===========           =========   ===========

Foreign currency translation adjustment                     65,248        (7,533)            144,114       (45,285)
                                                         ---------   -----------           ---------   -----------

Comprehensive Loss                                         (86,875)     (288,960)           (222,886)   (1,395,346)
                                                         =========   ===========           =========   ===========

Loss per common share - basic and fully diluted
  - continuing operations                                    (0.02)        (0.01)              (0.04)        (0.03)
  - discontinued operations                                  (0.00)        (0.02)              (0.00)        (0.14)
Total loss per common share - basic and fully diluted        (0.02)        (0.03)              (0.04)        (0.17)
                                                         =========   ===========           =========   ===========
Basic and fully diluted weighted average number of
  shares outstanding                                     9,796,900    10,486,041           9,796,900     8,165,413
                                                         =========   ===========           =========   ===========


                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                       Nine months September 30,
                                                              2007         2006
                                                               US$          US$
                                                           -------     --------
                                                                       Restated


Cash Flows from continuing operations - Operating Activities
  Net loss                                                (367,000)  (1,350,061)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                              1,074        1,343
  Accounts payable and accrued charges                     267,845      147,257
  Prepaid and sundry assets                                 97,495            -
  Stock based payments                                           -      922,595
  In-kind contribution                                         586            -
  Loss on discontinued operations                                -    1,175,863
                                                           -------     --------

Net cash used in operating activities                            -      (25,599)
                                                           -------     --------
Net cash provided by discontinued operations                     -       34,250
                                                           -------     --------
Cash Flows from Financing Activities
  Advances from related parties                                  -       17,500
                                                           -------     --------

Net cash provided by financing activities                        -       17,500
                                                           -------     --------

Net increase in cash and cash equivalents                        -       26,152

Cash and cash equivalents - beginning of year                    -      274,186
                                                           -------     --------

Cash and cash equivalents - end of year                          -      300,338
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre reverse stock splits) shares paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. As described in Note 9 - Recovery of IMM Investments Inc., IMM owns 5 million (20 million pre reverse stock split) shares of Armistice Resources Corp. a mining company in Northern Ontario. In June 2005, the Company sold its interests in IMM in exchange for a Promissory Note of $3,000,000 plus interest accrued to maturity and secured by the shares of IMM. As described in Note 8 - Notes Receivable, the Note has been cancelled and the shares of IMM recovered by the Company.

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

During the quarter ended September 31, 2007, we had a loss of $152,124 from continuing operations. Since inception, the Company has incurred continuing losses amounting to $1,069,041 and total losses of $3,895,074 including losses from discontinued operations of $2,826,033 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2006 and September 30, 2007, no impairment losses have been identified.

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

m)  Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $143,862 reflected in the cost value of our investment in Armistice on September 30, 2007. On September 30, 2007 shares in that Company had a quoted market value of $0.75 Canadian per share.

4.  Equipment

Equipment of continuing operations at September 30, 2007 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           5,103
                                                                      ---------
                                                                      $   6,089
                                                                      =========


5.  Advances from Related Party

Advances due from related parties for continuing operations are non-interest bearing and are due on demand. Advances from related parties as of September 30, 2007 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  15,000
  Gold Street Capital (Retainer for SF Group)                            17,500
                                                                      ---------
                                                                      $  32,500
                                                                      =========

                                    - F12 -

6.  Discontinued Operations

1. On October 27, 2005, the Company entered into a Plan of Merger and Reorganization (the "501 Plan") with 501 Canada Inc. ("501"), an Ontario corporation, to acquire 100% of 501. 501 reportedly owned and operated two revenue-producing commercial real estate properties in Toronto, Canada. Pursuant to the 501 Plan, the Company issued a total of 6,240,000 shares of common stock with an effective date of November 17, 2005 to the former shareholders of the 501. The 501 Plan provided for the survival of Representations and Warrantees for a period of 12 months from the effective date of the Plan.

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

                                    - F13 -

In addition, although the company abandoned its intention to complete the Excel Empire Limited acquisition subsequent to the period covered by this report, business development charges, legal and accounting fees were incurred during this period and recorded as expenses. The following table details selected income statement information related to our discontinued operations that have been segregated as appropriate in the consolidated balance sheet for the period ended September 30, 2006.

                                                 Nine months ended September 30,
                                                                           2006
                                                                      ---------

  Revenue of discontinued operations                                $   611,280
  Expenses of discontinued operations                                 1,787,143
                                                                    -----------
  Net loss from discontinued operations                             $(1,175,863)
                                                                    ===========

Cash flows from discontinued operations comprise of the following:

                                                 Nine months ended September 30,
                                                                           2006
                                                                      ---------

Cash Flow from Discontinued Operations                              $    34,250
                                                                    ===========

As a result of the discontinued operations the Company recorded supplemental noncash investing and financing transactions of discontinued operations of $259,670 for the period ended September 30, 2006.

Noncash items of discontinued operations consist of the following changes:

                                                 Nine months ended September 30,
                                                                           2006
                                                                    -----------

  Accounts receivable                                               $   (4,008)
  Short term investment                                             $   (5,409)
  Revenue producing real estate                                     $ 1,956,880
  Bank loan payable                                                 $    50,769
  Loan payable                                                      $  (458,235)
  Mortgage payable - current portion                                $ 1,767,915
  Mortgage payable - long term portion                              $(3,048,242)
                                                                    -----------
Noncash investing and financing items of discontinued operations    $   259,670
                                                                    ===========

Effect of foreign exchange on cash from discontinued operations     $    (4,817)
                                                                    ===========

                                    - F14 -

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

The Note has been cancelled; therefore the principal and accrued interest no longer are reflected on our Consolidated Financial Statements. The Note was impaired as follows:

Determination of Impairment:
  Estimated amount collectible                                             None
  Impairment recorded before recovery of collateral                 $ 3,045,000
                                                                    -----------

Recovery of collateral:
  Investment in Armistice at cost:                                    $ 839,207
  Incorporation cost                                                      1,469
                                                                    -----------
  Major assets of recovered:                                            840,676
                                                                    ===========

Net loss on disposal of Note and recovery of collateral              $2,204,324
                                                                    ===========

                                    - F15 -

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

10. Restatement of Previously Issued Consolidated Financial Statements

Clerical errors occurred on our previously filed form 10-QSB for the period ended June 30, 2006 and September 30, 2006. These errors were discovered when preparing our reports on form 10-Q for the periods ended June 30, 2007 and September 30, 2007.

These errors require us to restate the previously filed results as follows:

Restatement of the consolidated financial statements for the period ended June 30, 2006 is comprised of the following:

Consolidated Statement of Operations and Comprehensive Loss:

A clerical error occurred when entering the amount representing the foreign currency translation adjustment for the 3 month period ended June 30, 2006. The amount of $37,752 originally entered is incorrect and is the correct entry for the 6 month period ended June 30, 2006. The correct entry for the 3 month period ended June 30, 2006 is $22,722.

As a result of this correction, the comprehensive loss changes from $595,475 as previously restated to $580,445.

Restatement of the consolidated financial statements for the period ended September 30, 2006 is comprised of the following:

Consolidated Statement of Operations and Comprehensive Loss:

A clerical error occurred when adding the entries for Bank Charges and Interest. The amount carried for the six month period ended June 30, 2006 and the amount entered for the 3 month period ended September 30, 2006 are correct, however the sum of $15,508 entered for the 9 month period ended September 30, 2006 is incorrect, the correct sum is $13,922 or a difference of $1,586.

As a result of this correction, the total other income (expense) changes from ($176,840) to ($175,254), in addition the net loss changes from $1,352,647 to $1,350,061 and the comprehensive loss changes from $1,396,933 to $1,395,347.

Retroactive treatment has been given to reclassifications in these consolidated financial statements.

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

                                    - F16 -

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

During the three and nine months ended September 30, 2007, we had no revenue.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $3,895,000 to September 30, 2007 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $624,994 of current liabilities at September 30, 2007 is $32,500 in advances from related parties as well as $592,494 in accounts payable and accrued liabilities which includes $166,207 due to a company controlled by our former Chief Executive Officer. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

We had no revenue during the three and nine months ended September 30, 2007 and 2006 from our continuing operations.

Operating Expenses

Our operating expenses from continuing operations increased to $367,000 for nine months ended September 30, 2007 from $174,199 over the same period in the previous year and to $152,123 for the three month period ended September 30, 2007 from $33,761 over the same period in the 2006. The increase was due to expenses we incurred for office use and services.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The notes to our unaudited consolidated financial statements as of September 30, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and have accumulated a deficit of $3,895,074. As of September 30, 2007, we had $624,995 in current liabilities, when these liabilities are compared with our current assets of $3,968 we are left with a working capital deficit of approximately $621,000 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and nine months ended September 30, 2007.

Net Cash Used In Operating Activities

We had no cash used in operating activities during the three and nine months ended September 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three and nine months ended September 30, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and nine months ended September 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2007.

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

31    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: September 17, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board and
Principal Executive Officer,
Principal Financial Officer