Form 10-Q/A
period 2009-09-17
EMPIRE GLOBAL CORP.
filed 2009-09-18
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           Amendment No. 2 to FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

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

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2007, prepared by the company, immediately follow.


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

SIGNATURES

Amendments

                           EXPLANATORY NOTE

This Amendment No. 2 to form 10-Q ("Amendment No. 2") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-Q and subsequently filed Amendment No. 1 for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on August 14, 2009. This Amendment No. 2 is being filed for the purpose of correcting clerical errors in the form 10-Q which may confuse the reader and has not affected the figures reported in the interim unaudited consolidated financial statements. The errors were discovered when comparing results while preparing our statements for the Quarterly report on form 10-Q for the period ended June 30, 2007.


List of Changes in this Amendment No. 2
---------------------------------------

On page 2 - Table of Contents under the heading ITEM 1 - Financial Statements, The paragraph immediately following the heading states "unaudited financial statements for the period ended December 31, 2008", this is incorrect and should read "unaudited financial statements for period ended March 31, 2007".

On page F-1 - Title Page to Item 1 - Financial Statements the word "UNAUDITED" has been added to the title.

On page F-2 - Balance Sheets, under the header Consolidated Balance Sheets, the word "UNAUDITED" in parenthesis has been removed.

On page F-2 - Balance Sheets, parenthesis have been added to the entry for Additional Other Comprehensive Loss for the period ended March 31, 2007 to properly indicate a negative value of ($4,506).

On page F-3 - Statements of Operations and Comprehensive Loss, expenses of continuing and discontinued operations for the period ended March 31, 2006 where reclassified to provide a better presentation of the results relative to the subsequent periods ended June 30, 2006 and September 30, 2006 to be presented on reports for the periods ended June 30, 2007 and September 30, 2007 respectively.

On page F-4 - Statements of Cash Flows, as a result of the reclassifications described above, the Loss from discontinued operations and the Cash provided by discontinued operations changed to $429,438 and $(326,432) respectively.

In Note 2 - Going Concern, to assist the reader, we have added a sentence to clarify loss from continuing operations for the quarter ended March 31, 2007.

In Note 3(g) - Organizational Costs has been corrected to read: As of December 31, 2006 and March 31, 2007, no impairment losses have been identified.

In NOTE 6 - Discontinued Operations, a tabular explanation of the noncash items from discontinued operations has been added to provide the reader with a better representation of the narrative description.

In Note 12 - Commitments and Contingencies we have corrected the reference to
Note 13 versus Note 14 as previously entered in the last paragraph.

As a result of the aforementioned reclassifications, entries relative to the comparative results for the 3 months ended March 31, 2006 within the Management Discussion and Analysis were also amended to reflect the changes.

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


             INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTH PERIODS ENDED
                          MARCH 31, 2007 and 2006




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
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                                87,699            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      325,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  444,849      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 at March 31, 2007 and December 31, 2006            980          980
Additional paid in capital                               4,119,216    4,119,216
Accumulated other comprehensive loss                        (4,506)           -
Deficit                                                 (3,616,131)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 499,559      592,122
                                                           -------      -------

                                                           944,408      949,272
                                                           =======      =======

                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss
                              (Unaudited)

                                                          March 31,    March 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                                       Restated

Income from continuing operations                                -            -
                                                         ---------  -----------
General and administrative expenses                         88,057       81,472

Operating loss- continuing operations                      (88,057)     (81,472)

Other (expense)/income                                           -            -
                                                         ---------  -----------


Loss from continuing operations before income taxes        (88,057)     (81,472)
Income taxes                                                     -            -

Loss from continuing operations                            (88,057)     (81,472)
Loss on discontinued operations                                  -     (429,437)
                                                         ---------  -----------

Net Loss                                                   (88,057)    (510,909)
                                                         =========  ===========

Foreign currency translation adjustment                     (4,506)     (15,030)
                                                         ---------  -----------

Comprehensive Loss                                         (92,563)    (525,939)
                                                         =========  ===========

Basic and fully diluted loss per share
  - continuing operations                                    (0.01)       (0.01)
Basic and fully diluted loss per share
  - discontinued operations                                      -        (0.06)
Basic and fully diluted loss per share                       (0.01)       (0.07)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                               9,796,900    7,799,967
                                                         =========  ===========

                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                          Three months March 31,
                                                              2007         2006
                                                               US$          US$
                                                           -------     --------
                                                                       Restated


Cash Flows from continuing operations - Operating Activities
  Net loss                                                 (88,057)    (510,909)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                358          448
  Accounts payable and accrued charges                      87,699      416,297
  Loss on discontinued operations                                -      429,438
                                                           -------     --------

Net cash used in operating activities                            -      335,274
                                                           -------     --------
Net cash provided by discontinued operations                     -     (326,432)
                                                           -------     --------

Cash Flows from Investing Activities
  Net cash used in investing activities                          -            -
                                                           -------     --------

Cash Flows from Financing Activities
  Advances from related parties                                  -       17,500
                                                           -------     --------

Net cash provided by financing activities                        -       17,500
                                                           -------     --------

Effect of foreign exchange fluctuation in cash                   -        7,002
                                                           -------     --------
Net (decrease) increase in cash and cash equivalents             -       33,344

Cash and cash equivalents - beginning of year                    -      274,186
                                                           -------     --------

Cash and cash equivalents - end of year                          -      307,530
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                    -            -
                                                           =======     ========
Income taxes paid                                                -            -
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

During the quarter ended March 31, 2007, we had a loss of $88,057 from continuing operations. Since inception, the Company has incurred continuing losses amounting to $790,098 and total losses of $3,616,131 including losses from discontinued operations of $2,826,033 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2006 and March 31, 2007, no impairment losses have been identified.

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

m)  Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was a reduction of $4,506 reflected in the cost value of our investment in Armistice on March 31, 2007. On March 31, 2007 shares in that Company had a quoted market value of $0.61 Canadian per share.

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

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

  Revenue of discontinued operations                                  $ 210,320
  Expenses of discontinued operations                                   639,758
                                                                      ---------
  Net loss from discontinued operations                               $ 429,438
                                                                      =========

Cash flows from discontinued operations comprise of the following:

                                                    Three months ended March 31,
                                                                           2006
                                                                      ---------

Cash Flow from Discontinued Operations                                  326,431


As a result of the discontinued operations the Company recorded supplemental noncash transactions from discontinued operations of $225,544 for the period ended March 31, 2006.

Noncash items of discontinued operations consist of the following changes:

                                                    Three months ended March 31,
                                                                           2006
                                                                    -----------

  Short term investment                                             $       325
  Equipment                                                         $     3,936
  Revenue producing real estate                                     $    52,212
  Deferred financing charge                                         $    19,955
  Accounts payable and accrued liabilities                          $    81,883
  Advances from a related party                                     $    23,239
  Bank Loan payable                                                 $    43,994
                                                                    -----------
Noncash investing and financing items of discontinued operations    $   225,544
                                                                    ===========

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

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive has denied the allegations and has filed a consent to committal to trial as described in
Note 13 - Subsequent Events. Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").

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

Overall Results of Operations

As a result of our discontinued EGAC operations, we had significant changes in our overall results. During the three months ended March 31, 2007, we had a net loss of $88,057 versus $81,472 continuing net loss during the same period in 2006. The reduction in continuing net loss was a result of reduced expenses attributed to the limited operations of the Company. As of March 31, 2007, we have no cash and total current assets of $101,433 which is primarily prepaid office expenses. When these current assets are compared to our current obligations of $444,849 we are left with a working capital deficit of $343,416.

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

Operating Expenses

Our operating expenses from continuing operations increased by $6,585 or 8%, from $81,472 for three months ended March 31, 2006 to $88,057 for the three months ended March 31, 2007. The slight increase was due to administrative expenses incurred from the discontinuance of Empire Global Acquisition Corp.

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

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: September 17, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board and
Principal Financial Officer