Form 10-Q
period 2009-09-17
EMPIRE GLOBAL CORP.
filed 2009-09-18
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2007

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

There were 9,796,900 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2007, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-20
Item 2.  Management's Discussion and Analysis or Plan of Operation           23
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27
Item 4.  Controls and Procedures                                             27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28
Item 1A. Risk Factors                                                        29
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29
Item 3.  Defaults Upon Senior Securities                                     29
Item 4.  Submission of Matters to a Vote of Security Holders                 29
Item 5.  Other Information                                                   29
Item 6.  Exhibits                                                            29

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


            INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and SIX MONTH PERIODS ENDED
                          JUNE 30, 2007 and 2006




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 20

                                    - F1 -


                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets



                                                           June 30, December 31,
                                                              2007         2006
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
     ASSETS

Current Assets
  Pre-paid and sundry assets of continuing operations       52,685      101,433
                                                           -------      -------

Total Current Assets                                        52,685      101,433

Property and equipment, net                                  6,447        7,163
Investment in Armistice Resources Corp.                    917,935      839,207
Organization Cost                                            1,607        1,469
                                                           -------      -------

                                                           978,674      949,272
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                               165,412            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      325,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  522,562      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 on June 30, 2007 and on December 31, 2006          980          980
Additional paid in capital                               4,119,216    4,119,216
Accumulated other comprehensive loss                        78,866            -
Deficit                                                 (3,742,950)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 456,112      592,122
                                                           -------      -------

                                                           978,674      949,272
                                                           =======      =======

                See notes to consolidated financial statements

                                    - F2 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                     Three months ended June 30,  Six months ended June 30,
                                                              2007         2006          2007         2006
                                                               US$          US$           US$          US$
                                                         ---------  -----------     ---------  -----------
                                                                       Restated                   Restated


Income from continuing operations                                -            -             -            -
                                                         ---------  -----------     ---------  -----------
General and administrative expenses                        126,819       58,966       214,876      140,438

Operating loss - continuing operations                    (126,819)     (58,966)     (214,876)    (140,438)

Other (expense)/income                                           -            -             -            -
                                                         ---------  -----------     ---------  -----------


Loss from continuing operations before income taxes       (126,819)     (58,966)     (214,876)    (140,438)
Income taxes                                                     -            -             -            -

Loss from continuing operations                           (126,819)     (58,966)     (214,876)    (140,438)
Loss on discontinued operations                                  -     (498,758)            -     (928,195)
                                                         ---------  -----------     ---------  -----------

Net Loss                                                  (126,819)    (557,724)     (214,876)  (1,068,633)
                                                         =========  ===========     =========  ===========

Foreign currency translation adjustment                     83,373      (22,722)       78,866      (37,752)
                                                         ---------  -----------     ---------  -----------

Comprehensive Loss                                         (43,447)    (580,446)     (136,010)  (1,106,385)
                                                         =========  ===========     =========  ===========

Loss per common share - basic and fully diluted
  - continuing operations                                    (0.01)       (0.01)        (0.02)       (0.02)
  - discontinued operations                                  (0.00)       (0.06)        (0.00)       (0.12)
Total loss per common share - basic and fully diluted        (0.01)       (0.07)        (0.02)       (0.14)
                                                         =========  ===========     =========  ===========
Basic and fully diluted weighted average number of
  shares outstanding                                     9,796,900    7,799,967     9,796,900    7,799,967
                                                         =========  ===========     =========  ===========


                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                             Six months June 30,
                                                              2007         2006
                                                               US$          US$
                                                           -------     --------
                                                                       Restated


Cash Flows from continuing operations
       - Operating Activities
  Net loss                                                (214,876)  (1,068,633)

Adjustments to reconcile net loss to
       net cash used in operating activities
  Depreciation and amortization                                716          896
  Accounts payable and accrued charges                     165,412            -
  Prepaid and sundry assets                                 48,748            -
  Stock based payments                                           -      922,595
  Loss on discontinued operations                                -      928,196
                                                           -------     --------

Net cash used in operating activities                            -      783,054
                                                           -------     --------
Net cash provided by discontinued operations                     -     (550,931)
                                                           -------     --------

Cash Flows from Financing Activities
  Advances from related parties                                  -       17,500
                                                           -------     --------

Net cash provided by financing activities                        -       17,500
                                                           -------     --------

Effect of foreign exchange fluctuation in cash                   -     (222,590)
                                                           -------     --------
Net increase in cash and cash equivalents                        -       27,033

Cash and cash equivalents - beginning of year                    -      274,186
                                                           -------     --------

Cash and cash equivalents - end of year                          -      301,219
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended June 30, 2007, we had a loss of $126,819 from continuing operations. Since inception, the Company has incurred continuing losses amounting to $916,917 and total losses of $3,742,950 including losses from discontinued operations of $2,826,033 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2006 and June 30, 2007, no impairment losses have been identified.

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

m)  Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $78,866 for the six month period ended June 30, 2007 and is reflected in the cost value of our investment in Armistice on June 30, 2007. On June 30, 2007 shares in that Company had a quoted market value of $0.80 Canadian per share.

4.  Equipment

Equipment of continuing operations at June 30, 2007 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           4,745
                                                                      ---------
                                                                      $   6,447
                                                                      =========


5.  Advances from Related Party

Advances due from related parties for continuing operations are non-interest bearing and are due on demand. Advances from related parties as of June 30, 2007 are as follows:

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

                                    - F13 -

In addition, although the company abandoned its intention to complete the Excel Empire Limited acquisition subsequent to the period covered by this report, business development charges, legal and accounting fees were incurred during this period and recorded as expenses. The following table details selected income statement information related to our discontinued operations that have been segregated as appropriate in the consolidated balance sheet for the period ended June 30, 2006.

                                                       Six months ended June 30,
                                                                           2006
                                                                      ---------

  Revenue of discontinued operations                                $   442,231
  Expenses of discontinued operations                                 1,370,427
                                                                    -----------
  Net loss from discontinued operations                             $  (928,196)
                                                                    ===========

Cash flows from discontinued operations comprise of the following:

                                                       Six months ended June 30,
                                                                           2006
                                                                      ---------

Cash Flow from Discontinued Operations                              $   550,930
                                                                    ===========

As a result of the discontinued operations the Company recorded supplemental noncash investing and financing transactions of discontinued operations of $44,449 for the period ended June 30, 2006.

Noncash items of discontinued operations consist of the following changes:

                                                       Six months ended June 30,
                                                                           2006
                                                                    -----------

  Prepaid                                                           $    15,582
  Accounts recievable                                               $    (2,675)
  Short term investment                                             $    (3,706)
  Revenue producing real estate                                     $ 1,751,257
  Deferred financing charge                                         $    35,012
  Advances from a related party                                     $    90,073
  Mortgage payable - current portion                                $   116,634
  Mortgage payable - long term portion                              $(1,264,161)
                                                                    -----------
Noncash investing and financing items of discontinued operations    $   738,016
                                                                    ===========

Effect of foreign exchange on cash from discontinued operations     $   183,837
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

                                    - F16 -

i) The number of issued and outstanding shares for the periods ended March 31, 2006 and June 30, 2006 increased from 6,985,867 as originally stated to 7,799,967 to reflect the shares added to the total.
ii) For the period ended March 31, 2006 the stockholders' equity changed from $1,607,051 as originally stated to $1,190,754 and the basic and fully diluted weighted average number of shares outstanding during the period was adjusted from 6,985,867 as originally stated to 7.799,967.
iii) For the period ended June 30, 2006 the stockholders' equity changed from $1,533,284 as originally stated to $610,690 and the basic and fully diluted weighted average number of shares outstanding was adjusted from 6,985,867 as originally stated to 7,799,697.

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

The effect of these errors on the interim consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006 are as follows:

i) The consolidated interim balance sheet was adjusted to reflect the outstanding liability shares and shareholder's deficit as a result of the contractor services. The accrued liability at March 31, 2006 and June 30, 2006 changed from $0 to $416,297 and from $0 to $922,595, respectively. The shareholders' deficit was adjusted by the change in the net income as described below.
ii) The basic and fully diluted loss per share on the consolidated interim statement of operations and comprehensive loss at March 31, 2006 and June 30, 2006 changed from $0.02 to $0.07 and from $0.01 to $0.08, respectively.
iii) The consolidated interim statement of operations and comprehensive loss was corrected to reflect the added expenses due to the contractor services The net loss for the three month periods ended March 31, 2006 and June 30, 2006 changed from $94,612 to $510,909 and from $51,426 to $557,723, respectively.
iv) The consolidated interim statement of cash flows was corrected to reflect the results of the consolidated statement of operations and comprehensive loss.

In addition to the above, clerical errors occurred on our previously filed form 10-QSB for the period ended June 30, 2006 and September 30, 2006. These errors were discovered when preparing our reports on form 10-Q for the periods ended June 30, 2007 and September 30, 2007 and require us to restate the previously filed results as follows.

Restatement of the consolidated financial statements for the period ended June 30, 2006 is comprised of the following:

Consolidated Statement of Operations and Comprehensive Loss:

A clerical error occurred when entering the amount representing the foreign currency translation adjustment for the 3 month period ended June 30, 2006. The amount of $37,752 originally entered is incorrect, however it is the correct entry for the 6 month period ended June 30, 2006. The correct entry for the 3 month period ended June 30, 2006 is $22,722.

As a result of this correction, the comprehensive loss changes from $595,475 as previously restated to $580,445.

Restatement of the consolidated financial statements for the period ended September 30, 2006 is comprised of the following:

Consolidated Statement of Operations and Comprehensive Loss:

A clerical error occurred when adding the entries for Bank Charges and Interest. The amount carried for the six month period ended June 30, 2006 and the amount entered for the 3 month period ended September 30, 2006 are correct, however the sum of $15,508 entered for the 9 month period ended September 30, 2006 is incorrect, the correct sum is $13,922.

As a result of this correction, the total other income (expense) changes from ($176,840) to ($175,254), in addition the net loss changes from $1,352,647 to $1,350,061 and the comprehensive loss changes from $1,396,933 to $1,395,347.

Retroactive treatment has been given to reclassifications in these consolidated financial statements.

                                    - F17 -

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

                                    - F18 -

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

                                    - F19 -

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


                                    - F20 -

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

During the three and six months ended June 30, 2007, we had no revenue.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $3,742,950 to June 30, 2007 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $522,562 of current liabilities at June 30, 2007 is $32,500 in advances from related parties as well as $490,062 in accounts payable and accrued liabilities which includes $133,707 due to a company controlled by our former Chief Executive Officer. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

We had no revenue during the three and six months ended June 30, 2007 and 2006 from our continuing operations.

Operating Expenses

Our operating expenses from continuing operations increase to $214,876 for six months ended June 30, 2007 from $140,438 over the same period in the previous year and from $58,966 for the three months ended June 30, 2006 compared to $126,819 over the same period in 2007. This was largely a result of an increase in administrative costs associated with the work involved with managing the discontinuance of Empire Global Acquisition Corp.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The notes to our unaudited consolidated financial statements as of June 30, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and have accumulated a deficit of $3,742,950. As of June 30, 2007, we had $522,562 in current liabilities, when these liabilities are compared with our current assets of $52,685 we are left with a working capital deficit of $469,877 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and six months ended June 30, 2007.

Net Cash Used In Operating Activities

We had no cash used in operating activities during the three and six months ended June 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three and six months ended June 30, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and six months ended June 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2007.

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