Form 10-Q/A
period 2007-03-31
EMPIRE GLOBAL CORP.
filed 2009-10-26
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           Amendment No. 3 to FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

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

SIGNATURES

Amendments

                           EXPLANATORY NOTE

This Amendment No. 3 to form 10-Q ("Amendment No. 3") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-Q and subsequently filed Amendment No. 1 and Amendment No. 2 for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on September 18, 2009. This Amendment No. 3 is being filed for the purpose of correcting a clerical error in the form 10-Q which may confuse the reader and does not affect the results reported in the interim unaudited consolidated financial statements. The error was discovered when comparing results while preparing our statements for the Annual report on form 10-K for the year ended December 31, 2007.

Description of Change in this Amendment No. 3
---------------------------------------------

On page F-2 - Balance Sheets, the entry for the accounts payable for the year ended December 31, 2006 incorrectly states $325,650 and has been changed to correctly state $324,650. The resulting total is accurate and has not been changed.

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
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                                87,699            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      324,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  444,849      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 at March 31, 2007 and December 31, 2006            980          980
Additional paid in capital                               4,119,216    4,119,216
Accumulated other comprehensive loss                        (4,506)           -
Deficit                                                 (3,616,131)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 499,559      592,122
                                                           -------      -------

                                                           944,408      949,272
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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: October 23, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board and
Principal Financial Officer