Form 10-Q/A
period 2007-09-30
EMPIRE GLOBAL CORP.
filed 2009-10-26
CIK 1080319

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

SIGNATURES

Amendments

                           EXPLANATORY NOTE

This Amendment No. 1 to form 10-Q ("Amendment No. 1") amends the previously filed Quarterly Report of Empire Global Corp. (the "Company") on form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on September 18, 2009. This Amendment No. 1 is being filed for the purpose of correcting a clerical error in the form 10-Q which may confuse the reader and does not affect the results reported in the interim unaudited consolidated financial statements. The error was discovered when comparing results while preparing our statements for the Annual report on form 10-K for the year ended December 31, 2007.

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
                                                           =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities
    of continuing operations                               267,845            -
  Accounts payable and accrued liabilities
    of discontinued operations                             324,650      324,650
  Advances from related party-discontinued operations       32,500       32,500
                                                           -------      -------

Total Current Liabilities                                  624,995      357,150

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  9,796,900 on September 30, 2007 and December 31, 2006        980          980
Additional paid in capital                               4,119,802    4,119,216
Accumulated other comprehensive loss                       144,114            -
Deficit                                                 (3,895,074)  (3,528,074)
                                                           -------      -------

Total Stockholders' Equity                                 369,822      592,122
                                                           -------      -------

                                                           994,817      949,272
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