Form 10-K
period 2007-12-31
EMPIRE GLOBAL CORP.
filed 2009-10-30
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2007.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on December 31, 2007 is 15,675,800 shares with an aggregate market value of $470,274 based on the average closing bid and asked prices for the Common Stock on October 15, 2009 of $0.03 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3
ITEM 2.  DESCRIPTION OF PROPERTY..............................................11
ITEM 3.  LEGAL PROCEEDINGS....................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13
ITEM 6.  SELECTED FINANCIAL DATA..............................................17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................26
                            (Financial Statements - pages numbered as F1 to F23)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................49
ITEM 9A. CONTROLS AND PROCEDURES..............................................49
ITEM 9B. OTHER INFORMATION....................................................51

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........52
ITEM 11. EXECUTIVE COMPENSATION...............................................56
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................57
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................58
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................59
ITEM 15. EXHIBITS.............................................................60

SIGNATURES....................................................................63

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

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Empire. IMM owns 5 million (20 million pre-reverse split) shares of Armistice Resources Corp. a Canadian exploration company developing a gold mining interest in Northern Ontario.

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

At the same Special Meeting held on September 29, 2005, the Board of Directors of the Company formally approved the decision by Management of the Company to amend the Promissory Note of the IMM Agreement whereby Blazing Holding Inc. would be allowed to accrue its interest due to the Company until the maturity date of its Note Payable on June 17, 2010.

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

As of December 31, 2007, the Company did not have interests in any properties. The Company intends to prudently develop on a speculative basis as opportunities warrant and will seek to expand its operations into new markets in addition to its primary target markets. When considering entry into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

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

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

During the fiscal year ended December 31, 2006 the Company announced that it rescinded the previously announced Agreement of Purchase and Sale of IMM Investments Inc. to Blazing Holdings Inc. as well as the rescission of the Plan of Merger and Reorganization with 501 Canada Inc. and the cancellation of shares issued pursuant to the Plan of Merger and Reorganization with Excel Empire Limited as amended. Empire is a holding company with a view to acquire undervalued small-to-medium size development stage companies or in the alternative, take direct ownership in revenue producing businesses.

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

SOURCES AND AVAILABILITY OF SUPPLIES

The Company has taken a broad view to delineate opportunities in international markets where the supply of target properties and businesses are abundant. For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. During the period covered by this report Anslow and Jaclin, LLP acts as our legal counsel and our Certified Public Accountant is Bernstein and Pinchuk, LLP.

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

RESEARCH AND DEVELOPMENT COSTS

During the years ending December 31, 2007 and 2006 the Company spent approximately $1,750,000 on consulting and research and business development. None of the cost and expense arising from research and development activities is borne directly by its customers. The Company bears all research and development costs internally.

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

Note: Mining Operations

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

On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive is challenging the charges and has filed consent to committal to trial. The date for trial was set down to begin on September 8, 2009, however as of the date of this filing has not commenced and a new date has not been scheduled.

Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").

Legal Matters Settled or Dismissed

1. On November 26, 2007, the Company and Research Capital Corporation ("Research") a broker/dealer in Ontario entered into a Settlement Agreement pursuant to a claim initiated by Research on September 9, 2005. The Company agreed to settle the claim with Research for a total amount of CDN $25,000 which included $10,000 in legal costs plus $5,000 for a securities expert report incurred by Empire and $10,000 payable to Research. Accordingly, the matter was dismissed by Madame Justice Bennett of the Ontario Superior Court of Justice.

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

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

REPORTS TO SECURITY HOLDERS
The Company is not required to deliver an annual report to security holders and does not plan to voluntarily deliver a copy of the annual report to the security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information including our 10-K, 10-Q and all other forms that are or may become applicable with the SEC. We file reports electronically with the Securities and Exchange Commission. Our public disclosure protocol complies with the requirements set forth by the Securities and Exchange Commission. Over the course of the past fiscal year we have filed several Form 8-K's as described in Item 13 of this report and quarterly reports 10-Q's, these forms are attached as exhibits at the end of this report.

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

2004                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.000        $  0.000
April 1 - June 30                                   0.000           0.000
July 1 - September 30                               0.000           0.000
October 1 - December 31 - pre forward split (1)     0.310           0.280
October 1 - December 31 - post forward split (1)   11.650           0.040

2005                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  6.751        $  0.170
April 1 - June 30 - pre reverse split (2)           0.263           0.086
July 1 - September 30 - post reverse split (2)      1.050           0.290
July 1 - September 30 - pre reverse split (3)       1.050           0.290
October 1 - December 31 - post reverse split (3)    3.000           0.800

2006                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.07         $  0.170
April 1 - June 30                                   0.263           0.086
July 1 - September 30                               1.050           0.290
October 1 - December 31                             3.000           0.800

2007                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.15         $  0.150
April 1 - June 30                                   0.15            0.150
July 1 - September 30                               0.15            0.150
October 1 - December 31                             0.07            0.450

(1) 7 for 1 forward split of our common stock on July 13, 2004
(2) 1 for 10 reverse split of our common stock on June 17, 2005
(3) 1 for 10 reverse split of our common stock on September 15, 2005

SHAREHOLDERS

As of August 1, 2009, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

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

DESCRIPTION OF SECURITIES

As of December 31, 2007, there were 15,675,800 shares of common stock, of 0.0001 par value, issued and outstanding and at least 14,969,300 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. These are restricted because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

Share exchange - IMM Investments Inc.

On July 9, 2004, the Company acquired 100% of IMM Investments Inc., thus making IMM a wholly owned subsidiary of the Company. The Company acquired IMM from KJ Holding Inc. an Ontario Corporation owned by Kalano Jang father of our former Chairman Kalson Jang, by issuing KJ Holding Inc. 3,000,000 (21,000,000 post-forward split) restricted shares of the Company in exchange for 100% of the issued and outstanding stock in IMM. Details of this transaction are available on the Form 8-K filed on July 14, 2004 to announce the acquisition of IMM Investments Inc. and the Form 8-K/A filed on December 3, 2004 to amend 8-K filed on July 14, 2004. Items 2.01 and 9.01 were amended on this report.

Sale of Shares - Private Placements - Cancellation of Debt

On June 27, 2005 the Company completed a private placement by issuing a total of 2,088,720 (pre-split) shares of its common stock with a total value of $208,872 to an accredited investor in exchange for the cancellation of debt owed by the Company respectively to the investor.

On July 27, 2005 the Company completed a private placement by issuing a total of 500,000 (pre-split) shares of its common stock with a total value of $150,000 to an accredited investor in exchange for the cancellation of debt owed by the Company to the investor.

On October 12, 2005 the Company completed a private placement by issuing a total of 814,100 shares of its common stock with a total value of $472,178 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

On August 21, 2006, the Company completed a private placement by issuing a total of 7,236,300 shares of its common stock with a total value of $922,595 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor.

On November 26, 2006, the Company completed a private placement by issuing a total of 1,000,000 shares of its common stock with a total value of $127,495 to First Federal Group in exchange for the cancellation of debt owed by the Company for funds advanced for payment to SF Group our former Certifying Public Accountant and rent for use of office space in New York.

On November 5, 2007, the Company completed a private placement by issuing a total of 3,378,900 shares of its common stock with a total value of $405,468 to a group of accredited investors in exchange for the cancellation of debt owed by the Company respectively to each investor. During 2007 the Company received an in-kind capital contribution of $1,600.

Sale of Shares, Private Placements, Cancellation of Debt Subsequent to Period Subsequent to the period covered by this report,

Subsequent to the period covered by this report, on May 5, 2008, Empire completed a private placement of 5,500,000 shares of its common stock. The Company agreed to issue a total of 3,000,000 shares of common stock with a total value of $200,000 to a private investor for a cash investment to the company, as well as 2,500,000 shares of common stock with a total value of $250,000 to a group of accredited investors in exchange for the cancellation of debt owed by the Company to each investor.

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

Share Exchange - Empire Global Acquisition Corp. (Returned and Cancelled)
On October 27, 2005 Empire Global Corp. acquired 100% of 501 Canada Inc. ("501") through its wholly owned subsidiary Empire Global Acquisition Corp. ("EGAC") Empire acquired 501 from the former shareholders of 501 by issuing to these former shareholders 6,240,000 (post-reverse split) restricted shares of Empire in exchange for 6,240,000 shares of EGAC that were acquired by the former 501 shareholders in exchange for 100% of the issued and outstanding stock in 501. Details of this transaction are available on the Form 8-K filed on November 3, 2005 to announce the acquisition of 501 Canada Inc. and the Form 8-K/A filed on November 3, 2005 to amend the Form 8-K filed on November 3, 2005. Audited financial statements required under SEC regulations were attached and amended as exhibits on the report Form 8-K/A. The agreement was contingent upon the survival of material representations made by Hoi Ming Chan on October 27, 2005. As a result of material misrepresentations made by Hoi Ming Chan which were discovered post completion, the Company delivered a written "Notice of Termination" to Hoi Ming Chan within the prescribed time as specified in the Plan of Merger and Reorganization with 501 Canada Inc. The agreement to acquire 501 Canada Inc. was rescinded on October 1, 2007 by the Company and the 6,240,000 shares were cancelled. The Consolidated Statement of Shareholders' Equity was given retroactive treatment to recognize the effect of the cancellation of 501 Canada Inc.

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

REGISTRATION STATEMENTS

On July 27, 2005 Empire issued 500,000 shares each by way of S-8 registration to two consulting firms for an aggregate total of 1,000,000 (pre-reverse split) shares of its common stock. The consulting firms were engaged to assess and make recommendations with respect to the Company's plans to enter into a merger and reorganization with Vianet Direct, Inc. and subsequently Tradestream Global, AG. Five Hundred Thousand (500,000) of these shares were subsequently subject to a stop transfer and were the subject to legal proceedings that have been settled as described elsewhere in this report.

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

GENERAL

Empire was incorporated in the state of Delaware on August 26, 1998. Our principal executive office is located in Toronto, Canada. Our operations from activities in 2005 and in the first three quarters of 2006 consisted of activities related to our investment in income producing commercial real estate properties based in Toronto, Canada. In 2006, the Company investigated concerns about the dismal performance of these assets and subsequently found grounds to terminate and rescind the agreement to acquire these assets. The Company abandoned the operations as of the end of the third quarter of 2006 and has been seeking new business opportunities during the period covered by this report.

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

PLAN OF OPERATION

At December 31, 2007 we had no cash and approximately $996,394 in assets. Our cash flow requirement for the twelve-month period from January 2008 to December 2008 was $283,121. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                            Amount (USD)
                                                      ------------

General and administrative expenses:
Consulting and Wages                                  $     50,000
Accounting                                                  80,000
Legal                                                       50,000
Office and General                                           2,000
                                                      ------------
Total General and Administrative                      $    182,000

Accounts payable due                                       101,121
                                                      ============
Total                                                      283,121
                                                      ============


Working capital deficit: 156,273

Empire Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $182,000 is based on the actual expenses incurred during the two most recent years. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent years.

Empire Consolidated Current Accruals Due:
The balance of the current accounts payable at December 31, 2007 due to various parties for services rendered was approximately $101,121. Terms on these accruals vary but they are all currently due on demand. On November 5, 2007 the Company issued 3,378,900 shares for payment of debts owed by the Company, of which 2,061,138 were allocated to pay $247,337 of the accounts payable due at December 31, 2006 and on May 5, 2008 the Company issued 2,500,000 shares to pay $175,000 of the accounts payable due at December 31, 2007.

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

CASH INFLOWS

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

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2007, is $57,500. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

For the year ended December 31, 2007, we had a net loss from continuing operations of $232,118 or a $0.03 net loss per share, which was an increase of $2,255 in net loss from our net loss of $229,863 or a $0.03 net loss per share from continuing operations for the year ended December 31, 2006. Our losses are primarily due to administrative legal costs and legal fees associated with the discontinuance and subsequent rescission of 501 Canada Inc. and Excel Empire Limited which were reported as discontinued operations.

Revenues
Prior to reorganization of the Company in 2005 we had no revenue and as a result of the rescission of the 501 Plan and the IMM Agreement the Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business opportunity.

Expenses
General and administrative expenses represented the bulk of our net operating results. The expenses relating to continuing operations increased approximately 1% from $229,863 in 2006 to $207,118 in 2007. The Company incurred expenses related to discontinued operations of $251,940 and $1,092,036 in 2007 and 2006 respectively the details of which are found in Note 6 to the Consolidated Financial Statements and elsewhere in this report.

During 2007, we issued 3,378,900 restricted common shares to accredited investors, in exchange for the elimination of $405,468 of recorded expenses and on May 5, 2008 we issued 2,500,000 to eliminate an additional $175,000 of recorded expenses. During the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses are anticipated to be incurred for continued legal proceedings and active pursuit of new viable business ventures.

Net Income/Loss
The Net loss of $484,058 recorded for the year ended December 31, 2007 included loss from discontinued operations of $251,940 incurred during the fiscal year 2007. The lossses associated with continued operations of $232,117 versus $229,863 for the years ended December 31, in 2007 and 2006 respectively were due primarily to general and administrative expenses.

Assets and Liabilities

Assets
At December 31, 2007 we had no cash and our total assets were $996,393.

Liabilities
Our current liabilities of continuing operations at December 31, 2007 were $158,621 versus $357,150 in 2006. The decrease is a result of stock based payments described elsewhere. These liabilities are primarily accounts payable and advances from related parties. At September 30, 2006, we ceased operations of 501 Canada Inc. therefore, the mortgages and outstanding liabilities of the discontinued operations attributed to the 501 assets previously acquired by the Company and are no longer recorded.

On May 5, 2008, the company issued 2,500,000 shares of common stock to pay $175,000 towards accounts payable and accrued liabilities at December 31, 2007.

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

Loss from Discontinued Operations

For the period January 1, 2007 to December 31, 2007 and January 1, 2006 to December 31, 2006, in connection with the rescission, we incurred losses of $251,940 in 2007 and $1,092,036 in 2006 respectively and recorded a gain of $1,321,983 on the disposal of our subsidiary and a loss of $2,204,324 on disposal of the Promissory Note for a net loss on discontinued operations of $1,974,377 in 2006 an explanation of which is provided in detail in Note 6 to the Consolidated Financial Statements.

Liquidity and capital resources

At December 31, 2007, the Company had total assets of $996,393 and current liabilities of $158,621. We have not generated cash flow from operations, consequently, we have been dependent upon cash advances from related or other parties and private investors as well as the issuance of our common stock to fund our cash requirements. Specifically, we issued 3,378,900 shares and 2,500,000 shares of common stock in 2007 and 2008 respectively in lieu of cash due to a number of independent contractors and a third party on December 31, 2007. The contractors submitted invoices for time and out of pocket expenses.

The notes to our consolidated financial statements as of December 31, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $4,012,132. As of December 31, 2007, we had $158,621 in current liabilities, when this is offset against our current assets of $2,348 we are left with a working capital deficit of $156,273 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2007.

CASH FLOWS

Prior period amounts have been reclassified to segregate cash flows from discontinued operations versus cash flows from continuing operations.

Net Cash Used In Operating Activities
Net cash used in operating activities during the year ended December 31, 2007 was $248,529. An in-kind contribution provided $1,600 while our net loss arises primarily from business development fees, consulting and professional fees associated with the planned completion and subsequent rescission of the Excel Agreement as well as legal fees and charges associated with legal proceedings initiated by the former 501 shareholders.

Net Cash Used In Investing Activities
There were no investing activities in 2007.

Net Cash Provided By Financing Activities
During the year ended December 31, 2007, cash provided by financing activities was $25,000 due to advances from related parties.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 10 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2007 and 2006. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at December 31, 2007.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2007.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)

                     CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2007 and 2006

CONTENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations and Comprehensive Loss                F-4

Consolidated Statements of Changes in Stockholders' Equity                  F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                            F-7 - F-23




                                    - F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp.

We have audited the accompanying consolidated balance sheets of Empire Global Corp, formerly Tradestream Global Corp. ("the Company"), and subsidiary as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, New York
October 15, 2009

                                    - F2 -



                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets

                                                      Years ended December 31,
                                                           2007           2006
                                                   ------------   ------------
                                                            US$            US$

          ASSETS

Current Assets
  Pre-paid and sundry assets of
      continuing operations                               2,348        101,433
  Assets of discontinued operations                           -              -
                                                   ------------   ------------

Total Current Assets                                      2,348        101,433

  Property and equipment, net                             5,729          7,163
  Investment in Armistice Resources Corp.               986,589        839,207
  Organization Cost                                       1,727          1,469
                                                   ------------   ------------

                                                        996,393        949,272
                                                   ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities of
      continuing operations                             101,121        324,650
   Advances from related parties                         57,500         32,500
   Liabilities of discontinued operations                     -              -
                                                   ------------   ------------

Total Current Liabilities                               158,621        357,150

Commitments and Contingencies                                 -              -

Stockholders' Equity
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding           -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     15,675,800 (2007) and 9,796,900 (2006)               1,568            980
  Additional paid in capital                          4,700,696      4,119,216
  Accumulated other comprehensive income                147,640              -
  Deficit                                            (4,012,132)    (3,528,074)
                                                   ------------   ------------
Total Stockholders' Equity                              837,772        592,122
                                                   ------------   ------------

                                                        996,393        949,272
                                                   ============   ============

                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss

                                                      Years ended December 31,
                                                           2007           2006
                                                   ------------   ------------
                                                            US$            US$

Revenue from continuing operations                            -              -

General and administrative expenses                     207,118        229,863
                                                   ------------   ------------

Other expense
  Legal Claim Settlement Costs                           25,000              -
                                                   ------------   ------------

Loss from continuing operations before income taxes    (232,118)      (229,863)
Income taxes                                                  -              -
                                                   ------------   ------------
Loss from continuing operations                        (232,118)      (229,863)

Loss on disposal of note receivable - discontinued
     operations                                               -     (2,204,324)
Gain on rescission of subsidiary - discontinued
     operations                                               -      1,321,983
General and Administrative expenses of discontinued
     operations                                        (251,940)    (1,092,036)
                                                   ------------   ------------
Loss on discontinued operations                        (251,940)    (1,974,377)
                                                   ------------   ------------
Net Loss                                               (484,058)    (2,204,240)

Foreign currency translation adjustment                 147,640              -
                                                   ------------   ------------
Comprehensive Loss                                     (336,418)    (2,204,240)
                                                   ============   ============

Loss per common share - basic and fully diluted
  - continuing operations                                 (0.03)         (0.03)
  - discontinued operations                               (0.03)         (0.28)
Total loss per common share - basic and fully diluted     (0.05)         (0.31)
                                                   ============   ============
Basic and fully diluted weighted average number of
  shares outstanding                                  9,261,486      7,059,050


                See notes to consolidated financial statements

                                    - F4 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Changes in Stockholders' Equity



                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------

Balance - January 1, 2005             6,814,980           682     2,592,933         (39,326)     (220,838)      2,333,451

Shares issued for debt                   20,887             2            (2)              -             -               -
Shares issued for services              100,000            10           (10)              -             -               -
Shares issued for debt                   50,000             5            (5)              -             -               -
Shares issued on contingent acquisition
 of Excel Empire Limited             36,400,000          3640    15,284,360               -             -      15,288,000
Shares cancelled on rescission
 of Excel Empire Limited            (36,400,000)        (3640)  (15,284,360)              -             -     (15,288,000)
Shares issued for debt in 2005          814,100            81       472,097               -             -         472,178
Foreign currency
 translation adjustment                                     -             -          14,442             -          14,442
Net loss (restated)                                         -             -               -    (1,102,996)     (1,102,996)
                                    -------------------------------------------------------------------------------------

Balance - December 31, 2005
   (Restated)                         7,799,967           780     3,065,013         (24,884)   (1,323,834)      1,717,075

Foreign currency
 translation adjustment                                     -             -          24,884             -          24,884
Transfer Agent Adjustment                   633             -             -               -             -               -
Shares issued for contractor services 7,236,300           724       921,871               -             -         922,595
Retirement of treasury stock         (6,240,000)         (624)          624               -             -               -
Shares issued to third party          1,000,000           100       127,395               -             -         127,495
In-kind contribution                                        -         4,313               -             -           4,313
Net loss                                                    -             -               -    (2,204,240)     (2,204,240)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2006                     9,796,900           980     4,119,216               -    (3,528,074)        592,122


Foreign currency
 translation adjustment                                     -             -         147,640             -         147,640
Shares issued for contractor services 3,378,900           338       405,130               -             -         405,468
Shares issued for contractor services 2,500,000           250       174,750               -             -         175,000
In-kind contribution                                        -         1,600               -             -           1,600
Net loss                                                    -             -               -      (484,058)       (484,058)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2007                    15,675,800         1,568     4,700,696         147,640    (4,012,132)        837,772
                                    =====================================================================================

                See notes to consolidated financial statements

                                    - F5 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows

                                                      Years ended December 31,
                                                           2007           2006
                                                   ------------   ------------
                                                            US$            US$

Cash Flows from Operating Activities
   Net loss                                            (484,058)    (2,204,240)
Adjustments to reconcile net loss to
       net cash used in operating activities
   Depreciation and amortization                          1,434          1,791
   In-kind contribution                                   1,600          4,313
   Loss on discontinued operations                      251,940      1,974,377

Changes in operating assets and liabilities
   Accounts payable and accrued liabilities            (223,529)       324,650
   Prepaid and sundry assets                             99,085        (91,445)
                                                   ------------   ------------

Net cash provided by (used in) operating activities    (353,528)         9,446
                                                   ------------   ------------
Cash Flow from Discontinued Operations                  180,888       (316,132)
                                                   ------------   ------------

Cash Flows from Financing Activities
   Advances from related parties                         25,000         32,500
                                                   ------------   ------------
Net cash provided by financing activities                25,000         32,500
                                                   ------------   ------------

Effect of foreign exchange fluctuation in cash          147,640              -

Net decrease in cash and cash equivalents                     -       (274,186)

Cash and cash equivalents - beginning of year                 -        274,186
                                                   ------------   ------------
Cash and cash equivalents - end of year                       -              -
                                                   ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                 -              -
                                                   ============   ============
Income taxes paid                                             -              -
                                                   ============   ============

Supplemental items not affecting cash:

   Investment in Armistice Resources Corp.                    -        840,676
   Common Stock issued for debt                         580,468      1,050,090
                                                   ------------   ------------

(See also Note 6 for disclosures of discontinued operations not affecting cash)


                See notes to consolidated financial statements

                                    - F6 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
               Notes to Consolidated Financial Statements


1. Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. In 2005, pursuant to two failed proposals to enter into the technology business the Company changed its name to Vianet Technologies Group Ltd. and subsequently to Tradestream Global Corp. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp. The Company's principal executive offices are headquartered in Toronto, Canada.

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre-reverse stock splits) shares paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. As described in Note 9 - Recovery of IMM Investments Inc., IMM owns 5 million
(20 million pre reverse stock split) shares of Armistice Resources Corp. a mining company in Northern Ontario. In June 2005, the Company sold its interests in IMM in exchange for a Promissory Note of $3,000,000 plus interest accrued to maturity and secured by the shares of IMM. As described in Note 8 - Notes Receivable, the Note has been cancelled and the shares of IMM recovered by the Company.

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

During the year ended December 31, 2007 the Company incurred business development fees aggregating $103,060 in connection with discontinued operations to a Company controlled by the Company's former Chief Executive Officer.

2. Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred continuing losses amounting to $934,159 and total losses of $4,012,132 including losses from discontinued operations of $3,077,973 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its operations and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                    - F7 -

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

These consolidated financial statements include the accounts of the Company and IMM Investments Inc. a wholly owned subsidiary, Montebello Developments Corp., an inactive wholly owned subsidiary, as well as results from the discontinued operations of Empire Global Acquisition Corp. ("EGAC").

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

                                    - F8 -

e) Equipment and Depreciation

Revenue producing real estate and equipment are stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided annually as follows:

     Equipment          20%          Declining Balance

As described in Note 6 the Company discontinued the operations of its former subsidiary EGAC as of the period ended December 31, 2006. As a result of the discontinued EGAC operations the revenue producing real estate and the depreciation associated with these assets are no longer be reflected.

f) Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2007 and 2006, no impairment losses related to these items have been identified.

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


                                    - F9 -

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

l) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income.", SFAS
No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's results of operations.

m) Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2007 and 2006, the Company had no dilutive common stock equivalents, such as stock options or warrants.

n) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company believes it does not have significant off balance sheet risk or credit concentration.

o) Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R 5 did not have an impact on the Company's results of operations and financial position in 2007.

                                    - F10 -

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS
No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements. Note 10 describes the effect of certain restatements to previous filed financial reports.

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

                                    - F11 -

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

                                    - F12 -

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

                                    - F13 -

p)   Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. These shares are currently in escrow and accordingly are considered neither trading nor available for sale. The terms of escrow contain an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 13 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation);
(b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the repondents will participate in future financings of the Corporation until the Commission has completed its investigation; and
(e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $147,640 reflected in the cost value of our investment in Armistice on December 31, 2007. On December 31, 2007 shares in that Company had a quoted market value of $0.52 Canadian per share.

4. Equipment

Equipment of continuing operations at December 31, 2007 and 2006 consists of the following:

                                                              2007         2006
                                                        ----------   ----------
Telephone system                                        $   11,192   $   11,192
Less accumulated depreciation                                5,462        4,029
                                                        ----------   ----------
                                                        $    5,730   $    7,163
                                                        ==========   ==========


5. Advances from Related Party

Advances due from related parties for continuing operations are non-interest bearing and are due on demand. Advances from related parties as of December 31, 2007 and 2006 are as follows:

                                                              2007         2006
                                                        ----------   ----------
Prosper Consulting                                      $   40,000   $   15,000
Gold Street Capital                                         17,000       17,500
                                                        ----------   ----------
Total Advances from Related Parties:                    $   57,500   $   32,500
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

   On September 6, 2006, Hoi Ming Chan one of our directors and a shareholder along with his wife Florence Tsun our bookkeeper, member of the audit committee and shareholder of the Company (both the shareholders of 501 Canada Inc.) filed a complaint against the Company. The complaint, C.A. No. 2400 - N in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporation Law named Messrs. Chu, Dominelli and Bing and the Company as defendants, alleging that Mr. Chan did not receive notice of a meeting convened on August 1, 2006 to authorize director action giving effect to the merger plan between the Company and Excel and as a result of the proposed merger with Excel, the 36,400,000 million shares of Company common stock which were issued pursuant to the purported merger with Excel were invalid. On September 22, 2006, the Court of Chancery of the State of Delaware granted a Stipulated Order Maintaining Status Quo.

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


                                    - F14 -

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

                                                        Years ended December 31,
                                                             2007           2006
                                                        ---------     ----------
Revenue                                              $          -   $          -
  General and administrative expenses                           -              -
  Consulting                                              251,940        392,350
  Taxes and bank charges                                        -            125
  Mortgage Interest                                             -              -
  Amortization                                                  -              -
  Professional Fees                                             -        244,511
  Business Development Fees                                     -        455,050
  Gain (Loss) on sale of property                               -              -
                                                        ---------     ----------
Net loss from discontinued operations                $    251,940   $  1,092,036
                                                     ============   ============

Accumulated deficit due to discontinued operations   $  1,343,976
                                                     ============

                                    - F15 -

The value of the transaction was determined as follows:


Discontinued Operations - Rescission of subsidiary business

Determination of fair value of EGAC at December 31, 2005

  Total assets of EMGL                                 $9,954,704
                                                       ----------
  Less all non-EGAC assets
    Note receivable                                    (3,045,000)
    Equipments                                             (8,954)
    Pre-paid and other                                     14,896
                                                       ----------
  Net assets of EGAC at fair value                      6,915,646

  Total liabilities of EMGL                             8,237,629
                                                       ----------
  Net liabilities of EGAC at fair value                 8,237,629
                                                       ----------
Net value of rescission                                 1,321,983
                                                     ============

Total gain on discontinued operation of EGAC subsidiary

  Net value of rescission                               1,321,983
  Net loss from discontinued operations                (1,092,036)
                                                     ------------
                                                          229,947
                                                     ============

Assets and liabilities associated with the discontinued operations are segregated and included in the consolidated balance sheet as appropriate. As a result of the discontinuance of EGAC, assets and liabilities including revenue producing real estate and associated mortgages of 501 Canada Inc. and the Note Receivable as described in Note 7 are no longer reflected on our balance sheet.


Cash flows from discontinued operations comprise of the following:

                                                        Years ended December 31,
                                                            2007           2006
                                                     ------------  ------------
Cash Flow from discontinued operations                   180,888       (316,131)

As a result of the discontinued operations the Company recorded supplemental noncash transactions from discontinued operations of $1,747,439 for the year ended December 31, 2006.

The discontinued operations had the following effect on the shareholder equity. The Statement of Changes in Shareholder equity has been retroactively restated to take into account the effect of the reverse stock splits on the acquisition of 501 Canada Inc. on consolidation:

                                                       Years ended December 31,
                                                             2007          2006
                                                     ------------  ------------
Stockholders Equity                                   $   837,772  $    592,122
                                                     ============  ============


Increase in Shareholder Equity                            254,650
Less loss on continuing operations                       (232,118)
Plus additional capital contributed                       581,480
                                                     ------------
Decrease in stockholder equity from loss on
    discontinued operations                               604,012
                                                     ============


                                    - F16 -

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

                                    - F17 -

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


                                    - F18 -

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

For 2007 the deferred tax on continuing operations of approximately $81,000 compared to $80,000 for 2006, (35% of net loss from continuing operations) was offset by a valuation allowance of $81,000 and $80,000 resulting in a net income tax of zero for 2007 and 2006 respectively.

The great majority of losses from discontinued operations primarily from Canadian operations arose in connection with rescission of agreements where the Company no longer was the Company which incurred the losses. Accordingly they are no longer available to it.

The Company has tax losses available to be applied against future years income taxable in the United States of America. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets as follows:

At December 31, 2007 the Company had deferred tax assets of approximately $232,000 and $700,000 for 2006 due to net operating loss carryforwards available to reduce future Federal income taxes earned in the United States. A 100% valuation allowance of approximately $66,300 and $200,000 for 2007 and 2006 respectively has been established since management believes it is more likely than not that the deferred tax assets will not be realized.

Federal and state net operating loss (NOL) carryovers available to offset future taxable income, such carryovers expire in various years as follows:

The federal and state NOL's expire through December 31, 2027 and December 31, 2017, respectively.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.


                                    - F19 -

11. Retroactive Reclassification of Previously Issued Consolidated Financial Statements

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


                                    - F20 -

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

During 2007, our director of operations provided in-kind contributions of $1,600 to pay for expenses related to general office expenses comprised of the following:

Transfer agent fees                                        $ 1,600
                                                           =======

Refer to Note 14 - Subsequent Events for additional details regarding capital stock issued subsequent to these Consolidated Financial Statements.

                                    - F21 -

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

1 On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced") claiming $6,000,000 in aggregate damages plus unspecified amounts against 16 co-respondents including the Company for unknown loses claimed by Advanced in its dealings with an unknown and unrelated entity or person (the "unrelated entity"). Advanced alleges that this unrelated entity, in a private transaction with Advanced, may have promised to exchange shares of the Company that the unrelated entity had claimed to have owned. The Company has never been a party to any dealings with Advanced and prior to receiving notice from Advanced had never heard of Advanced. The Company denies any wrongdoing and is vigorously defending this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome which remains unresolved will have a material adverse affect. The Company is unrepresented by legal counsel in this matter.

2. On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive has denied the allegations and has filed a consent to committal to trial as described in
   Note 14 - Subsequent Events. Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").

3. On September 9, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Research Capital Corporation ("Research") a broker/dealer in Ontario claiming $100,000 in aggregate damages plus interest and costs against 4 co-respondents including the Company and a former consultant engaged by the Company. Our director of operations, Michael Ciavarella, who is not a solicitor, was granted leave by the court to represent the Company. On November 26, 2007, the Company and Research entered into a Settlement Agreement to resolve the claim. The Company agreed to settle the claim with Research for a total amount of CDN $25,000 which included $10,000 in legal costs plus $5,000 for a securities expert report incurred by Empire and $10,000 payable to Research. Accordingly, the matter was dismissed by Madame Justice Bennett of the Ontario Superior Court of Justice and will no longer be reflected on our financial statements.


                                    - F22 -

14.	Subsequent Events


1. Between February and March 2008 a preliminary inquiry was held in the Ontario Court of Justice with respect to the previously described matter involving the Royal Canadian Mounted Police, the Ontario Securities Commission
   (jointly Integrated Market Enforcement Team "IMET") and our former executive. Our former executive has consented committal to trial and is vigorously denying the allegations and challenging the charges. The trial date is set down to commence September 8, 2009. On June 25, 2008 the Securities and Exchange Commission ("SEC") issued a notice to Michael Ciavarella, our former Chief Executive Officer and director. The notice advised that the (SEC) investigation has been completed as to Mr. Ciavarella, against whom they do not intend to recommend enforcement by the commission.

2. On May 5, 2008 at a properly convened meeting of the Board of directors, the board resolved to issue 3,000,000 restricted shares of common stock to a private investor for a $200,000 private placement. Funds were required to bring the outstanding financial filings into good standing, however, the funds were not advanced until 2009.


                                    - F23 -

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

Item 9a. Controls and procedures

Annual Evaluation of Controls
As of the end of the period covered by this annual report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). This evaluation ("Evaluation") was performed by Vic Dominelli, our Chairman of the Board and Acting Principal Executive Officer and Principal Financial Officer in consultation with our Director of Operations and our independent accountant. In this section, we present the conclusions of our Chairman based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

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

Conclusions
Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2007, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting We are a small business, with no viable business or revenues, the Company does not have the resources to employ a dedicated staff with extensive expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2007, Empire had three directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Subsequent to the period covered by this report, Hoi Ming Chan, our President and director and Xu Bing a director were dismissed and on August 24, 2009 Ken Chu resigned as our Chief Executive Officer and director. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name            Age       Position               Date First Elected  Term Expiry

Vic Dominelli    47   A/Chief Executive Officer,  August 24, 2009       None
                      Chief Financial Officer,    March 1, 2005         None
                      Chairman of the Board,      May 5, 2008           None
                      Director                    January 6, 2005       None

Sam Merchant     41   Director                    May 5, 2008           None

Identity of Significant Employees
There are no employees or personnel that are expected to make a significant contribution to the business.

Family Relationships
There are no family relationships among the current directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Resumes

Vic Dominelli - Acting Chief Executive Officer, Chief Financial Officer,
                Chairman of the Board, Director

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

The Company filed the Code of Business Conduct and Ethics on April 17, 2006 with the Securities and Exchange Commission as an Exhibit to the annual report on Form 10-KSB for the year ended December 31, 2005 and a copy is attached herein as an Exhibit to this annual report. The Company will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Empire Global Corp., Suite 2, 648 Finch Ave. East, Toronto, Ontario, M2K 2E6 Attention: President and CEO.

Item 11. Executive compensation

The following table sets out compensation and awards paid to our officers and directors during the period covered by this report and since inception.

SUMMARY COMPENSATION TABLE

-
                                                                        Restricted   Securities
Name and                                                Other Annual         Stock   Underlying         LTIP      All Other
principal                         Salary        Bonus   Compensation      Award(s)    Options /      Payouts   Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)          ($)            ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------
Ken Chu, Chief
Executive, Chairman     2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

Vic Dominelli, Chief
Executive, Chief        2008           0            0              0             0            0            0              0
Financial, Chairman     2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0
Orlando Silvestri,
Chief Executive         2005           0            0              0             0            0            0              0

Michael Ciavarella,
President, Chief
Executive               2004           0            0              0             0            0            0              0

Minh Ngoc Pham,
Secretary, Treasurer    2004           0            0              0             0            0            0              0

Kalson G.H. Jang,
Chairman                2004           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

J M Page, President,
Secretary, Treasurer    2004           0            0              0             0            0            0              0
                        2003           0            0              0             0            0            0              0
                        2002           0            0              0             0            0            0              0

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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2007 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 648 Finch Ave., East, Suite 2, Toronto, Ontario M2K 2E6.

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Billion Charm Group                   4,568,700      29.2%
144-Restricted     Shareholder

Common             Prosper Consulting Corp.              3,559,200      22.7%
144-Restricted     Shareholder

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 15,675,800 shares of common stock outstanding as of December 31, 2007.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Ken Chu, CEO and Director             4,568,700      29.2%
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Vic Dominelli, CFO, Chairman and        343,000       2.2%
                   Director
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Sam Merchant                                  0         0%
144-Restricted

Common             Total shares owned by officers        4,911,700      31.4%
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

Our former Chief Executive Officer, director and Chairman of the board Ken Chu, is a shareholder and officer of Excel Empire Limited. On November 4, 2005 the Company entered into an agreement to acquire Excel in exchange for 36,400,000 common shares of the Company. The agreement to acquire Excel has been terminated and the shares issued cancelled as of May 5, 2008.

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

At December 31, 2006, Empire owed Billion Charm Group a company controlled by our former Chief Executive Officer, Ken Chu, $68,707, during the period covered by this report Billion Charm Group billed the Company an additional $103,060. On November 5, 2007, the Company issued 1,431,400 shares for the elimination of debt owed to Billion Charm Group.

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

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $30,000 and $10,000 in 2009 in connection to audits for the periods ended December 31, 2006 and 2007.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2007 and 2006.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2007 and 2006.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2007 and 2006.

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

31       Certification of Principal Executive Officer and Principal     Included
         Financial Officer required under Rule 13a-14(a) or Rule
         15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32       Certification of Principal Executive Officer and Principal     Included
         Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

On May 6, 2009, the Company filed an 8-K to report the following:
The SEC issued a letter dated April 28, 2009 requiring the Company to file delinquent reporting requirements under the Securities and Exchange Act of 1934
(Act) and provided the Company 15 days to respond and to file all reporting requirements that are not in compliance with the Act.

On June 15, 2009 the Company filed an 8-K/A amending the 8-K filed May 6, 2009 and subsequently filed amendment number 2 on August 14, 2009 to revise the intended schedule to file ouststanding reports.

On August 24, 2009, the Company filed an 8-K to report the following:
The resignation of Ken Chu as our Chief Executive Officer and director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                 Date: October 29, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Vic Dominelli                                 Date: October 29, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)