Form 10-K/A
period 2007-12-31
EMPIRE GLOBAL CORP.
filed 2009-11-02
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                        Amendment No. 1 to Form 10-K

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

SIGNATURES....................................................................63

Amendments

                           EXPLANATORY NOTE

This Amendment No. 1 to form 10-K ("Amendment No. 1") amends the previously filed Annual Report of Empire Global Corp. (the "Company") on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on October 30, 2009. This Amendment No. 1 is being filed for the purpose of correcting clerical errors in the form 10-K which may confuse the reader and has not affected the figures reported in the interim consolidated financial statements. The errors were discovered when comparing results while preparing our statements for the Annual report on form 10-K for the period ended December 31, 2007.


List of Changes in this Amendment No. 1
---------------------------------------

Changes to Management Discussion and Analysis:
Under the heading Cash Flows (sub heading Net Cash Flows Used in Operating Activities) on page 24, a clerical error was corrected to properly disclose the value related to cash flow from operating activities of continuing operations. The amount of $248,529 originally entered is incorrect and was changed to the value $353,528 consistent with the Consolidated Statements of Cash Flows as stated on page F6. The change does not affect the results of operations.

Other typographical changes were made to correct various spelling errors. These corrections do not affect the results of operations.

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

Net Cash Used In Operating Activities
Net cash used in operating activities of continuing operations during the year ended December 31, 2007 was $353,528. An in-kind contribution provided $1,600 while our net loss arises primarily from business development fees, consulting and professional fees associated with the planned completion and subsequent rescission of the Excel Agreement as well as legal fees and charges associated with legal proceedings initiated by the former 501 shareholders.

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

                                    - F13 -

p)   Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. These shares are currently in escrow and accordingly are considered neither trading nor available for sale. The terms of escrow contain an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 13 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation);
(b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the respondents will participate in future financings of the Corporation until the Commission has completed its investigation; and
(e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

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

On June 15, 2009 the Company filed an 8-K/A amending the 8-K filed May 6, 2009 and subsequently filed amendment number 2 on August 14, 2009 to revise the intended schedule to file outstanding reports.

On August 24, 2009, the Company filed an 8-K to report the following:
The resignation of Ken Chu as our Chief Executive Officer and director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                 Date: October 30, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Vic Dominelli                                 Date: October 30, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)