Form 10-Q
period 2008-03-31
EMPIRE GLOBAL CORP.
filed 2009-11-25
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2008

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

There were 15,675,800 shares of Common Stock outstanding as of March 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-11
Item 2.  Management's Discussion and Analysis or Plan of Operation           14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18
Item 4.  Controls and Procedures                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 1A. Risk Factors                                                        20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20
Item 3.  Defaults Upon Senior Securities                                     20
Item 4.  Submission of Matters to a Vote of Security Holders                 20
Item 5.  Other Information                                                   20
Item 6.  Exhibits                                                            20

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


             INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTH PERIODS ENDED
                          MARCH 31, 2008 and 2007




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 11


































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets


                                                          March 31, December 31,
                                                              2008         2007
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
   ASSETS

Current Assets
  Pre-paid and sundry assets                                     -        2,348
                                                           -------      -------

Total Current Assets                                             -        2,348

  Property and equipment, net                                5,442        5,729
  Investment in Armistice Resources Corp.                  952,751      986,589
  Organization Cost                                          1,668        1,727
                                                           -------      -------

                                                           959,861      996,393
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                 127,344      101,121
  Advances from related party                               57,500       57,500
                                                           -------      -------

Total Current Liabilities                                  184,844      158,621

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  15,675,800 for both periods                                1,568        1,568
Additional - paid in capital                             4,700,696    4,700,696
Accumulated other comprehensive loss                       113,743      147,640
Deficit                                                 (4,040,990)  (4,012,132)
                                                           -------      -------

Total Stockholders' Equity                                 775,017      837,772
                                                           -------      -------

                                                           959,861      996,393
                                                           =======      =======







                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss
                              (Unaudited)

                                                          March 31,    March 31,
                                                              2008         2007
                                                               US$          US$
                                                         ---------  -----------

Revenue                                                          -            -
                                                         ---------  -----------
General and administrative expenses                         28,858       88,057

Operating loss                                             (28,858)     (88,057)
                                                         ---------  -----------

Loss from operations before income taxes                   (28,858)     (88,057)
Income taxes                                                     -            -
                                                         ---------  -----------

Net Loss                                                   (28,858)     (88,057)
                                                         =========  ===========

Foreign currency translation adjustment                    (33,897)      (4,506)
                                                         ---------  -----------

Comprehensive Loss                                         (62,755)     (92,563)
                                                         =========  ===========

Basic and fully diluted loss per share                      (0.001)       (0.01)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                              15,675,800    9,796,900
                                                        ==========  ===========





















                See notes to consolidated financial statements


                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                          Three months March 31,
                                                              2008         2007
                                                               US$          US$
                                                           -------     --------


Cash Flows - Operating Activities
  Net loss                                                 (28,858)     (88,057)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                287          358
  Accounts payable and accrued expenses                     26,223       87,699
  Amortization of prepaid expenses                           2,348            -
                                                           -------     --------

Net cash used in operating activities                            -            -
                                                           -------     --------

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                    -            -
                                                           =======     ========
Income taxes paid                                                -            -
                                                           =======     ========


















                See notes to consolidated financial statements

                                    - F4 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
               Notes to Consolidated Financial Statements
                              (Unaudited)

1.  Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. The Company changed its name to Vianet Technologies Group Ltd. followed by Tradestream Global Corp. and subsequently to Empire Global Corp. The Company has an interest in Armistice Resources Corp. and is actively seeking new business opportunities.

The Company's principal executive offices are headquartered in Canada.

2.  Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

During the quarter ended March 31, 2008, we had a loss of $28,858. The Company has incurred losses amounting to $4,040,990 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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




















                                    - F5 -

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on October 30, 2009 for the fiscal year ended December 31, 2007. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(the "SEC"). The consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policies since December 31, 2007. The results from operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2007. The functional currency used by the Company is the US dollar.

b)  Principles of consolidation

These consolidated financial statements include the accounts of the Company and an inactive wholly owned subsidiary, Montebello Developments Corp., as well as IMM Investments Inc. a wholly owned subsidiary.

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


g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2007 and March 31, 2008, no impairment losses have been identified.

h)  Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.



















                                    - F7 -

i)  Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency was the Canadian dollar. Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

The operational currency of our wholly owned subsidiary IMM Investments Inc.
(IMM) (an Ontario corporation) is the Canadian Dollar. Although IMM has no operations, it owns shares of Armistice Resources Corp. a Canadian mining. The purchase price and shares of Armistice are valued in Canadian dollars.

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




















                                   - F8 -

l)  Recent Accounting Pronouncements

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

m)  Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. These shares are currently in escrow and accordingly are considered neither trading nor available for sale. The terms of escrow contain an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 7 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation);
(b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the repondents will participate in future financings of the Corporation until the Commission has completed its investigation; and
(e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was a decrease of $33,838 for the three month period ended
March 31, 2008 and is reflected in the cost value of our investment in Armistice on March 31, 2008. On March 31, 2008 shares in that Company had a quoted market value of $0.46 Canadian per share.







                                    - F9 -

4.  Equipment

Equipment of operations at March 31, 2008 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           5,750
                                                                      ---------
                                                                      $   5,442
                                                                      =========

5.  Advances from Related Party

Advances due from related parties for operations are non-interest bearing and are due on demand. Advances from related parties as of March 31, 2008 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  40,000
  Gold Street Capital (Retainer for SF Group)                            17,500
                                                                      ---------
Total Advances from Related Parties:                                  $  57,500
                                                                      =========

6.  Share based payments and Shareholder Equity

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
                                                           =======

Refer to Note 8 - Subsequent Events for additional details regarding capital stock issued subsequent to these Consolidated Financial Statements.












                                    - F10 -

7.  Commitments and Contingencies

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

2. On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender"). The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive. Our former executive has denied the allegations and has consented to a committal to trial as described in Legal Matters found elsewhere in this report. Our former executive and the Company have been complying with orders imposed by the OSC and cooperating with informal inquiries made by the United States Securities and Exchange Commission ("SEC").

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

8.  Subsequent Events

On May 5, 2008 at a properly convened meeting of the Board of directors, the board resolved to issue 3,000,000 restricted shares of common stock to a private investor for a $200,000 private placement. The funds were to be used to bring the outstanding financial filings into good standing. However, the funds were not advanced until 2009, therefore, the 3,000,000 shares were allocated to pay $200,000 of accounts payable due on December 31, 2008. Also, on the same day the board resolved to pay fees of $175,000 due to independent contractors on December 31, 2007 for work involved in the rescission of the Blazing Holding Inc. agreement and recovery of IMM Investments Inc. and the preparation and filing of IMM tax returns in Canada, as well as paralegal and litigation work leading to the dismissal of legal actions against the company launched in Delaware and Ontario. The Company issued 2,500,000 restricted shares of common stock of the Company in lieu of cash.

                                    - F11 -

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2007). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2007. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Empire Global Corp. (Empire) and its subsidiaries Montebello Development Corp. as well as IMM Investments Inc. (IMM) mean "we", "us" or "our" and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

Empire was organized under the laws of the State of Delaware on August 26, 1998. The Company went through various name changes prior to September 2005 when the name was changed to Empire Global Corp. We currently intend to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

During the three months ended March 31, 2008, we had no income.

Due to limited operations, we are presently seeking new business opportunities.


Challenges and Risks

We have accumulated a deficit of approximately $4,041,000 to March 31, 2008 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 3 to our consolidated financial statements are included in the annual report for the year ended December 31, 2007 and a summary of critical accounting policies and recent accounting pronouncements is included in Note 1 of this form 10-Q.

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

Overall Results of Operations

As a result of our limited business operations, we had minimal changes in our overall results.

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

Related-Party Transactions

Included in the $184,844 of current liabilities at March 31, 2008 is $57,500 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

Subsequent to the period covered by this report, the Company received an additional $40,000 in advances from a related party to pay for auditing fees.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

We had no revenue during the three months ended March 31, 2008 and the three months ended March 31, 2007 from our operations.

Operating Expenses

Our operating expenses decreased by $59,199 or 67%, from $88,057 for three months ended March 31, 2007 to $28,858 for the three months ended March 31, 2008. The decrease was due to limited operations of the Company.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2008 or on December 31, 2007. The notes to our unaudited consolidated financial statements as of March 31, 2008, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $4,040,990. As of March 31, 2008, we had $184,844 in current liabilities and no current assets, as such we are left with a working capital deficit of $184,844 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2008.

Net Cash Used In Operating Activities

We had no cash used in operating activities during the three months ended March 31, 2008 or March 31, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2008 or March 31, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2008 or March 31, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2008.

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

The Royal Canadian Mounted Police, and the Ontario Securities Commission (jointly IMET "Integrated Market Enforcement Team") conducted an investigation into the allegations and on September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our former executive.

Our former executive is vigorously denying the allegations and challenging the charges and consequently has consented to a committal to trial. Between February and March 2008 a preliminary inquiry was held in the Ontario Court of Justice in respect of this matter.

On June 25, 2008 the Securities and Exchange Commission ("SEC") issued a notice to Michael Ciavarella, our former officer and director. The notice advised that the (SEC) investigation has been completed as to Mr. Ciavarella, against whom they do not intend to recommend enforcement by the commission.

The date for trial had been set down to begin on September 8, 2009, however has been delayed. A new date has not been established as of the date of this filing.

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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: November 24, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board and
Principal Financial Officer