Form 10-Q
period 2008-06-30
EMPIRE GLOBAL CORP.
filed 2009-11-25
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2008

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

There were 15,675,800 shares of Common Stock outstanding as of June 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


            INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and SIX MONTH PERIODS ENDED
                          JUNE 30, 2008 and 2007




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 11

































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets



                                                           June 30, December 31,
                                                              2008         2007
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
   ASSETS

Current Assets
  Pre-paid and sundry assets                                     -        2,348
                                                           -------      -------

Total Current Assets                                             -        2,348

Property and equipment, net                                  5,155        5,729
Investment in Armistice Resources Corp.                    959,108      986,589
Organization Cost                                            1,679        1,727
                                                           -------      -------

                                                           965,942      996,393
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                 154,626      101,121
  Advances from related party                               57,500       57,500
                                                           -------      -------

Total Current Liabilities                                  212,126      158,621

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized,none issued and outstanding.      -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  15,675,800 for both periods                                1,568        1,568
Additional - paid in capital                             4,700,696    4,700,696
Accumulated other comprehensive loss                       120,111      147,640
Deficit                                                 (4,068,559)  (4,012,132)
                                                           -------      -------

Total Stockholders' Equity                                 753,816      837,772
                                                           -------      -------

                                                           965,942      996,393
                                                           =======      =======





                See notes to consolidated financial statements

                                    - F2 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                     Three months ended June 30,  Six months ended June 30,
                                                              2008         2007          2008         2007
                                                               US$          US$           US$          US$
                                                         ---------  -----------     ---------  -----------


Revenue                                                          -            -             -            -
                                                         ---------  -----------     ---------  -----------
General and administrative expenses                         27,568      126,819        56,427      214,876

Operating loss                                             (27,568)    (126,819)      (56,427)    (214,876)
                                                         ---------  -----------     ---------  -----------

Loss from operations before income taxes                   (27,568)    (126,819)      (56,427)    (214,876)
Income taxes                                                     -            -             -            -
                                                         ---------  -----------     ---------  -----------

Net Loss                                                   (27,568)    (126,819)      (56,427)    (214,876)
                                                         =========  ===========     =========  ===========

Foreign currency translation adjustment                      6,368       83,373       (27,529)      78,866
                                                         ---------  -----------     ---------  -----------

Comprehensive Loss                                         (21,200)     (43,447)      (83,956)    (136,010)
                                                         =========  ===========     =========  ===========

Basic and fully diluted loss per common share               (0.002)       (0.01)       (0.004)       (0.02)
                                                         =========  ===========     =========  ===========
Basic and fully diluted weighted average number of
  shares outstanding                                    15,675,800    9,796,900    15,675,800    9,796,900
                                                        ==========  ===========    ==========  ===========


















                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                             Six months June 30,
                                                              2008         2007
                                                               US$          US$
                                                           -------     --------


Cash Flows - Operating Activities
  Net loss                                                 (56,427)    (214,876)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                574          716
  Accounts payable and accrued expenses                     53,505      165,412
  Amortization of prepaid expenses                           2,348       48,748
                                                           -------     --------

Net cash used in operating activities                            -            -
                                                           -------     --------

Net increase in cash and cash equivalents                        -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended June 30, 2008, we had a loss of $27,568. The Company has incurred losses amounting to $4,068,559 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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


g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2007 and June 30, 2008, no impairment losses have been identified.

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

The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an decrease of $27,481 for the six month period ended June 30, 2008 and is reflected in the cost value of our investment in Armistice on June 30, 2008. On June 30, 2008 shares in that Company had a quoted market value of $0.45 Canadian per share.






                                    - F9 -

4.  Equipment

Equipment of operations at June 30, 2008 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           6,037
                                                                      ---------
                                                                      $   5,155
                                                                      =========


5.  Advances from Related Party

Advances due from related parties for operations are non-interest bearing and are due on demand. Advances from related parties as of June 30, 2008 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  40,000
  Gold Street Capital (Retainer for SF Group)                            17,500
                                                                      ---------
                                                                      $  57,500
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

Also, on the same date the board resolved to pay fees due to independent contractors for services rendered in discontinued operations. The Company issued 2,500,000 restricted shares of common stock of the Company in lieu of cash to extinguish accounts payable in the amount of $175,000 due on December 31, 2007.


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

During the three and six months ended June 30, 2008, we had no revenue.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4,069,000 to June 30, 2008 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $212,126 of current liabilities at June 30, 2008 is $57,500 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

Subsequent to the period covered by this report, the Company received an additional $40,000 in advances from a related party to pay for auditing fees.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

We had no revenue during the three and six months ended June 30, 2008 and 2007 from our operations.

Operating Expenses

Our operating expenses decreased to $56,427 for six months ended June 30, 2008 from $214,876 over the same period in the previous year and to $27,568 for the three months ended June 30, 2008 compared to $126,819 over the same period in 2007. This was largely a result of the significant decrease in our operations.

We expect our operating costs to be approximately $182,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at June 30, 2008 or on December 31, 2007. The notes to our unaudited consolidated financial statements as of June 30, 2008, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and have accumulated a deficit of $4,068,559. As of June 30, 2008, we had $212,126 in current liabilities and no current assets, as such we are left with a working capital deficit of $212,126 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and six months ended June 30, 2008.

Net Cash Used In Operating Activities

We had no cash used in operating activities during the three and six months ended June 30, 2008 or on June 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three and six months ended June 30, 2008 or on June 30, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and six months ended June 30, 2008 or on June 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2008.

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