Form 10-K/A
period 2007-12-31
EMPIRE GLOBAL CORP.
filed 2009-12-08
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                        Amendment No. 2 to Form 10-K

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

SIGNATURES....................................................................63

Amendments

                           EXPLANATORY NOTE

This Amendment No. 2 to form 10-K ("Amendment No. 2") amends the previously filed Annual Report of Empire Global Corp. (the "Company") on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on October 30, 2009 and subsequently filed Amendment No. 1. This Amendment No. 2 is being filed for the purpose of correcting clerical errors in the form 10-K which may confuse the reader and has not affected the figures reported in the interim consolidated financial statements. The errors were discovered when comparing results while preparing our statements for the Annual report on form 10-K for the period ended December 31, 2008.


List of Changes in this Amendment No. 2
---------------------------------------

Changes to Item 5 - Management Discussion and Analysis:
Under the sub heading RECENT SALES OF UNREGISTERED SECURITIES on page 16, a clerical error was corrected to properly disclose the value related to the 2,500,000 shares issued on May 5, 2008. The amount of $250,000 originally entered is incorrect and was changed to the value $175,000 consistent with the Consolidated Statements of Changes in Stockholder's Equity as stated on page F5.

In Note 12 - Share based payments and Shareholder Equity: Page F21 - a paragraph was added to provide additional disclosure related to the 2,500,000 shares of common stock issued on May 5, 2008.

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

Sale of Shares, Private Placements, Cancellation of Debt Subsequent to Period Subsequent to the period covered by this report,

Subsequent to the period covered by this report, on May 5, 2008, Empire completed a private placement of 5,500,000 shares of its common stock. The Company agreed to issue a total of 3,000,000 shares of common stock with a total value of $200,000 to a private investor for a cash investment to the company, as well as 2,500,000 shares of common stock with a total value of $175,000 to a group of accredited investors in exchange for the cancellation of debt owed by the Company on December 31, 2007.

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
                                                           =======

In addition, on May 5, 2008 at a properly convened meeting of the Board of directors, the board resolved to issue 2,500,000 restricted shares of common stock to pay $175,000 in debt due on December 31, 2007 to contractors for services rendered in 2007.

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

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                 Date: December 3, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Vic Dominelli                                 Date: December 3, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)