Form 10-K
period 2008-12-31
EMPIRE GLOBAL CORP.
filed 2009-12-08
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2008.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on December 31, 2008 is 18,675,800 shares with an aggregate market value of $560,274 based on the average closing bid and asked prices for the Common Stock on December 3, 2009 of $0.03 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3
ITEM 2.  DESCRIPTION OF PROPERTY...............................................7
ITEM 3.  LEGAL PROCEEDINGS.....................................................7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  SELECTED FINANCIAL DATA..............................................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................23
                            (Financial Statements - pages numbered as F1 to F16)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................39
ITEM 9A. CONTROLS AND PROCEDURES..............................................39
ITEM 9B. OTHER INFORMATION....................................................42

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........42
ITEM 11. EXECUTIVE COMPENSATION...............................................46
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................48
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................49
ITEM 15. EXHIBITS.............................................................50

SIGNATURES....................................................................51

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

On February 16, 2005, the Company acquired 100% of the stock of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Empire. Through Montebello, the Company entered into an agreement to jointly develop Pueblomex a new villa resort near Huatulco, Mexico. This opportunity was abandoned.

Between February 2005 and December 31, 2006 the Company explored a number of business opportunities, none of which developed into a viable business.

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

As of December 31, 2008, the Company did not have interests in any properties. The Company intends to prudently develop on a speculative basis as opportunities warrant and will seek to expand its operations into new markets in addition to its primary target markets. When considering entry into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

We have not been satisfied with our business plan or original plan of operation. Our objectives are to identify and negotiate with an established business entity with a view to merge target businesses or alternatively acquire properties either compatible with our initial business plan or a business related to the resources industry in line with assets held by our subsidiary IMM Investments Inc. In certain instances, a target business may wish to become a subsidiary or may wish to contribute assets rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

Empire currently has few assets, liabilities, limited financial resources and we have no cash on hand to acquire additional assets or to create an operating revenue stream sufficient to cover operating expenses or pay our outstanding liabilities. There is no assurance that Empire can identify such a target business and consummate such a business combination and our limited funds may not be adequate to take advantage of any available business opportunities that present themselves. We will require significant new capital in order to execute our strategic plan and believe that this capital will only be available through the sale of debt or equity securities. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain financing, we believe that the terms of such arrangements will result in an offering that is highly dilutive to existing shareholders because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

We currently have no products or services available for distribution.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2008 the Company has no current business operations and is a holding company with a view to acquire undervalued small-to-medium size development stage companies or in the alternative, take direct ownership in revenue producing businesses. The Company has not entered into any new business arrangements.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company seeks opportunities primarily located in North America. There are numerous other competitors within the market area for which the Company will prospect. The competitive conditions in such areas could have a material adverse effect on the Company's (i) future operations, and (ii) development and acquisition opportunities. The Company will compete for acquisitions with others who may have greater resources.

SOURCES AND AVAILABILITY OF SUPPLIES

The Company has taken a broad view to delineate opportunities in international markets where the supply of target properties and businesses are abundant. For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. During the period covered by this report we did not retain legal counsel, and our Independant Registered Public Accountanting Firm is Bernstein & Pinchuk LLP.

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

There is no current need for Government Approval for its products or services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

There is no current effect on us of existing or probable governmental regulations on the business.

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2008.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Empire is not directly affected by any environmental laws, but may indirectly be affected if a subsidiary company project or property falls under the scope of any Federal, State and Local environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

Empire currently has no employees and one active independent contractor. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

A trial date had been set down to begin on September 8, 2009, however has been delayed. A new date has not been established as of the date of this filing.

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

Legal Matters Settled or Dismissed

1. On November 26, 2007, the Company and Research Capital Corporation ("Research") a broker/dealer in Ontario entered into a Settlement Agreement pursuant to a claim initiated by Research on September 9, 2005. The Company agreed to settle the claim with Research for a total amount of CDN $25,000 this included $10,000 in legal costs plus $5,000 for a securities expert report incurred by Empire and $10,000 payable to Research. Accordingly, the matter was dismissed by Madame Justice Bennett of the Ontario Superior Court of Justice.

2. The complaint filed on September 6, 2006 in the Court of Chancery in the State of Delaware against the Company, and its management Ken Chu, Vic Dominelli and Xu Bing was abandoned by Hoi Ming Chan and his wife Florence Tsun (the shareholders of 501 Canada Inc.). Accordingly on May 6, 2007 the claim was dismissed and subsequent Stipulated Order Maintaining Status Quo was vacated by Chancellor Strine of the Court of Chancery.


Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

The stock market in general and the stock prices of Empire's common stock in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Empire's common stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if Empire's common stock continues to be thinly traded. Factors that may have a significant impact on the market price of Empire's common stock include:

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

PENNY STOCK RULES

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

The following tables set forth the high and low sale prices for our common stock as reported on the Pink Sheets LLC for the periods covered by this report as indicated.

2007                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.15         $  0.150
April 1 - June 30                                   0.15            0.150
July 1 - September 30                               0.15            0.150
October 1 - December 31                             0.07            0.070

2008                                        BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.07         $  0.070
April 1 - June 30                                   0.07            0.070
July 1 - September 30                               0.06            0.060
October 1 - December 31                             0.07            0.070

2009
PERIOD
January 1 - March 31                             $  0.07         $  0.06
April 1 - June 30                                   0.14            0.06
July 1 - September 30                               0.06            0.025
October 1 - November 30                             0.025           0.02

SHAREHOLDERS

As of November 1, 2009, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

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

DESCRIPTION OF SECURITIES

As of December 31, 2008, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding and at least 17,969,300 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. These are restricted because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

In each of the foregoing described stock splits we filed a notice under rule 10b-17 with NASD of our intention to effect the stock split and reflected the approval of our Board of Directors and written consent of a majority shareholders. All fractional shares are rounded up to the nearest whole shares.

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

Each of the foregoing change in authorized shares was approved by the Board of Directors and the holders of a majority of the issued and outstanding shares of common stock and a Certificate of Amendment filed with the State of Delaware.

On September 21, 2004, the Company amended it's Certificate of Incorporation to increase the number of authorized common shares from 80,000,000 to 400,000,000.

On December 28, 2006, the Company amended it's Certificate of Incorporation to decrease the number of authorized common shares from 400,000,000 to 80,000,000.

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

On May 5, 2008, Empire completed a private placement of 5,500,000 shares of its common stock. The Company issued 3,000,000 shares of common stock with a total value of $200,000, as well as 2,500,000 shares of common stock with a total value of $175,000 to a group of accredited investors in exchange for the cancellation of debt owed by the Company to each investor.

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

Share Exchange - Excel Empire Limited (Returned and Cancelled)
On November 22, 2005 the Company instructed its transfer agent to issue shares pursuant to the Plan of Merger and Reorganization with Excel Empire Limited ("Excel")(the "Excel Plan"). The shares where issued as consideration for the shares of Excel to be acquired pursuant to the Excel Plan. The shares were to be delivered upon closing and the effective completion of the Excel Plan. The closing of the plan was defined as "5 pm on November 4, 2005" however; the effective date is specified as "upon filing of a Certificate of Merger with the Secretary of State of the State of Delaware". The agreement was amended on July 1, 2006 and was contingent upon the survival of termination provisions. Since the conditions of closing were not met a Certificate of Merger was not filed with the Secretary of State of the State Delaware as required pursuant to the Excel Plan. Excel neglected to provide financial statements as required, as a result, the Company delivered a written "Notice of Termination" to Xu Bing within the prescribed time period as specified in the Plan of Merger and Reorganization with Excel Empire Limited as amended. On May 5, 2008, Empire announced the cancellation of the 36,400,000 shares issued pursuant to the Plan of Merger and Reorganization with Excel Empire Limited as amended.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's discussion and analysis


FORWARD-LOOKING STATEMENTS

This management discussion and analysis of financial condition and results of operations ("MD&A") on form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this MD&A on form 10-K are forward-looking. We use words such as anticipate, believe, expect, future, intend, plan, aim, project, estimate, will, should, could and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to acquire a target business and raise sufficient working capital and the impact of foreign exchange fluctuations, changes in global economic conditions and consumer spending. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the outcome of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations describes some, but not all, of the possible risk factors whether known or unkown to management on the date of this filing.

ABILITY TO CONTINUE AS A GOING CONCERN

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

GENERAL

Empire was incorporated in the state of Delaware on August 26, 1998. Our principal executive office is located in Toronto, Canada. The Company has no business operations and has been seeking new business opportunities during the period covered by this report.

On July 9, 2004 we acquired 100% of the shares of IMM Investments Inc. ("IMM"), an Ontario Corporation. IMM owns 5 million shares of common stock of Armistice Resources Corp. Warrants to purchase an additional 5 million shares expired in August 2008. Armistice shares trade on the Toronto Stock Exchange under the symbol AZ. The 5 million common shares and the expired 5 million common share warrants of Armistice owned by IMM are currently held in escrow as a result of certain legal proceedings related to events involving our former management as described elsewhere in this report. At time of this report, it is unknown if the Company will recover these assets.

PLAN OF OPERATION

At December 31, 2008 we had no cash and approximately $203,973 in assets. Our cash flow requirement for the twelve-month period from January 2009 to December 2009 was $207,122. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                            Amount (USD)
                                                      ------------

General and administrative expenses:
Consulting and Wages                                  $     50,000
Accounting                                                  80,000
Legal                                                       50,000
Office and General                                           2,000
                                                      ------------
Total General and Administrative                      $    182,000

Accounts payable due                                        25,122
                                                      ============
Total                                                      207,122
                                                      ============

Empire Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $182,000 is based on the actual expenses incurred during the two most recent years. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent years.

Empire Consolidated Current Accruals Due:
On May 5, 2008 the Company issued 2,500,000 shares for payment of debts owed by the Company, of which to pay $175,000 of the accounts payable due at December 31, 2007 in addition the Company also issued 3,000,000 shares to pay $200,000 of the accounts payable due at December 31, 2008. The balance of the current accounts payable at December 31, 2008 due to various parties for services rendered was approximately $25,122. Terms on these accruals vary but they are all currently due on demand.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2008 of $82,622. Additional working capital is not currently assessable since the Company is seeking business opportunities but has not entered into any arrangement or agreement. Therefore, the amount of working capital cannot be determined, if any, at this time.

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

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2008, is $77,500. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

Subsequent to the period covered by this report, the Company received an additional $40,000 in advances from a related party to pay for auditing fees.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Overall Results of Operations
The historical financial information about the Company upon which to base an evaluation of our performance has been interrupted by a number of failed business ventures. Accordingly, comparisons with prior periods are not meaningful. As described in Note 3(b) to the Consolidated Financial Statements presentation of certain prior period amounts have been reclassified to segregate discontinued operations from continuing operations so that both years are comparative.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Revenues
The Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business.

Expenses
General and administrative expenses representing the bulk of our net operating results decreased approximately 37% from $207,118 to $129,544 in 2008. During the year ended December 31, 2007, the Company also incurred expenses related to a legal claim of $25,000 as well as losses of $251,940 associated with discontinued operations the details of which are described in Note 7 to the Consolidated Financial Statements and elsewhere in this report.

During 2008, we issued 2,500,000 shares of common stock to eliminate recorded expenses of $175,000 at December 31, 2007 and 3,000,000 shares to eliminate $200,000 of recorded expenses for the year ended December 31, 2008. During the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses are anticipated to be incurred for continued legal proceedings and active pursuit of a new business venture.

Net Income/Loss
For the year ended December 31, 2008, we had a net loss from operations of $754,493 or $0.04 net loss per share which was an increase of $522,375 in net loss from our net loss of $232,118 or a $0.03 net loss per share for the year ended December 31, 2007. The increase is due to an impairment loss on our investment in Armistice of $624,939 in addition to $129,554 in general and administrative expenses. The Net loss of $484,058 recorded for the year ended December 31, 2007 included loss from discontinued operations of $251,940 incurred during the fourth quarter in the fiscal year 2007 resulting from the discontinuation and subsequent rescission of 501 Canada Inc. and Excel Empire Limited which were reported as discontinued operations.

Assets and Liabilities

Assets
At December 31, 2008 we had no cash and our total assets were $203,973 compared to no cash and total assets of $996,393 at December 31, 2007.

Liabilities
Our current liabilities at December 31, 2008 were $102,622 versus $158,621 in 2007. These liabilities are primarily accounts payable and advances from related parties.

The decrease is a result of stock based payments made to independent contractors to reduce accounts payable as described elsewhere in this report.

Results of discontinued operations
As described elsewhere in this report the Company discontinued the operations of our wholly owned subsidiary EGAC, and abandoned the venture to acquire Excel Empire Limited.

As a result of the work involved in resolving the terms of the Excel Agreement as well as settling legal proceedings against the company in 2007, the company incurred significant losses due to discontinued operations. Specifically, during the period January 1, 2007 to December 31, 2007 in connection with the discontinuance of the Excel Empire venture, we incurred losses of $251,940 an explanation of which is provided in detail in Note 7 to the Consolidated Financial Statements. In addition the Company had $180,888 in cash used in operating activities of discontinued operations.

Liquidity and capital resources

The Company had no cash balance at December 31, 2008 or 2007. The notes to our consolidated financial statements as of December 31, 2008, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $4,766,625. As of December 31, 2008, we had $102,622 in current liabilities, when this is offset against our current assets of $20,000 we are left with a working capital deficit of $82,622 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

We have not generated revenues from operations, consequently, we have been dependent upon cash advances from related or other parties and private investors as well as the issuance of our common stock to fund our cash requirements. Specifically, we issued 5,878,900 shares and 3,000,000 shares of common stock for debt due to a number of independent contractors on December 31, 2007 and December 31, 2008 respectively. The contractors submitted invoices for time and out of pocket expenses.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2008.

CASH FLOWS

Prior period amounts have been reclassified to segregate cash flows from discontinued operations versus cash flows from continuing operations.

Net Cash Used In Operating Activities
Our net cash used in operating activities was $20,000 during the year ended December 31, 2008 versus $353,528 in 2007. The company took an impairment loss of $624,939 in our investment in Armistice while accounts payable decreased by $75,999 and prepaid assets increased by $17,652, non-cash adjustments included an in-kind contribution of $2,058, stock based payments of $200,000 while our net loss arises primarily from business administration, consulting and professional fees.

Net Cash Used In Investing Activities
There were no investing activities in 2008 or 2007.

Net Cash Provided By Financing Activities
Our financing activities in 2008 were limited to an advance from a related party of $20,000 versus $25,000 during the year ended December 31, 2007.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 8 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2008 and 2007. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

See Note 11 of Notes to Consolidated Financial Statements for a detailed explanation of our contingencies. We had no long-term commitments at December 31, 2008.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2008.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations primarily through cash injections from related and other parties.

IMPACT OF INFLATION

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

FOREIGN EXCHANGE

Other than for revenues from dividends if earned from assets owned by IMM in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. For additional details see also Note 3(k) of Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3(o) "Recently Accounting Pronouncements" of Notes to Consolidated Financial Statements.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)

                     CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2008 and 2007

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

Notes to Consolidated Financial Statements                            F-7 - F-16




                                    - F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp.

We have audited the accompanying consolidated balance sheets of Empire Global Corp, formerly Tradestream Global Corp. ("the Company"), and subsidiary as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, New York
December 4, 2009

                                    - F2 -



                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets

                                                      Years ended December 31,
                                                           2008           2007
                                                   ------------   ------------
                                                            US$            US$

          ASSETS

Current Assets
  Pre-paid and sundry assets                             20,000          2,348
                                                   ------------   ------------

Total Current Assets                                     20,000          2,348

  Property and equipment, net                             4,581          5,729
  Investment in Armistice Resources Corp., net of
  of impairment                                         177,985        986,589
  Organization Cost                                       1,406          1,727
                                                   ------------   ------------

                                                        203,973        996,393
                                                   ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities              25,122        101,121
   Advances from related parties                         77,500         57,500
                                                   ------------   ------------

Total Current Liabilities                               102,622        158,621

Commitments and Contingencies                                 -              -

Stockholders' Equity
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding           -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 (2008) and 15,675,800 (2007)              1,868          1,568
  Additional - paid in capital                        4,902,455      4,700,696
  Accumulated other comprehensive income                (36,347)       147,640
  Deficit                                            (4,766,625)    (4,012,132)
                                                   ------------   ------------
Total Stockholders' Equity                              101,351        837,772
                                                   ------------   ------------

                                                        203,973        996,393
                                                   ============   ============

                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss

                                                      Years ended December 31,
                                                           2008           2007
                                                   ------------   ------------
                                                            US$            US$

Revenue                                                       -              -

General and administrative expenses                     129,554        207,118
                                                   ------------   ------------

Other expense
  Legal Claim Settlement Costs                                -         25,000
                                                   ------------   ------------

Loss from continuing operations before other
 income(loss) and income taxes                         (129,554)      (232,118)

Other Income/(Loss)(continuing operation)
  Impairment of investment in Armistice Resources
  Corp.                                                (624,939)             -
                                                   ------------   ------------
Loss before income taxes                               (754,493)      (232,118)

Income taxes                                                  -              -
                                                   ------------   ------------
Loss from continuing operations                        (754,493)      (232,118)

General and Administrative expenses of
  discontinued operations                                     -       (251,940)
                                                   ------------   ------------
Loss from discontinued operations                             -       (251,940)
                                                   ------------   ------------
Net Loss                                               (754,493)      (484,058)

Other Comprehensive Income(loss)

Foreign currency translation adjustment                (183,987)       147,640
                                                   ------------   ------------

Comprehensive Loss                                     (938,480)      (336,418)
                                                   ============   ============

Loss per common share - basic and fully diluted
  - continuing operations                                 (0.04)         (0.03)
  - discontinued operations                                   -          (0.03)
Total loss per common share - basic and fully diluted     (0.01)         (0.05)
                                                   ============   ============
Basic and fully diluted weighted average number of
  shares outstanding                                 17,643,011      9,261,486


                See notes to consolidated financial statements

                                    - F4 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Changes in Stockholders' Equity



                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------
                                    <c>     US$   <c>     US$   <c>     US$   <c>       US$   <c>     US$   <c>       US$

Balance at January 1, 2007            9,796,900           980     4,119,216               -    (3,528,074)        592,122


Foreign currency
 translation adjustment                                     -             -         147,640             -         147,640
Shares issued for debt                3,378,900           338       405,130               -             -         405,468
Shares issued for debt                2,500,000           250       174,750               -             -         175,000
In-kind contribution                                        -         1,600               -             -           1,600
Net loss                                                    -             -               -      (484,058)       (484,058)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2007                    15,675,800         1,568     4,700,696         147,640    (4,012,132)        837,772


Foreign currency
 translation adjustment                                     -             -        (183,987)            -        (183,987)
Shares issued for debt                3,000,000           300       199,700               -             -         200,000
In-kind contribution                                        -         2,059               -             -           2,059
Net loss                                                    -             -               -      (754,493)       (754,493)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2008                    18,675,800         1,868     4,902,455         (36,347)   (4,766,625)        101,351
                                    =====================================================================================


                See notes to consolidated financial statements

                                    - F5 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows

                                                      Years ended December 31,
                                                           2008           2007
                                                   ------------   ------------
                                                            US$            US$

Cash Flows from Operating Activities
   Net loss                                            (754,493)      (484,058)
Adjustments to reconcile net loss to
       net cash used in operating activities
   Depreciation and amortization                          1,149          1,434
   In-kind contribution                                   2,058          1,600
   Loss on discontinued operations                            -        251,940
   Impairment loss                                      624,939              -

Changes in operating assets and liabilities
   Accounts payable and accrued liabilities             124,000       (223,529)
   Prepaid and sundry assets                            (17,653)        99,085
                                                   ------------   ------------

Net cash used in continuing operating activities        (20,000)      (353,528)
                                                   ------------   ------------
Cash Flow from Discontinued Operations                        -        180,888
                                                   ------------   ------------

Cash Flows from Financing Activities
   Advances from related parties                         20,000         25,000
                                                   ------------   ------------
Net cash provided by financing activities                20,000         25,000
                                                   ------------   ------------

Effect of foreign exchange fluctuation in cash                -        147,640

Net increase/(decrease) in cash and cash equivalents          -              -

Cash and cash equivalents - beginning of year                 -              -
                                                   ------------   ------------
Cash and cash equivalents - end of year                       -              -
                                                   ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                 -              -
                                                   ============   ============
Income taxes paid                                             -              -
                                                   ============   ============

Supplemental items not affecting cash:

   Common Stock issued for debt                         200,000        580,468
                                                   ------------   ------------


                See notes to consolidated financial statements

                                    - F6 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
               Notes to Consolidated Financial Statements


1. Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. In 2005, the Company changed its name to Vianet Technologies Group Ltd. and subsequently to Tradestream Global Corp. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp. The Company's principal executive offices are headquartered in Toronto, Canada.

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre-reverse stock splits) shares of the Company paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. As a result, the Company has an interest in Armistice Resources Corp. and is actively seeking new business opportunities.

2. Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred losses amounting to $4,766,625 since inception. We have no cash and we anticipate cash outflows of $207,122 during the year ended December 31, 2009. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

                                    - F7 -

3. Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

These consolidated financial statements include the accounts of the Company, IMM Investments Inc. a wholly owned subsidiary, and Montebello Developments Corp., an inactive wholly owned subsidiary.

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

e) Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided annually as follows:

     Equipment          20%          Declining Balance

                                    - F8 -

f) Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2008 and 2007, no impairment losses related to these items have been identified.

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


                                    - F9 -

i) Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

j) Stock Based Payments

The Company accounts for Stock Based Payments in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company has no outstanding options or warrants at December 31, 2008.

k) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The functional and reporting currency of the Company is the U.S. dollar ("US$"), while the functional and reporting currency for IMM Investments Inc., a wholly-owned Canadian subsidiary, is the Canadian dollar. Although IMM has no operations, it owns shares of Armistice Resources Corp. a Canadian mining company. The purchase price and shares of Armistice are valued in Canadian dollars. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

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

                                    - F10 -

m) Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2008 and 2007, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

p) Investment in Armistice Resources Corp.

The investment in Armistice Resources Corp. consists of 5,000,000 shares of that Company and was stated at cost at December 31, 2006. These shares are currently in escrow and accordingly are considered neither trading nor available for sale. The terms of escrow contain an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 11 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation);
(b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the respondents will participate in future financings of the Corporation until the Commission has completed its investigation; and
(e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

As explained in Note 4 below due to risks inherent with the terms of the aforementioned escrow the company believes that our ability to realize these assets are impaired.

                                    - F11 -

4. Impairment of Investment in Armistice Resources Corp.

The Company tests its investment in Armistice for recoverability
(FASB ASC 360-10-35-21, formerly SFAS 144, par. 8) if events or changes in, circumstances, such as the following, indicate that its carrying amount may not be fully recoverable:

 a. Significant decrease in the asset's market price
 b. Significant adverse change in the asset's use or in its physical condition
 c. Significant adverse changes in legal factors or business climate, including an adverse action or assessment by a regulator
 d. Costs to acquire or construct an asset that significantly exceed original expectations
 e. Current-period operations or cash flow loss combined with a history of operations or cash flow losses or a projection or forecast showing continuing losses associated with an asset
 f. A current expectation that it is more likely than not (greater than 50 percent likelihood) that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life.

On July 9, 2004, the Company acquired IMM Investment Inc. an Ontario Corporation that owns 5,000,000 shares of Armistice Resources Corp. The carrying amount of IMM was based on the purchase price of $630,000 paid in stock of the Company in exchange for the net assets of IMM of $1,479,173 which included the fair value of the investment in Armistice and organization costs less liabilities resulting in negative goodwill of $849,173. The purchase price of the shares of Armistice was $0.40 Canadian per share.

Through December 31, 2008, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). On December 31, 2008 shares in Armistice had a quoted market value of $0.21 Canadian per share.

During the fourth quarter of 2008, we determined that due to the terms of escrow agreement described in 3(p) and the estimated legal costs to recover the shares of Armistice as well as selling costs, it is more likely than not that the assets of IMM would be disposed of significantly before its previously estimated useful life. As a result, at December 31, 2008 the Company performed an impairment test and determined that an impairment of the value of our investment in Armistice is reasonable as follows:

Fair value of Armistice determined at the quoted market price of Armistice in Canadian dollars on the Toronto Stock Exchange:

  Market value of Armistice at purchase
       (5,00,000 shares at CDN $0.40/sh):                $ 1,486,989
  Market value of Armistice on December 31, 2008
       (5,000,000 shares at CDN $0.06/sh):               $   203,050

  Decrease in fair value of Armistice since purchase:   ($ 1,283,495)


                                    Years ended December 31,  Valuation decrease
                                           2008        2007  Other Comprehensive
                                                                          Income
                                    ----------- -----------          -----------

Investment in Armistice at cost        $802,924    $986,589             $183,665
                                      ---------   ---------            ---------
Decrease in value of Armistice at cost                                  $183,665
                                                                       ---------
Impairment of Armistice                $624,939
                                      ---------

Investment in Armistice net
  of impairment                        $177,985
                                      =========

Other comprehensive loss also included $322 from other sources.


                                    - F12 -

5. Equipment

Equipment at December 31, 2008 and 2007 consists of the following:

                                                              2008         2007
                                                        ----------   ----------
Telephone system                                        $   11,192   $   11,192
Less accumulated depreciation                                6,611        5,463
                                                        ----------   ----------
                                                        $    4,581   $    5,729
                                                        ==========   ==========


6. Advances from Related Party

Advances due from related parties are non-interest bearing and are due on demand. Advances from related parties as of December 31, 2008 and 2007 are as follows:

                                                              2008         2007
                                                        ----------   ----------
Prosper Consulting                                      $   40,000   $   40,000
Gold Street Capital                                         17,500       17,500
Braydon Capital Corp.                                       20,000            -
                                                        ----------   ----------
Total Advances from Related Parties:                    $   77,500   $   57,500
                                                        ==========   ==========

7. Expenses of discontinued operations

During the fourth quarter of the year ended December 31, 2007, the company incurred expenses for services related to discontinued operations in the year ended December 31, 2006.

Expenses incurred as a result of discontinued operations were recorded as follows:

                                                         Year ended December 31,
                                                                           2007
                                                                     ----------
Consulting and business development                                     251,940
                                                                     ----------
Net loss from discontinued operations                              $    251,940
                                                                   ============


                                    - F13 -

8. Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

For 2008 the deferred tax of approximately $51,000 compared to $81,000 for 2007, (35% of net loss from operations excluding impairment loss) was offset by a valuation allowance of $51,000 and $81,000 resulting in a net income tax of zero for 2008 and 2007 respectively.

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

At December 31, 2008 the Company had deferred tax assets of approximately $130,000 and $232,000 for 2007 due to net operating loss carryforwards available to reduce future Federal income taxes earned in the United States. A 100% valuation allowance of approximately $37,000 and $66,300 for 2008 and 2007 respectively has been established since management believes it is more likely than not that the deferred tax assets will not be realized.

Federal and state net operating loss (NOL) carryovers available to offset future taxable income, such carryovers expire through December 31, 2028 and December 31, 2018, respectively.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.


                                    - F14 -

9. Reclassifications

Certain items in the prior year have been reclassified to conform to current year presentation.

10. Share based payments and Shareholder Equity

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
                                                           =======

2. On May 5, 2008 at a meeting of the Board of directors, the board resolved to issue 2,500,000 restricted shares of common stock for a value of $175,000 with an effective date of December 31, 2007 to independent contractors in exchange for cancellation of debt owed respectively to each contractor for services rendered to the Company for the period ended December 31, 2007.

   Also, on the same day the board resolved to issue 3,000,000 restricted shares of common stock to pay independant contractors for administrative services and work performed in preparing our financial reports, therefore, the 3,000,000 shares with a value of $200,000 were used to pay independent contractors in exchange for cancellation of debt owed respectively to each contractor for services rendered to the Company for the period ended
   December 31, 2008.

   During 2008, our director of operations provided in-kind contributions of $2,059 to pay for expenses related to general office expenses comprised of the following:

   Transfer agent fees                                     $ 2,059
                                                           =======


                                    - F15 -

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

                                    - F16 -

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

On March 3, 2005 the Company was notified that Beckstead and Watts, LLP (the "Former Auditor") had resigned as the Company's principal independent auditor, effective March 3, 2005 as they would be unable to complete the audit for the fiscal year ended December 31, 2004 in a timely manner. In connection with the audits for the years ended December 31, 2003 and December 31, 2002, and the subsequent interim period prior to the date of resignation, there were no disagreements with the Former Auditor on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Auditor, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years (as discussed in Regulation S-B, Item 304(a)(1)(iv)).

The Company engaged the firm of SF Partnership, LLP (the "SF Group") as its principal independent auditor effective March 4, 2005, to act as its independent auditor for the fiscal year ending December 31, 2004 and December 31, 2005. Subsequent to the period covered by this report the Company was notified that SF Partnership, LLP had resigned as the Company's principal independent auditor, effective February 16, 2007. As a result of unpaid fees due to the auditing services provided to the Company, the SF Group advised the Company that the professional standards and firm policies prevented the SF Group becoming a creditor to the Company to the extent that objectivity may appear to be impaired. In connection with the audits for the years ended December 31, 2004 and December 31, 2005, and the subsequent interim period prior to the date of resignation, there were no disagreements with the SF Group on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the SF Group, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years (as discussed in Regulation S-B, Item 304(a)(1)(iv)).

The Company engaged the firm of Bernstein and Pinchuk, LLP (the "New Auditor") as its principal independent auditor effective December 10, 2008, to act as its independent auditor for the fiscal years ending December 31, 2006, 2007 and 2008. During the two most recent fiscal years and the interim period preceding the appointment of the New Auditor, the Company had not consulted the New Auditor regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting of financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-B, Item 304(a)(1)(iv)). There were no disputes regarding any accounting or auditing matters with the predecessor accountants.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

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

Conclusions
Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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


PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2008, Empire had three directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.
On August 24, 2009 Ken Chu resigned as our Chief Executive Officer and director. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

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

SUMMARY COMPENSATION TABLE

-
                                                          Restricted   Securities
Name and                                                       Stock   Underlying         LTIP      All Other         Total
principal                         Salary        Bonus       Award(s)      Options      Payouts   Compensation  Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)           ($)           ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------
Ken Chu,
CEO, Director           2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

Vic Dominelli,
CFO, Chairman           2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0
Orlando Silvestri,
CEO                     2005           0            0              0             0            0            0              0


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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2008 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 648 Finch Ave., East, Suite 2, Toronto, Ontario M2K 2E6.

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Billion Charm Group                   4,568,700      24.5%
144-Restricted     Shareholder

Common             Prosper Consulting Corp.              3,559,200      19.1%
144-Restricted     Shareholder

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2008.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Ken Chu, CEO and Director             4,568,700      24.5%
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Vic Dominelli, CFO, Chairman and        343,000       1.8%
                   Director
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Sam Merchant                                  0         0%
144-Restricted

Common             Total shares owned by officers        4,911,700      25.3%
Free Trading       and directors of the Company as
                   a group. All directors and
                   executive officers (3 persons)

CHANGES IN CONTROL
Empire is not aware of any plan or arrangement that may result in a change of control of the Company.

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

Transactions with Related Persons
Except for the aforementioned relationship of Ken Chu with respect to the contemplated Excel Plan as amended, during the period covered by this report, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant that exceeded the lesser of
(1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

At December 31, 2006, Empire owed Billion Charm Group a company controlled by our former Chief Executive Officer, Ken Chu, $68,707, in 2007 Billion Charm Group billed the Company an additional $103,060. On November 5, 2007, the Company issued 1,431,400 shares for the elimination of debt owed to Billion Charm Group.

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

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2008 and 2007.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2008 and 2007 other than those previously disclosed.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2008 and 2007.

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

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                 Date: December 4, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Vic Dominelli                                 Date: December 4, 2009.
Vic Dominelli
Chairman of the Board
Acting Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)