Form 10-Q
period 2009-03-31
EMPIRE GLOBAL CORP.
filed 2009-12-14
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2009

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

There were 18,675,800 shares of Common Stock outstanding as of March 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-12
Item 2.  Management's Discussion and Analysis or Plan of Operation           15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19
Item 4.  Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20
Item 1A. Risk Factors                                                        21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits                                                            21

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


             INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTH PERIODS ENDED
                          MARCH 31, 2009 and 2008




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 12


































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets


                                                          March 31, December 31,
                                                              2009         2008
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
   ASSETS

Current Assets
  Pre-paid and sundry assets                                     -       20,000
                                                           -------      -------

Total Current Assets                                             -       20,000

  Property and equipment, net                                4,351        4,581
  Investment in Armistice Resources Corp, net of
    impairment                                             171,872      177,985
  Organization Cost                                          1,357        1,406
                                                           -------      -------

                                                           177,580      203,973
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                  51,709       25,122
  Advances from related party                               87,500       77,500
                                                           -------      -------

Total Current Liabilities                                  139,209      102,622

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued and outstanding.     -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  18,675,800 for both periods                                1,868        1,868
Additional - paid in capital                             4,902,455    4,902,455
Accumulated other comprehensive loss                       (42,510)     (36,347)
Deficit                                                 (4,823,442)  (4,766,625)
                                                           -------      -------

Total Stockholders' Equity                                  38,371      101,351
                                                           -------      -------

                                                           177,580      203,973
                                                           =======      =======







                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss
                              (Unaudited)

                                                          March 31,    March 31,
                                                              2009         2008
                                                               US$          US$
                                                         ---------  -----------

Revenue                                                          -            -
                                                         ---------  -----------
General and administrative expenses                         56,817       28,858

Operating loss                                             (56,817)     (28,858)
                                                         ---------  -----------

Loss from operations before income taxes                   (56,817)     (28,858)
Income taxes                                                     -            -
                                                         ---------  -----------

Net Loss                                                   (56,817)     (28,858)
                                                         =========  ===========

Foreign currency translation adjustment                     (6,162)     (33,897)
                                                         ---------  -----------

Comprehensive Loss                                         (62,979)     (62,755)
                                                         =========  ===========

Basic and fully diluted loss per share                      (0.001)      (0.001)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   15,675,800
                                                        ==========  ===========





















                See notes to consolidated financial statements


                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                          Three months March 31,
                                                              2009         2008
                                                               US$          US$
                                                           -------     --------

Cash Flows - Operating Activities
  Net loss                                                 (56,817)     (28,858)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                230          287
  Accounts payable and accrued expenses                     26,587       26,223
  Prepaid expenses                                          20,000            -
  Amortization of prepaid expenses                               -        2,348
                                                           -------     --------

Net cash used in operating activities                      (10,000)           -
                                                           -------     --------

Cash Flows - Financing Activities

Advance from related party                                  10,000            -
                                                           -------     --------

Net cash provided by financing activities                   10,000            -
                                                           -------     --------

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest paid                                                    -            -
                                                           =======     ========
Income taxes paid                                                -            -
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

During the quarter ended March 31, 2009, we had a loss of $56,817. The Company has incurred losses amounting to $4,823,442 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on December 8, 2009 for the fiscal year ended December 31, 2008. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policies since December 31, 2008. The results from operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2008. The functional currency used by the Company is the US dollar.

                                    - F5 -

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2008 and March 31, 2009, no impairment losses have been identified.

                                    - F6 -

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

j)  Foreign Currency Translation

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

k)  Comprehensive Income

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

                                    - F7 -

m)  Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This staff position amends FASB Statement ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the Company does not expect the adoption of this FSP to have an impact on the Company's results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which amends SFAS No. 157, "Fair Value Measurements", to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company's results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. This FSP will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company's results of operations, financial position or cash flows.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies" ("FSP FAS 141(R)-1"), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R), "Business Combinations". Under FSP FAS 141(R)-1, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. FSP FAS 141(R)-1 is effective for the Company for business combinations finalized after January 1, 2009.

                                   - F8 -

n)  Investment in Armistice Resources Corp.

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

Through March 31, 2009, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was a decrease of $6,162 for the three month period ended March 31, 2009 and is reflected in the cost value of our investment in Armistice on March 31, 2009.On March 31, 2009 shares in Armistice had a quoted market value of $0.20 Canadian per share.

As explained in Note 4 below due to risks inherent with the terms of the aforementioned escrow the company believes that our ability to realize these assets are impaired.

























                                    - F9 -

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

During the fourth quarter of 2008, we determined that due to the terms of escrow agreement described in 3(n) and the estimated legal costs to recover the shares of Armistice as well as selling costs, it is more likely than not that the assets of IMM would be disposed of significantly before its previously estimated useful life. As a result, at December 31, 2008 the Company performed an impairment test and determined that an impairment of the value of our investment in Armistice is reasonable as follows:

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
                                      =========

Other comprehensive loss for the year ended December 31, 2008 also included $322 from other sources.

                                    - F10 -

5.  Equipment

Equipment of operations at March 31, 2009 consists of the following:

  Telephone system                                                    $  11,191
  Less accumulated depreciation                                           6,840
                                                                      ---------
                                                                      $   4,351
                                                                      =========

6.  Advances from Related Party

Advances due from related parties for operations are non-interest bearing and are due on demand. Advances from related parties as of March 31, 2009 are as follows:

  Prosper consulting                                                  $  40,000
  Gold Street Capital                                                    17,500
  Braydon Capital Corp.                                                  30,000
                                                                      ---------
Total Advances from Related Parties:                                  $  87,500
                                                                      =========

7.  Share based payments and Shareholder Equity

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











                                    - F11 -

8.  Commitments and Contingencies

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

   The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and will continue in January, 2010.

9.  Subsequent Events

The Company has evaluated subsequent events through December 11, 2009, the filing date of this quarterly report on form 10-Q for the period ended June 30, 2009 and has disclosed such item herein. Subsequent to the period covered by this report, the Company received an additional $31,000 in advances from a related party to pay for auditing fees.

                                    - F12 -

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2008). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2008. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

During the three months ended March 31, 2009, we had no income.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4,823,442 to March 31, 2009 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 3 to our consolidated financial statements are included in the annual report for the year ended December 31, 2008 and a summary of critical accounting policies and recent accounting pronouncements is included in Note 1 of this form 10-Q.

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

Related-Party Transactions

Included in the $139,209 of current liabilities at March 31, 2009 is $87,500 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

Subsequent to the period covered by this report, the Company received an additional $31,000 in advances from a related party to pay for auditing fees.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues

We had no revenue during the three months ended March 31, 2009 and the three months ended March 31, 2008 from our operations.

Operating Expenses

Our operating expenses increased by $27,959 or 97%, from $28,858 for three months ended March 31, 2008 to $56,817 for the three months ended March 31, 2009. This increase was largely a result of the costs associated with preparation of our financial reports and auditing fees.

We expect our operating costs to be approximately $207,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2009 or on December 31, 2008. The notes to our unaudited consolidated financial statements as of March 31, 2009, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $4,823,442. As of March 31, 2009, we had $139,209 in current liabilities and no current assets, as such we are left with a working capital deficit of $139,209 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2009.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2009 was $10,000 compared to no cash used for the period ended March 31, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three months ended
March 31, 2009 was $10,000 from an advance from a related party compared to no cash provided for the period ended March 31, 2008.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2009 or March 31, 2008.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2009.

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

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, Director of Operations including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and the identification of material weaknesses in our internal control over financial reporting, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and will continue in January, 2010.

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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: December 11, 2009.
-------------------------
         Vic Dominelli
Chairman of the Board,
Interim Chief Executive Officer and
Principal Financial Officer