Form 10-Q
period 2009-06-30
EMPIRE GLOBAL CORP.
filed 2009-12-14
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2009

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

There were 18,675,800 shares of Common Stock outstanding as of June 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        F-1 - F-13
Item 2.  Management's Discussion and Analysis or Plan of Operation           16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 4.  Controls and Procedures                                             20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21
Item 1A. Risk Factors                                                        22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22
Item 3.  Defaults Upon Senior Securities                                     22
Item 4.  Submission of Matters to a Vote of Security Holders                 22
Item 5.  Other Information                                                   22
Item 6.  Exhibits                                                            22

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


            INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and SIX MONTH PERIODS ENDED
                          JUNE 30, 2009 and 2008




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 13

































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets



                                                           June 30, December 31,
                                                              2009         2008
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
   ASSETS

Current Assets
  Pre-paid and sundry assets                                     -       20,000
                                                           -------      -------

Total Current Assets                                             -       20,000

Property and equipment, net                                  4,122        4,581
  Investment in Armistice Resources Corp, net of
    impairment                                             186,397      177,985
Organization Cost                                            1,472        1,406
                                                           -------      -------

                                                           191,991      203,973
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                  77,938       25,122
  Advances from related party                              108,500       77,500
                                                           -------      -------

Total Current Liabilities                                  186,438      102,622

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued and outstanding.     -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  18,675,800 for both periods                                1,868        1,868
Additional - paid in capital                             4,902,455    4,902,455
Accumulated other comprehensive loss                       (27,870)     (36,347)
Deficit                                                 (4,870,900)  (4,766,625)
                                                           -------      -------

Total Stockholders' Equity                                   5,553      101,351
                                                           -------      -------

                                                           191,991      203,973
                                                           =======      =======





                See notes to consolidated financial statements

                                    - F2 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                     Three months ended June 30,  Six months ended June 30,
                                                              2009         2008          2009         2008
                                                               US$          US$           US$          US$
                                                         ---------  -----------     ---------  -----------

Revenue                                                          -            -             -            -
                                                         ---------  -----------     ---------  -----------
General and administrative expenses                         47,458       27,568       104,275       56,427

Operating loss                                             (47,458)     (27,568)     (104,275)     (56,427)
                                                         ---------  -----------     ---------  -----------

Loss from operations before income taxes                   (47,458)     (27,568)     (104,275)     (56,427)
Income taxes                                                     -            -             -            -
                                                         ---------  -----------     ---------  -----------

Net Loss                                                   (47,458)     (27,568)     (104,275)     (56,427)
                                                         =========  ===========     =========  ===========

Foreign currency translation adjustment                     14,640        6,368         8,478      (27,529)
                                                         ---------  -----------     ---------  -----------

Comprehensive Loss                                         (32,819)     (21,200)      (95,797)     (83,956)
                                                         =========  ===========     =========  ===========

Basic and fully diluted loss per common share               (0.001)      (0.002)       (0.01)       (0.003)
                                                         =========  ===========     =========  ===========
Basic and fully diluted weighted average number of
  shares outstanding                                    18,675,800   17,554,921    18,675,800   16,615,360
                                                        ==========  ===========    ==========  ===========


















                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                             Six months June 30,
                                                              2009         2008
                                                               US$          US$
                                                           -------     --------

Cash Flows - Operating Activities
  Net loss                                                (104,275)     (56,427)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                459          574
  Accounts payable and accrued expenses                     52,816       53,505
  Prepaid expenses                                          20,000            -
  Amortization of prepaid expenses                               -        2,348
                                                           -------     --------

Net cash used in operating activities                      (31,000)           -
                                                           -------     --------

Cash Flows - Financing Activities

Advance from related party                                  31,000            -
                                                           -------     --------

Net cash provided by financing activities                   31,000            -
                                                           -------     --------

Net increase in cash and cash equivalents                        -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended June 30, 2009, we had a loss of $47,458. The Company has incurred losses amounting to $4,870,900 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2008 and June 30, 2009, no impairment losses have been identified.

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

m)  Recent Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP 107-1") amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods, FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. The adoption of FSP 107-1 did not have a material impact on the financial statements.

On April 9, 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which amends SFAS No. 157, "Fair Value Measurements", to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. The adoption of FSP 157-4 did not have a material impact on the financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. This FSP will be effective for interim reporting periods ending after June 15, 2009. The Company adopted
FSP 115-2 and FSP 124-2 in the second quarter of 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on the financial statements.

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

m)  Recent Accounting Pronouncements (cont'd)

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 165, "Subsequent Events", ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 166, "Accounting for Transfer of Financial Assets, an amendment to SFAS
No. 140", ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 167, "Amendments to FASB Interpretation No. 46(R)", ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company will adopt
SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", ("SFAS 168"). SFAS 168 replaces
FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on form 10-K for the fiscal year ended March 31, 2010. This will not have an impact on the consolidated results of the Company.










                                    - F9 -

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

Through June 30, 2009, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $8,478 for the six month period ended June 30, 2009 and is reflected in the cost value of our investment in Armistice on June 30, 2009. On June 30, 2009 shares in that Company had a quoted market value of $0.15 Canadian per share.

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

                                    - F10 -

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
                                      =========

Other comprehensive loss for the year ended December 31, 2008 also included $322 from other sources.

5.  Equipment

Equipment of operations at June 30, 2009 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           7,070
                                                                      ---------
                                                                      $   4,122
                                                                      =========

6.  Advances from Related Party

Advances due from related parties for operations are non-interest bearing and are due on demand. Advances from related parties as of June 30, 2009 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  40,000
  Gold Street Capital (Retainer for SF Group)                            17,500
  Braydon Capital Corp.                                                  51,000
                                                                      ---------
                                                                      $ 108,500
                                                                      =========

                                    - F11 -

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

                                    - F12 -

9.  Subsequent Events

The Company has evaluated subsequent events through December 11, 2009, the filing date of this quarterly report on form 10-Q for the period ended June 30, 2009 and has disclosed such item herein. Subsequent to the period covered by this report, the Company received an additional $20,000 in advances from a related party to pay for auditing fees.



















































                                    - F13 -

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

During the three and six months ended June 30, 2009, we had no revenue.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4,870,900 to June 30, 2009 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $186,438 of current liabilities at June 30, 2009 is $108,500 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

We had no revenue during the three and six months ended June 30, 2009 and 2008 from our operations.

Operating Expenses

Our operating expenses increased to $104,275 for six months ended June 30, 2009 from $56,427 over the same period in the previous year and to $47,458 for the three months ended June 30, 2009 compared to $27,568 over the same period in 2008. This increase was largely a result of the costs associated with preparation of our financial reports and auditing fees.

We expect our operating costs to be approximately $207,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at June 30, 2009 or on December 31, 2008. The notes to our unaudited consolidated financial statements as of June 30, 2009, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and have accumulated a deficit of $4,870,900. As of June 30, 2009, we had $186,438 in current liabilities and no current assets, as such we are left with a working capital deficit of $186,438 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and six months ended June 30, 2009.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three and six months ended June 30, 2009 was $21,000 and $31,000 respectively compared to no cash used during the same periods ended June 30, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three and six months ended June 30, 2009 was $21,000 and $31,000 respectively from advances from a related party compared to no cash provided for the same periods ended June 30, 2008.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and six months ended June 30, 2009 or on June 30, 2008.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2009.

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