Form 10-Q
period 2009-09-30
EMPIRE GLOBAL CORP.
filed 2009-12-14
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2009

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

There were 18,675,800 shares of Common Stock outstanding as of September 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.
                     (FORMERLY TRADESTREAM GLOBAL CORP.)


            INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2009 and 2008




CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Operations and Comprehensive Loss            F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to Consolidated Financial Statements                      F - 5 - F - 13

































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets



                                                      September 30, December 31,
                                                              2009         2008
                                                               US$          US$
                                                         ---------  -----------
                                                        (Unaudited)    (Audited)
   ASSETS

Current Assets
  Pre-paid and sundry assets                                     -       20,000
                                                           -------      -------

Total Current Assets                                             -       20,000

  Property and equipment, net                                3,893        4,581
  Investment in Armistice Resources Corp, net of
    impairment                                             202,483      177,985
  Organization Cost                                          1,599        1,406
                                                           -------      -------

                                                           207,975      203,973
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                 104,168       25,122
  Advances from related party                              128,500       77,500
                                                           -------      -------

Total Current Liabilities                                  232,668      102,622

Commitments and Contingencies                                    -            -

Stockholder's Equity
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued and outstanding.     -            -
Common Stock, $0.0001 par value,80,000,000 shares authorized, shares issued and outstanding,
  18,675,800 for both periods                                1,868        1,868
Additional - paid in capital                             4,902,455    4,902,455
Accumulated other comprehensive loss                       (11,657)     (36,347)
Deficit                                                 (4,917,359)  (4,766,625)
                                                           -------      -------

Total Stockholders' Equity                                 (24,693)     101,351
                                                           -------      -------

                                                           207,975      203,973
                                                           =======      =======





                See notes to consolidated financial statements

                                    - F2 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                 Three months ended September 30,   Nine months ended September 30,
                                                              2009          2008                2009          2008
                                                               US$           US$                 US$           US$
                                                         ---------   -----------           ---------   -----------

Revenue                                                          -             -                   -             -
                                                         ---------   -----------           ---------   -----------
General and administrative expenses                         46,459        26,611             150,734        83,038

Operating loss                                             (46,459)      (26,611)           (150,734)      (83,038)
                                                         ---------   -----------           ---------   -----------

Loss from operations before income taxes                   (46,459)      (26,611)           (150,734)      (83,038)
Income taxes                                                     -             -                   -             -
                                                         ---------   -----------           ---------   -----------

Net Loss                                                   (46,459)      (26,611)           (150,734)      (83,038)
                                                         =========   ===========           =========   ===========

Foreign currency translation adjustment                     16,213       (40,167)             24,691       (67,697)
                                                         ---------   -----------           ---------   -----------

Comprehensive Loss                                         (30,246)      (66,778)           (126,043)     (150,735)
                                                         =========   ===========           =========   ===========

Basic and fully diluted loss per common share               (0.001)       (0.002)              (0.01)       (0.005)
                                                         =========   ===========           =========   ===========
Basic and fully diluted weighted average number of
  shares outstanding                                    18,675,800    18,675,800          18,675,800    17,307,187
                                                        ==========   ===========           =========   ===========



















                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                       Nine months September 30,
                                                              2009         2008
                                                               US$          US$
                                                           -------     --------

Cash Flows - Operating Activities
  Net loss                                                (150,734)     (83,038)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                688          861
  Accounts payable and accrued expenses                     79,046       79,829
  Prepaid expenses                                          20,000            -
  Amortization of prepaid expenses                               -        2,348
                                                           -------     --------

Net cash used in operating activities                      (51,000)           -
                                                           -------     --------
Cash Flows - Financing Activities

Advance from related party                                  51,000            -
                                                           -------     --------

Net cash used in financing activities                       51,000            -
                                                           -------     --------

Net increase in cash and cash equivalents                        -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended September 31, 2009, we had a loss of $46,459. The Company has incurred losses amounting to $4,917,359 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2008 and September 30, 2009, no impairment losses have been identified.

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

m)  Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which established the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about guidance and provide the basis for conclusions to the Codification.

The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in the Quarterly Report on form 10-Q and subsequent reports, but did not have a material impact on the Company's financial position, results of operations, or cash flows.

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820" and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations ("ASC 805" and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation ("ASC 810"), ASC 810-10-65, Transition and Open Effective Date Information ("ASC 810-10-65" and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

                                    - F8 -

m)  Recent Accounting Pronouncements (cont'd)

FASB ASC 815, Derivatives and Hedging ("ASC 815"), ASC 815-10-65, Transition and Open Effective Date Information ("ASC 815-10-65" and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company's derivative and hedging activities.

FASB ASC 350, Intangibles - Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information ("ASC 350-30-65" and formerly referred to as
FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company's financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation - Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information ("ASC 715-20-65" and formerly referred to as
FSP FAS-132(R)-1) provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company's disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information ("ASC 825-10-65" and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company's disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events ("ASC 855" and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement is issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and has been applied prospectively.

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

Through September 30, 2009, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was an increase of $24,691 for the nine month period ended September 30, 2009 and is reflected in the cost value of our investment in Armistice on September 30, 2009. On September 30, 2009 shares in Armistice had a quoted market value of $0.14 Canadian per share.

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
                                      =========

Other comprehensive loss for the year ended December 31, 2008 also included $322 from other sources.

5.  Equipment

Equipment of operations at September 30, 2009 consists of the following:

  Telephone system                                                    $  11,192
  Less accumulated depreciation                                           7,299
                                                                      ---------
                                                                      $   3,893
                                                                      =========

6.  Advances from Related Party

Advances due from related parties are non-interest bearing and are due on demand. Advances from related parties as of September 30, 2009 are as follows:

  Prosper consulting (Retainer for Chan action)                       $  40,000
  Gold Street Capital (Retainer for SF Group)                            17,500
  Braydon Capital Corp.                                                  71,000
                                                                      ---------
                                                                      $ 128,500
                                                                      =========

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

Also, on the same day the board resolved to issue 3,000,000 restricted shares of common stock to pay independent contractors for administrative services and work performed in preparing our financial reports, therefore, the 3,000,000 shares with a value of $200,000 were used to pay independent contractors in exchange for cancellation of debt owed respectively to each contractor for services rendered to the Company for the period ended December 31, 2008.

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


                                    - F12 -

9.  Subsequent Events

The Company has evaluated subsequent events through December 11, 2009, the filing date of this quarterly report on form 10-Q for the period ended September 30, 2009 and there have been no subsequent events that warrant disclosure by the Company.





















































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

During the three and nine months ended September 30, 2009, we had no revenue.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4,917,359 to September 30, 2009 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $232,668 of current liabilities at September 30, 2009 is $128,500 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

We had no revenue during the three and nine months ended September 30, 2009 and 2008 from our operations.

Operating Expenses

Our operating expenses increased to $150,734 for nine months ended September 30, 2009 from $83,038 over the same period in the previous year and to $46,459 for the three month period ended September 30, 2009 from $26,611 over the same period in the 2008. This increase was largely a result of the costs associated with preparation of our financial reports and auditing fees.

We expect our operating costs to be approximately $207,000 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at September 30, 2009 or on December 31, 2008. The notes to our unaudited consolidated financial statements as of September 30, 2009, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and have accumulated a deficit of $4,917,359. As of September 30, 2009, we had $232,668 in current liabilities and no current assets, as such we are left with a working capital deficit of approximately $232,668 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and nine months ended September 30, 2009.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three and nine months ended September 30, 2009 was $20,000 and $51,000 respectively compared to no cash used during the same periods ended September 30, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three and nine months ended September 30, 2009 was $20,000 and $51,000 respectively from advances from a related party compared to no cash provided during the same periods ended September 30, 2008.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and nine months ended September 30, 2009 or September 30, 2008.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2009.

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