Form 10-K
period 2009-12-31
EMPIRE GLOBAL CORP.
filed 2010-04-09
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2009.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the close on December 31, 2009 is 18,675,800 shares with an aggregate market value of $373,516 based on the average closing bid and asked prices for the Common Stock on January 4, 2010 of $0.02 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................4
ITEM 2.  DESCRIPTION OF PROPERTY...............................................7
ITEM 3.  LEGAL PROCEEDINGS.....................................................7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  SELECTED FINANCIAL DATA..............................................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........21
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................22
                            (Financial Statements - pages numbered as F1 to F16)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................38
ITEM 9A. CONTROLS AND PROCEDURES..............................................38
ITEM 9B. OTHER INFORMATION....................................................41

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........41
ITEM 11. EXECUTIVE COMPENSATION...............................................45
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................46
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................47
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................48
ITEM 15. EXHIBITS.............................................................48

SIGNATURES....................................................................49

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

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Empire. IMM owns 5 million (20 million pre-reverse split) shares of Armistice Resources Corp. a Canadian exploration company developing a gold mining interest in Northern Ontario. Subsequent to the period covered by this report the Company disposed of IMM.

On February 16, 2005, the Company acquired 100% of the stock of Montebello Developments Corp., an Ontario corporation ("Montebello"), thus making Montebello a wholly owned subsidiary of Empire. Through Montebello, the Company entered into an agreement to jointly develop Pueblomex a new villa resort near Huatulco, Mexico. This opportunity was abandoned.

Between February 2005 and December 31, 2009 the Company explored a number of business opportunities, none of which developed into a viable business. In September 2005, the Company entered into agreements to acquire 501 Canada Inc.
(501) an Ontario Corporation and Excel Empire Limited (Excel) a BVI Corporation. Subsequent to entering into the agreements with 501 and Excel management determined that the assets owned by 501 and Excel were significantly devalued and therefore it was not in the best interests of our shareholders to pursue the plan to acquire 501 or Excel. As a result the agreements were terminated.

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

As of December 31, 2009, the Company did not have interests in any properties. The Company intends to prudently develop on a speculative basis as opportunities warrant and will seek to expand its operations into new markets in addition to its primary target markets. When considering entry into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

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

TARGET SELECTION

Any acquisitions that we undertake could be difficult to integrate, be disruptive and dilute shareholder value.

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

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2009 the Company has no current business operations and is a holding company with a view to acquire undervalued small-to-medium size development stage companies or in the alternative, take direct ownership in revenue producing businesses. The Company has not entered into any new business arrangements.

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

SOURCES AND AVAILABILITY OF SUPPLIES

The Company has taken a broad view to delineate opportunities in international markets where the supply of target properties and businesses are abundant. For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous. During the period covered by this report we did not retain legal counsel, and our Independent Registered Public Accounting Firm is Bernstein & Pinchuk LLP.

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

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2009.

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

Note: Mining Operations

Although Empire does not engage in mining operations, our wholly owned subsidiary IMM has made an investment in Armistice Resources Corp. which does. However, our investment in Armistice does not deem us a controlling entity. Armistice Resources Corp. is a reporting Canadian company and information about its business can be found on the System for Electronic Document Analysis and Retrieval (SEDAR) developed in Canada for the Canadian Securities Administrators (www.sedar.com). As described elsewhere in this report, subsequent to the period covered by this report the Company disposed of IMM Investments Inc.

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

The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 18, 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and continued in January, 2010.

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

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

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

2008                                                     BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.07         $  0.070
April 1 - June 30                                   0.07            0.070
July 1 - September 30                               0.06            0.060
October 1 - December 31                             0.07            0.070

2009
PERIOD
January 1 - March 31                             $  0.07         $  0.06
April 1 - June 30                                   0.14            0.06
July 1 - September 30                               0.06            0.025
October 1 - December 31                             0.025           0.02

SHAREHOLDERS

As of December 31, 2009, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

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

DESCRIPTION OF SECURITIES

As of December 31, 2009, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding and at least 17,969,300 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. These are restricted because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's discussion and analysis


FORWARD-LOOKING STATEMENTS

This management discussion and analysis of financial condition and results of operations ("MD&A") on form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this MD&A on form 10-K are forward-looking. We use words such as anticipate, believe, expect, future, intend, plan, aim, project, estimate, will, should, could and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to acquire a target business and raise sufficient working capital and the impact of foreign exchange fluctuations, changes in global economic conditions and consumer spending. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the outcome of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations describes some, but not all, of the possible risk factors whether known or unknown to management on the date of this filing.

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

On July 9, 2004 we acquired 100% of the shares of IMM Investments Inc. ("IMM"), an Ontario Corporation. IMM owns 5 million shares of common stock of Armistice Resources Corp. Warrants to purchase an additional 5 million shares expired in August 2008. Armistice shares trade on the Toronto Stock Exchange under the symbol AZ. The 5 million common shares and the expired 5 million common share warrants of Armistice owned by IMM are currently held in escrow as a result of certain legal proceedings related to events involving our former management as described elsewhere in this report. As described in Note 10 "Subsequent Events", the Company disposed of IMM subsequent to December 31, 2009.

PLAN OF OPERATION

At December 31, 2009 we had no cash and $211,570 in assets and 259,069 in current liabilities. Our cash flow requirement for the twelve-month period from January 2010 to December 2010 is estimated to be $311,121. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                            Amount (USD)
                                                      ------------

General and administrative expenses:
Consulting and Wages                                  $     50,000
Accounting                                                  80,000
Legal                                                       50,000
Office and General                                           2,000
                                                      ------------
Total General and Administrative                      $    182,000

Accounts payable due                                       129,121
                                                      ============
Total                                                      311,121
                                                      ============

Empire Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $182,000 is based on the actual expenses incurred during the two most recent years. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent years.

Empire Consolidated Current Accruals Due:
On May 5, 2008 the Company issued 3,000,000 shares to pay $200,000 of the accounts payable due at December 31, 2008. The balance of the current accounts payable at December 31, 2009 due to various parties for services rendered was approximately $129,121. Terms on these accruals vary but they are all currently due on demand. Subsequent to the period covered by this report, as a result of the sale of IMM Investments Inc. described in Note 10 "Subsequent Events" the Company disposed of $71,500 of accruals due on December 31, 2009.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2009 of $259,069. Additional working capital is not currently assessable since the Company is seeking business opportunities but has not entered into any arrangement or agreement. Therefore, the amount of working capital cannot be determined, if any, at this time.

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

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2009, is $129,948. The amounts due to related parties are due on demand, bear no interest, have no fixed terms of repayment and are not secured. Subsequent to the period covered by this report, a related party demanded payment of amounts due to them, and as a result the Company agreed to sell IMM Investments Inc. in exchange for the elimination of debts due to related parties in addition to $75,000 of accruals due at December 31, 2009.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Overall Results of Operations
The historical financial information about the Company upon which to base an evaluation of our performance has been interrupted by a number of failed business ventures. Accordingly, comparisons with prior periods are generally not meaningful. As described in Note 3(b) to the Consolidated Financial Statements presentation of certain prior period amounts have been reclassified to segregate assets disposed of subsequent to the balance sheet.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Revenues
The Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business.

Expenses
General and administrative expenses representing the bulk of our net operating results decreased approximately 73% from $129,544 in 2008 to $34,865 in 2009. The decrease was a result of the reclassification of fees incurred to complete and file our outstanding regulatory reports to discontinued operations.

During 2008, we issued 3,000,000 shares to eliminate $200,000 of recorded expenses for the year ended December 31, 2008 while in 2009 we financed our capital needs with advances from a related party. In the subsequent twelve month period our operating costs are expected to remain the same as in 2009 due to the limited scope of work and expenses are anticipated to be incurred for continued legal proceedings and actively pursuing a new business venture.

Net Income/Loss
For the year ended December 31, 2009, we had a net loss from operations of $177,365 or $0.01 net loss per share which was a decrease of $577,128 in net loss from our net loss of $754,493 or $0.04 net loss per share for the year ended December 31, 2008. During 2008 our losses included $129,554 in general and administrative expenses as well an impairment loss on our investment in Armistice of $624,939.

Assets and Liabilities

Assets
At December 31, 2009 we had no cash and our total assets were $211,570 compared to no cash and total assets of $203,973 at December 31, 2008.

Liabilities
Our current liabilities at December 31, 2009 were $259,069 versus $102,622 in 2008. The increase is a result of advances from a related party for payment of audit fees as described elsewhere in this report.

Liquidity and capital resources

The Company had no cash balance at December 31, 2009 or 2008. The notes to our consolidated financial statements as of December 31, 2009, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $4,943,990. As of December 31, 2009, we had $259,069 in current liabilities, when this is offset against our current assets we are left with a working capital deficit of $259,069 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

We have not generated revenues from operations, consequently, we have been dependent upon cash advances from related or other parties and private investors as well as the issuance of our common stock to fund our cash requirements. Specifically, during 2008 we issued 3,000,000 shares of common stock for debt due to a number of independent contractors on December 31, 2008. The contractors submitted invoices for time and out of pocket expenses.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2009.

CASH FLOWS

Net Cash Used In Operating Activities
Our net cash used in operating activities decreased to $29,965 during the year ended December 31, 2009 versus $0 in 2008. The decrease was primarily due to a decrease in accounts payable resulting from reclassification of assets to discontinued operations.

Net Cash Used In Investing Activities
There were no investing activities in 2009 or 2008.

Net Cash Provided By Financing Activities
Our financing activities in 2009 were limited to an advance from a related party of $1,448 versus $0 during the year ended December 31, 2008.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 7 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2009 and 2008. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

See Note 9 of Notes to Consolidated Financial Statements for a detailed explanation of our contingencies. We had no long-term commitments at December 31, 2009.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2009.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations primarily through cash injections from related and other parties.

IMPACT OF INFLATION

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

FOREIGN EXCHANGE

Other than for revenues from dividends if earned from assets owned by IMM in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. For additional details see also Note 3(j) of Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3(n) "Recently Accounting Pronouncements" of Notes to Consolidated Financial Statements.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

See Note 10 "Subsequent Events" of Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)

                     CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2009 and 2008

CONTENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations and Comprehensive Loss                F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)     F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                            F-7 - F-16















































                                    - F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Empire Global Corp., ("the Company"), and subsidiary as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholder's equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
April 2, 2010


















                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets

                                                              December 31,
                                                           2009           2008
                                                   ------------   ------------
                                                            US$            US$

          ASSETS

Current Assets
  Pre-paid and other assets                                   -         20,000
                                                   ------------   ------------

Total Current Assets                                          -         20,000

  Property and equipment, net                             3,664          4,581
  Assets held for sale                                  207,906        179,391
                                                   ------------   ------------

                                                        211,570        203,973
                                                   ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable and accrued liabilities               57,621         25,122
  Advances from related parties                           1,448              -
  Liabilities held for sale                             200,000         77,500
                                                   ------------   ------------

Total Current Liabilities                               259,069        102,622

Commitments and Contingencies                                 -              -

Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding           -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 for both years                            1,868          1,868
  Additional - paid in capital                        4,902,455      4,902,455
  Accumulated other comprehensive income                 (7,832)       (36,347)
  Deficit                                            (4,943,990)    (4,766,625)
                                                   ------------   ------------
Total Stockholders' Equity (Deficiency)                 (47,499)       101,351
                                                   ------------   ------------

                                                        211,570        203,973
                                                   ============   ============















                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss

                                                      Years ended December 31,
                                                           2009           2008
                                                   ------------   ------------
                                                            US$            US$

Revenue                                                       -              -

General and administrative expenses                      34,865        129,554
                                                   ------------   ------------
Loss from continuing operations                         (34,865)      (129,554)


General and Administrative expenses of
  discontinued operations                               142,500              -

Impairment of investment in Armistice Resources
  Corp. - discontinued operations                             -        624,939
                                                   ------------   ------------
Loss on discontinued operations                        (142,500)      (624,939)
                                                   ------------   ------------
Loss before income taxes                               (177,365)      (754,493)

Income tax expense                                            -              -
                                                   ------------   ------------
Net Loss                                               (177,365)      (754,493)

Other comprehensive income(loss)

Foreign currency translation adjustment                  28,515       (183,987)
                                                   ------------   ------------

Comprehensive Loss                                     (148,850)      (938,480)
                                                   ============   ============

Basic and fully diluted loss per share - continuing
     operations                                          (0.002)        (0.007)
                                                   ============   ============
Basic and fully diluted loss per share - discontinued
     operations                                          (0.008)        (0.035)
                                                   ============   ============

Basic and fully diluted loss per common share            (0.009)        (0.043)
                                                   ============   ============
Basic and fully diluted weighted average number of
  shares outstanding                                 18,675,800     17,643,011
                                                   ============   ============
















                See notes to consolidated financial statements

                                    - F4 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficiency)


                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------
                                    <c>     US$   <c>     US$   <c>     US$   <c>       US$   <c>     US$   <c>       US$

Balance at January 1, 2008           15,675,800         1,568     4,700,696         147,640    (4,012,132)        837,772

Foreign currency
 translation adjustment                                     -             -        (183,987)            -        (183,987)
Shares issued for debt                3,000,000           300       199,700               -             -         200,000
In-kind contribution                                        -         2,059               -             -           2,059
Net loss                                                    -             -               -      (754,493)       (754,493)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2008                    18,675,800         1,868     4,902,455         (36,347)   (4,766,625)        101,351

Foreign currency
 translation adjustment                                     -             -          28,515             -          28,515
Net loss                                                    -             -               -      (177,365)       (177,365)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2009                    18,675,800         1,868     4,902,455          (7,832)   (4,943,990)        (47,499)

                                    =====================================================================================






























                See notes to consolidated financial statements

                                    - F5 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows

                                                      Years ended December 31,
                                                           2009           2008
                                                   ------------   ------------
                                                            US$            US$

Cash Flows from Operating Activities
   Net loss from continuing operations                  (34,865)      (129,554)
Adjustments to reconcile net loss to
       net cash used in operating activities
   Depreciation and amortization                            917          1,149
   In-kind contribution                                       -          2,059
   Impairment loss                                            -        624,939
   Loss on discontinued operations                     (142,500)      (424,940)

Changes in operating assets and liabilities
  - continuing operations
   Accounts payable and accrued liabilities              32,500        (76,000)
   Prepaid and sundry assets                             20,000        (17,653)
                                                   ------------   ------------
Changes in operating assets and liabilities
  - discontinued operations
   Assets held for sale                                 (28,515)             -
   Liabilities held for sale                            122,500         20,000
                                                   ------------   ------------

Net cash used in operating activities                   (29,963)             -
                                                   ------------   ------------

Cash Flows from Financing Activities
   Advances from related parties                          1,448              -
                                                   ------------   ------------
Net cash provided by financing activities                 1,448              -
                                                   ------------   ------------

Effect of foreign exchange fluctuation in cash           28,515              -

Net increase(decrease) in cash and cash equivalents           -              -

Cash and cash equivalents - beginning of year                 -              -
                                                   ------------   ------------
Cash and cash equivalents - end of year                       -              -
                                                   ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                      -              -
                                                   ============   ============
Income taxes                                                  -              -
                                                   ============   ============

Supplemental items not affecting cash:

   Common Stock issued for debt                               -        200,000
                                                   ------------   ------------

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

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre-reverse stock splits) shares of the Company paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. Subsequent to the period covered by this report, the Company disposed of IMM and as a result the Company no longer has an interest in Armistice Resources Corp. and is actively seeking new business opportunities.

2. Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred losses amounting to $4,943,990 since inception. We have no cash and we anticipate cash outflows of $311,122 during the year ended December 31, 2009. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

d) Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided annually as follows:

     Equipment          20%          Declining Balance

e) Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2009 and 2008, no impairment losses related to these items have been identified.

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
















                                    - F8 -

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

i) Stock Based Payments

The Company accounts for Stock Based Payments in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company has no outstanding options or warrants at December 31, 2009.

j) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The functional and reporting currency of the Company is the U.S. dollar ("US$"), while the functional and reporting currency for IMM Investments Inc., a wholly-owned Canadian subsidiary, which was disposed of after December 31, 2009, is the Canadian dollar. Although IMM had no operations, it owns shares of Armistice Resources Corp. a Canadian mining company. The purchase price and shares of Armistice are valued in Canadian dollars. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

All remaining expenses where incurred in US Dollars.















                                    - F9 -

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

l) Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2009 and 2008, the Company had no dilutive common stock equivalents, such as stock options or warrants.

m) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company believes it does not have significant off balance sheet risk or credit concentration.

n) Recent Accounting Pronouncements

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















                                    - F10 -

n)  Recent Accounting Pronouncements (cont'd)

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









                                    - F11 -

n)  Recent Accounting Pronouncements (cont'd)

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

o) Reclassification

The organizational costs of our wholly owned subsidiary and our investment in Armistice Resources Corp. have been reclassified for each period as Assets Held for Sale.

4. Assets Held For Sale and Impairment of Investment in Armistice Resources
   Corp.

Assets Held For Sale at December 31, 2009 and 2008 consists of the following:

                                                              2009         2008
                                                        ----------   ----------
Investment in Armistice Resources Corp.,
  net of impairment                                     $  206,277   $  177,985
Organization Cost                                            1,629        1,406
                                                        ----------   ----------
                                                        $  207,906   $  179,391
                                                        ==========   ==========

Through December 31, 2009, our investment in Armistice was recorded at cost net of impairment and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). On December 31, 2009, IMM Investments Inc. an Ontario Corporation owned 5,000,000 shares of Armistice Resources Corp. which had a quoted market value of $0.22 Canadian per share.










                                    - F12 -

4. Assets Held For Sale and Impairment of Investment in Armistice Resources Corp. (Continued)

The shares of that Armistice Resources Corp. are currently in escrow. The terms of escrow contain an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 9 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation);
(b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the respondents will participate in future financings of the Corporation until the Commission has completed its investigation; and
(e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

As explained below due to risks inherent with the terms of the aforementioned escrow the Company considered that its ability to realize these assets had been impaired.

The Company tested its investment in Armistice for recoverability
(FASB ASC 360-10-35-21, formerly SFAS 144, par. 8) if events or changes in, circumstances, such as the following, indicate that its carrying amount may not be fully recoverable:

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

On July 9, 2004, the Company acquired IMM Investment Inc. an Ontario Corporation that owns 5,000,000 shares of Armistice Resources Corp. The carrying amount of IMM was originally based on the purchase price of $630,000 paid in stock of the Company in exchange for the net assets of IMM of $1,479,173 which included the fair value of the investment in Armistice and organization costs less liabilities resulting in negative goodwill of $849,173. The purchase price of the shares of Armistice was $0.40 Canadian per share.

During the fourth quarter of 2008, we determined that due to the terms of the escrow agreement and the estimated legal costs to recover the shares of Armistice as well as selling costs, it was more likely than not that the assets of IMM would be disposed of significantly before its previously estimated useful life. As a result, at December 31, 2008 the Company performed an impairment test and determined that an impairment of the value of our investment in Armistice was reasonable as follows:











                                    - F13 -

4. Assets Held For Sale and Impairment of Investment in Armistice Resources Corp. (Continued)

Fair value of Armistice determined at the quoted market price of Armistice in Canadian dollars on the Toronto Stock Exchange:

  Market value of Armistice at purchase
       (5,00,000 shares at CDN $0.40/sh):                $ 1,486,989
  Market value of Armistice on December 31, 2008
       (5,000,000 shares at CDN $0.06/sh):               $   203,050

  Decrease in fair value of Armistice since purchase:   ($ 1,283,495)

                                    Years ended December 31,  Valuation decrease
                                           2008        2007  Other Comprehensive
                                                                          Income
                                    ----------- -----------          -----------

Investment in Armistice at cost        $802,924    $986,589             $183,665
                                      ---------   ---------            ---------
Decrease in value of Armistice at cost                                  $183,665
                                                                       ---------
Impairment of Armistice                $624,939
                                      ---------

Investment in Armistice net
  of impairment                        $179,391
                                      =========

Other comprehensive loss for the year ended December 31, 2008 also included $322 from other sources. (See Note 10)

5. Equipment

Equipment at December 31, 2009 and 2008 consists of the following:

                                                              2009         2008
                                                        ----------   ----------
Telephone system                                        $   11,192   $   11,192
Less accumulated depreciation                                7,528        6,611
                                                        ----------   ----------
                                                        $    3,664   $    4,581
                                                        ==========   ==========

6. Advances from Related Party

Advances due from related parties are non-interest bearing and are due on demand. Advances from related parties as of December 31, 2009 and 2008 are as follows:

                                                                2009       2008
                                                          ---------- ----------
Prosper Consulting                                         $  40,000 $   40,000
Gold Street Capital                                           17,500     17,500
Braydon Capital Corp.                                         71,500     20,000
                                                          ---------- ----------
Advances from related parties (Liabilities held for sale): $ 128,500 $   77,500
                                                          ========== ==========

Braydon Capital Corp.                                          1,448          -
                                                          ---------- ----------
Total advances from related parties:                       $   1,448 $        -
                                                          ========== ==========



As a result of the sale of IMM Investments Inc. subsequent to December 31, 2009, $128,500 of Advances from Related Parties was eliminated and $1,448 forgiven. (See Note 10)


                                    - F14 -

7. Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

For 2009 the deferred tax of approximately $62,000 compared to $51,000 for 2008, (35% of net loss from operations excluding impairment loss) was offset by a valuation allowance of $62,000 and $51,000 resulting in a net income tax of zero for 2009 and 2008 respectively.

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

At December 31, 2009 the Company had deferred tax assets of approximately $177,000 and $130,000 for 2008 due to net operating loss carryforwards available to reduce future Federal income taxes earned in the United States. A 100% valuation allowance of approximately $50,400 and $37,000 for 2009 and 2008 respectively has been established since management believes it is more likely than not that the deferred tax assets will not be realized.

The Company has accumulated a net operating loss carryforward of approximately $4,943,990 at of December 31, 2009. This loss carry forward may be offset against future taxable income through the year 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

8. Share based payments and Shareholder Equity

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

During 2008, our director of operations provided in-kind contributions of $2,059 to pay for the following:

   Transfer agent fees                                     $ 2,059
                                                           =======

                                    - F15 -

9. Commitments and Contingencies

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

   The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and continued in January, 2010.

10. Subsequent Events

The Company has evaluated subsequent events through the date of this Annual Report on Form 10-K for the year ended December 31, 2009, and has disclosed such items in this note as follows.

On January 4, 2010 the Company entered into an Agreement of Purchase and Sale with Braydon Capital Corp. to dispose of IMM Investments Inc. ("IMM") our wholly owned subsidiary in exchange for elimination of debt in the amount of $200,000.

As a result of the sale, we disposed of advances from related parties in the amount of $128,500 as well as $71,500 in accounts payable. In addition, Braydon agreed to forgive $1,448 in fees paid to our Transfer Agent which were also recorded as advances from a related party. The details of the sale of IMM are as follows:

 Assets held for Sale

    Investment in Armistice                        $  206,277
    Organization Costs                                  1,629
                                                   ----------
 Total Value of Assets held for Sale                  207,906
                                                   ----------

 Liabilities held for Sale

    Accounts payable                                   71,500
    Advances                                          128,500
                                                   ----------
                                                      200,000
                                                   ----------

 Net loss on sale of assets                       ($   7,906)
                                                  ===========

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

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

Conclusions
Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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


PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2009, Empire had three directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.
On August 24, 2009 Ken Chu resigned as our Chief Executive Officer and director. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name            Age       Position               Date First Elected  Term Expiry

Vic Dominelli    47   I/Chief Executive Officer,  August 24, 2009       None
                      Chief Financial Officer,    March 1, 2005         None
                      Chairman of the Board,      May 5, 2008           None
                      Director                    January 6, 2005       None

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

Resumes

Vic Dominelli - Interim Chief Executive Officer, Chief Financial Officer,
                Chairman of the Board, Director

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

SUMMARY COMPENSATION TABLE

-
                                                          Restricted   Securities
Name and                                                       Stock   Underlying         LTIP      All Other         Total
principal                         Salary        Bonus       Award(s)      Options      Payouts   Compensation  Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)           ($)           ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------

Vic Dominelli,
I/CEO, CFO, Chairman    2009           0            0              0             0            0            0              0
                        2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

Ken Chu,
CEO, Director           2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0

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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2009 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 648 Finch Ave., East, Suite 2, Toronto, Ontario M2K 2E6.

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
144-Restricted     Shareholder

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2009.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Vic Dominelli, A/CEO, CFO, Chairman     343,000       1.8%
                   and Director
144-Restricted     Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Sam Merchant                                  0         0%
144-Restricted

Common             Total shares owned by officers           343,000      1.8%
                   and directors of the Company as
                   a group. All directors and
                   executive officers (2 persons)


CHANGES IN CONTROL

Empire is not aware of any plan or arrangement that may result in a change of control of the Company.

Item 13. Certain relationships and related party transactions

In the last 2 years, there have been no transactions or proposed transactions in which Empire was or was to be a party where directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved.

Empire Global Corp. has no parent company and was not involved in any transactions or agreements with any promoters in the last five years.

Transactions with Related Persons
No director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant that exceeded the lesser of
(1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

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

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $20,000 in connection to audits for the periods ended December 31, 2008 and 2009.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2009 and 2008.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2009 and 2008 other than those previously disclosed.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2009 and 2008.

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

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.



By:  /s/ Vic Dominelli                                 Date: April 2, 2010.
Vic Dominelli
Chairman of the Board
Interim Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Vic Dominelli                                 Date: April 2, 2010.
Vic Dominelli
Chairman of the Board
Interim Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)