Form 10-Q
period 2010-03-31
EMPIRE GLOBAL CORP.
filed 2010-05-25
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2010

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

There were 18,675,800 shares of Common Stock outstanding as of March 31, 2010.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                           F-1 - F-10
Item 2.  Management's Discussion and Analysis or Plan of Operation           13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17
Item 4.  Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 1A. Risk Factors                                                        19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits                                                            19

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2010 and 2009




CONTENTS


Consolidated Balance Sheets                                                F2

Consolidated Statements of Operations and Comprehensive Loss               F3

Consolidated Statements of Cash Flows                                      F4

Notes to Consolidated Financial Statements                         F-5 - F-10


































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                      Consolidated Balance Sheets


                                                          March 31, December 31,
                                                              2010         2009
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                3,481        3,664
  Assets of discontinued operations                              -      207,906
                                                           -------      -------

                                                             3,481      211,570
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                  75,482       57,621
  Advances from related party                                2,500        1,448
  Liabilities of discontinued operations                         -      200,000
                                                           -------      -------

Total Current Liabilities                                   77,982      259,069

Commitments and Contingencies                                    -            -

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized;
  issued and outstanding,
  18,675,800 shares for both periods                         1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -       (7,832)
Deficit                                                 (4,978,824)  (4,943,990)
                                                           -------      -------

Total Stockholders' Deficiency                             (74,501)     (47,499)
                                                           -------      -------

                                                             3,481      211,570
                                                           =======      =======


















                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
      Consolidated Statements of Operations and Comprehensive Loss
                              (Unaudited)

                                                    Three Months Ended March 31,
                                                              2010         2009
                                                               US$          US$
                                                         ---------  -----------

Revenue                                                          -            -

General and administrative expenses                         20,544       56,817

Loss from continuing operations before income tax expenses (20,544)     (56,817)
Income tax expenses                                              -            -
                                                         ---------  -----------
Loss from continuing operations                            (20,544)     (56,817)

Other income (expense)

Loss on sale of IMM Investments Inc. - discontinued
     operations                                            (15,738)           -

Gain from forgiveness of debt                                1,448            -
                                                         ---------  -----------
Total other (income) expense                               (14,290)           -


Net Loss                                                   (34,834)     (56,817)
                                                         =========  ===========

Foreign currency translation adjustment                          -       (6,162)
                                                         ---------  -----------

Comprehensive Loss                                         (34,834)     (62,979)
                                                         =========  ===========



Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)
                                                         =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)
                                                         =========  ===========


Basic and fully diluted loss per share                       (0.00)       (0.00)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800
                                                        ==========  ===========















                See notes to consolidated financial statements


                                    - F3 -

                           EMPIRE GLOBAL CORP.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                    Three Months Ended March 31,
                                                              2010         2009
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                 (34,834)     (56,817)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                183          230
  Accounts payable and accrued expenses                     17,861       26,587
  Prepaid expenses                                               -       20,000

Changes in operating assets and liabilities
  Assets of discontinued operations                        207,906            -
  Liabilities of discontinued operations                  (200,000)           -
                                                           -------     --------

Net cash (used in) operating activities                     (8,884)     (10,000)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                  1,052       10,000
                                                           -------     --------

Net cash provided by financing activities                    1,052       10,000
                                                           -------     --------
Effect of foreign exchange fluctuation                       7,832            -

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
                                                           =======     ========


















                See notes to consolidated financial statements

                                    - F4 -

                           EMPIRE GLOBAL CORP.
               Notes to Consolidated Financial Statements
                              (Unaudited)

1.  Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. The Company changed its name to Vianet Technologies Group Ltd. followed by Tradestream Global Corp. and subsequently to Empire Global Corp. The Company had an interest in Armistice Resources Corp. and is actively seeking new business opportunities.

The Company's principal executive offices are headquartered in Canada.

2.  Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

During the quarter ended March 31, 2010, we had a loss of $34,834. The Company has incurred losses amounting to $4,978,824 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on April 9, 2010 for the fiscal year ended December 31, 2009. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes in accounting policies since December 31, 2009. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2009. The functional currency used by the Company is the US dollar.



                                    - F5 -

b)  Principles of consolidation

These consolidated financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Montebello Developments Corp.

c)  Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the consolidated results of operations or financial position for the periods presented.

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

e)  Income Taxes

Income taxes are provided in accordance with (ASC 740) Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with (ASC 350) SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2009 and March 31, 2010, no impairment losses have been identified.












                                    - F6 -

h) Impairment of Long Lived Assets

In accordance with (ASC 360) SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable but at least annually. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

i)  Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

j)  Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to (ASC 830) SFAS No. 52, "Foreign Currency Translation". The Company's functional currency was the Canadian dollar. Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

On January 4, 2010 we disposed of our wholly owned subsidiary IMM Investments Inc. (IMM) (an Ontario corporation), therefore our operational currency is in US Dollars. The operational currency of IMM was the Canadian Dollar. Although IMM had no operations, it owned shares of Armistice Resources Corp. a Canadian mining company. The purchase price and shares of Armistice are valued in Canadian dollars.

All remaining expenses where incurred in US Dollars.

k)  Comprehensive Income

The Company adopted (ASC 220) SFAS No. 130, "Reporting Comprehensive Income.", SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with (ASC 220) SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

l)  Concentration of Credit Risk

(ASC 715) SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.







                                    - F7 -

m)  Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

n)  Discontinued Operations - Investment in Armistice Resources Corp.

On January 4, 2010 we disposed of our wholly owned subsidiary IMM Investments Inc. (IMM) which owned 5,000,000 shares of Armistice Resources Corp. (Armistice).

The investment in Armistice consisted of 5,000,000 shares of that company that were held in escrow. The terms of escrow contained an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 11 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation); (b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the respondents will participate in future financings of the Corporation until the Commission has completed its investigation; and (e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may require the resignation of any of these individuals if deemed unacceptable to the TSX.

Our investment in Armistice was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar was a decrease of $6,162 for the three month period ended March 31, 2009 and is reflected in the cost value of our investment in Armistice on March 31, 2009. On March 31, 2009 shares in Armistice had a quoted market value of $0.20 Canadian per share.

As explained in Note 4 below due to risks inherent with the terms of the aforementioned escrow the company believes that our ability to realize these assets was impaired.

                                    - F8 -

4. Discontinued Operations - Impairment of Investment in Armistice Resources
   Corp.

During the fourth quarter of 2008, we determined that due to the terms of escrow agreement described in 3(n), the estimated legal costs to recover the shares of Armistice as well as selling costs, it was more likely than not that the assets of IMM would be disposed of significantly before our previously estimates of its useful life. Therefore, at December 31, 2008 the Company performed an impairment test resulting in an impairment of $624,939 in the value of our investment in Armistice. As a result, our investment in Armistice as of December 31, 2008 was $177,985.

Our assets held for sale of $207,905 on December 31, 2009 included our investment in Armistice as well as foreign currency translation of $28,291 and organizational costs of IMM of $1,629. On January 4, 2010 we disposed of our wholly owned subsidiary IMM Investments Inc. (IMM) which owned 5,000,000 shares of Armistice in exchange for the elimination of $200,000 of debt. The loss on the sale of IMM during the three months ended is as follows:

Investment in Armistice net of impairment                            $  206,277
Organizational cost                                                       1,629
                                                                     ----------
                                                                        207,906
                                                                     ----------

Liabilities                                                          $  200,000
                                                                     ----------
Loss on sale of IMM, excluding foreign currency translation loss     $    7,906
Foreign currency translation                                         $    7,832
                                                                     ----------
Net loss on sale                                                     $   15,738
                                                                     ==========


5.  Property and Equipment

Equipment consists of the following:

                                              March 31, 2010  December 31, 2009
                                                    --------        -----------
  Telephone system                                 $  11,191          $  11,191
  Less accumulated depreciation                        7,711              7,527
                                                   ---------          ---------
                                                   $   3,481          $   3,664
                                                   =========          =========


6.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of March 31, 2010 are as follows:

                                              March 31, 2010  December 31, 2009
                                                    --------        -----------

Braydon Capital Corp.                                  2,500              1,448
                                                    --------          ---------
Total advances from related parties:                $  2,500          $   1,448
                                                    ========          =========

                                    - F9 -

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

   on May 3, 2010 our board members authorized retaining Mr. David Pomer, LLB to represent the Company. A court date has been set down on June 24, 2010 to argue a motion to dismiss the matter for delay. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome, which remains unresolved, will have a material adverse affect.

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

   The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and were continued in January, 2010.

8.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended March 31, and there have been no subsequent events that warrant disclosure by the company.

                                    - F10 -

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2009). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2009. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

During the three months ended March 31, 2010, we had no income.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4,978,824 to March 31, 2010 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 3 to our consolidated financial statements are included in the annual report for the year ended December 31, 2009 and a summary of critical accounting policies and recent accounting pronouncements is included in Note 1 of this form 10-Q.

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

Related-Party Transactions

Included in the $77,982 of current liabilities at March 31, 2010 is $2,500 in advances from related parties to pay for auditing fees. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

We had no revenue from operations during the three months ended March 31, 2010.

Operating Expenses

Our operating expenses decreased by $36,273 or 63.8%, from $56,817 for three months ended March 31, 2009 to $20,544 for the three months ended March 31, 2010. This decrease was largely a result of the costs associated with preparation of our financial reports and auditing fees.

We expect our operating costs to be approximately $311,121 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2010 or on December 31, 2009. The notes to our unaudited consolidated financial statements as of March 31, 2010, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $4,978,824. As of March 31, 2010, we had $77,982 in current liabilities and no current assets, as such we are left with a working capital deficit of $77,982 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2010.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 was $8,884 compared to $10,000 used for the period ended March 31, 2009. The difference arrises as a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three months ended
March 31, 2010 was $1,052 compared to $10,000 from an advance from a related party provided for the period ended March 31, 2009. The difference is a result of reduced administrative costs.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2010 or March 31, 2009.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2010.

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

on May 3, 2010 our board members authorized retaining Mr. David Pomer, LLB to represent the Company. A court date has been set down on June 24, 2010 to argue a motion to dismiss the matter for delay. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome, which remains unresolved, will have a material adverse affect.

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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: May 21, 2010.
-------------------------
         Vic Dominelli
Chairman of the Board,
Interim Chief Executive Officer and
Principal Financial Officer