Form 10-Q
period 2010-06-30
EMPIRE GLOBAL CORP.
filed 2010-08-16
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2010

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

There were 18,675,800 shares of Common Stock outstanding as of June 30, 2010.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2010, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                           F-1 - F-12
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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and SIX MONTH PERIODS ENDED
                          JUNE 30, 2010 and 2009




CONTENTS


Consolidated Balance Sheets                                                F2

Consolidated Statements of Operations and Comprehensive Loss               F3

Consolidated Statements of Cash Flows                                      F4

Notes to Consolidated Financial Statements                         F-5 - F-12











































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                      Consolidated Balance Sheets


                                                           June 30, December 31,
                                                              2010         2009
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                3,298        3,664
  Assets of discontinued operations                              -      207,906
                                                           -------      -------

                                                             3,298      211,570
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                 108,162       57,621
  Advances from related party                                2,500        1,448
  Liabilities of discontinued operations                         -      200,000
                                                           -------      -------

Total Current Liabilities                                  110,662      259,069

Commitments and Contingencies                                    -            -

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized;
  issued and outstanding,
  18,675,800 shares for both periods                         1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -       (7,832)
Deficit                                                 (5,011,686)  (4,943,990)
                                                           -------      -------

Total Stockholders' Deficiency                            (107,364)     (47,499)
                                                           -------      -------

                                                             3,298      211,570
                                                           =======      =======


















                See notes to consolidated financial statements

                                    - F2 -


                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                     Three Months Ended June 30,  Six months ended June 30,
                                                              2010         2009          2010         2009
                                                               US$          US$           US$          US$
                                                         ---------  -----------     ---------  -----------

Revenue                                                          -            -             -            -
                                                         ---------  -----------     ---------  -----------

General and administrative expenses                         32,863       47,458        53,407      104,275

Loss from continuing operations before income tax expenses (32,863)     (47,458)      (53,407)    (104,275)
Income tax expenses                                              -            -             -            -
                                                         ---------  -----------     ---------  -----------
Loss from continuing operations                            (32,863)     (47,458)      (53,407)    (104,275)


Other income (expense)

Loss on sale of IMM Investments Inc. - discontinued
     operations                                                  -            -       (15,738)           -

Gain from forgiveness of debt                                    -            -         1,448            -
                                                         ---------  -----------     ---------  -----------
Total other (income) expense                                     -            -       (14,290)           -
                                                         ---------  -----------     ---------  -----------

Net Loss                                                   (32,863)     (47,458)      (67,696)    (104,275)
                                                         =========  ===========     =========  ===========

Other comprehensive income

Foreign currency translation adjustment                          -       14,640             -        8,478
                                                         ---------  -----------     ---------  -----------

Comprehensive Loss                                         (32,863)     (32,819)      (67,696)     (95,797)
                                                         =========  ===========     =========  ===========



Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)        (0.00)       (0.00)
                                                         =========  ===========     =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)        (0.00)       (0.00)
                                                         =========  ===========     =========  ===========


Basic and fully diluted loss per share                       (0.00)       (0.00)       (0.00)        (0.01)
                                                         =========  ===========     =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800    18,675,800   18,675,800
                                                         =========  ===========     =========  ===========







                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                       Six Months Ended June 30,
                                                              2010         2009
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                 (67,696)    (104,275)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                366          459
  Accounts payable and accrued expenses                     50,541       52,816
  Prepaid expenses                                               -       20,000

Changes in operating assets and liabilities
  Assets of discontinued operations                        207,906            -
  Liabilities of discontinued operations                  (200,000)           -
                                                           -------     --------

Net cash (used in) operating activities                     (8,884)     (31,000)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                  1,052       31,000
                                                           -------     --------

Net cash provided by financing activities                    1,052       31,000
                                                           -------     --------
Effect of foreign exchange fluctuation                       7,832            -

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended June 30, 2010, we had a loss of $32,863. The Company has incurred losses amounting to $5,011,686 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with (ASC 350) SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2009 and June 30, 2010, no impairment losses have been identified.












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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method
(Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, "Milestone Method of Revenue Recognition." The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.


                                    - F8 -

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, "Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset." The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.













                                    - F9 -

n)  Discontinued Operations - Investment in Armistice Resources Corp.

On January 4, 2010 we disposed of our wholly owned subsidiary IMM Investments Inc. (IMM) which owned 5,000,000 shares of Armistice Resources Corp. (Armistice).

The investment in Armistice consisted of 5,000,000 shares of that company that were held in escrow. The terms of escrow contained an undertaking with respect to respondents named in allegations of the Ontario Securities Commission (Commission) action described in Note 7 (2) found elsewhere in this report as follows: that (a) none of the respondents will be appointed an officer or director of Armistice (Corporation); (b) until the Commission's investigations relating to the allegations against the Respondents is complete IMM will not nominate any individual to the board of directors without the consent of the TSX; (c) IMM will execute an amendment to an escrow agreement providing that its securities being held in escrow cannot be voted without the consent of the TSX (which amendment was executed by IMM on June 5, 2006); (d) none of the respondents will participate in future financings of the Corporation until the Commission has completed its investigation; and (e) until the Commission's investigation is complete, if any derogatory information is found on any officer or director of the Corporation, the TSX may have required the resignation of any of these individuals if deemed unacceptable to the TSX.

Through June 30, 2009, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $8,478 for the six month period ended June 30, 2009 and was reflected in the cost value of our investment in Armistice on June 30, 2009. On June 30, 2009 shares in that Company had a quoted market value of $0.15 Canadian per share.

As explained in Note 4 below due to risks inherent with the terms of the aforementioned escrow the company believes that our ability to realize these assets was impaired.























                                    - F10 -

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

Investment in Armistice net of impairment                            $  206,277
Organizational cost                                                       1,629
                                                                     ----------
                                                                        207,906
                                                                     ----------

Liabilities                                                             200,000
                                                                     ----------
Loss on sale of IMM, excluding foreign currency translation loss          7,906
Foreign currency translation                                              7,832
                                                                     ----------
Net loss on sale                                                     $   15,738
                                                                     ==========


5.  Property and Equipment

Equipment consists of the following:

                                               June 30, 2010  December 31, 2009
                                                    --------        -----------
  Telephone system                                 $  11,191          $  11,191
  Less accumulated depreciation                        7,893              7,527
                                                   ---------          ---------
                                                   $   3,298          $   3,664
                                                   =========          =========


6.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of June 30, 2010 are as follows:

                                               June 30, 2010  December 31, 2009
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

                                    - F11 -

7.  Commitments and Contingencies

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

8.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended June 30, and there have been no subsequent events that warrant disclosure by the company.








































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

During the six months ended June 30, 2010, we had no income.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $5,011,686 to June 30, 2010 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $110,662 of current liabilities at June 30, 2010 is $2,500 in advances from related parties to pay for auditing fees. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

We had no revenue from operations during the three and six months ended June 30, 2010.

Operating Expenses

Our operating expenses decreased to $53,407 for six months ended June 30, 2010 compared to $104,275 over the same period in the previous year and to $32,863 for the three months ended June 30, 2009 compared to $47,458 over the same period in 2009. This decrease was largely a result of our limited operations.

We expect our operating costs to be approximately $311,121 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at June 30, 2010 or on December 31, 2009. The notes to our unaudited consolidated financial statements as of June 30, 2010, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $5,011,686. As of June 30, 2010, we had $110,662 in current liabilities and no current assets, as such we are left with a working capital deficit of $110,662 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and six months ended June 30, 2010.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended June 30, 2010 was $8,884 compared to $31,000 used for the period ended June 30, 2009. The difference is a result of reduced administrative costs.


Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three and six months ended June 30, 2010 was $1,052 compared to $31,000 from an advance from a related party provided for the period ended June 30, 2009. The change is a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and six months ended June 30, 2010 or June 30, 2009.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2010.

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

Directly affecting the Company

The Company is currently not directly involved in any legal proceedings and is not aware of any pending or potential legal actions.

On June 22, 2010, a notice of discontinuance without costs on consent of the parties was entered in the Ontario Superior Court of Justice in the matter between Advanced Refractive Technologies and Empire Global Corp. as well as our director of operations, Mr. Michael Ciavarella.

The matter, first reported on our annual report on form 10-KSB for the year ended December 31, 2005, and recently updated on our interim quarterly report for the period ended March 31, 2010 was mutually settled out of court without costs.

Pending Legal Matters Indirectly affecting the Company

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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: August 12, 2010.
-------------------------
         Vic Dominelli
Chairman of the Board,
Interim Chief Executive Officer and
Principal Financial Officer