Form 10-Q
period 2010-09-30
EMPIRE GLOBAL CORP.
filed 2010-11-15
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2010

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

There were 18,675,800 shares of Common Stock outstanding as of September 30, 2010.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTH and NINE MONTH PERIODS ENDED
                         September 30, 2010 and 2009




CONTENTS


Consolidated Balance Sheets (Unaudited)                                    F2

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)   F3

Consolidated Statements of Cash Flows (Unaudited)                          F4

Notes to Consolidated Financial Statements (Unaudited)             F-5 - F-10











































                                    - F1 -

                           EMPIRE GLOBAL CORP.
                      Consolidated Balance Sheets


                                                      September 30, December 31,
                                                              2010         2009
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                3,115        3,664
  Assets of discontinued operations                              -      207,906
                                                           -------      -------

Total Assets                                                 3,115      211,570
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                 123,342       57,621
  Advances from related party                                2,500        1,448
  Liabilities of discontinued operations                         -      200,000
                                                           -------      -------

Total Current Liabilities                                  125,842      259,069

Commitments and Contingencies                                    -            -

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value,80,000,000 shares authorized;
  18,675,800 shares issued and outstanding                   1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -       (7,832)
Accumulated Deficit                                     (5,027,049)  (4,943,990)
                                                           -------      -------

Total Stockholders' Deficiency                            (122,727)     (47,499)
                                                           -------      -------

Total Liabilities and Stockholders' Deficiency               3,115      211,570
                                                           =======      =======


















                See notes to consolidated financial statements

                                    - F2 -


                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Operations and Comprehensive Loss
                                                         (Unaudited)

                                                Three Months ended September 30,  Nine months ended September 30,
                                                              2010         2009                2010         2009
                                                               US$          US$                 US$          US$
                                                         ---------  -----------           ---------  -----------

Revenue                                                          -            -                   -            -
                                                         ---------  -----------           ---------  -----------

General and administrative expenses                         15,362       46,459              68,769      150,734

Loss from continuing operations before income tax expenses (15,362)     (46,459)            (68,769)    (150,734)
Income tax expenses                                              -            -                   -            -
                                                         ---------  -----------           ---------  -----------
Loss from continuing operations                            (15,362)     (46,459)            (68,769)    (150,734)


Other income (expense)

Loss on sale of IMM Investments Inc. - discontinued
     operations                                                  -            -             (15,738)           -

Gain from forgiveness of debt                                    -            -               1,448            -
                                                         ---------  -----------           ---------  -----------
Total other (income) expense                                     -            -             (14,290)           -
                                                         ---------  -----------           ---------  -----------

Net Loss                                                   (15,362)     (46,459)            (83,059)    (150,734)
                                                         =========  ===========           =========  ===========

Other comprehensive income

Foreign currency translation adjustment                          -       16,213                   -       24,691
                                                         ---------  -----------           ---------  -----------

Comprehensive Loss                                         (15,362)     (30,246)            (83,059)    (126,043)
                                                         =========  ===========           =========  ===========



Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)              (0.00)       (0.00)
                                                         =========  ===========           =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)              (0.00)       (0.01)
                                                         =========  ===========           =========  ===========


Basic and fully diluted loss per share                       (0.00)       (0.00)              (0.00)       (0.01)
                                                         =========  ===========           =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800          18,675,800   18,675,800
                                                         =========  ===========           =========  ===========







                See notes to consolidated financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                 Nine Months ended September 30,
                                                              2010         2009
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                 (83,059)    (150,734)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                549          688
  Accounts payable and accrued expenses                     65,721       79,046
  Prepaid expenses                                               -       20,000

Changes in operating assets and liabilities
  Assets of discontinued operations                        207,905            -
  Liabilities of discontinued operations                  (200,000)           -
                                                           -------     --------

Net cash (used in) operating activities                     (8,884)     (51,000)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                  1,052       51,000
                                                           -------     --------

Net cash provided by financing activities                    1,052       51,000
                                                           -------     --------
Effect of foreign exchange fluctuation                       7,832            -

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended September 30, 2010, we had a loss of $15,362. The Company has incurred losses amounting to $5,027,049 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

g)  Organization Costs

Organization costs are recorded at cost and is not amortized as its life is deemed to be indefinite. The cost is tested annually for impairment in accordance with ASC 350, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2009 and September 30, 2010, no impairment losses have been identified.












                                    - F6 -

h) Impairment of Long Lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable but at least annually. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

i)  Fair Value of Financial Instruments

The carrying value of the Company's short term investments, prepaid and sundry assets, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

j)  Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC 830, "Foreign Currency Translation". The Company's functional currency was the Canadian dollar. Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

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

k)  Comprehensive Income

The Company adopted ASC 220, "Reporting Comprehensive Income.", ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 220. ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

l)  Concentration of Credit Risk

ASC 715, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.







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

Through September 30, 2009, our investment in Armistice was considered neither trading nor available for sale and was recorded at cost and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). The effect of fluctuation in the value of the Canadian dollar versus the United States dollar resulted in an increase of $24,691 for the nine month period ended September 30, 2009 and was reflected in the cost value of our investment in Armistice on September 30, 2009. On September 30, 2009 shares in that Company had a quoted market value of $0.14 Canadian per share.

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
                                                                     ==========


5.  Property and Equipment

Equipment consists of the following:

                                          September 30, 2010  December 31, 2009
                                                    --------        -----------
  Telephone system                                 $  11,191          $  11,191
  Less accumulated depreciation                        8,076              7,527
                                                   ---------          ---------
                                                   $   3,115          $   3,664
                                                   =========          =========


6.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of September 30, 2010 are as follows:

                                          September 30, 2010  December 31, 2009
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

The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and were continued in January, 2010. The next scheduled pre-trial motion date is November 25, 2010.

8.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended September 30, and there have been no subsequent events that warrant disclosure by the company.







































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

During the nine months ended September 30, 2010, we had no income.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $5,027,049 to September 30, 2010 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 3 to our consolidated financial statements are included in the annual report for the year ended December 31, 2009 and a summary of critical accounting policies and recent accounting pronouncements is included in Note 3 of this form 10-Q.

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

Related-Party Transactions

Included in the $125,842 of current liabilities at September 30, 2010 is $2,500 in advances from related parties to pay for auditing fees. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

We had no revenue from operations during the three and nine months ended September 30, 2010.

Operating Expenses

Our operating expenses decreased to $68,769 for nine months ended September 30, 2010 compared to $150,734 over the same period in the previous year and to $15,362 for the three months ended September 30, 2010 compared to $46,459 over the same period in 2009. This decrease was largely a result of our limited operations.

We expect our operating costs to be approximately $311,121 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at September 30, 2010 or on December 31, 2009. The notes to our unaudited consolidated financial statements as of September 30, 2010, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $5,027,049. As of September 30, 2010, we had $125,842 in current liabilities and no current assets, as such we are left with a working capital deficit of $125,842 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and nine months ended September 30, 2010.

Net Cash Used In Operating Activities

We had no change in net cash during the three months ended and $8,884 in net cash used in operating activities during the nine months ended September 30, 2010 respectively compared to $20,000 and $51,000 used for the three and nine month period ended September 30, 2009 respectively. The difference is a result of reduced administrative expenses.


Net Cash Provided By Financing Activities

We had no change in net cash during the three months ended and $1,052 in net cash provided by financing activities during the nine months ended September 30, 2010 respectively compared to $20,000 and $51,000 for the three and nine month period ended September 30, 2009 respectively. The change is a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and nine months ended September 30, 2010 or September 30, 2009.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2010.

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

Pending Legal Matters Indirectly affecting the Company

On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company (the "former executive"), and companies controlled by the former executive, as well as a shareholder of the Company related to our former Chairman Kalson Jang, his father (Kalano Jang), and an unrelated party, collectively the "respondents" an order to cease trading in shares of the Company formerly known as Pender International, Inc. ("Pender") and subsequently issued a Statement of Allegations against the respondents on December 21, 2004. The Company is aware of the proceedings; however, is not a respondent to these proceedings. The order was purportedly issued to allow the OSC an opportunity to investigate trading in shares of Pender over the period between October 27, 2004 and November 19, 2004. The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company.

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

The date for trial had been set down to begin on September 8, 2009, however was adjourned until October 2010. Pre-trial motions proceeded in the Ontario Superior Court of Justice in Toronto during the month of November, 2009 and continued in January, 2010. The next scheduled pre-trial motion date is November 25, 2010.

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


EMPIRE GLOBAL CORP.


By:  /s/ Vic Dominelli                                 Date: November 12, 2010.
-------------------------
         Vic Dominelli
Chairman of the Board,
Interim Chief Executive Officer and
Principal Financial Officer