Form 10-K
period 2010-12-31
EMPIRE GLOBAL CORP.
filed 2012-02-22
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [X] No [ ]

The issuer had $0 in revenues for its most recent fiscal year.

The number of shares outstanding of the issuer's single class of common stock, as of the close on December 31, 2010 is 18,675,800 shares with an aggregate market value of $373,516 based on the average closing bid and asked prices for the Common Stock on January 27, 2010 of $0.01 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3
ITEM 2.  DESCRIPTION OF PROPERTY...............................................5
ITEM 3.  LEGAL PROCEEDINGS.....................................................5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............. 5
ITEM 6.  SELECTED FINANCIAL DATA..............................................10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........18
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................19
                            (Financial Statements - pages numbered as F1 to F15)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................35
ITEM 9A. CONTROLS AND PROCEDURES..............................................35
ITEM 9B. OTHER INFORMATION....................................................35

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........36
ITEM 11. EXECUTIVE COMPENSATION...............................................39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................41
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................42
ITEM 15. EXHIBITS.............................................................42

SIGNATURES....................................................................43

PART I.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on form 10-K contain forward-looking statements that involve risks and uncertainties, including primarily our ability to fund future operations and investment opportunities until such time that our cash flows from operations are sufficient for these purposes, changing market conditions and the other risks and uncertainties described throughout this Annual Report on form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on form 10-K. We disclaim any intent or obligation to update these forward-looking statements.

Item 1. Description of business


A. GENERAL BUSINESS DEVELOPMENT

The issuer, Empire Global Corp. ("the Company", "Empire") was organized as Pender International, Inc. ("Pender") under the laws of the state of Delaware on August 26, 1998.

We are authorized to issue an aggregate amount of eighty million (80,000,000) shares of common stock with a $0.0001 par value, and twenty million (20,000,000) shares of preferred stock with a no par value. Each shareholder of the common stock shall be entitled to one vote for each share of common stock held. As of February 21, 2012 there were 18,675,800 shares of common stock outstanding and no preferred shares of stock outstanding.

Since inception, the Company has explored a number of business ventures and in conjunction with the various business opportunities has changed its name. Contemporaneously with a plan of reorganization aimed at pursuing business opportunities in Canada and China the Company changed its name to Empire Global Corp. in September 2005. These business ventures proved to be difficult and unsustainable, therefore where abandoned.

Since the ventures were abandoned, until the present, the Company has been inactive and could be deemed to be a so-called "shell" company. Our sole purpose as a "shell" company, at this time, except for filing required periodic reports with the U.S. Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated thereunder and making other related corporate filings, is to locate and consummate a merger or acquisition with a private entity. As of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

As reported in footnote 9 Subsequent Events, on December 9, 2011, the Company entered into a Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. When the transaction is closed, AVT will become a wholly-owned subsidiary of Empire Global Corp.

B. BUSINESS DESCRIPTION

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

During the period covered by this report the Company together with its subsidiaries was a diversified holding company seeking to acquire and operate income producing businesses that have a good prospect for growth.

On July 9, 2004, the Company acquired 100% of the stock of IMM Investments Inc., an Ontario corporation ("IMM"), thus making IMM a wholly owned subsidiary of Empire. IMM owns 5 million (20 million pre-reverse split) shares of Armistice Resources Corp. a Canadian exploration company developing a gold mining interest in Northern Ontario. On January 4, 2010, the Company disposed of IMM.

The Company previously reported that Montebello Developments Inc. ("Montebello") was a subsidiary of the Company. Montebello was a dormant private Ontario Corporation owned by our former Chairman, Kalson Jang with no assets, no liabilities and no business. Although the Company considered a business venture with Montebello, an Agreement was never completed and therefore the Company has no interest in Montebello. The Company did not record any carrying or disposal costs for Montebello and will no longer report Montebello as a subsidiary.

As of December 31, 2010, the Company did not have interests in any business, however subsequent to the period covered by this report as a result of the Agreement to purchase AVT on December 9, 2011, upon closing of the Agreement the Company will have an interest in a social media applications producer and publisher. Refer to footnote 9 Subsequent Events for additional details.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2010 the Company has no products or services available.

Subsequent to the period covered by this report, as a result of the Agreement to purchase AVT as described elsewhere, upon closing of the Agreement the Company will offer a suite of social media applications available over the internet.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2010 the Company has no current business operations.

As described elsewhere, subsequent to the period covered by this report, on December 9, 2011 the Company entered into an Agreement to acquire AVT.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Due to the Agreement to acquire AVT the Company will offer a suite of online social media applications. There are numerous other competitors in the social media applications market, therefore competition is extensive. The competitive conditions in such areas could have a material adverse effect on the Company's
(i) future operations, and (ii) development and acquisition opportunities. The Company will compete for acquisitions with others who may have greater resources.

SOURCES AND AVAILABILITY OF SUPPLIES

In addition to the acquisition of AVT, the Company has taken a broad view to delineate additional opportunities in international markets where the supply of target businesses are abundant.

For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous.

During the period covered by this report we did not retain legal counsel, and our Independent Registered Public Accounting Firm is Bernstein & Pinchuk LLP.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

As of the end of the period covered by this report Empire does not have any active business interests.

The Company will continue to seek new potential acquisition targets to develop a portfolio of assets in conjunction with our plan to acquire AVT as described elsewhere.

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

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2010.

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

Note: Mining Operations

Although Empire does not engage in mining operations, our wholly owned subsidiary IMM which we disposed of on January 4, 2010 had made an investment in Armistice Resources Corp. which does. However, our investment in Armistice did not deem us a controlling entity. Armistice Resources Corp. is a reporting Canadian company and information about its business can be found on the System for Electronic Document Analysis and Retrieval (SEDAR) developed in Canada for the Canadian Securities Administrators (www.sedar.com). As a result of our disposal of IMM, the Company no longer has an interest in Armistice.


Item 3. Legal Proceedings

The Company may be subject to claims arising in the ordinary course of business. We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any legal proceeding or any action being contemplated by a governmental authority.

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for common equity and related stockholder matters

MARKET INFORMATION

Our common stock is quoted on the Over the Counter Pink Sheet Quotation System (OTC-PK), which is a network of security dealers who buy and sell stock. The OTC-PK is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they wish to do so.

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

2009                                                     BID PRICES
PERIOD                                              HIGH             LOW
January 1 - March 31                             $  0.07         $  0.06
April 1 - June 30                                   0.14            0.06
July 1 - September 30                               0.06            0.025
October 1 - December 31                             0.025           0.02

2010
PERIOD
January 1 - March 31                             $  0.015        $  0.02
April 1 - June 30                                   0.015           0.015
July 1 - September 30                               0.015           0.005
October 1 - December 31                             0.01            0.001

SHAREHOLDERS

As of December 31, 2010, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

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

DESCRIPTION OF SECURITIES

As of December 31, 2010, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding and at least 17,969,300 shares are restricted securities of Empire within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. These are restricted because such shares were issued and sold by us in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

The restricted securities may only be sold pursuant to a registration statement or pursuant to Rule 144. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of ours (in general, a person who has a control relationship with us) who has owned restricted securities of common stock beneficially for at least six months is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least one year is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Pursuant to the Agreement to acquire AVT, the Company will purchase 150,000 shares of AVT representing 100% of the issued and outstanding shares of AVT in exchange for 169,995,000 restricted common shares of the Company, or a ratio of approximately 1,133.3 shares of the Company for each share of AVT. After closing the Company will have a total of 188,670,800 shares of common stock issued and outstanding all of the same class.

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

On September 21, 2004, the Company amended its Certificate of Incorporation to increase the number of authorized common shares from 80,000,000 to 400,000,000.

On December 28, 2006, the Company amended its Certificate of Incorporation to decrease the number of authorized common shares from 400,000,000 to 80,000,000.

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

Sale of Shares - Private Placements - Cancellation of Debt

On June 27, 2005 the Company completed a private placement by issuing a total of 2,088,720 pre-split (20,888 post-split) shares of its common stock with a total value of $208,872 to an accredited investor in exchange for the cancellation of debt owed by the Company respectively to the investor.

On July 27, 2005 the Company completed a private placement by issuing a total of 500,000 pre-split (50,000 post-split) shares of its common stock with a total value of $150,000 to an accredited investor in exchange for the cancellation of debt owed by the Company to the investor.

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

On November 26, 2006, the Company completed a private placement by issuing a total of 1,000,000 shares of its common stock with a total value of $127,495 to First Federal Group in exchange for the cancellation of debt and rent for use of office space in New York.

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

REGISTRATION STATEMENTS

On July 27, 2005 Empire issued 500,000 shares each by way of S-8 registration to two consulting firms for an aggregate total of 1,000,000 pre-split (100,000 post-split) shares of its common stock. The consulting firms were engaged to assess and make recommendations with respect to the Company's plans to enter into a merger and reorganization with Vianet Direct, Inc. and subsequently Tradestream Global, AG.

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

On July 9, 2004 we acquired 100% of the shares of IMM Investments Inc. ("IMM"), an Ontario Corporation. On January 4, 2010 the Company disposed of IMM.

As of December 31, 2010, the Company has no business operations and has been seeking new business opportunities during the period covered by this report. However, subsequent to the period covered by this report as a result of the Agreement to purchase AVT on December 9, 2011, upon closing of the Agreement the Company will have an interest in a social media applications producer and publisher.

AVT develops and has acquired a series of social networking entertainment applications on Facebook with approximately 7 million installed users as of the end of November 2011. According to Google Analytics, AVT applications are accessed by users represented in over 200 countries in approximately 134 languages and in more than 13,598 different cities from November 30, 2009 to December 1, 2011. AVT's Facebook application portfolio of products ranges from games, quizzes and social commerce storefronts.

PLAN OF OPERATION

At December 31, 2010 we had no cash and $2,932 in assets and 127,735 in current liabilities. Our cash flow requirement for the twelve-month period from January 2011 to December 2011 is estimated to be $179,735. Anticipated cash outflows are as follows:

ANTICIPATED CASH OUTFLOWS:                            Amount (USD)
                                                      ------------

General and administrative expenses:
Consulting and Wages                                  $     25,000
Accounting                                                  15,000
Legal                                                       10,000
Office and General                                           2,000
                                                      ------------
Total General and Administrative                      $     52,000

Accounts payable due                                       127,735
                                                      ============
Total                                                      179,735
                                                      ============

Empire Consolidated General and Administrative Expenses:
The general and administrative expenses projection of $52,000 is based on the actual expenses incurred during the two most recent years. Future general and administrative expenses are anticipated to be similar to those incurred during these most recent years.

Empire Consolidated Current Accruals Due:
The balance of the current accounts payable at December 31, 2010 due to various parties for services rendered was approximately $127,735. Terms on these accruals vary but they are all currently due on demand.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2010 of $127,735. Additional working capital is not currently assessable since the Company is seeking business opportunities.

Subsequent to the period covered by this report, the Company entered into an Agreement to acquire AVT. Therefore, the amount of working capital required cannot be determined, if any, at this time.

The company plans to fund the above operations, with loans and advances from our current management and to execute private placements with related and other parties over the next twelve months.

CASH INFLOWS

Research and Development:
During the period covered this report and the subsequent twelve months the Company's plan of operation is actively seeking an acquisition or new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

Subsequent to the period covered by this report, the Company entered into an Agreement to acquire AVT. It is impossible at this time to determine the result of our business development as a result of the Agreement. Therefore, the Company will continue to seek additional opportunities and potential acquisition targets to develop a portfolio of assets in conjunction with our plan to acquire AVT.

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

No assurances can be given that we will be able to enter into or complete a business combination, as to the terms of a business combination, or as to the nature of the target business.

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

On December 12, 2011 the Company filed a form 8-K report with the Securities and Exchange Commission containing material facts that management has entered into an agreement to acquire AVT as described elsewhere. Readers of this Annual Report are encouraged to consult our filings with the SEC to read the report and also to determine if we have subsequently filed additional information.

OPERATIONS REVIEW

We have no cash to satisfy our working capital needs for the next year, therefore, over the subsequent twelve months we plan to continue to seek additional business opportunities. We anticipate funding our working capital needs through the issuance of common stock to independent contractors, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the subsequent twelve months, no assurance can be given that we will be able to raise sufficient funds to meet our cash requirements.

During the period covered by this report we have been seeking a business opportunity. Subsequent to the period covered by this report we entered into an Agreement to acquire a new business opportunity, as a result we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

As described elsewhere, pursuant to the Agreement to acquire AVT, the Company will purchase 150,000 shares of AVT representing 100% of the issued and outstanding shares of AVT in exchange for 169,995,000 restricted common shares of the Company, or a ratio of approximately 1,133.3 shares of the Company for each share of AVT. There can be no assurance that the Agreement to acquire AVT will be closed, however, should the closing take place as anticipated on the closing date or as soon as practicable therafter, the Company will have a total of 188,670,800 shares of common stock issued and outstanding all of the same class. The issuance of these new shares will result in dilution to our existing shareholders and a change in control of the Company to the shareholders of AVT.

We anticipate continuing to rely on equity sales of common shares or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities.

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2010, is $5,964. The amounts due to related parties are due on demand, bear no interest, have no fixed terms of repayment and are not secured. On January 4, 2010 the Company agreed to sell IMM Investments Inc. to a related party in exchange for the elimination of debts due in addition to $75,000 of accruals due at December 31, 2009 as a result of a repayment demand of amounts due to them.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Overall Results of Operations
The historical financial information about the Company upon which to base an evaluation of our performance has been interrupted by a number of failed business ventures. Accordingly, comparisons with prior periods are generally not meaningful. As described in Note 3(o) to the Consolidated Financial Statements presentation of certain prior period amounts have been reclassified to segregate assets disposed of on January 4, 2010.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Revenues
The Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business.

Expenses
General and administrative expenses representing the bulk of our net operating results increased from $34,865 in 2009 to $70,846 in 2010. The increase was a result of additional costs incurred as a result of the disposal of IMM and the reclassification of fees incurred to complete and file our outstanding regulatory reports for discontinued operations.

In 2010 we financed our capital needs with advances from a related party. In the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses anticipated to be incurred for filing our regulatory requirements and actively pursuing a new business venture.

Net Income/Loss
For the year ended December 31, 2010, we had a net loss from operations of $85,136 or $0.005 net loss per share which was a decrease of $92,229 in net loss from our net loss of $177,365 or $0.01 net loss per share for the year ended December 31, 2009. During 2009 our losses included $142,500, in general and administrative expenses associated with our discontinued operations of IMM.

Assets and Liabilities

Assets
At December 31, 2010 we had no cash and our total assets were $2,932 compared to no cash and total assets of $211,570 at December 31, 2009.

Liabilities
Our current liabilities at December 31, 2010 were $127,735 versus $259,069 in 2009. The decrease is a result of the disposal of IMM to pay debts due to a related party.

Liquidity and capital resources

The Company had no cash balance at December 31, 2010 or 2009. The notes to our consolidated financial statements as of December 31, 2010, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $5,029,126. As of December 31, 2010, we had $127,735 in current liabilities, when this is offset against our current assets we are left with a working capital deficit of $127,735 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

We have not generated revenues from operations, consequently, we have been dependent upon cash advances from related or other parties and private investors as well as the issuance of our common stock to fund our cash requirements. Specifically, we engage an independent contractor when required to provide services for us. The contractor submits invoices for time and out of pocket expenses.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2010.

CASH FLOWS

Net Cash Used In Operating Activities
Our net cash used in operating activities decreased to $12,347 during the year ended December 31, 2010 versus $29,963 in 2009. The decrease was primarily due to a decrease in accounts payable resulting from reclassification of assets to discontinued operations.

Net Cash Used In Investing Activities
There were no investing activities in 2010 or 2009.

Net Cash Provided By Financing Activities
Our cash from financing activities in 2010 were limited to an advance from a related party of $4,516 versus $1,448 during the year ended December 31, 2009.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 7 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2010 and 2009. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

See Note 8 of Notes to Consolidated Financial Statements for a detailed explanation of our contingencies. We had no long-term commitments at December 31, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2010.

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

See Note 9 "Subsequent Events" of Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EMPIRE GLOBAL CORP.
                    (FORMERLY TRADESTREAM GLOBAL CORP.)

                     CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2010 and 2009

CONTENTS


Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations and Comprehensive Loss                F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)     F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                            F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Empire Global Corp., ("the Company"), and subsidiary as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholder's equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
February 21, 2012


















                                    - F1 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                       Consolidated Balance Sheets

                                                               December 31,
                                                            2010           2009
                                                    ------------   ------------
                                                             US$            US$

          ASSETS

Current Assets
  Pre-paid and other assets                                    -              -
                                                    ------------   ------------

Total Current Assets                                           -              -

  Property and equipment, net                              2,932          3,664
  Assets held for sale                                         -        207,906
                                                    ------------   ------------

                                                           2,932        211,570
                                                    ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable and accrued liabilities               121,771         57,621
  Advances from related parties                            5,964          1,448
  Liabilities held for sale                                    -        200,000
                                                    ------------   ------------

Total Current Liabilities                                127,735        259,069

Commitments and Contingencies                                  -              -

Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding            -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 for both years                             1,868          1,868
  Additional - paid in capital                         4,902,455      4,902,455
  Accumulated other comprehensive income                       -         (7,832)
  Deficit                                             (5,029,126)    (4,943,990)
                                                    ------------   ------------
Total Stockholders' Equity (Deficiency)                 (124,803)       (47,499)
                                                    ------------   ------------

                                                           2,932        211,570
                                                    ============   ============















                See notes to consolidated financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
      Consolidated Statements of Operations and Comprehensive Loss

                                                       Years ended December 31,
                                                            2010           2009
                                                    ------------   ------------
                                                             US$            US$

Revenue                                                        -              -

General and administrative expenses                       70,846         34,865

Loss from continuing operations
 before income tax expenses                              (70,846)       (34,865)
                                                    ------------   ------------

Other Income (expense)

Loss on sale of IMM Investments Inc. - discontinued
      operations                                         (15,738)      (142,500)
Gain from Loan Forgiveness                                 1,448              -
                                                    ------------   ------------
Total Other expense                                      (14,290)      (142,500)


Loss before income taxes                                 (85,136)      (177,365)

Income tax expense                                             -              -
                                                    ------------   ------------
Net Loss                                                 (85,136)      (177,365)

Other comprehensive income (loss)

Foreign currency translation adjustment                        -         28,515
                                                    ------------   ------------

Comprehensive Loss                                       (85,136)      (148,850)
                                                    ============   ============

Basic and fully diluted loss per share - continuing
     operations                                           (0.004)        (0.002)
                                                    ============   ============
Basic and fully diluted loss per share - discontinued
     operations                                           (0.001)        (0.008)
                                                    ============   ============

Basic and fully diluted loss per common share             (0.005)        (0.010)
                                                    ============   ============
Basic and fully diluted weighted average number of
  shares outstanding                                  18,675,800     18,675,800
                                                    ============   ============














                See notes to consolidated financial statements

                                    - F3 -

                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficiency)


                                                                                Accumulated
                                                       Common    Additional           Other                         Total
                                                        Stock       Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------
                                    <c>     US$   <c>     US$   <c>     US$   <c>       US$   <c>     US$   <c>       US$

Balance at January 1, 2009           18,675,800         1,868     4,902,455         (36,347)   (4,766,625)        101,351

Foreign currency
 translation adjustment                                     -             -          28,515             -          28,515
Net loss                                                    -             -               -      (177,365)       (177,365)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2009                    18,675,800         1,868     4,902,455          (7,832)   (4,943,990)        (47,499)

Foreign currency
 translation adjustment                                     -             -           7,832             -           7,832
Net loss                                                    -             -               -       (85,136)        (85,136)
                                    -------------------------------------------------------------------------------------
Balance
December 31, 2010                    18,675,800         1,868     4,902,455               -    (5,029,126)       (124,803)

                                    =====================================================================================


































                See notes to consolidated financial statements

                                    - F4 -

                           EMPIRE GLOBAL CORP.
                  (FORMERLY TRADESTREAM GLOBAL CORP.)
                 Consolidated Statements of Cash Flows

                                                       Years ended December 31,
                                                            2010           2009
                                                    ------------   ------------
                                                             US$            US$

Cash Flows from Operating Activities
   Net loss from continuing operations                   (70,846)       (34,865)
Adjustments to reconcile net loss to
       net cash used in operating activities
   Depreciation and amortization                             732            917
   Loss on discontinued operations                       (14,290)      (142,500)

Changes in operating assets and liabilities
  - continuing operations
   Accounts payable and accrued liabilities               64,150         32,500
   Prepaid and sundry assets                                   -         20,000
                                                    ------------   ------------
Changes in operating assets and liabilities
  - discontinued operations
   Assets held for sale                                  207,906        (28,515)
   Liabilities held for sale                            (200,000)       122,500
                                                    ------------   ------------

Net cash used in operating activities                    (12,348)       (29,963)
                                                    ------------   ------------
Net cash used in discontinued operations                       -             -
                                                    ------------   ------------

Cash Flows from Financing Activities
   Advances from related parties                           4,516          1,448
                                                    ------------   ------------
Net cash provided by financing activities                  4,516          1,448
                                                    ------------   ------------

Effect of foreign exchange fluctuation in cash             7,832         28,515

Net increase(decrease) in cash and cash equivalents            -              -

Cash and cash equivalents - beginning of year                  -              -
                                                    ------------   ------------
Cash and cash equivalents - end of year                        -              -
                                                    ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                       -              -
                                                    ============   ============
Income taxes                                                   -              -
                                                    ============   ============

Supplemental items not affecting cash:

   Common Stock issued for debt                                -              -
                                                    ------------   ------------








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

In June 2004, the Company acquired IMM Investments Inc. an Ontario Corporation in exchange for 210,000 (21 million pre-reverse stock splits) shares of the Company paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. On January 4, 2010 the Company disposed of IMM and is actively seeking new business opportunities.

The Company previously reported that Montebello Developments Inc. ("Montebello") was a subsidiary of the Company. Montebello was a dormant private Ontario Corporation owned by our former Chairman, Kalson Jang with no assets, no liabilities and no business. Although the Company considered a business venture with Montebello, an Agreement was never completed and therefore the Company has no interest in Montebello. The Company did not record any carrying or disposal costs for Montebello therefore as of the fiscal year ended December 31, 2010 will no longer report Montebello as a subsidiary.

As reported in footnote 9 Subsequent Events, on December 9, 2011, the Company entered into a Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. When the transaction is closed, AVT will become a wholly-owned subsidiary of Empire Global Corp.

2. Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred losses amounting to $5,029,126 since inception. We have no cash and we anticipate cash outflows of $179,735 during the year ended December 31, 2011. Continuation as a going concern is uncertain and depends upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that the Company will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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










                                    - F6 -

3. Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

These consolidated financial statements include the accounts of the Company and IMM Investments Inc. a wholly owned subsidiary which was disposed of on January 4, 2010.

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

e) Organization Costs

Organization costs are tested annually for impairment in accordance with FASB ASC 350-30-65, "Goodwill and Other Intangible Assets". The impairment test consists of comparing the fair value of the incorporation cost with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2010 and 2009, no impairment losses related to these items have been identified.

f) Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 350-30, General Intangibles Other than Goodwill, formerly SFAS No. 142, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

g) Loss Per Share

Net loss per common share is computed pursuant to FASB ASC 260-10-45. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.



                                    - F7 -

h) Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10 "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Additionally, the Company adopted ASC 740-10 which provided guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position and clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. This adoption did not have an impact on the accompanying consolidated financial statements.

i) Comprehensive Income

The Company adopted FASB ASC 220-10-45, "Reporting Comprehensive Income.",
ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments.

At December 31, 2010 and 2009 the Company recorded $7,832 and $28,515 respectively in accumulated other comprehensive income from its foreign currency translation.









                                    - F8 -

j) Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The carrying value of the Company's short term investments, prepaid and sundry assets, accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

The Company adopted accounting guidance for financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

  Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

  Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.

k) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to FASB ASC 830-20 "Foreign Currency Translation". The functional and reporting currency of the Company is the U.S. dollar ("US$"), while the functional and reporting currency for IMM Investments Inc., a wholly-owned Canadian subsidiary, which was disposed of on January 4, 2010, is the Canadian dollar. Although IMM had no operations, it owns shares of Armistice Resources Corp. a Canadian mining company. The purchase price and shares of Armistice are valued in Canadian dollars. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. The items which are subject to translation adjustments were the investment in Armistice Resources Corp. and organization cost.

Assets and liabilities are translated into United States dollars using the current exchange rate, while revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

All remaining expenses were incurred in US Dollars.





                                    - F9 -

l) Stock Based Payments

The Company adopted ASC 718-20-10; Share Based Payments (formerly SFAS No. 123R) which establishes the financial accounting and reporting standards for stock-based compensation. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions as an expense. Stock based compensation is measured at fair value at the time of the grant.

The Company had no outstanding options or warrants at December 31, 2010 and 2009.

m) Subsequent events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Refer to Note 9 Subsequent Events for additional details.

n) Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.
The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate references to pre-codification standards.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements". This update addresses both the interaction of the requirements of Topic 855, "Subsequent Events", with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events
(paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated results of operations or financial condition.

In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations which amended ASC Topic 805 "Business Combinations" to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (October 1, 2011 for the Company). Early adoption is permitted. The Company does not expect the adoption of this ASC to have a material impact on the Company's consolidated financial statements.





                                    - F10 -

n)  Recent Accounting Pronouncements (cont'd)

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement
(ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRS's. This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles
(GAAP) and International Financial Reporting Standards (IFRS). Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, doesn't anticipate the adoption of this update having a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which is intended to simplify how entities test for goodwill impairment by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim goodwill impairments tests for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

o) Reclassification

The organizational costs of our wholly owned subsidiary and our investment in Armistice Resources Corp. have been reclassified for each period as Assets Held for Sale.










                                    - F11 -

4. Discontinued Operations - Impairment of Investment in Armistice Resources Corp. and Sale of IMM

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

During the fourth quarter of 2008, we determined that due to the terms of escrow agreement, the risks and estimated legal costs to recover the shares of Armistice as well as selling costs, it was more likely than not that the assets of IMM would be disposed of significantly before our previous estimates of its useful life. Therefore, at December 31, 2008 the Company performed an impairment test resulting in an impairment of $624,939 in the value of our investment in Armistice. As a result, our investment in Armistice as of December 31, 2008 was $177,985.

Through December 31, 2009, our investment in Armistice was recorded at cost net of impairment and included in long term assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). On December 31, 2009, shares in Armistice had a quoted market value of $0.22 Canadian per share.

Our assets held for sale of $207,906 on December 31, 2009 included our investment in Armistice as well as foreign currency translation of $28,291 and organizational costs of IMM of $1,629. On January 4, 2010 the Company entered into an Agreement of Purchase and Sale with Braydon Capital Corp. to dispose of IMM in exchange for elimination of debt in the amount of $200,000.

As a result of the sale, we disposed of advances from related parties in the amount of $128,500 as well as $71,500 in accounts payable. In addition, Braydon agreed to forgive $1,448 in fees paid to our Transfer Agent which were also recorded as advances from a related party. The details of the sale of IMM are as follows:

 Assets held for Sale at December 31, 2009

    Investment in Armistice net of impairment                        $  206,277
    Organization Costs                                                    1,629
                                                                     ----------
 Total Value of Assets held for Sale                                    207,906
                                                                     ----------

 Liabilities held for Sale

    Accounts payable                                                     71,500
    Advances from related parties                                       128,500
                                                                     ----------
                                                                        200,000
                                                                     ----------

Loss on sale of IMM, excluding foreign currency translation gain     $    7,906
Foreign currency translation                                              7,832
(Gain) on forgiveness of Advance from realted party                  (    1,448)
                                                                     ----------
Net loss on sale                                                     $   14,290
                                                                    ===========
                                    - F12 -

5. Equipment

Equipment at December 31, 2010 and 2009 consists of the following:

                                                               2010         2009
                                                         ----------   ----------
Telephone system                                         $   11,192   $   11,192
Less accumulated depreciation                                 8,260        7,528
                                                         ----------   ----------
                                                         $    2,932        3,664
                                                         ==========   ==========




6. Advances from Related Party

As a result of the sale of IMM Investments Inc. on January 4, 2010, $128,500 of Advances from Related Parties was eliminated and were reclassified as Liabilities held for sale as follows:

                                                                 2010       2009
                                                           ---------- ----------
Prosper Consulting                                          $       - $   40,000
Gold Street Capital                                                 -     17,500
Braydon Capital Corp.                                               -     71,000
                                                           ---------- ----------
Advances from related parties (Liabilities held for sale):  $       -    128,500
                                                           ========== ==========


Advances due from related parties are non-interest bearing and are due on demand. Advances from related parties as of December 31, 2010 and 2009 are as follows:

                                                                 2010       2009
                                                           ---------- ----------

Braydon Capital Corp.                                           5,964      1,448
                                                           ---------- ----------
Total advances from related parties:                        $   5,964 $    1,448
                                                           ========== ==========


Also, as a result of the sale of IMM Investments Inc. on January 4, 2010, Advances from Related Parties of $1,448 was forgiven. (See Note 4)






















                                    - F13 -

7. Income Taxes

Income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

For 2010 the deferred tax of approximately $29,000 compared to $62,000 for 2009, (35% of net loss from operations excluding impairment loss) was offset by a valuation allowance of $29,000 and $62,000 resulting in a net income tax of zero for 2010 and 2009 respectively.

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

At December 31, 2010 the Company had deferred tax assets of approximately $85,000 and $177,000 for 2009 due to net operating loss carryforwards available to reduce future Federal income taxes earned in the United States. A 100% valuation allowance of approximately $85,000 and $177,000 for 2010 and 2009 respectively has been established since management believes it is more likely than not that the deferred tax assets will not be realized.

The Company has accumulated a net operating loss carryforward of approximately $5,029,126 as of December 31, 2010. This loss carryforward may be offset against future taxable income through the year 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

8. Commitments and Contingencies

The Company may be subject to claims arising in the ordinary course of business. The Company was subject to direct legal proceedings which were concluded in June 2010 as well as indirect proceedings involving our current Chairman and Principal Executive Officer which were concluded in May 2011 subsequent to the period covered by this report. As a result of the conclusion of these matters, the Company and our Chairman and Executive Officer are no longer subject to legal proceedings.


1 On November 1, 2005, the Company was served with a Statement of Claim filed in the Ontario Superior Court of Justice by Advanced Refractive Technologies Inc. ("Advanced"). In June 2010, the matter was mutually settled between the parties. As a result of the mutual settlement the claim against the Company was discontinued with no loss to the Company.









                                    - F14 -

2. On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company ("executive officer"), and companies controlled by our executive officer, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party hired by Kalson Jang's father, collectively the "respondents" an order to cease trading in shares of Pender International Inc. ("Pender") an Ontario corporation owned by our former Chairman Kalson Jang and his father Kalano Jang a former shareholder of the Company. The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our executive officer.

   As a result of the court proceedings, it was learned that the individual co-accused with our executive officer, while employed by a company associated with Kalano Jang, was a rogue RCMP agent and acted to defraud our executive officer, it was also discovered that senior RCMP officers had tampered with evidence allegedly to cover-up certain improper RCMP procedures and actions leading to the fraud perpetrated against our executive officer and admitted to a violation of his Canadian Charter Rights. On May 17, 2011 our executive officer entered into a settlement agreement offered by the OSC whereby the OSC agreed that our executive officer had no involvement in the fraud perpetrated against him by the co-accused RCMP agent and our executive officer agreed that he failed to properly monitor his trading accounts leading to the fraud committed against him by the former RCMP agent. Our executive officer agreed not to act in the capacity of an officer or director of any Canadian issuer for a period of five years.

   Criminal charges and proceedings against our executive Officer were susbequently stayed on May 18, 2011.

9. Subsequent Events

The Company has evaluated subsequent events through the date of this Annual Report on this form 10-K for the year ended December 31, 2010, and has disclosed such items in this note as follows:

On December 9, 2011, Empire Global Corp. (the "Company") entered into a
Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. When the transaction is closed, AVT will become a wholly-owned subsidiary of Empire Global Corp.

Pursuant to the Agreement the Company will purchase 150,000 shares of AVT representing 100% of the issued and outstanding shares of AVT in exchange for 169,995,000 shares of the Company, or a ratio of approximately 1,133.3 shares of the Company for each share of AVT. There can be no assurance that the Agreement to acquire AVT will be closed, however, should the closing take place as anticipated on the closing date or as soon as practicable therafter, the issuance of these new shares will result in a change in control of the Company to the shareholders of AVT.

AVT develops and has acquired a series of social networking entertainment Applications on Facebook with approximately 7 million installed users as of the end of Nov 2011. According to Google Analytics, AVT applications are employed by users represented in over 200 countries in approximately 100 languages and in more than 11,000 different cities from Jan 2010 to Dec 2011. AVT's Facebook application portfolio of products ranges from games, quizzes and social commerce storefronts. AVT aims to tap this user base to virally promote innovative new applications it will be producing internally and with its business partners.

At the closing of this agreement, the Company will also transform itself into the world's first public quoted company that is managed principally using the Facebook Application Platform.

The Share Exchange Agreement is subject to, among other things, (i) completion of due diligence by the parties to the Agreement; (ii) approval of the respective board of directors of each party and (iii) there being no material adverse change in the financial condition, business or prospects of the Company or AVT prior to closing. The closing date of the Agreement has been extended until March 6, 2012 or as soon as practicable therafter.
                                    - F15 -

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9a. Controls and procedures

Annual Evaluation of Discloure Controls
We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), who are the same person, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control, Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal years ended December 31, 2010 and 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2010, Empire had two directors and two executive officers, all of which do not have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Subsequent to the period covered by this report, on June 6, 2011, Mr. Dominelli resigned as Chairman of the Board and as Interim Chief Executive Officer and Chief Financial Officer but remained as a director. On the same day Mr. Michael Ciavarella was appointed as Chairman of the Board and as President, Chief Operating Officer and Chief Financial Officer, while Mr. Merchant was appointed to Chief Executive Officer. Also, on October 27, 2011, Mr. Merchant resigned as Chief Executive Officer and director of the Company and on the same day
Mr. Ciavarella resigned as president and was appointed Chief Executive Officer.

Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name                Age  Position               Date First Elected  Term Expiry

Michael Ciavarella  49   Chairman, Director         June 6, 2011          None
                         Chief Executive Officer,
                         Chief Financial Officer,
                         Chief Operating Officer

Vic Dominelli       47   Director                   January 6, 2005       None
                         Secretary




Identity of Significant Employees
There are no employees or personnel that are expected to make a significant contribution to the business.

Family Relationships
There are no family relationships among the current directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Resumes

Michael Ciavarella, B.Sc. - Chairman of the Board, CEO, COO, CFO

2005 - 2011     Director of Operations, Empire Global Corp.
2004            President and CEO, Empire Global Corp (formerly Pender)
1990 - 2007     Independent Investment Advisor, Limited Market Dealer
1986 - 1990     Teacher - Cree School Board

Mr. Ciavarella is 49 years old and is our former president, and chief executive officer. Mr. Ciavarella graduated from Laurentian University with a Bachelor of Science degree in science with studies in mining engineering. From 2002 to 2004 Mr. Ciavarella has served as a senior executive, financial planner and life insurance underwriter with Dagmar Insurance Services and financial advisor with Manulife Financial.

In 2004, Mr. Ciavarella was instrumental in financing Armistice Resources Corp. a distressed gold mining venture situated in Northern Ontario, Canada. As a result of Mr. Ciavarella's investment and the efforts invested by Armistice's current management and staff, Armistice has completed its initial exploration and development and is planning to commence mining operations and gold production.

Since 2005, Mr. Ciavarella has been engaged as our Director of Operations and assisted in a number of acquisition endevours explored by the Company during the period. In 2011, Mr. Ciavarella was appointed as chairman and executive officer.


Vic Dominelli - Director, Secretary

2002 - Current    Construction Supervisor
1985 - 2002       Senior Human Resources Manager Bombardier Aircraft Canada Inc.

Involvement in Certain Legal Proceedings

1. No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2. No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).
3. No current director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities with the exception of the specific temporary restrictions limited to Canada mutually agreed to between Mr. Michael Ciavarella and the Ontario Securities Commission.
4. No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
Based solely on a review of forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, which the exception of Braydon Capital Corp., and Gold Street Capital Corp. the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Nomination Procedure for Directors
Empire has adopted a nominee committee charter however, due to our limited operations does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.

Identification of Audit Committee
Our audit committee is comprised of Angela S. Chu, a Certified General Accountant and David Ciavarella, a Chartered Accountant. The audit committee reports to the board of directors when performing the required functions of the audit committee.

Code of Ethics
On February 21, 2006, the Company's board of directors formally adopted a Code of Business Conduct and Ethics effective December 31, 2005.

The Company filed the Code of Business Conduct and Ethics on April 17, 2006 with the Securities and Exchange Commission as an Exhibit to the annual report on form 10-KSB for the year ended December 31, 2005 and a copy is attached by reference herein as an Exhibit to this annual report. The Company will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Empire Global Corp., Suite 2, 648 Finch Ave. East, Toronto, Ontario, M2K 2E6 Attention: President and CEO.

Item 11. Executive compensation

The following table sets out compensation and awards paid to our officers and directors during the period covered by this report.

SUMMARY COMPENSATION TABLE

-
                                                          Restricted   Securities
Name and                                                       Stock   Underlying         LTIP      All Other         Total
principal                         Salary        Bonus       Award(s)      Options      Payouts   Compensation  Compensation
position                Year         ($)          ($)            ($)           ($)     SARs (#)           ($)           ($)
---------------------   ----   ---------   ----------   ------------   -----------   ----------   ----------   ------------

Vic Dominelli,
I/CEO, CFO, Chairman    2010           0            0              0             0            0            0              0
                        2009           0            0              0             0            0            0              0
                        2008           0            0              0             0            0            0              0
                        2007           0            0              0             0            0            0              0
                        2006           0            0              0             0            0            0              0
                        2005           0            0              0             0            0            0              0




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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2010 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 648 Finch Ave., East, Suite 2, Toronto, Ontario M2K 2E6.

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------
Common             Braydon Capital Corp.                 4,568,700      24.5%
144-Restricted     Shareholder

Common             Prosper Consulting Corp.              4,559,200      24.4%
144-Restricted     Shareholder

Common             Gold Street Capital Corp.             2,676,500      14.3%
144-Restricted     Shareholder

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2010.

SECURITY OWNERSHIP OF MANAGEMENT

                   Name and Address                                   Percent
Title of Class     of Beneficial Owner                      Amount   of Class
----------------   --------------------------------   ------------   --------

Common             Michael Ciavarella, Chairman                  0         0%
                   CEO, COO, CFO


Common             Vic Dominelli, Director                 343,000       1.8%
144-Restricted     and Director
                   Suite 2 - 648 Finch Ave. East
                   Toronto, Ontario, M2K 2E6

Common             Total shares owned by officers          343,000       1.8%
144-Restricted     and directors of the Company as
                   a group. All directors and
                   executive officers (2 persons)


CHANGES IN CONTROL

As described elsewhere in this report, upon closing of the Stock Purchase and Share Exchange Agreement with Avontrust Global Pte. Ltd., control of the Company shall change to the principal shareholders of Avontrust.

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

Promoters and control persons
During the past six fiscal years, Vic Dominelli has been a promoter of Empire's business, however Mr. Dominelli has not received anything of value from Empire or its subsidiaries nor is any person entitled to receive anything of value from Empire or its subsidiaries for services provided as a promoter of the business of Empire and its subsidiaries.

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

In applying this definition, our board of directors has determined that Vic Dominelli qualifies as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual

As of the date of the report, Empire did not maintain a separately designated compensation or nominating committee, however, the company has also adopted this definition for the independence of the members of its audit committee.
Mr. Dominelli does not serve on any committees of the board.

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $20,000 in connection to audits for the periods ended December 31, 2009 and 2010.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2010 and 2009.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2010 and 2009 other than those previously disclosed.

ALL OTHER FEES
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2010 and 2009.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES
During the period covered by this report the Company had a standing audit committee to perform all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to our engagement of an accounting firm and report to the Board of Directors. All of the services rendered for us by Bernstein and Pinchuk, LLP were pre-approved by our Board of Directors.

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

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)

On June 13, 2011, the Company filed an 8-K to report the following:
That Mr. Ciavarella had entered into a settlement agreement with the Ontario Securities Commission (OSC) whereby the OSC agreed that Mr. Ciavarella had no involvement in an alleged fraud orchestrated by Michael Mitton a rogue agent of the Royal Canadian Mounted Police (RCMP) and Mr. Ciavarella agreed that he failed to properly monitor his securities account at HSBC Securities. In the same report, the Company reported that criminal Proceedings were stayed against Mr. Ciavarella on May 18, 2011.

On June 13, 2011, the Company filed an 8-K to report the following:
Mr. Dominelli tendered his resignation as Interim Chief Executive Officer and Chief Financial Officer and Chairman but would remain a director. At the same time, Mr. Ciavarella was appointed as Chairman, President, Chief Operating Officer and Chief Financial Officer and Mr. Sam Merchant, our Director was appointed as Chief Executive Officer.

On October 28, 2011, the Company filed an 8-K to report the following:
Mr. Merchant tendered his resignation as Chief Executive Officer and director. At the same time, Mr. Ciavarella was stepped down as President and was appointed as Chief Executive Officer.

On December 12, 2011, the Company filed an 8-K to report the following:
The Company entered into an Agreement to acquire Avontrust Global Pte. Ltd. with a closing date of January 6, 2012.

On February 1, 2012, the Company filed an amendment to the form 8-K to report the following:
The Company and Avontrust Global Pte. Ltd. mutually agreed to extend the closing date of the Agreement to March 6, 2012 to provide additional time to file required financial statements.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.



By:  /s/ Michael Ciavarella                            Date: February 21, 2012.
Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael Ciavarella                            Date: February 21, 2012.
Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)