Form 10-Q
period 2011-03-31
EMPIRE GLOBAL CORP.
filed 2012-03-02
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2011

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

There were 18,675,800 shares of Common Stock outstanding as of March 31, 2011.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2011, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                         F-1 - F-8
Item 2.  Management's Discussion and Analysis or Plan of Operation           12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16
Item 4.  Controls and Procedures                                             16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17
Item 1A. Risk Factors                                                        17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17
Item 3.  Defaults Upon Senior Securities                                     17
Item 4.  Submission of Matters to a Vote of Security Holders                 17
Item 5.  Other Information                                                   17
Item 6.  Exhibits                                                            17

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 2011 and 2010




CONTENTS


Balance Sheets                                                               F1

Statements of Operations and Comprehensive Loss                              F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-8

                           EMPIRE GLOBAL CORP.
                              Balance Sheets


                                                          March 31, December 31,
                                                              2011         2010
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                2,785        2,932
                                                           -------      -------

                                                             2,785        2,932
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                 122,051      121,771
  Advances from related party                                5,964        5,964
                                                           -------      -------

Total Current Liabilities                                  128,015      127,735

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding,                  1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -            -
Accumulated Deficit                                     (5,029,553)  (5,029,126)
                                                           -------      -------

Total Stockholders' Deficiency                            (125,230)    (124,803)
                                                           -------      -------

                                                             2,785        2,932
                                                           =======      =======












                       See notes to financial statements

                                    - F1 -

                           EMPIRE GLOBAL CORP.
            Statements of Operations and Comprehensive Loss
                              (Unaudited)
              All amounts in US$ except number of shares

                                                    Three Months Ended March 31,
                                                              2011         2010
                                                         ---------  -----------

Revenue                                                          -            -

General and administrative expenses                            427       20,544

Loss from continuing operations before income tax expenses    (427)     (20,544)
Income tax expenses                                              -            -
                                                         ---------  -----------
Loss from continuing operations                               (427)     (20,544)

Other income (expense)

Gain from forgiveness of debt                                    -        1,448
                                                         ---------  -----------
Total other income (expense)                                     -        1,448

Loss before discontinued operations                              -      (19,096)
                                                         ---------  -----------
Loss on sale of IMM Investments Inc. - discontinued
     operations                                                  -      (15,738)
                                                         ---------  -----------

Net Loss                                                      (427)     (34,834)
                                                         =========  ===========


Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)
                                                         =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)
                                                         =========  ===========


Basic and fully diluted loss per share                       (0.00)       (0.00)
                                                         =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800
                                                        ==========  ===========



                       See notes to financial statements









                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)


                                                    Three Months Ended March 31,
                                                              2011         2010
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                    (427)     (34,834)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                147          183
  Accounts payable and accrued expenses                        280       17,861
  Prepaid expenses                                               -            -

Changes in operating assets and liabilities
  Assets of discontinued operations                              -      207,906
  Liabilities of discontinued operations                         -     (200,000)
                                                           -------     --------

Net cash (used in) operating activities                          -       (8,884)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                      -        1,052
                                                           -------     --------

Net cash provided by financing activities                        -        1,052
                                                           -------     --------
Effect of foreign exchange fluctuation                           -        7,832

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
                                                           =======     ========







                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     Notes to Financial Statements
                              (Unaudited)

1.  Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp.

The Company's principal executive offices are headquartered in Canada.

2.  Going Concern

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

During the quarter ended March 31, 2011, we had a loss of $427. The Company has incurred losses amounting to $5,029,553 since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The accompanying unaudited financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on February 21, 2012 for the fiscal year ended December 31, 2010. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2010. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the annual consolidated financial statements

                                    - F4 -
and notes for the year ended December 31, 2010. The functional currency used by the Company is the US dollar.

b)  Use of Estimates

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

c)  Income Taxes

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

e) Impairment of Long Lived Assets

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

f)  Fair Value of Financial Instruments

The carrying value of the Company's accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.




                                    - F5 -

g)  Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

h)  Recent Accounting Pronouncements

In the quarter ending March 31, 2011, the Financial Accounting Standards Board ("FASB") has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

i)  Discontinued Operations - Investment in Armistice Resources Corp.

On January 4, 2010 we disposed of our wholly owned subsidiary IMM Investments Inc. (IMM) which owned 5,000,000 shares of Armistice Resources Corp. (Armistice).

4. Discontinued Operations - Impairment of Investment in Armistice Resources
   Corp.

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

Investment in Armistice net of impairment                            $  206,277
Organizational cost                                                       1,629
                                                                     ----------
                                                                        207,906
                                                                     ----------

Gain on forgiveness of Liabilities                                   $  200,000
                                                                     ----------
Loss on sale of IMM, excluding foreign currency translation gain     $    7,906
Foreign currency translation                                         $    7,832
                                                                     ----------
Net loss on sale                                                     $   15,738
                                                                     ==========


5.  Property and Equipment

Equipment consists of the following:

                                              March 31, 2011  December 31, 2010
                                                    --------        -----------
  Telephone system                                 $  11,191          $  11,191
  Less accumulated depreciation                        8,407              8,260
                                                   ---------          ---------
                                                   $   2,785          $   2,932
                                                   =========          =========

                                    - F6 -

6.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of March 31, 2011 are as follows:

                                              March 31, 2011  December 31, 2010
                                                    --------        -----------

Braydon Capital Corp.                                  5,964              5,964
                                                    --------          ---------
Total advances from related parties:                $  5,964          $   5,964
                                                    ========          =========

7.  Commitments and Contingencies

The Company may be subject to claims arising in the ordinary course of business. The Company was subject to direct legal proceedings which were concluded in June 2010 and in indirect proceedings involving our current Chairman and Principal Executive Officer which were concluded in May 2011 subsequent to the period covered by this report. As a result of the conclusion of these matters, the Company and our Chairman and Executive Officer are no longer subject to legal proceedings.


1. On December 10, 2004, the Ontario Securities Commission ("OSC") served upon the former President and C.E.O. of the Company ("executive officer"), and companies controlled by our executive officer, as well as a shareholder of the Company related to the father of our former Chairman Kalson Jang and an unrelated party hired by Kalson Jang's father, collectively the "respondents" an order to cease trading in shares of Pender International Inc. ("Pender") an Ontario corporation owned by our former Chairman Kalson Jang and his father Kalano Jang a former shareholder of the Company. The allegations stated among other things that Armistice was a worthless, flooded mine and that there was no basis for the increase in the share price of the Company. On September 26, 2006 the Royal Canadian Mounted Police ("RCMP") charged our executive officer.

   As a result of the court proceedings, it was learned that the individual co-accused with our executive officer, while employed by a company associated with Kalano Jang was a rogue RCMP agent and acted to defraud our executive officer, it was also discovered that a senior RCMP officer had tampered with evidence allegedly to cover-up certain improper RCMP procedures. On May 17, 2011 our executive officer entered into a settlement agreement offered by the OSC whereby the OSC agreed that our executive officer had no involvement in the fraud perpetrated against himself by the co-accused RCMP agent and our executive officer agreed that he failed to properly monitor his trading accounts leading to the fraud committed against him by the former RCMP agent. Our executive officer agreed not to act in the capacity of an officer or director of any Canadian issuer for a period of five years.

   Criminal charges and proceedings against our executive Officer were stayed on May 18, 2011.







                                    - F7 -

8.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended March 31, and has disclosed such items in this note as follows.

On December 9, 2011, Empire Global Corp. (the "Company") entered into a
Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. When the transaction is closed, AVT will become a wholly-owned subsidiary of Empire Global Corp.

Pursuant to the Agreement, at the anticipated closing date of March 6, 2012 the Company will purchase 150,000 shares of AVT representing 100% of the issued and outstanding shares of AVT in exchange for 169,995,000 shares of the Company, or a ratio of approximately 1,133.3 shares of the Company for each share of AVT. The Company will increase the authorized shares in order to issue the new shares.

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

The Share Exchange Agreement is subject to, among other things, (i) completion of due diligence by the parties to the Agreement; (ii) approval of the respective board of directors of each party and (iii) there being no material adverse change in the financial condition, business or prospects of the Company or AVT prior to closing. We expect the acquisition to close no later than March 6, 2012, unless extended by the parties.






















                                    - F8 -

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2010). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2010. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Hereinafter, Empire Global Corp. ("Empire") will be referred to as the Company throughout the balance of this document.

Our Objectives and Areas of Focus

Empire was organized under the laws of the State of Delaware on August 26, 1998. The Company went through various name changes prior to September 2005 when the name was changed to Empire Global Corp. We currently intend to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

During the three months ended March 31, 2011, we had no income.

Due to limited operations, we are presently seeking new business opportunities. As reported in footnote 8 "Subsequent Events", the Company has entered into an Agreement to acquire AVT.

Challenges and Risks

We have accumulated a deficit of $5,029,553 to March 31, 2011 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, or that we will be able to reduce operating expenses. Our unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies and recent accounting pronouncements described in Note 3 to our unaudited financial statements are included in the annual report for the year ended December 31, 2010 and a summary of critical accounting policies and recent accounting pronouncements is included in
Note 3(h) of this form 10-Q.

We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We have applied our critical accounting policies and estimation methods consistently. A comprehension of our critical accounting policies is necessary to understand our financial results as their application places the most significant demands on our management's judgment.

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

As described elsewhere, subsequent to the period covered by this report, on December 9, 2011 the Company entered into an Agreement to acquire AVT. The Agreement is expected to close on March 6, 2012. Over the next twelve months we plan to continue seek out additional new business opportunities. If we enter into a new business opportunity or close such a venture, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Related-Party Transactions

Included in the $128,015 of current liabilities at March 31, 2011 is $5,964 in advances from related parties. None of the amounts due to related parties bear interest, nor any fixed terms of repayment or are secured.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues

We had no revenue from operations during the three months ended March 31, 2011.

Operating Expenses

Our operating expenses decreased by $20,117 or 98%, from $20,544 for three months ended March 31, 2010 to $427 for the three months ended March 31, 2011. This decrease was largely a result of the costs associated with preparation of our financial reports and auditing fees.

We expect our operating costs to be approximately $179,735 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2011 or on December 31, 2010. The notes to our unaudited financial statements as of March 31, 2011, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $5,029,553. As of March 31, 2011, we had $128,015 in current liabilities and no current assets, as such we are left with a working capital deficit of $128,015 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2011.

Net Cash Used In Operating Activities

We had no Net cash used in operating activities during the three months ended March 31, 2011 compared to $8,884 used for the period ended March 31, 2010. The difference arises as a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Provided By Financing Activities

We had no Net cash provided by financing activities during the three months ended March 31, 2011 compared to $1,052 from an advance from a related party provided for the period ended March 31, 2010. The difference is a result of reduced administrative costs.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2011 or March 31, 2010.

Contingencies and Commitments

See Note 7 of Notes to Financial Statements for a detailed explanation of our contingencies.

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

Changes in Internal Controls

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: March 2, 2012.
   -------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer