Form 10-Q
period 2011-06-30
EMPIRE GLOBAL CORP.
filed 2012-03-09
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2011

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

There were 18,675,800 shares of Common Stock outstanding as of June 30, 2011.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2011, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                      UNAUDITED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and SIX MONTH PERIODS ENDED
                          JUNE 30, 2011 and 2010




CONTENTS


Balance Sheets                                                               F1

Statements of Operations and Comprehensive Loss                              F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-8

                           EMPIRE GLOBAL CORP.
                             Balance Sheets


                                                           June 30, December 31,
                                                              2011         2010
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                    -        2,932
                                                           -------      -------

                                                                 -        2,932
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                 122,291      121,771
  Advances from related party                                5,964        5,964
  Liabilities of discontinued operations                         -            -
                                                           -------      -------

Total Current Liabilities                                  128,255      127,735

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding                   1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -            -
Deficit                                                 (5,032,578)  (5,029,126)
                                                           -------      -------

Total Stockholders' Deficiency                            (128,255)    (127,803)
                                                           -------      -------

                                                                 -        2,932
                                                           =======      =======











                      See notes to financial statements

                                    - F1 -


                                                      EMPIRE GLOBAL CORP.
                                            (FORMERLY TRADESTREAM GLOBAL CORP.)
                                       Statements of Operations and Comprehensive Loss
                                                         (Unaudited)
                                         All amounts in US$ except number of shares

                                                     Three Months Ended June 30,  Six months ended June 30,
                                                              2011         2010          2011         2010
                                                               US$          US$           US$          US$
                                                         ---------  -----------     ---------  -----------

Revenue                                                          -            -             -            -
                                                         ---------  -----------     ---------  -----------

General and administrative expenses                            240       32,863           667       53,407

Loss from continuing operations before income tax expenses    (240)     (32,863)         (667)     (53,407)
Income tax expenses                                              -            -             -            -
                                                         ---------  -----------     ---------  -----------
Loss from continuing operations                               (240)     (32,863)         (667)     (53,407)

Other income (expense)

Gain from forgiveness of debt                                    -            -             -        1,448
Impairment of equipment                                     (2,785)           -        (2,785)           -
                                                         ---------  -----------     ---------  -----------
Total other (income) expense                                (2,785)           -        (2,785)       1,448

Loss before discontinued operations                         (3,025)     (32,863)       (3,452)     (51,959)
                                                         ---------  -----------     ---------  -----------
Loss on sale of IMM Investments Inc. - discontinued
     operations                                                  -            -             -      (15,738)
                                                         ---------  -----------     ---------  -----------

Net Loss                                                    (3,025)     (32,863)       (3,452)     (67,696)
                                                         =========  ===========     =========  ===========

Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)        (0.00)       (0.00)
                                                         =========  ===========     =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)        (0.00)       (0.00)
                                                         =========  ===========     =========  ===========

Basic and fully diluted loss per share                       (0.00)       (0.00)       (0.00)        (0.00)
                                                         =========  ===========     =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800    18,675,800   18,675,800
                                                         =========  ===========     =========  ===========




                      See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)


                                                       Six Months Ended June 30,
                                                              2011         2010
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                  (3,452)     (67,696)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                147          366
  Impairment of equipment                                    2,785            -
  Accounts payable and accrued expenses                        520       50,541
  Prepaid expenses                                               -            -

Changes in operating assets and liabilities
  Assets of discontinued operations                              -      207,906
  Liabilities of discontinued operations                         -     (200,000)
                                                           -------     --------

Net cash (used in) operating activities                          -       (8,884)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                      -        1,052
                                                           -------     --------

Net cash provided by financing activities                        -        1,052
                                                           -------     --------
Effect of foreign exchange fluctuation                           -        7,832

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended June 30, 2011, we had a loss of $387. The Company has incurred losses amounting to $5,032,578 since inception. Continuation as a going concern is uncertain and dependent upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The accompanying unaudited financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

3.  Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on February 21, 2012 for the fiscal year ended December 31, 2010. A summary of critical accounting policies are described below.

a)  Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2010. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements
                                    - F4 -
should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2010. The functional currency used by the Company is the US dollar.

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

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.

Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding .

h)  Recent Accounting Pronouncements

In the quarter ending June 30, 2011, the Financial Accounting Standards Board ("FASB") has issued ASU No. 2011-04 and ASU 2011-5, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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


Investment in Armistice net of impairment                            $  206,277
Organizational cost                                                       1,629
                                                                     ----------
                                                                        207,906
                                                                     ----------

Gain on forgiveness of Liabilities                                      200,000
                                                                     ----------
Loss on sale of IMM, excluding foreign currency translation loss          7,906
Foreign currency translation                                              7,832
                                                                     ----------
Net loss on sale                                                     $   15,738
                                                                     ==========













                                    - F6 -

5. Impairment of Equipment

During the second quarter of 2011, we determined that our telephone equipment no longer functioned properly and therefore it was more likely than not that the assets would be disposed of significantly before its previously estimated useful life. As a result, at June 30, 2011 the Company performed an impairment test and determined that an impairment of the carrying value of our equipment was reasonable as follows:

Purchase price of equipment                        $  11,192
Accumulated depreciation                               8,406
Carrying amount at March 31, 2012                      2,785
                                                   ---------
Impairment                                             2,785
                                                   ---------
Equipment at June 30, 2012                         $       -
                                                   =========


6.  Property and Equipment

Equipment consists of the following:

                                               June 30, 2011  December 31, 2010
                                                    --------        -----------
  Telephone system                                 $       -          $  11,192
  Less accumulated depreciation                            -              8,260
                                                   ---------          ---------
                                                   $       -          $   2,932
                                                   =========          =========


7.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of June 30, 2011 are as follows:

                                               June 30, 2011  December 31, 2010
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





                                    - F7 -

9.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended June 30, and has disclosed such items in this note as follows.

On December 9, 2011, Empire Global Corp. (the "Company") entered into a
Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. When the transaction is closed, AVT will become a wholly-owned subsidiary of Empire Global Corp.

Pursuant to the Agreement, at the anticipated closing date of May 8, 2012 the Company will purchase 150,000 shares of AVT representing 100% of the issued and outstanding shares of AVT in exchange for 169,995,000 shares of the Company, or a ratio of approximately 1,133.3 shares of the Company for each share of AVT. The Company will increase the authorized shares in order to issue the new shares.

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

The Share Exchange Agreement is subject to, among other things, (i) completion of due diligence by the parties to the Agreement; (ii) approval of the respective board of directors of each party and (iii) there being no material adverse change in the financial condition, business or prospects of the Company or AVT prior to closing. We expect the acquisition to close no later than May 8, 2012, unless extended by the parties.






















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

During the six months ended June 30, 2011, we had no income.

Due to limited operations, we are presently seeking new business opportunities. As reported in footnote 8 "Subsequent Events", the Company has entered into an Agreement to acquire AVT.

Challenges and Risks

We have accumulated a deficit of $5,032,578 to June 30, 2011 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

As described elsewhere, subsequent to the period covered by this report, on December 9, 2011 the Company entered into an Agreement to acquire AVT. The Agreement is expected to close on May 8, 2012. Over the next twelve months we plan to continue seek out additional new business opportunities. If we enter into a new business opportunity or close such a venture, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Related-Party Transactions

Included in the $128,255 of current liabilities at June 30, 2011 is $5,964 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are collateralized.


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues

We had no revenue from operations during the three and six months ended June 30, 2011.

Operating Expenses

Our operating expenses decreased to $3,452 for six months ended June 30, 2011 compared to $53,407 over the same period in the previous year and to $3,025 for the three months ended June 30, 2011 compared to $32,863 over the same period in 2010. This decrease was largely a result of our limited operations.

We expect our operating costs to be approximately $179,735 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at June 30, 2011 or on December 31, 2010. The notes to our unaudited financial statements as of June 30, 2011, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $5,032,578. As of June 30, 2011, we had $128,255 in current liabilities and no current assets, as such we are left with a working capital deficit of $128,255 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and six months ended June 30, 2011.

Net Cash Used In Operating Activities

We had no change in net cash during the three month and six month periods ended June 30, 2011 compared to no change in net cash during the three months ended and $8,884 in net cash used in operating activities during the six month periods ended June 30, 2010 respectively. The change is a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Provided By Financing Activities

We had no net cash provided by financing activities during the three month and six month periods ended June 30, 2011 compared to no change in net cash during the three month and $1,052 in net cash provided by financing activities during the six month period ended June 30, 2010 respectively. The difference is a result of reduced administrative costs.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and six months ended June 30, 2011 or June 30, 2010.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2011.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: March 9, 2012.
-------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer