Form 10-Q
period 2011-09-30
EMPIRE GLOBAL CORP.
filed 2012-03-09
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2011

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

There were 18,675,800 shares of Common Stock outstanding as of September 30, 2011.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended September 30, 2011, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
              FOR THE THREE MONTH and NINE MONTH PERIODS ENDED
                         SEPTEMBER 30, 2011 and 2010




CONTENTS


Balance Sheets                                                               F1

Statements of Operations and Comprehensive Loss                              F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-8

                           EMPIRE GLOBAL CORP.
                             Balance Sheets


                                                      September 30, December 31,
                                                              2011         2010
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Current Assets                                             -            -

  Property and equipment, net                                    -        2,932
                                                           -------      -------

                                                                 -        2,932
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued liabilities                 122,633      121,771
  Advances from related party                                5,964        5,964
  Liabilities of discontinued operations                         -            -
                                                           -------      -------

Total Current Liabilities                                  128,597      127,735

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding                   1,868        1,868
Additional paid-in capital                               4,902,455    4,902,455
Accumulated other comprehensive loss                             -            -
Deficit                                                 (5,032,920)  (5,029,126)
                                                           -------      -------

Total Stockholders' Deficiency                            (128,597)    (127,803)
                                                           -------      -------

                                                                 -        2,932
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

                                                Three Months Ended September 30, Nine months ended September 30,
                                                              2011         2010               2011         2010
                                                               US$          US$                US$          US$
                                                         ---------  -----------          ---------  -----------

Revenue                                                          -            -                  -            -
                                                         ---------  -----------          ---------  -----------

General and administrative expenses                            342       32,863              1,009       68,831

Loss from continuing operations before income tax expenses    (342)     (32,863)            (1,009)     (68,831)
Income tax expenses                                              -            -                  -            -
                                                         ---------  -----------          ---------  -----------
Loss from continuing operations                               (342)     (32,863)            (1,009)     (68,831)

Other income (expense)

Gain from forgiveness of debt                                    -            -                  -        1,448
Impairment of equipment                                          -            -             (2,785)           -
                                                         ---------  -----------          ---------  -----------
Total other (income) expense                                     -            -             (2,785)       1,448

Loss before discontinued operations                           (342)     (32,863)            (3,794)     (67,383)
                                                         ---------  -----------          ---------  -----------
Loss on sale of IMM Investments Inc. - discontinued
     operations                                                  -            -                  -      (15,738)
                                                         ---------  -----------          ---------  -----------

Net Loss                                                      (342)     (32,863)            (3,794)     (83,120)
                                                         =========  ===========          =========  ===========

Basic and fully diluted loss per share - continuing
     operations                                              (0.00)       (0.00)             (0.00)       (0.00)
                                                         =========  ===========          =========  ===========
Basic and fully diluted loss per share - discontinued
     operations                                              (0.00)       (0.00)             (0.00)       (0.00)
                                                         =========  ===========          =========  ===========

Basic and fully diluted loss per share                       (0.00)       (0.00)             (0.00)       (0.00)
                                                         =========  ===========          =========  ===========
Basic and fully diluted weighted
  average number of shares                              18,675,800   18,675,800         18,675,800   18,675,800
                                                        ==========  ===========         ==========  ===========




                      See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)


                                                 Nine Months Ended September 30,
                                                              2011         2010
                                                               US$          US$
                                                           -------     --------

Cash Flows from Operating Activities
  Net loss                                                  (3,794)     (67,696)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                                147          366
  Impairment of equipment                                    2,785            -
  Accounts payable and accrued expenses                        862       50,541
  Prepaid expenses                                               -            -

Changes in operating assets and liabilities
  Assets of discontinued operations                              -      207,906
  Liabilities of discontinued operations                         -     (200,000)
                                                           -------     --------

Net cash (used in) operating activities                          -       (8,884)
                                                           -------     --------

Cash Flows from Financing Activities

Advances from related party                                      -        1,052
                                                           -------     --------

Net cash provided by financing activities                        -        1,052
                                                           -------     --------
Effect of foreign exchange fluctuation                           -        7,832

Net (decrease) increase in cash and cash equivalents             -            -

Cash and cash equivalents - beginning of period                  -            -
                                                           -------     --------

Cash and cash equivalents - end of period                        -            -
                                                           =======     ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                                         -            -
                                                           =======     ========
Income taxes                                                     -            -
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

During the quarter ended September 30, 2011, we had a loss of $342. The Company has incurred losses amounting to $5,032,920 since inception. Continuation as a going concern is uncertain and dependent upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

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

h)  Recent Accounting Pronouncements

In the quarter ending September 30, 2011, the Financial Accounting Standards Board ("FASB") has issued ASU No. 2011-04 and ASU 2011-5, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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
                                                                     ==========












                                    - F6 -

5. Impairment of Equipment

During the second quarter of 2011, we determined that our telephone equipment no longer functioned properly and therefore it was more likely than not that the assets would be disposed of significantly before its previously estimated useful life. As a result, at September 30, 2011 the Company performed an impairment test and determined that an impairment of the carrying value of our equipment was reasonable as follows:

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

                                          September 30, 2011  December 31, 2010
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
                                                   =========          =========


7.  Advances from Related Party

Advances due from a related party for operations are non-interest bearing and are due on demand. Advances from related parties as of September 30, 2011 are as follows:

                                          September 30, 2011  December 31, 2010
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





                                    - F7 -

9.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on form 10-Q for the period ended September 30, and has disclosed such items in this note as follows.

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

During the nine months ended September 30, 2011, we had no income.

Due to limited operations, we are presently seeking new business opportunities. As reported in footnote 8 "Subsequent Events", the Company has entered into an Agreement to acquire AVT.

Challenges and Risks

We have accumulated a deficit of $5,032,920 to September 30, 2011 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

Related-Party Transactions

Included in the $128,597 of current liabilities at September 30, 2011 is $5,964 in advances from related parties. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are collateralized.


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues

We had no revenue from operations during the three and nine months ended September 30, 2011.

Operating Expenses

Our operating expenses decreased to $3,794 for nine months ended September 30, 2011 compared to $83,120 over the same period in the previous year and to $342 for the three months ended September 30, 2011 compared to $15,424 over the same period in 2010. This decrease was largely a result of our limited operations.

We expect our operating costs to be approximately $179,735 over the next year, unless we locate a new viable business.

Liquidity and Capital Resources

The Company had no cash balance at September 30, 2011 or on December 31, 2010. The notes to our unaudited financial statements as of September 30, 2011, contain a disclosure regarding our uncertain ability to continue as a going concern. We have not generated revenues to cover our expenses, and we have accumulated a deficit of $5,032,920. As of September 30, 2011, we had $128,597 in current liabilities and no current assets, as such we are left with a working capital deficit of $128,597 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three and nine months ended September 30, 2011.

Net Cash Used In Operating Activities

We had no change in net cash during the three month and nine month periods ended September 30, 2011 compared to no change in net cash during the three months ended and $8,884 in net cash used in operating activities during the nine month periods ended September 30, 2010 respectively. The change is a result of the disposal of our wholly owned subsidiary IMM Investments Inc. on January 4, 2010.

Net Cash Provided By Financing Activities

We had no net cash provided by financing activities during the three month and nine month periods ended September 30, 2011 compared to no change in net cash during the three month and $1,052 in net cash provided by financing activities during the nine month period ended September 30, 2010 respectively. The difference is a result of reduced administrative costs.

Net Cash Used In Investing Activities

We did not have any investing activities during the three and nine months ended September 30, 2011 or September 30, 2010.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2011.

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