Form 10-K
period 2011-12-31
EMPIRE GLOBAL CORP.
filed 2012-10-11
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2011.

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

671 Westburne Dr., Concord, Ontario                            L4K 4Z1
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code (647) 229-0136

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                             (par value $0.0001)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405
   of the Securities Act.                                         Yes [ ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13
   or 15(d) of the Exchange Act.                                  Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
   (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s.s.
   232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                  Yes [ ] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [X] No [ ]

The issuer had $0 in revenues for its most recent fiscal year. The number of shares outstanding of the issuer's single class of common stock, as of the close on September 25, 2012 is 18,675,800 shares.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2011, the last business day of the second fiscal quarter, was $186,758 based on the average closing bid and asked prices for the Common Stock of $0.01 per share.


TABLE OF CONTENTS
                                                                            PAGE
PART I
ITEM 1.    DESCRIPTION OF BUSINESS                                             3
ITEM 2.    DESCRIPTION OF PROPERTY                                             5
ITEM 3.    LEGAL PROCEEDINGS                                                   6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 6

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            6
ITEM 6.    SELECTED FINANCIAL DATA                                            11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS                               11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
           (Financial Statements - pages numbered as F1 to F12)               17
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                30
ITEM 9A.   CONTROLS AND PROCEDURES                                            30
ITEM 9B.   OTHER INFORMATION                                                  31

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS       31
ITEM 11.   EXECUTIVE COMPENSATION                                             33
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     35
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             36
ITEM 15.   EXHIBITS                                                           36

           SIGNATURES                                                         38

PART I.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on form 10-K contain forward-looking statements that involve risks and uncertainties, including primarily our ability to fund future operations and investment opportunities until such time that our cash flows from operations are sufficient for these purposes, changing market conditions and the other risks and uncertainties described throughout this Annual Report on form 10-K. Actual results may differ materially from those projected. These forward-looking statements are not historical facts but rather represent our judgment as of the date of the filing of this Annual Report on form 10-K. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. We disclaim any intent or obligation to update these forward-looking statements.

Item 1. Description of business


A. COMPANY OVERVIEW

The issuer, Empire Global Corp. ("the Company", "Empire") was organized as Pender International, Inc. ("Pender") under the laws of the state of Delaware on August 26, 1998.

We are authorized to issue an aggregate amount of eighty million (80,000,000) shares of common stock with a $0.0001 par value, and twenty million (20,000,000) shares of preferred stock with a no par value. Each shareholder of the common stock shall be entitled to one vote for each share of common stock held. As of September 25, 2012 there were 18,675,800 shares of common stock outstanding and no preferred shares of stock outstanding.

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

On December 9, 2011, the Company entered into a Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. As reported in Subsequent Events, on July 2, 2012, prior to the closing of the Agreement, the Company and AVT mutually agreed to terminate the Agreement.


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

As of December 31, 2011, the Company did not have interests in any business, however the Company had entered into an Agreement to purchase AVT on December 9, 2011, and subsequently terminated the Agreement to purchase AVT on July 2, 2012.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2011 the Company has no products or services available.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2011 the Company has no current business operations.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

As of the fiscal year ended December 31, 2011 the Company has no current business operations and therefore does compete with any other business.

SOURCES AND AVAILABILITY OF SUPPLIES

For Empire to operate, our needs or inputs would simply be legal counsel, accounting and auditor functions. Suppliers for these office and management functions are deemed to be ubiquitous.

During the period covered by this report we did not retain legal counsel, and our Independent Registered Public Accounting Firm is Paritz and Co., PA of Hackensack, NJ.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

As of the end of the period covered by this report Empire does not have any active business interests.

The Company will continue to seek new potential acquisition targets to develop an operating business.

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

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2011.

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

Item 1A. Risk Factors

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

Empire currently does not maintain a principal executive office. Empire's mailing address is 671 Westburne Dr., Concord, Ontario, L4K 4Z1, Canada. Other than this mailing address, Empire does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. Empire pays no rent or other fees for the use of the mailing address.

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

The stock market in general and the stock prices of Empire's common stock in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Empire's common stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if Empire's common stock continues to be thinly traded. Factors that may have a significant impact on the market price of Empire's common stock include:

  a. announcements concerning Empire or its competitors, including the negotiation
  b.  for or acquisition of a target business;
  c.  announcements regarding financial developments;
  d. government regulations, including stock option accounting and tax regulations;
  e.  acts of terrorism and war; or
  f. rumors or allegations regarding Empire's financial disclosures or practices.

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

We were listed and became eligible for trading on the OTCBB on March 4, 2004 and the first electronic trade of our stock occurred on October 14, 2004. We now trade under the symbol, EMGL.PK.

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

                                                         BID PRICES
2010 PERIOD                                         HIGH             LOW
January 1 - March 31                             $  0.015        $  0.02
April 1 - June 30                                   0.015           0.015
July 1 - September 30                               0.015           0.005
October 1 - December 31                             0.01            0.001

2011 PERIOD
January 1 - March 31                             $  0.001        $  0.001
April 1 - June 30                                   0.001           0.001
July 1 - September 30                               0.001           0.001
October 1 - December 31                             0.03            0.01

SHAREHOLDERS

As of December 31, 2011, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

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

DESCRIPTION OF SECURITIES

As of December 31, 2011, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding of which 20 shares are restricted within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. The Company may issue restricted shares in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

Restricted securities may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a "shell company", as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a "shell company" and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule
144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:
 (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
 (2) the issuer of the securities is subject to the reporting requirements of
     Section 13 or 15(d) of the Exchange Act;
 (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and
 (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are classified as a "shell company" under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, any restricted securities of our company may not be resold in reliance on Rule 144 until:
 (1) we file Form 10 information with the SEC when we cease to be a "shell company";
 (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

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

On November 26, 2006, the Company completed a private placement by issuing a total of 1,000,000 shares of its common stock with a total value of $127,495 to an accredited investor in exchange for the cancellation of debt and rent for use of office space in New York.

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

As of December 31, 2011, the Company has no business operations and has been seeking new business opportunities during the period covered by this report. As reported in Subsequent Events, on July 10, 2012 the Company reported that it terminated the Agreement to acquire AVT which was first entered into on December 9, 2011.

PLAN OF OPERATION

At December 31, 2011 we had no cash and no assets and 150,000 in current liabilities. Our cash flow requirement for the twelve-month period from January 2012 to December 2012 is estimated to be $192,000.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2011 of $150,000. Additional working capital is not currently assessable since the Company is seeking business opportunities.

As of the date of this report, the Company has no business or operations, therefore, the amount of working capital required cannot be determined, if any, at this time.

The company plans to fund the above operations, with loans and advances from our current management and stockholders and to execute private placements with related and other parties over the next twelve months.

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

Subsequent to the period covered by this report, the Company terminated the

Agreement to acquire AVT. It is impossible at this time to determine the result of our business development as a result of the Agreement. Therefore, the Company will continue to seek additional opportunities and potential acquisition targets to develop a operating business.

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

On December 12, 2011 the Company filed a form 8-K report with the Securities and Exchange Commission containing material facts that management has entered into an agreement to acquire AVT as described elsewhere. On July 10, 2012 the Company filed an 8-K announcing that the Company had terminated agreement to acquire AVT.

COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Expenses
General and administrative expenses represent the bulk of our net operating results. Our net loss from continuing operations decreased from $70,846 in 2010 to $31,744 in 2011. The amount of $31,744 recorded in 2011 includes an imputed interest expense on advances from shareholders of $6,547. The decrease was a result of our limited operations during the year ended December 31, 2011.

In 2011 we financed our capital needs with advances from two shareholders, Braydon Capital Corp and Gold Street Capital Corp. In the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses anticipated to be incurred for filing our regulatory requirements and actively pursuing a new business venture.

Net Income/Loss
For the year ended December 31, 2011, we had a net loss from operations of $31,744 or $0.002 net loss per share which was a decrease of $45,560 in net loss from our net loss of $77,304 or $0.005 net loss per share for the year ended December 31, 2010. During 2010 our losses included $6,458 associated with our discontinued operations of IMM.

Assets and Liabilities

Assets
At December 31, 2011 we had no cash and no assets compared to no cash and total assets of $2,932 at December 31, 2010.

Liabilities
Our current liabilities at December 31, 2011 were $150,000 versus $127,735 in 2010. The increase was a result of debts due to two shareholders to fund our operations during 2011.

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2011, is $150,000 compared to $127,735 for the year ended December 31, 2010. Advances are due to stockholders, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $6,547 for the year ended December 31, 2012.

Liquidity and capital resources

The Company had no cash balance at December 31, 2011 or 2010. The notes to our financial statements as of December 31, 2011 and 2010, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $5,060,870. As of December 31, 2011, we had $150,000 in current liabilities as well as a working capital deficit of $150,000 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2011 and 2010.

CASH FLOWS

Net Cash Used In Operating Activities
Our net cash used in operating activities decreased to $22,265 during the year ended December 31, 2011 versus $70,114 in 2010. The decrease was primarily due to a decrease in our operating costs.

Net Cash Used In Investing Activities
There were no investing activities in 2011 or 2010.

Net Cash Provided By Financing Activities
Our cash from financing activities in 2011 decreased to $22,265 versus $70,114 for the period ended 2010 and were limited to advances from two shareholders during the years ended December 31, 2011 and 2010.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 7 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2011 and 2010. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

See Note 8 of Notes to Financial Statements for a detailed explanation of our contingencies. We had no long-term commitments at December 31, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2011.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations primarily through cash injections from related and other parties.

IMPACT OF INFLATION

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

FOREIGN EXCHANGE

Transactions involving the Company are generally denominated in U.S. dollars.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3(k) "Recently Accounting Pronouncements" of Notes to Financial Statements.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

See Note 9 "Subsequent Events" of Notes to Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EMPIRE GLOBAL CORP.
                         (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2011 and 2010

                                    CONTENTS

  Report of Independent Registered Public Accounting Firm              F-1 - F-2
  Consolidated Balance Sheets                                                F-3
  Consolidated Statements of Operations and Comprehensive Loss               F-4
  Consolidated Statements of Changes in Stockholders' Deficiency             F-5
  Consolidated Statements of Cash Flows                                      F-6
  Notes to Consolidated Financial Statements                          F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Empire Global Corp., ("the Company") as of December 31, 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the year then ended and for the period from inception (January 5, 2010) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from inception (January 5, 2010) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has no cash and other assets, incurred significant losses from operations since its inception and has not yet established any source of revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Paritz & Company, P.A.

Hackensack, NJ
September 18, 2012

To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada



We have audited the accompanying consolidated balance sheet of Empire Global Corp., ("the Company"), and subsidiary as of December 31, 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bernstein & Pinchuk LLP

New York, NY
February 21, 2012

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                               December 31,
                                                            2011           2010
                                                    ------------   ------------
                                                             US$            US$

          ASSETS

Current Assets
  Pre-paid and other assets                                    -              -
                                                    ------------   ------------

Total Current Assets                                           -              -

  Property and equipment, net                                  -          2,932
                                                    ------------   ------------

                                                               -          2,932
                                                    ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Advances from stockholders                             150,000        127,735
                                                    ------------   ------------
Total Current Liabilities                                150,000        127,735

Commitments and Contingencies                                  -              -

Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding            -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 for both years                             1,868          1,868
  Additional - paid in capital                         4,909,002      4,902,455
  Accumulated other comprehensive income                       -         (7,832)
  Deficit                                             (5,060,870)    (5,029,126)
                                                    ------------   ------------
Total Stockholders' Equity (Deficiency)                 (150,000)      (124,803)
                                                    ------------   ------------

                                                               -          2,932
                                                    ============   ============











                         See notes to financial statements

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
          Consolidated Statements of Operations and Comprehensive Loss


                                                                 From inception
                                                               (January 5, 2010)
                                       Years ended December 31,     December 31,
                                              2011        2010             2011
                                          --------    --------     ------------
                                               US$         US$              US$

Revenue                                          -           -                -

General and administrative expenses         25,197      70,846           96,043
Interest expense - stockholders              6,547           -            6,547

Loss from continuing operations            (31,744)    (70,846)        (102,590)
                                          --------    --------     ------------

Discontinued operations
  Loss on disposal of discontinued operations    -      (6,458)          (6,458)
                                          --------    --------     ------------

Net Loss                                   (31,744)    (77,304)        (109,048)

Basic and fully diluted loss
 per share - continuing operations          (0.002)     (0.004)
                                          ========    ========
Basic and fully diluted loss
 per share - discontinued operations        (0.000)     (0.001)
                                          ========    ========

Basic and fully diluted loss
 per common share                           (0.002)     (0.005)
                                          ========    ========
Basic and fully diluted weighted
 average number of shares outstanding   18,675,800  18,675,800
                                       =========== ===========


















                         See notes to financial statements

                                                      EMPIRE GLOBAL CORP.
                                                (A Development Stage Company)
                               Consolidated Statements of Changes in Stockholders' Deficiency


                                                                                Accumulated
                                         Common                  Additional           Other                         Total
                                          Stock                     Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------
                                    <c>     US$   <c>     US$   <c>     US$   <c>       US$   <c>     US$   <c>       US$

Balance at January 1, 2010           18,675,800         1,868     4,902,455          (7,832)   (4,943,990)        (47,499)

Foreign currency
 translation adjustment                                     -             -           7,832             -           7,832
Net loss                                                    -             -               -       (85,136)        (85,136)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2010         18,675,800         1,868     4,902,455               -    (5,029,126)       (124,803)

Imputed interest on shareholder advances                    -         6,547               -             -           6,547
Net loss                                                    -             -               -       (31,744)        (31,744)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2011         18,675,800         1,868     4,909,002               -    (5,060,870)       (150,000)
                                    =====================================================================================






























                                        See notes to Consolidated Financial Statements

                                                            F-5

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                 From inception
                                                               (January 5, 2010)
                                       Years ended December 31,     December 31,
                                              2011        2010             2011
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
   Net loss from continuing operations     (31,744)    (70,846)        (102,590)
   Net loss from discontinued operations         -      (6,458)          (6,458)
   Net loss                                (31,744)    (77,304)        (109,048)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation                                147         732              879
   Imputed interest                          6,547           -            6,547
   Disposal of equipment                     2,785           -            2,785
   Loss on disposal of
     discontinued operations                     -       6,458            6,458

Net cash used in operating activities      (22,265)    (70,114)         (92,379)

Cash Flows from Financing Activities
   Advances from stockholders               22,265      70,114           92,379

Net cash provided by financing activities   22,265      70,114           92,379

Net increase (decrease) in cash                  -           -                -
Cash - beginning of year                         -           -                -
Cash - end of year                               -           -                -

Supplemental disclosure of cash flow information:
Cash paid during the years for:
  Interest                                       -           -                -
  Income taxes                                   -           -                -



















                         See notes to financial statements

                               EMPIRE GLOBAL CORP.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1. Nature of Business and Operations

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp. On January 5, 2010, the Company became a development stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal executive offices are headquartered in Toronto, Canada.

On July 9, 2004, the Company acquired IMM Investments Inc. ("IMM") an Ontario Corporation in exchange for 210,000 (21 million pre-reverse stock splits) shares of the Company's common stock paid to the former shareholder of IMM thereby making IMM a wholly owned subsidiary. On January 4, 2010 the Company disposed of IMM (see note 4).

On December 9, 2011, the Company entered into a Stock Purchase and Share Exchange Agreement (the "Agreement") to acquire Avontrust Global Pte. Ltd. ("AVT"), a Singapore company with its head office and operations in Singapore. As disclosed in note 9, on July 2, 2012, prior to the closing of the Agreement, the Company and AVT mutually agreed to terminate the Agreement as a result the Company no longer has any business operations and is actively seeking new business opportunities.

The Company did not have any business after disposal of IMM and has been looking for potential acquisitions since then. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise starting from January 5, 2010. The Company's financial statements are identified as those of a development stage company, and the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

As of December 31, 2011, the Company has no cash or other assets, has incurred significant losses from operations since its inception and has not yet established any source of revenues. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce its operating expenses or be successful in locating or acquiring a viable business.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

a) Basis of Presentation and Consolidation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is December 31.

Certain amounts included in the 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.

b) Cash

Cash consists of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

c) Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, and deferred taxes. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income.

e) Impairment of Long Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss of long-lived assets recognized.

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic net earnings per common share are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Basic and diluted loss per share was the same, at December 31, 2011 and 2010, as there were no common stock equivalents outstanding.

g) Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

h) Fair Value of Financial Instruments

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

  Level 1: Observable inputs such as quoted prices (unadjusted) in active market for identical assets or liabilities.
  Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
  Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

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

j) Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to FASB ASC 830-20 "Foreign Currency Translation". The functional and reporting currency of the Company is the U.S. dollar ("US$"), while the functional and reporting currency for IMM Investments Inc., a wholly-owned Canadian subsidiary, which was disposed of on January 4, 2010, is the Canadian dollar. Assets and liabilities are translated into US$ using the exchange rate at the balance sheet date, while equity accounts are translated using the historical exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the year.

k) Recent Accounting Pronouncements

During the year ending December 31, 2011, the Financial Accounting Standards Board ("FASB") has issued ASU No. 2011-01 through ASU 2011-12, none of which are expected to have a material impact on the financial statements upon adoption.

4. Discontinued Operations

On January 4, 2010 we disposed of our wholly owned subsidiary IMM which owned 5,000,000 shares of Armistice in exchange for the elimination of $200,000 of debt. The Company recorded loss on disposal of subsidiary of $6,458 during the year ended December 31, 2010.

5. Property and Equipment

Property and equipment consists of the following:

                                                              2011         2010
                                                        ----------   ----------
  Telephone system                                      $        -   $   11,192
  Less accumulated depreciation                                  -        8,260
                                                        ----------   ----------
                                                        $        -        2,932
                                                        ==========   ==========

During the second quarter of 2011, we determined that our telephone equipment no longer functioned properly. The Company disposed the equipment and recorded loss on disposal of equipment of $2,785 for the year ended December 31, 2011.

6. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $6,547 for the year ended December 31, 2011. Advances from stockholders as of December 31, 2011 and 2010 are as follows:

                                                              2011         2010
                                                        ----------   ----------
  Braydon Capital Corp.                                  $  31,314   $  112,621
  Gold Street Capital Corp.                              $ 118,686   $   15,114
                                                        ----------   ----------
Total advances from stockholders:                        $ 150,000   $  127,735
                                                        ==========   ==========


7. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2011 and 2010.

The Company's deferred tax assets as of December 31, 2011 and 2010 are as follows:

                                                              2011         2010
                                                        ----------   ----------
Net loss carryforward                                  $ 1,771,000  $ 1,760,000
Valuation allowance                                    ( 1,771,000) ( 1,760,000)
                                                        ----------   ----------
Deferred tax assets                                    $         -  $         -
                                                        ==========   ==========

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of December 31, 2011. This NOL may be offset against future taxable income through the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for the year ended December 31, 2011 and 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

8. Commitments and Contingencies

The Company may be subject to claims arising in the ordinary course of business. The Company was subject to direct legal proceedings which were concluded in June 2010 and in indirect proceedings involving our current Chairman and Principal Executive Officer which were concluded in May 2011. As a result of the conclusion of these matters, the Company and our Chairman and Executive Officer are no longer subject to ongoing legal proceedings.

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

Criminal charges and proceedings against our executive Officer were subsequently stayed on May 18, 2011.

9. Subsequent Events

The Company has evaluated all events or transactions that occurred subsequent to December 31, 2011 through the date these financial statements were issued, and has disclosed as follows:

On December 9, 2011, Empire Global Corp. (the "Company") entered into a Stock Purchase and Share Exchange Agreement (the "Agreement") with Avontrust Global Pte. Ltd. a Singapore company ("AVT") with its head office and operations in Singapore. The Share Exchange Agreement was subject to, among other things,
(i) completion of due diligence by the parties to the Agreement; (ii) approval of the respective board of directors of each party and (iii) there being no material adverse change in the financial condition, business or prospects of the Company or AVT prior to closing.

On July 2, 2012, prior to the closing of the agreement, the Company and AVT determined that the Agreement was no longer in the best interests of their respective shareholders and therefore entered into a Mutual Termination Agreement as report on Form 8-K filed July 10, 2012.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9a. Controls and procedures

Annual Evaluation of Disclosure Controls
We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), who are the same person, to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control, Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.


PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2011, Empire had two directors and two executive officers, neither of which have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

On June 6, 2011, Mr. Dominelli resigned as Chairman of the Board and as Interim Chief Executive Officer and Chief Financial Officer but remained as a director. On the same day Mr. Michael Ciavarella was appointed as Chairman of the Board and as President, Chief Operating Officer and Chief Financial Officer. On October 27, 2011, Mr. Merchant resigned as Chief Executive Officer and director of the Company and on the same day Mr. Ciavarella resigned as president and was appointed Chief Executive Officer.

Our directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:
                                                              Date
Name                 Age                 Position    First Elected Term Expiry

Michael Ciavarella    50       Chairman, Director     June 6, 2011        None
                          Chief Executive Officer,
                          Chief Financial Officer,
                          Chief Operating Officer
Vic Dominelli         48                 Director  January 6, 2005        None
                                        Secretary


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

Identification of Audit Committee
The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of

Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Although we are not legally required to have an audit committee, the Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's board of directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics
On February 21, 2006, the Company's board of directors formally adopted a Code of Business Conduct and Ethics effective December 31, 2005.

The Company filed the Code of Business Conduct and Ethics on April 17, 2006 with the Securities and Exchange Commission as an Exhibit to the annual report on form 10-KSB for the year ended December 31, 2005 and a copy is attached by reference herein as an Exhibit to this annual report. The Company will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Empire Global Corp., 671 Westburne Dr., Concord, Ontario, L4K 4Z1 Attention: President and CEO.

Item 11. Executive compensation

The following table sets out compensation and awards paid to our officers and directors during the period covered by this report.

SUMMARY COMPENSATION TABLE

-
                                                                      Non-equity  Nonqualified
Name and                                     Stock     Option     Incentive Plan      Deferred     All Other         Total
principal                   Salary   Bonus   Award(s)   Award(s)    Compensation  Compensation  Compensation  Compensation
position              Year      ($)     ($)       ($)        ($)              ($)           ($)           ($)           ($)
-------------------   ----  ------  ------   -------   --------   --------------  ------------  ------------  ------------

Michael Ciavarella
CEO, CFO, Chairman    2011       0       0         0          0                0             0             0             0

Vic Dominelli,
Secretary, Director   2011       0       0         0          0                0             0             0             0
                      2010       0       0         0          0                0             0             0             0
                      2009       0       0         0          0                0             0             0             0
                      2008       0       0         0          0                0             0             0             0
                      2007       0       0         0          0                0             0             0             0
                      2006       0       0         0          0                0             0             0             0
                      2005       0       0         0          0                0             0             0             0

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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2011 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 671 Westburne Dr., Concord, Ontario L4K 4Z1.

                Name and Address                                Percent
Title of Class  of Beneficial Owner                 Amount     of Class
--------------  -----------------------------  -----------     --------
Common          Braydon Capital Corp.            5,568,700        29.8%
                42 Wishing Well Crt.
                Kleinburg, Ontario

Common          Gold Street Capital Corp.       12,360,660        66.1%
                155 Mary Street, Zephyr House
                Georgetown, Grand Cayman

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2011.

SECURITY OWNERSHIP OF MANAGEMENT

                Name and Address                                Percent
Title of Class  of Beneficial Owner                 Amount     of Class
--------------  -----------------------------  -----------     --------
Common          Michael Ciavarella                       0           0%
                Chairman, CEO, COO, CFO
                671 Westburne Dr.
                Concord, Ontario, L4K 4Z1

Common          Vic Dominelli,                           0           0%
                Director and Secretary
                671 Westburne Dr.
                Concord, Ontario, L4K 4Z1

Common          Total shares owned by officers           0           0%
                and directors of the Company
                as a group. All directors and
                executive officers (2 persons)

CHANGES IN CONTROL

None

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

In applying this definition, our board of directors has determined that Vic Dominelli qualifies as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Empire did not maintain a separately designated compensation or nominating committee, however, the company has also adopted this definition for the independence of the members of its audit committee.
Mr. Dominelli does not serve on any committees of the board.

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $10,000 to Bernstein and Pinchuk, LLP and $2,500 to Paritz and Co., PA in connection to audits for the periods ended December 31, 2010 and 2011 respectively.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2011 and 2010.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2011 and 2010 other than those previously disclosed.

ALL OTHER FEES
All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2011 and 2010.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES
Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by Bernstein and Pinchuk, LLP and Paritz and Co. PA, were pre-approved by our Board of Directors.

Item 15. Exhibits

EXHIBITS
The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

All Exhibits required to be filed with the form 10-K are included in this annual report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-50045.

Exhibit  Description                                                      Status
-------  -----------                                                     -------
14.1     Code of Ethics filed as an exhibit to Empire's form 10-KSB        Filed
         filed on April 17, 2006, and incorporated herein by reference.

31       Certification of Principal Executive Officer and               Included
         Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32       Certification of Principal Executive Officer and               Included
         Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)

On February 1, 2012, the Company filed an amendment to the form 8-K to report the following:
  The Company and Avontrust Global Pte. Ltd. mutually agreed to extend the closing date of the Agreement to March 6, 2012 to provide additional time to file required financial statements.

On March 6, 2012, the Company filed an amendment to the form 8-K to report the following:
   The Company and Avontrust Global Pte. Ltd. mutually agreed to extend the closing date of the Agreement to May 8, 2012 to provide additional time to file required financial statements.

On July 10, 2012, the Company filed a form 8-K to report the following:
   The Company and Avontrust Global Pte. Ltd. mutually agreed to terminate the Agreement to acquire AVT on July 2, 2012.

On July 27, 2012, the Company filed an amendment to the form 8-K filed on July 23, 2012 to report the following:
   That the Company engaged Paritz and Co., PA of Hackensack, NJ as the new independent certified public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                              Date: October 10, 2012.
---------------------------
         Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael Ciavarella                              Date: October 10, 2012.
---------------------------
         Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)