Form 10-Q
period 2012-03-31
EMPIRE GLOBAL CORP.
filed 2012-11-13
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2012

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

                              671 Westburne Dr.
                          Concord, Ontario, L4K 4Z1
                               (647) 229-0136
        (Address and telephone number of principal executive offices)

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

There were 18,675,800 shares of Common Stock outstanding as of October 24, 2012.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2012, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                         F-1 - F-6
Item 2.  Management's Discussion and Analysis or Plan of Operation           10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 1A. Risk Factors                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            15

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 2012 and 2011




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-6

                           EMPIRE GLOBAL CORP.
                              Balance Sheets


                                                          March 31, December 31,
                                                              2012         2011
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Assets                                                     -            -

                                                                 -            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts expenses                                          1,500            -
  Advances from stockholders                               150,378      150,000
                                                           -------      -------

Total Current Liabilities                                  151,878      150,000

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding,                  1,868        1,868
Additional paid-in capital                               4,910,879    4,909,002
Deficit accumulated during the development stage          (106,345)    (102,590)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                        -----------  -----------

Total Liabilities and Stockholders' Deficiency            (151,878)    (150.000)
                                                         ----------    ---------

                                                                 -            -
                                                           =======      =======














                       See notes to financial statements

                                    - F1 -

                           EMPIRE GLOBAL CORP.
                       Statements of Operations
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2012        2011             2012
                                          --------    --------     ------------
                                               US$         US$              US$

Revenue                                          -            -               -

  General and administrative expenses        1,878          427          97,921
  Interest expense - stockholders            1,877            -           8,424
                                         ---------    ---------     -----------
Loss from continuing operations             (3,755)        (427)       (106,345)
Discontinued operation
Loss on disposal of discontinued operations      -            -          (6,458)
                                         ---------    ---------     -----------

Net Loss                                    (3,755)        (427)       (112,803)
                                         =========    =========     ===========


Basic and fully diluted loss per share
                                             (0.00)       (0.00)
                                         =========  ===========

Basic and fully diluted weighted
  average number of shares              18,675,800   18,675,800
                                        ==========  ===========


























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2012        2011             2012
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations       (3,755)       (427)        (106,345)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                    (3,755)       (427)        (112,803)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -         147              879
  Accrued expenses                           1,500           -            1,500
  Imputed interest                           1,877           -            8,424
  Disposal of equipment                          -           -            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
                                         ---------   ---------      -----------

Net cash used in operating activities         (378)       (280)         (92,757)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                   378         280           92,757
                                         ---------   ---------      -----------

Net cash provided by financing activities      378         280           92,757
                                         ---------   ---------      -----------

Net (decrease) increase in cash                  -           -                -

Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------

Cash - end of period                        -            -
                                         =========    =========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -               -            -
                                         =========    =========     ===========
Income taxes                                     -               -            -
                                         =========    =========     ===========






                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     Notes to Financial Statements
                              (Unaudited)

1. Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2011. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2011. The functional currency used by the Company is the US dollar.

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. and maintains its principal executive office headquartered in Canada. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp.

2. Going Concern

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company generated no revenue and has incurred losses since inception. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.

The accompanying unaudited financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.








                                    - F4 -

3. Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on October 10, 2012 for the fiscal year ended December 31, 2011. A summary of critical accounting policies are described below.


a)  Use of Estimates

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

b)  Income Taxes

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

c)  Fair Value of Financial Instruments

The carrying value of the Company's accounts payable and accrued charges, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

d)  Earnings Per Share

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

e)  Recent Accounting Pronouncements

In the quarter ending March 31, 2012, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.




                                    - F5 -

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $6,547 for the year ended December 31, 2011 and $1,877 for the three months ending March 31, 2012. Advances from stockholders as of March 31, 2012 and December 31, 2011 are as follows:

                                                    March 31,       December 31,
                                                        2012               2011
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  119,064            118,686
                                                    --------          ---------
Total advances from related parties:               $ 150,378          $ 150,000
                                                    ========          =========

5. Commitments and Contingencies

The Company may be subject to claims arising in the ordinary course of business. The Company was subject to indirect proceedings involving our current Chairman and Principal Executive Officer which were concluded in May 2011. As a result of the conclusion of these matters, the Company and our Chairman and Executive Officer are no longer subject to legal proceedings.

6. Subsequent Events

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





















                                    - F6 -

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2011). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2011. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Hereinafter, Empire Global Corp. ("Empire") will be referred to as the Company throughout the balance of this document.

Our Objectives and Areas of Focus

Empire was organized under the laws of the State of Delaware on August 26, 1998. The Company went through various name changes prior to September 2005 when the name was changed to Empire Global Corp. We are presently seeking new business opportunities and currently intend to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

Challenges and Risks

As of the three months ended March 31, 2012, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,064,625 as of March 31, 2012 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

In analyzing viable business opportunities, management may consider factors such as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality experience and depth of management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholder of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the

Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

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

As described in note 6 to the financial statements, subsequent to the period covered by this report, the Company reported that on July 2, 2012 it had terminated the Agreement to acquire Avontrust Global Pte. Ltd. Over the next twelve months we plan to continue seek out additional new business opportunities. If we enter into a new business opportunity or close such a venture, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH MARCH 31, 2012

Revenues

We had no revenue from operations from inception and during the three months ended March 31, 2012.

Expenses

Our total expenses increased by $3,328 from $427 for three months ended
March 31, 2011 to $3,755 for the three months ended March 31, 2012. This increase was due to an imputed interest expense recorded for the advances from stockholders and professional fees. Our expenses from continuing operations have been $106,345 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at March 31, 2012 is $150,378 in advances from stockholders. Stockholders advanced $378 and $280 during the three months ended March 31, 2012 and 2011, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of 1,877 for the three months ending March 31, 2012 and $8,424 since inception.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2012 or on December 31, 2011. The notes to our unaudited financial statements as of March 31, 2012, contain a disclosure regarding our uncertain ability to continue as a going concern. As of March 31, 2012, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,064,625. We had $151,878 in current liabilities and no current assets, as such we are left with a working capital deficit of $151,878 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the periods ended March 31, 2012 and March 31, 2011.

Contingencies and Commitments

See Note 5 of Notes to Financial Statements for a detailed explanation of our contingencies.

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

Item 4.  (Removed and Reserved)

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: October 26, 2012.
   -------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer