Form 10-Q
period 2012-09-30
EMPIRE GLOBAL CORP.
filed 2012-11-13
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended September 30, 2012, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                         SEPTEMBER 30, 2012 and 2011




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-6

                           EMPIRE GLOBAL CORP.
                              Balance Sheets


                                                      September 30, December 31,
                                                              2012         2011
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Assets                                                     -            -

                                                                 -            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts expenses                                          4,500            -
  Advances from stockholders                               152,081      150,000
                                                           -------      -------

Total Current Liabilities                                  156,581      150,000

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding,                  1,868        1,868
Additional paid-in capital                               4,914,639    4,909,002
Deficit accumulated during the development stage          (114,808)    (102,590)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                        -----------  -----------

Total Liabilities and Stockholders' Deficiency            (156,581)    (150.000)
                                                         ----------    ---------

                                                                 -            -
                                                           =======      =======














                       See notes to financial statements

                                    - F1 -

                                             EMPIRE GLOBAL CORP.
                                          Statements of Operations
                                                 (Unaudited)

                                                    Three Months Ended           Nine months ended         From inception
                                                          September 30,               September 30,       to September 30,
                                                    2012          2011          2012          2011                   2012
                                               ---------   -----------     ---------   -----------            -----------
                                                     US$           US$           US$           US$                    US$

Revenue                                                -             -             -             -                      -
                                               ---------   -----------     ---------   -----------            -----------

  General and administrative expenses              2,990           342         6,581         3,794                102,624
  Interest expense - stockholders                  1,883             -         5,637             -                 12,184
                                               ---------   -----------     ---------   -----------            -----------
Loss from continuing operations                   (4,873)         (342)      (12,218)       (3,794)              (114,808)
Discontinued operation
Loss on disposal of discontinued operations            -             -             -             -                 (6,458)
                                               ---------   -----------     ---------   -----------            -----------

Net Loss                                          (4,873)         (342)      (12,218)       (3,794)              (121,266)
                                               =========   ===========     =========   ===========            ===========


Basic and fully diluted loss per share             (0.00)        (0.00)        (0.00)        (0.00)
                                               =========   ===========     =========   ===========
Basic and fully diluted weighted
  average number of shares                    18,675,800    18,675,800    18,675,800   18,675,800
                                              ==========   ===========    ==========   ==========
























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                  September 30, to September 30,
                                              2012        2011             2012
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations      (12,218)     (3,794)        (114,808)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                   (12,218)     (3,794)        (121,266)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -         147              879
  Accrued expenses                           4,500           -            4,500
  Imputed interest                           5,637           -           12,184
  Disposal of equipment                          -       2,785            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
                                         ---------   ---------      -----------

Net cash used in operating activities       (2,081)       (862)         (94,460)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                 2,081         862           94,460
                                         ---------   ---------      -----------

Net cash provided by financing activities    2,081         862           94,460
                                         ---------   ---------      -----------

Net (decrease) increase in cash                  -           -                -

Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------

Cash - end of period                        -            -
                                         =========    =========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -               -            -
                                         =========    =========     ===========
Income taxes                                     -               -            -
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

e)  Recent Accounting Pronouncements

In the quarter ending September 30, 2012, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.




                                    - F5 -

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $6,547 for the year ended December 31, 2011 and $1,883 and $5,637 for the three month and nine month periods ending September 30, 2012 respectively. Advances from stockholders as of September 30, 2012 and December 31, 2011 are as follows:

                                                September 30,       December 31,
                                                        2012               2011
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  120,767            118,686
                                                    --------          ---------
Total advances from related parties:               $ 152,081          $ 150,000
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

6.  Subsequent Events

The Company has evaluated subsequent events through the filing date of these financial statements on form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.




























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

Challenges and Risks

As of the nine months ended September 30, 2012, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,073,088 as of September 30, 2012 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH SEPTEMBER 30, 2012

Revenues

We had no revenue from operations from inception and during the three and nine months ended September 30, 2012.

Expenses

Our total expenses increased by $4,531 from $342 for three months ended September 30, 2011 to $4,873 for the three months ended September 30, 2012 and by $8,424 from $3,794 for nine months ended September 30, 2011 to $12,213 for the nine months ended September 30, 2012 due to the imputed interest recorded for the advances from stockholders and professional fees. Our expenses from continuing operations have been $114,808 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at September 30, 2012 is $152,081 in advances from stockholders. Stockholders advanced $1,490 and $2,081 during the three and nine months ended September 30, 2012 respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $1,883 and $5,637 for the three and nine month periods ending September 30, 2012 respectively and $12,184 since inception.

Liquidity and Capital Resources

The Company had no cash balance at September 30, 2012 or on December 31, 2011. The notes to our unaudited financial statements as of September 30, 2012, contain a disclosure regarding our uncertain ability to continue as a going concern. As of September 30, 2012, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,073,088. We had $156,581 in current liabilities and no current assets, as such we are left with a working capital deficit of $156,581 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the three and nine month periods ended September 30, 2012 and September 30, 2011 respectively.

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