Form 10-K
period 2012-12-31
EMPIRE GLOBAL CORP.
filed 2013-04-16
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [X] No [ ]

The issuer had $0 in revenues for its most recent fiscal year. The number of shares outstanding of the issuer's single class of common stock, as of the close on April 4, 2013 is 18,675,800 shares.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2012, the last business day of the second fiscal quarter, was $186,758 based on the average closing bid and asked prices for the Common Stock of $0.01 per share.


TABLE OF CONTENTS
                                                                            PAGE
PART I
ITEM 1.    DESCRIPTION OF BUSINESS                                             3
ITEM 2.    DESCRIPTION OF PROPERTY                                             5
ITEM 3.    LEGAL PROCEEDINGS                                                   6
ITEM 4.    MINE SAFETY DISCLOSURES                                             6

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            6
ITEM 6.    SELECTED FINANCIAL DATA                                            11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
           (Financial Statements - pages numbered as F1 to F11)               17
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                29
ITEM 9A.   CONTROLS AND PROCEDURES                                            29
ITEM 9B.   OTHER INFORMATION                                                  30

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS       30
ITEM 11.   EXECUTIVE COMPENSATION                                             33
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     34
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             35
ITEM 15.   EXHIBITS                                                           36

           SIGNATURES                                                         37

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

We are authorized to issue an aggregate amount of eighty million (80,000,000) shares of common stock with a $0.0001 par value, and twenty million (20,000,000) shares of preferred stock with a $0.0001 par value. Each shareholder of the common stock shall be entitled to one vote for each share of common stock held. As of December 31, 2012 there were 18,675,800 shares of common stock outstanding and no preferred shares of stock outstanding.

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

As of December 31, 2012, the Company did not have interests in any business, however the Company had entered into an Agreement to purchase AVT on December 9, 2011, and subsequently terminated the Agreement to purchase AVT on July 2, 2012.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2012 the Company has no products or services available.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2012 the Company has no current business operations.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

As of the fiscal year ended December 31, 2012 the Company has no current business operations and therefore does compete with any other business.

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

There is no current need for Government Approval for its products or service.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

There is no current effect on us of existing or probable governmental regulations on the business.

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2012 and 2011.

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

Item. 4. Mine Safety Disclosures

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

                                                         BID PRICES
2011 PERIOD
January 1 - March 31                             $  0.001        $  0.001
April 1 - June 30                                   0.001           0.001
July 1 - September 30                               0.001           0.001
October 1 - December 31                             0.03            0.01

2012 PERIOD                                         HIGH             LOW
January 1 - March 31                             $  0.01         $  0.01
April 1 - June 30                                   0.01            0.01
July 1 - September 30                               0.01            0.01
October 1 - December 31                             0.01            0.01

SHAREHOLDERS

As of December 31, 2012, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

DIVIDENDS

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

DESCRIPTION OF SECURITIES

As of December 31, 2012, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding of which 20 shares are restricted within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. The Company may issue restricted shares in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's discussion and analysis of financial condition and results of operations


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

As of December 31, 2012, the Company has no business operations and has been seeking new business opportunities during the period covered by this report. On July 10, 2012 the Company reported that it terminated the Agreement to acquire AVT which was first entered into on December 9, 2011.

PLAN OF OPERATION

At December 31, 2012 we had no cash and no assets and 165,825 in current liabilities. Our cash flow requirement for the twelve-month period from January 2013 to December 2013 is estimated to be $150,000.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2012 of $162,825. Additional working capital is not currently assessable since the Company is seeking business opportunities.

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

RESULTS OF OPERATIONS

Overview
The historical financial information about the Company upon which to base an evaluation of our performance has been interrupted by a number of failed business ventures. Accordingly, comparisons with prior periods are generally not meaningful.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Revenues
The Company has no revenues for the period covered by this report. We do not expect to generate any revenue, unless we are able to merge with a revenue producing business.

Expenses
Our general and administrative expenses decreased from $25,197 in 2011 to $15,825 in 2012. The decrease was a result of our limited operations during the year ended December 31, 2012.

In 2012 and 2011 we financed our capital needs with advances from private shareholders Gold Street Capital Corp and Braydon Capital Corp. In the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses anticipated to be incurred for filing our regulatory requirements and actively pursuing a new business venture.

Interest expense included imputed interest of $7,598 and $6,547 on advances from shareholders for the years ended December 31, 2012 and 2011 respectively.

Net Income/Loss
For the year ended December 31, 2012, we had a net loss of $23,423 or $0.001 net loss per share which was a decrease of $8,321 in net loss from our net loss of $31,744 or $0.002 net loss per share for the year ended December 31, 2011.

Assets
At December 31, 2012 and December 31, 2011 we had no cash and other assets.

Liabilities
Our current liabilities at December 31, 2012 were $165,825 versus $150,000 in 2011. The increase was a result of debts due to shareholders to fund our operations during 2012.

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2012 is $159,575 compared to $150,000 for the year ended December 31, 2011. Advances are due to stockholders, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $7,598 and $6,547 for the years ended December 31, 2012 and 2011, respectively.

Liquidity and capital resources

The Company had no cash balance at December 31, 2012 or 2011. The notes to our financial statements as of December 31, 2012 and 2011, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $5,084,293. As of December 31, 2012, we had $165,825 in current liabilities as well as a working capital deficit of $165,825 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2012 and 2011.

CASH FLOWS

Net Cash Used In Operating Activities
Our net cash used in operating activities decreased to $9,575 during the year ended December 31, 2012 versus $22,265 in 2011. The decrease was primarily due to a decrease in our operating costs.

Net Cash Used In Investing Activities
There were no investing activities in 2012 or 2011.

Net Cash Provided By Financing Activities
Our cash from financing activities in 2012 decreased to $9,575 versus $22,265 for the period ended 2011 and were limited to advances from two shareholders during the years ended December 31, 2012 and 2011.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 5 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2012 and 2011. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

See Note 7 of Notes to Financial Statements for a detailed explanation of our contingencies. We had no long-term commitments at December 31, 2012.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2012.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

See Note 8 "Subsequent Events" of Notes to Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EMPIRE GLOBAL CORP.
                         (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2012 and 2011

                                    CONTENTS

  Report of Independent Registered Public Accounting Firm                    F-1
  Consolidated Balance Sheets                                                F-2
  Consolidated Statements of Operations and Comprehensive Loss               F-3
  Consolidated Statements of Changes in Stockholders' Deficiency             F-4
  Consolidated Statements of Cash Flows                                      F-5
  Notes to Consolidated Financial Statements                          F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Empire Global Corp., ("the Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 5, 2010) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (January 5, 2010) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Paritz & Company, P.A.
Hackensack, NJ
April 15, 2013

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                    December 31,
                                                            2012           2011
                                                    ------------   ------------

          ASSETS

  Cash                                                         -              -
                                                    ------------   ------------

                                                               -              -
                                                    ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable and accrued liabilities                 6,250              -
  Advances from stockholders                             159,575        150,000
                                                    ------------   ------------
Total Current Liabilities                                165,825        150,000


Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding            -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 at December 31, 2012 and 2011              1,868          1,868
  Additional - paid in capital                         4,916,600      4,909,002
  Deficit accumulated during teh development stage      (126,013)      (102,590)
  Accumulated deficit                                 (4,958,280)    (4,958,280)
                                                    ------------   ------------
Total Stockholders' Equity (Deficiency)                 (165,825)      (150,000)
                                                    ------------   ------------

                                                               -              -
                                                    ============   ============
















                         See notes to financial statements

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
          Consolidated Statements of Operations and Comprehensive Loss


                                                                 From inception
                                                               (January 5, 2010)
                                       Years ended December 31,     December 31,
                                              2012        2011             2012
                                          --------    --------     ------------

Revenue                                          -           -                -

General and administrative expenses         15,825      25,197          111,868
Interest expense - stockholders              7,598       6,547           14,145

Loss from continuing operations            (23,423)    (31,744)        (126,013)
                                          --------    --------     ------------

Discontinued operations
  Loss on disposal of discontinued operations    -           -           (6,458)
                                          --------    --------     ------------

Net Loss                                   (23,423)    (31,744)        (132,471)

Basic and fully diluted loss
 per share - continuing operations          (0.001)     (0.002)
                                          ========    ========
Basic and fully diluted loss
 per share - discontinued operations        (0.000)     (0.000)
                                          ========    ========

Basic and fully diluted loss
 per common share                           (0.001)     (0.002)
                                          ========    ========
Basic and fully diluted weighted
 average number of shares outstanding   18,675,800  18,675,800
                                       =========== ===========



















                         See notes to financial statements

                                                      EMPIRE GLOBAL CORP.
                                                (A Development Stage Company)
                               Consolidated Statements of Changes in Stockholders' Deficiency


                                                                                Accumulated
                                         Common                  Additional           Other                         Total
                                          Stock                     Paid-In   Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital          Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------


Balance at December 31, 2010         18,675,800         1,868     4,909,455               -    (5,029,126)       (124,803)


Imputed interest on
      stockholder advances                    -             -         6,547               -             -           6,547
Net loss                                      -             -             -               -       (31,744)        (31,744)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2011         18,675,800         1,868     4,909,002               -    (5,060,870)       (150,000)



Imputed interest on
      stockholder advances                    -             -         7,598               -             -           7,598
Net loss                                      -             -             -               -       (23,423)        (23,423)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2012         18,675,800         1,868     4,916,600               -    (5,084,293)       (165,825)
                                    =====================================================================================

























                                        See notes to Consolidated Financial Statements

                                                            F-4

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                 From inception
                                                               (January 5, 2010)
                                       Years ended December 31,     December 31,
                                              2012        2011             2012
                                          --------    --------     ------------

Cash Flows from Operating Activities
   Net loss from continuing operations     (23,423)    (31,744)        (102,590)
   Net loss from discontinued operations         -           -           (6,458)
   Net loss                                (23,423)    (31,744)        (132,471)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation                                  -         147              879
   Imputed interest                          7,598       6,547           14,145
   Disposal of equipment                         -       2,785            2,785
   Loss on disposal of
     discontinued operations                     -           -            6,458

Change in operating assets and liabilities
   Accounts payable and accrued liabilities  6,250           -            6,250

Net cash used in operating activities       (9,575)    (22,265)        (101,954)

Cash Flows from Financing Activities
   Advances from stockholders                9,575      22,265          101,954

Net cash provided by financing activities    9,575      22,265          101,954

Net change in cash                               -           -                -
Cash - beginning of period                       -           -                -
Cash - end of period                             -           -                -

Supplemental disclosure of cash flow information:
Cash paid during the years for:
  Interest                                       -           -                -
  Income taxes                                   -           -                -
















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

The Company has been looking for potential acquisitions. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise starting from January 5, 2010. The Company's financial statements are identified as those of a development stage company, and the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

As of December 31, 2012, the Company has no cash or other assets, has incurred significant losses from operations since its inception and has not yet established any source of revenues. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce its operating expenses or be successful in locating or acquiring a viable business.

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

f) Earnings Per Share

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

Basic and diluted loss per share was the same, at December 31, 2012 and 2011, as there were no common stock equivalents outstanding.

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

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $7,598 and $6,547 for the years ended December 31, 2012 and December 31, 2011 respectively. Advances from stockholders as of December 31, 2012 and 2011 are as follows:

                                                       December 31, December 31,
                                                              2012         2011
                                                        ----------   ----------
  Braydon Capital Corp.                                  $  31,314   $   31,314
  Gold Street Capital Corp.                              $ 128,261   $  118,686
                                                        ----------   ----------
Total advances from stockholders:                        $ 159,575   $  150,000
                                                        ==========   ==========
5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2012 and 2011.

The Company's deferred tax assets as of December 31, 2012 and 2011 are as follows:

                                                       December 31, December 31,
                                                              2012         2011
                                                        ----------   ----------
Net loss carryforward                                  $ 1,779,000  $ 1,771,000
Valuation allowance                                    ( 1,779,000) ( 1,771,000)
                                                        ----------   ----------
Deferred tax assets                                    $         -  $         -
                                                        ==========   ==========

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of December 31, 2012. This NOL may be offset against future taxable income through the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for the year ended December 31, 2012 and 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

6. Discontinued Operations

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

8. Subsequent Events

The Company has evaluated all events or transactions that occurred subsequent to December 31, 2012 through the date these financial statements were issued, and has disclosed as follows:

On March 3, 2013, the Ontario Securities Commission withdrew all proceedings against two companies controlled by our executive officer, Firestar Capital Management Corporation and Firestar Investment Management Group Inc. arising from allegations made by the Ontario Securities Commission on December 21, 2004. (See Note 7)

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Item 9b. Other information

None.


PART III

Item 10. Directors and executive officers, promoters and control persons

On December 31, 2012, Empire had two directors and two executive officers, neither of which have any other directorships with any other reporting company. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

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

Michael Ciavarella    50       Chairman, Director     June 6, 2011        None
                          Chief Executive Officer,
                          Chief Financial Officer,
                          Chief Operating Officer
Vic Dominelli         49                 Director  January 6, 2005        None
                                        Secretary


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

Resumes

Michael Ciavarella, B.Sc. - Chairman of the Board, CEO, COO, CFO

2005 - 2012   Director of Operations, Empire Global Corp.
2004          President and CEO, Empire Global Corp (formerly Pender)
1990 - 2007   Independent Investment Advisor, Limited Market Dealer
1986 - 1990   Teacher - Cree School Board

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

SUMMARY COMPENSATION TABLE

-
                                                                      Non-equity  Nonqualified
Name and                                     Stock     Option     Incentive Plan      Deferred     All Other         Total
principal                   Salary   Bonus   Award(s)   Award(s)    Compensation  Compensation  Compensation  Compensation
position              Year      ($)     ($)       ($)        ($)              ($)           ($)           ($)           ($)
-------------------   ----  ------  ------   -------   --------   --------------  ------------  ------------  ------------

Michael Ciavarella
CEO, CFO, Chairman    2012       0       0         0          0                0             0             0             0
                      2011       0       0         0          0                0             0             0             0

Vic Dominelli,
Secretary, Director   2012       0       0         0          0                0             0             0             0
                      2011       0       0         0          0                0             0             0             0
                      2010       0       0         0          0                0             0             0             0
                      2009       0       0         0          0                0             0             0             0
                      2008       0       0         0          0                0             0             0             0
                      2007       0       0         0          0                0             0             0             0
                      2006       0       0         0          0                0             0             0             0
                      2005       0       0         0          0                0             0             0             0


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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2012 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 671 Westburne Dr., Concord, Ontario L4K 4Z1.

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
                155 Mary Street, Zephyr House
                Georgetown, Grand Cayman

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2012.

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

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $3,500 and $2,500 to Paritz and Co., PA in connection to audits for the periods ended December 31, 2011 and 2012 respectively.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2012 and 2011.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2012 and 2011 other than those previously disclosed.

ALL OTHER FEES
All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2012 and 2011.

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

EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                              Date: April 15, 2013.
---------------------------
         Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael Ciavarella                              Date: April 15, 2013.
---------------------------
         Michael Ciavarella
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)