Form 10-Q
period 2013-03-31
EMPIRE GLOBAL CORP.
filed 2013-05-13
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2013

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

There were 18,675,800 shares of Common Stock outstanding as of April 26, 2013.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2013, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (pages numbered F-1 - F-7)                      3
Item 2.  Management's Discussion and Analysis or Plan of Operation           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 1A. Risk Factors                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            15

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 2013 and 2012




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-7

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                              Balance Sheets


                                                          March 31, December 31,
                                                              2013         2012
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Cash                                                             -            -
                                                           -------      -------
Total Assets                                                     -            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                   2,964        6,250
  Advances from stockholders                               164,998      159,575
                                                           -------      -------

Total Current Liabilities                                  167,962      165,825


Stockholders Deficiency

Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding at March 31, 2013
  and December 31, 2012 respectively,                        1,868        1,868
Additional paid-in capital                               4,918,642    4,916,600
Deficit accumulated during the development stage          (130,192)    (126,013)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                        -----------  -----------

Total Stockholders' Deficiency                            (167,962)    (165,825)
                                                         ----------    ---------

Total Liabilities and Stockholders' Deficiency                   -            -
                                                           =======      =======














                       See notes to financial statements

                                    - F1 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2013        2012             2013
                                          --------    --------     ------------
                                               US$         US$              US$

Revenue                                          -            -               -

  General and administrative expenses        2,137        1,878         114,005
  Interest expense - stockholders            2,042        1,877          16,187
                                         ---------    ---------     -----------
Loss from continuing operations             (4,179)      (3,755)       (130,192)
Discontinued operation
Loss on disposal of discontinued operations      -            -          (6,458)
                                         ---------    ---------     -----------

Net Loss                                    (4,179)      (3,755)       (136,192)
                                         =========    =========     ===========


Basic and fully diluted loss per share       (0.00)       (0.00)
                                         =========  ===========

Basic and fully diluted weighted
  average number of shares              18,675,800   18,675,800
                                        ==========  ===========


























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2013        2012             2013
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations       (4,179)     (3,755)        (130,192)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                    (4,179)     (3,755)        (136,650)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -           -              879
  Imputed interest                           2,042       1,877           16,187
  Disposal of equipment                          -           -            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
  Account payable and accrued liabilities   (3,286)      1,500            2,964
                                         ---------   ---------      -----------

Net cash used in operating activities       (5,423)       (378)        (107,377)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                 5,423         378          107,377
                                         ---------   ---------      -----------

Net cash provided by financing activities    5,423         378          107,377
                                         ---------   ---------      -----------

Net (decrease) increase in cash                  -           -                -

Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------

Cash - end of period                        -            -
                                         =========    =========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -               -            -
                                         =========    =========     ===========
Income taxes                                     -               -            -
                                         =========    =========     ===========





                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                     Notes to Financial Statements
                              (Unaudited)

1. Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2012. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in the company's Form 10K filed on April 16, 2013. The functional currency used by the Company is the US dollar.

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. and maintains its principal executive office headquartered in Canada. On September 30, 2005 contemporaneously with a change in management and business plan changed its name to Empire Global Corp.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management's intended operations. Management has provided financial data since inception (January 5, 2010).

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

                                    - F4 -

The accompanying unaudited financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on April 16, 2013 for the fiscal year ended December 31, 2012. A summary of critical accounting policies are described below.

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

c)  Fair Value of Financial Instruments

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

e)  Recent Accounting Pronouncements

In the quarter ending March 31, 2013, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.














                                    - F6 -

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. Advances from stockholders as of March 31, 2013 and December 31, 2012 are as follows:

                                                    March 31,       December 31,
                                                        2013               2012
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  133,684            128,261
                                                    --------          ---------
Total advances from related parties:               $ 164,998          $ 159,575
                                                    ========          =========

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2013.

The Company's deferred tax assets as of March 31, 2013 and December 31, 2012 are as follows:
                                                    March 31,       December 31,
                                                        2013               2012
                                                    --------        -----------
Net loss carryforward                            $ 1,781,000        $ 1,779,000
Valuation allowance                              ( 1,781,000)       ( 1,779,000)
                                                 ------------       ------------
Deferred tax assets                              $         -        $         -
                                                 ============       ============

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of March 31, 2013. This NOL may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for three months ended March 31, 2013 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

6. Commitments and Contingencies

On March 3, 2013, the Ontario Securities Commission withdrew all proceedings against two companies controlled by our executive officer, Firestar Capital Management Corporation and Firestar Investment Management Group Inc. arising from allegations made by the Ontario Securities Commission on December 21, 2004.

7. Subsequent Events

The Company has evaluated subsequent events through the filing date of these financial statements on form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.
                                    - F7 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.


General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2012. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Hereinafter, Empire Global Corp. ("Empire") will be referred to as the Company throughout the balance of this document.

Overview

Empire was organized under the laws of the State of Delaware on August 26, 1998. The Company went through various name changes prior to September 2005 when the name was changed to Empire Global Corp. We are presently seeking new business opportunities and currently intend to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

Challenges and Risks

As of the three months ended March 31, 2013, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,088,472 as of March 31, 2013 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

On July 2, 2012, the Company reported that it had terminated the Agreement to acquire Avontrust Global Pte. Ltd, therefore, over the next twelve months we plan to continue seek out additional new business opportunities. If we enter into a new business opportunity or close such a venture, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH MARCH 31, 2013

Revenues

We had no revenue from operations from inception and during the three months ended March 31, 2013.

Expenses

Our total expenses increased by $424 from $3,755 for three months ended March 31, 2012 to $4,179 for the three months ended March 31, 2013. This increase was due to professional fees paid. Our expenses from continuing operations have been $130,192 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at March 31, 2013 is $164,998 in advances from stockholders. Stockholders advanced $5,423 and $378 during the three months ended March 31, 2013 and 2012, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of 2,042 for the three months ending March 31, 2013 and $16,187 since inception.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2013 or on December 31, 2012. The notes to our unaudited financial statements as of March 31, 2013, contain a disclosure regarding our uncertain ability to continue as a going concern. As of March 31, 2013, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,088,472. We had $167,962 in current liabilities and no current assets, as such we are left with a working capital deficit of $167,962 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the periods ended March 31, 2013 and March 31, 2012.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: May 9, 2013.
   -------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer