Form 10-Q
period 2013-06-30
EMPIRE GLOBAL CORP.
filed 2013-08-13
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2013

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

There were 18,675,800 shares of Common Stock outstanding as of August 1, 2013.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2013, prepared by the company, immediately follow.


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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           JUNE 30, 2013 and 2012




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-7

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                              Balance Sheets




                                                           June 30, December 31,
                                                              2013         2012
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------   ----------
   ASSETS

Cash                                                             -            -
                                                           -------      -------
Total Assets                                                     -            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                   4,437        6,250
  Advances from stockholders                               165,362      159,575
                                                           -------      -------

Total Current Liabilities                                  169,799      165,825


Stockholders Deficiency

Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding at
   June 30, 2013 and December 31, 2012,                      1,868        1,868
Additional paid-in capital                               4,920,706    4,916,600
Deficit accumulated during the development stage          (134,093)    (126,013)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                       -----------  -----------

Total Stockholders' Deficiency                            (169,799)    (165,825)
                                                        ----------    ---------

Total Liabilities and Stockholders' Deficiency                   -            -
                                                           =======      =======











                       See notes to financial statements

                                    - F1 -

                                             EMPIRE GLOBAL CORP.
                                          Statements of Operations
                                                 (Unaudited)

                                                    Three Months Ended            Six months ended         From inception
                                                               June 30,                    June 30,            to June 30,
                                                    2013          2012          2013          2012                   2013
                                               ---------   -----------     ---------   -----------            -----------
                                                     US$           US$           US$           US$                    US$

Revenue                                                -             -             -             -                      -
                                               ---------   -----------     ---------   -----------            -----------

  General and administrative expenses              1,837         1,713         3,974         3,591                115,842
  Interest expense - stockholders                  2,064         1,877         4,106         3,754                 18,251
                                               ---------   -----------     ---------   -----------            -----------
Loss from continuing operations                   (3,901)       (3,590)       (8,080)       (7,345)              (134,093)
Discontinued operation
Loss on disposal of discontinued operations            -             -             -             -                 (6,458)
                                               ---------   -----------     ---------   -----------            -----------

Net Loss                                          (3,901)       (3,590)       (8,080)       (7,345)              (140,551)
                                               =========   ===========     =========   ===========            ===========


Basic and fully diluted loss per share             (0.00)        (0.00)        (0.00)        (0.00)
                                               =========   ===========     =========   ===========
Basic and fully diluted weighted
  average number of shares                    18,675,800    18,675,800    18,675,800    18,675,800
                                              ==========   ===========    ==========    ==========
























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)


                                                                 From inception
                                              Six Months Ended (January 5, 2010)
                                                      June 30,      to June 30,
                                              2013        2012             2013
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations       (8,080)     (7,345)        (134,093)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                    (8,080)     (7,345)        (140,551)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -           -              879
  Imputed interest                           4,106       3,754           18,251
  Disposal of equipment                          -           -            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
  Account payable and accrued liabilities   (1,813)      3,000           (1,813)
                                         ---------   ---------      -----------

Net cash used in operating activities       (5,787)       (591)        (113,991)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                 5,787         591          113,991
                                         ---------   ---------      -----------

Net cash provided by financing activities    5,787         591          113,991
                                         ---------   ---------      -----------
Net (decrease) increase in cash                  -           -                -
Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------
Cash - end of period                             -           -                -
                                         =========   =========      ===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                                         -           -                -
                                         =========   =========      ===========
Income taxes                                     -           -                -
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

The Company has no assets or liabilities measured at fair value.

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

e)  Recent Accounting Pronouncements

In the quarter ending June 30, 2013, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.
















                                    - F6 -

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. Advances from stockholders as of June 30, 2013 and December 31, 2012 are as follows:

                                                     June 30,       December 31,
                                                        2013               2012
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  134,038            128,261
                                                    --------          ---------
Total advances from related parties:               $ 165,362          $ 159,575
                                                    ========          =========

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended June 30, 2013.

The Company's deferred tax assets as of June 30, 2013 and December 31, 2012 are as follows:
                                                     June 30,       December 31,
                                                        2013               2012
                                                    --------        -----------
Net loss carryforward                            $ 1,782,000        $ 1,779,000
Valuation allowance                              ( 1,782,000)       ( 1,779,000)
                                                ------------       ------------
Deferred tax assets                              $         -        $         -
                                                ============       ============

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of June 30, 2013. This NOL may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for three months ended June 30, 2013 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Challenges and Risks

As of the three months ended June 30, 2013, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,092,373 as of June 30, 2013 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH JUNE 30, 2013

Revenues

We had no revenue from operations from inception and during the three months and six months ended June 30, 2013.

Expenses

Our total expenses increased by $311 from $3,590 for three months ended June 30, 2012 to $3,901 for the three months ended June 30, 2013 and by $735 from $7,345 for six months ended June 30, 2012 to $8,080 for the six months ended June 30, 2013 due to the imputed interest recorded for the advances from stockholders and professional fees. Our expenses from continuing operations have been $134,093 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at June 30, 2013 is $165,362 in advances from stockholders. Stockholders advanced $364 and $5,787 during the three and six months ended June 30, 2013 respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $2,064 and $4,106 for the three and six month periods ending June 30, 2013 respectively and $18,251 since inception.

Liquidity and Capital Resources

The Company had no cash balance at June 30, 2013 or on December 31, 2012. The notes to our unaudited financial statements as of June 30, 2013, contain a disclosure regarding our uncertain ability to continue as a going concern. As of June 30, 2013, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,092,373. We had $169,799 in current liabilities and no current assets, as such we are left with a working capital deficit of $169,799 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the periods ended June 30, 2013 and June 30, 2012.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: August 9, 2013.
   -------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer