Form 10-Q
period 2013-09-30
EMPIRE GLOBAL CORP.
filed 2013-11-06
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2013

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

There were 18,675,800 shares of Common Stock outstanding as of October 23, 2013.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended September 30, 2013, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                          F-1 - F-7
Item 2.  Management's Discussion and Analysis or Plan of Operation            11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15
Item 4.  Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 1A. Risk Factors                                                         16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits                                                             16

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                         SEPTEMBER 30, 2013 and 2012




CONTENTS


Balance Sheets                                                                F1

Statements of Operations                                                      F2

Statements of Cash Flows                                                      F3

Notes to Financial Statements                                          F-4 - F-7

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                              Balance Sheets

                                                      September 30, December 31,
                                                              2013         2012
                                                               US$          US$
                                                        (Unaudited)
                                                        ----------  -----------
   ASSETS

Current Assets                                                   -            -
                                                           -------      -------
Total Assets                                                     -            -

                                                                 -            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                   6,133        6,250
  Advances from stockholders                               165,362      159,575
                                                           -------      -------

Total Current Liabilities                                  171,495      165,825

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding at
  September 30, 2013 and December 31, 2012,                  1,868        1,868
Additional paid-in capital                               4,922,773    4,916,600
Deficit accumulated during the development stage          (137,856)    (126,013)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                        -----------  -----------

Total Liabilities and Stockholders' Deficiency            (171,495)    (165,825)
                                                         ----------    ---------

                                                                 -            -
                                                           =======      =======














                       See notes to financial statements
                                    - F1 -

                                             EMPIRE GLOBAL CORP.
                                          Statements of Operations
                                                 (Unaudited)

                                                    Three Months Ended           Nine months ended         From inception
                                                          September 30,               September 30,       to September 30,
                                                    2013          2012          2013          2012                   2013
                                               ---------   -----------     ---------   -----------            -----------
                                                     US$           US$           US$           US$                    US$

Revenue                                                -             -             -             -                      -
                                               ---------   -----------     ---------   -----------            -----------

  General and administrative expenses              1,696         2,990         5,670         6,581                117,538
  Interest expense - stockholders                  2,067         1,883         6,173         5,637                 20,318
                                               ---------   -----------     ---------   -----------            -----------
Loss from continuing operations                   (3,763)       (4,873)      (11,843)      (12,218)              (137,856)
Discontinued operation
Loss on disposal of discontinued operations            -             -             -             -                 (6,458)
                                               ---------   -----------     ---------   -----------            -----------

Net Loss                                          (3,763)       (4,873)      (11,843)      (12,218)              (144,314)
                                               =========   ===========     =========   ===========            ===========


Basic and fully diluted loss per share             (0.00)        (0.00)        (0.00)        (0.00)
                                               =========   ===========     =========   ===========
Basic and fully diluted weighted
  average number of shares                    18,675,800    18,675,800    18,675,800    18,675,800
                                              ==========   ===========    ==========    ==========























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                        Statements of Cash Flows
                              (Unaudited)

                                                                 From inception
                                             Nine Months Ended (January 5, 2010)
                                                  September 30, to September 30,
                                              2013        2012             2013
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations      (11,843)    (12,218)        (137,856)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                   (11,843)    (12,218)        (144,314)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -           -              879
  Accrued expenses                            (117)      4,500            6,133
  Imputed interest                           6,173       5,637           20,318
  Disposal of equipment                          -           -            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
                                         ---------   ---------      -----------

Net cash used in operating activities       (5,787)     (2,081)        (107,741)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                 5,787       2,081          107,741
                                         ---------   ---------      -----------

Net cash provided by financing activities    5,787       2,081          107,741
                                         ---------   ---------      -----------

Net (decrease) increase in cash                  -           -                -

Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------

Cash - end of period                        -            -
                                         =========    =========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -               -            -
                                         =========    =========     ===========
Income taxes                                     -               -            -
                                         =========    =========     ===========






                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     Notes to Financial Statements
                              (Unaudited)

1. Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2012. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2012 included in the Company's Form 10K filed on April 16, 2013. The functional currency used by the Company is the US dollar.

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

The Company generated no revenue and has incurred losses since inception. These conditions, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is uncertain and dependant upon obtaining additional sources of financing to sustain its existence and achieving future profitable operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be unlikely that it will be able to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.


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

The Company adopted accounting guidance for financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value

                                    - F5 -
measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company has no assets or liabilities measured at fair value or a recovery basis.

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

e)  Recent Accounting Pronouncements

In the quarter ending September 30, 2013, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. Advances from stockholders as of September 30, 2013 and December 31, 2012 are as follows:

                                                September 30,       December 31,
                                                        2013               2012
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  134,048            128,261
                                                    --------          ---------
Total advances from related parties:               $ 165,362          $ 159,575
                                                    ========          =========






                                    - F6 -

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended
September 30, 2013.

The Company's deferred tax assets as of September 30, 2013 and December 31, 2012 are as follows:

                                                September 30,       December 31,
                                                        2013               2012
                                                    --------        -----------

Net loss carryforward                            $ 1,784,000        $ 1,779,000
Valuation allowance                             (  1,784,000)      (  1,779,000)
                                                    --------          ---------
Deferred tax assets                              $         -        $         -
                                                    ========          =========

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of September 30, 2013. This NOL may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for nine months ended September 30, 2013 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

In connection with the "safe harbor" provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, "Risk Factors" included in our form 10-K for the fiscal year ended December 31, 2012). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

Challenges and Risks

As of the nine months ended September 30, 2013, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,096,136 as of September 30, 2013 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 FROM INCEPTION (JANUARY 5, 2010) THROUGH SEPTEMBER 30, 2013

Revenues

We had no revenue from operations from inception and during the three and nine months ended September 30, 2013 and 2012.

Expenses

Our total expenses decreased by $1,110 from $4,873 for three months ended September 30, 2012 to $3,763 for the three months ended September 30, 2013 and by $375 from $12,218 for nine months ended September 30, 2012 to $11,883 for the nine months ended September 30, 2013 due to reduced professional fees. Our expenses from continuing operations have been $137,856 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at September 30, 2013 is $165,362 in advances from stockholders. There were no advances from Stockholders during the three months ended September 30, 2013 and $5,787 during the nine months ended September 30, 2013 respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $2,067 and $6,173 for the three and nine month periods ending September 30, 2013 respectively and $1,883 and $5,637 for the three and nine months ending September 30, 2012 respectively and $20,318 since inception.

Liquidity and Capital Resources

The Company had no cash balance at September 30, 2013 or on December 31, 2012. The notes to our unaudited financial statements as of September 30, 2013, contain a disclosure regarding our uncertain ability to continue as a going concern. As of September 30, 2013, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,096,136. We had $171,495 in current liabilities and no current assets, as such we are left with a working capital deficit of $171,495 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the three and nine month periods ended September 30, 2013 and September 30, 2012 respectively.

Contingencies and Commitments

See Note 6 of Notes to Financial Statements for a detailed explanation of our contingencies.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: October 30, 2013.
   -------------------------
         Michael Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer