Form 10-K
period 2013-12-31
EMPIRE GLOBAL CORP.
filed 2014-04-07
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [X] No [ ]

The issuer had $0 in revenues for its most recent fiscal year. The number of shares outstanding of the issuer's single class of common stock, as of the close on April 4, 2014 is 18,675,800 shares.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2013, the last business day of the second fiscal quarter, was $186,758 based on the average closing bid and asked prices for the Common Stock of $0.01 per share.


TABLE OF CONTENTS
                                                                            PAGE
PART I
ITEM 1.    DESCRIPTION OF BUSINESS                                             3
ITEM 2.    DESCRIPTION OF PROPERTY                                             5
ITEM 3.    LEGAL PROCEEDINGS                                                   6
ITEM 4.    MINE SAFETY DISCLOSURES                                             6

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            6
ITEM 6.    SELECTED FINANCIAL DATA                                            10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              10
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         15
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
           (Financial Statements - pages numbered as F1 to F10)               16
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                27
ITEM 9A.   CONTROLS AND PROCEDURES                                            27
ITEM 9B.   OTHER INFORMATION                                                  28

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS       28
ITEM 11.   EXECUTIVE COMPENSATION                                             30
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         31
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     32
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             33
ITEM 15.   EXHIBITS                                                           34

           SIGNATURES                                                         35

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

We are authorized to issue an aggregate amount of eighty million (80,000,000) shares of common stock with a $0.0001 par value, and twenty million (20,000,000) shares of preferred stock with a $0.0001 par value. Each shareholder of the common stock shall be entitled to one vote for each share of common stock held. As of December 31, 2013 there were 18,675,800 shares of common stock outstanding and no preferred shares of stock outstanding.

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

As of December 31, 2013, the Company did not have interests in any business.

DISTRIBUTION METHODS FOR PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2013 and 2012 the Company has no products or services available.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

As of the fiscal year ended December 31, 2013 the Company has no current business operations.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

As of the fiscal year ended December 31, 2013 the Company has no current business operations and therefore does compete with any other business.

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

The Company will continue to seek a potential acquisition target to develop an operating business.

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

RESEARCH AND DEVELOPMENT COSTS

The Company had no research and development costs during the year ended December 31, 2013 and 2012.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Empire is not directly affected by any environmental laws, but may indirectly be affected if a subsidiary company project or property falls under the scope of any Federal, State and Local environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

Empire currently has no employees, while our CEO, CFO and Secretary will provide the day to day operations and management services. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

We were listed and became eligible for trading on the OTCBB on March 4, 2004 and the first electronic trade of our stock occurred on October 14, 2004. We now trade on the OTCQB under the symbol EMGL.

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


                                                         BID PRICES
                                                    HIGH             LOW
2012 PERIOD
January 1 - March 31                             $  0.01         $  0.01
April 1 - June 30                                   0.01            0.01
July 1 - September 30                               0.01            0.01
October 1 - December 31                             0.01            0.01

2013 PERIOD
January 1 - March 31                             $  0.005         $ 0.002
April 1 - June 30                                   0.005           0.01
July 1 - September 30                               0.01            0.01
October 1 - December 31                             0.035           0.01

SHAREHOLDERS

As of December 31, 2013, there were an estimated 400 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

DIVIDENDS

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

DESCRIPTION OF SECURITIES

As of December 31, 2013, there were 18,675,800 shares of common stock, of 0.0001 par value, issued and outstanding of which 20 shares are restricted within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. The Company may issue restricted shares in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company.

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

As of December 31, 2013, the Company has no business operations and has been seeking new business opportunities during the period covered by this report. On July 10, 2012 the Company reported that it terminated the Agreement to acquire AVT which was first entered into on December 9, 2011.

PLAN OF OPERATION

At December 31, 2013 we had no cash and no assets and $174,236 in current liabilities. Our cash flow requirement for the twelve-month period from January 2014 to December 2014 is estimated to be $150,000.

Empire Additional Working Capital:
Empire has a working capital deficit as of December 31, 2013 of $174,236. Additional working capital is not currently assessable since the Company is seeking business opportunities.

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

It is impossible at this time to determine the result of our business development as a result of any proposed agreement. Therefore, the Company will continue to seek additional opportunities and potential acquisition targets to develop an operating business.

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

We are not limiting our search for business opportunities to any particular industry; therefore, our management may not be experienced in matters relating to the business of any such target and will rely upon its own reasonable efforts in accomplishing our business purposes. The Company may employ outside consultants or advisors to assist in the search for qualified target companies in which case any outside consultants or advisors fees may need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

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

On December 12, 2011 the Company filed a form 8-K report with the Securities and Exchange Commission containing material facts that management entered into an agreement to acquire AVT as described elsewhere. On July 10, 2012 the Company filed an 8-K announcing that agreement to acquire AVT was terminated.

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

Expenses
Our general and administrative expenses decreased from $15,825 in 2012 to $8,411 in 2013. The decrease was a result of our limited operations during the year ended December 31, 2013.

In 2013 and 2012 we financed our capital needs with advances from a private shareholder Gold Street Capital Corp. In the subsequent twelve month period our operating costs are expected to decrease due to the limited scope of work and expenses anticipated to be incurred for filing our regulatory requirements and actively pursuing a new business venture.

Interest expense included imputed interest on advances from shareholders of $8,244 and $7,598 for the years ended December 31, 2013 and 2012 respectively.

Net Income/Loss
For the year ended December 31, 2013, we had a net loss of $16,655 or $0.001 net loss per share which was a decrease of $6,768 from our net loss of $23,423 or $0.001 net loss per share for the year ended December 31, 2012.

Assets
At December 31, 2013 and December 31, 2012 we had no assets.

Liabilities
Our current liabilities at December 31, 2013 were $174,236 as compared to $165,825 in 2012. The increase was a result of debts due to shareholders to fund our operations during 2013.

RELATED PARTY TRANSACTIONS

The amount due to related parties at December 31, 2013 is $165,971 compared to $159,575 for the year ended December 31, 2012. Advances are due to stockholders, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $8,244 and $7,598 for the years ended December 31, 2013 and 2012, respectively.

Liquidity and capital resources

The Company had no cash balance at December 31, 2013 or 2012. The notes to our financial statements as of December 31, 2013 and 2012, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have no revenues to cover our expenses, and we have an accumulated deficit of $5,100,948. As of December 31, 2013, we had $174,236 in current liabilities as well as a working capital deficit of $174,236 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2013 and 2012.

CASH FLOWS

Net Cash Used In Operating Activities
Our net cash used in operating activities decreased to $6,396 during the year ended December 31, 2013 versus $9,575 in 2012. The decrease was primarily due to a decrease in our operating costs.

Net Cash Used In Investing Activities
There were no investing activities in 2013 or 2012.

Net Cash Provided By Financing Activities
Our cash from financing activities in 2013 decreased to $6,396 versus $9,575 for the period ended 2012 and were limited to advances from a shareholder during the years ended December 31, 2013 and 2012.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Note 5 of the financial statements included in this report sets out our deferred tax assets as of December 31, 2013 and 2012. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

We had no long-term commitments at December 31, 2013.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations at December 31, 2013.

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

See Note 6 "Subsequent Events" of Notes to Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EMPIRE GLOBAL CORP.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2013 and 2012

                                    CONTENTS


  Report of Independent Registered Public Accounting Firm                    F-1
  Balance Sheets                                                             F-2
  Statements of Comprehensive Loss                                           F-3
  Statements of Changes in Stockholders' Deficiency                          F-4
  Statements of Cash Flows                                                   F-5
  Notes to Financial Statements                                       F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Empire Global Corp., ("the Company") as of December 31, 2013 and 2012 and the related statements of comprehensive loss, changes in stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 5, 2010) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (January 5, 2010) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no assets, incurred significant losses from operations since its inception and has not yet established any source of revenues. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Paritz & Company, P.A.

Hackensack, NJ

April 4, 2014

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                                Balance Sheets


                                                                    December 31,
                                                            2013           2012
                                                    ------------   ------------

          ASSETS

  Cash                                              $          -   $          -
                                                    ------------   ------------

                                                    $          -   $          -
                                                    ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable and accrued liabilities          $      8,265   $      6,250
  Advances from stockholders                             165,971        159,575
                                                    ------------   ------------
Total Current Liabilities                                174,236        165,825
                                                    ------------   ------------

Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
     shares authorized, none issued and outstanding            -              -
  Capital Stock, $0.0001 par value, 80,000,000
     shares authorized, shares issued and outstanding
     18,675,800 at December 31, 2013 and 2012              1,868          1,868
  Additional - paid in capital                         4,924,844      4,916,600
  Deficit accumulated during the development stage      (142,668)      (126,013)
  Accumulated deficit                                 (4,958,280)    (4,958,280)
                                                    ------------   ------------
Total Stockholders' Equity (Deficiency)                 (174,236)      (165,825)
                                                    ------------   ------------

                                                    $          -   $          -
                                                    ============   ============
















                         See notes to financial statements

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                         Statements of Comprehensive Loss

                                                             From re-entry into
                                                              development stage
                                                               (January 5, 2010)
                                       Years ended December 31,  to December 31,
                                              2013        2012             2013
                                          --------    --------     ------------

Revenue                                          -           -                -

General and administrative expenses       $  8,411    $ 15,825     $    120,279
Interest expense - stockholders              8,244       7,598           22,389
                                          --------    --------     ------------
Loss from continuing operations            (16,655)    (23,423)        (142,668)
                                          --------    --------     ------------

Discontinued operations
  Loss on disposal of discontinued operations    -           -           (6,458)
                                          --------    --------     ------------

Net Loss                                  $(16,655)  $ (23,423)    $   (149,126)
                                          ========   =========     ============

Basic and fully diluted loss
 per common share                         $ (0.001)   $ (0.001)
                                          ========    ========
Basic and fully diluted weighted
 average number of shares outstanding   18,675,800  18,675,800
                                       =========== ===========

























                       See notes to financial statements

                                                      EMPIRE GLOBAL CORP.
                                                (A Development Stage Company)
                                       Statements of Changes in Stockholders' Deficiency


                                                                                 Accumulated
                                         Common                  Additional            Other                         Total
                                          Stock                     Paid-In    Comprehensive   Accumulated   Stockholders'
                                         Shares     Par Value       Capital           Income       Deficit          Equity
                                    -------------------------------------------------------------------------------------


Balance at January 5, 2010           18,675,800      $  1,868    $ 4,902,455    $    (7,832)  $ (4,943,990)    $   (47,499)

Foreign currency
 translation adjustment                                     -              -          7,832              -           7,832
Net loss                                                    -              -              -        (85,136)        (85,136)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2010         18,675,800         1,868      4,902,455              -     (5,029,126)       (124,803)

Imputed interest on shareholder advances                    -          6,547              -              -           6,547
Net loss                                                    -              -              -        (31,744)        (31,744)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2011         18,675,800         1,868      4,909,002              -     (5,060,870)       (150,000)

Imputed interest on
      stockholder advances                    -             -          7,598              -              -          7,598
Net loss                                      -             -              -              -        (23,423)       (23,423)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2012         18,675,800         1,868      4,916,600              -     (5,084,293)      (165,825)


Imputed interest on
      stockholder advances                    -             -          8,244              -              -          8,244
Net loss                                      -             -             -               -        (16,655)       (16,655)
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2013         18,675,800      $  1,868    $ 4,924,844    $         -   $ (5,100,948)   $  (174,236)
                                    =====================================================================================
















                                              See notes to financial statements

                                                             F-4

                               EMPIRE GLOBAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                             From re-entry into
                                                              development stage
                                                               (January 5, 2010)
                                       Years ended December 31,  to December 31,
                                              2013        2012             2013
                                          --------    --------     ------------

Cash Flows from Operating Activities
   Net loss from continuing operations   $ (16,655)  $ (23,423)      $ (142,668)
   Net loss from discontinued operations         -           -           (6,458)
   Net loss                                (16,655)    (23,423)        (149,126)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation                                  -           -              879
   Imputed interest                          8,244       7,598           22,389
   Disposal of equipment                         -           -            2,785
   Loss on disposal of
     discontinued operations                     -           -            6,458

Change in operating assets and liabilities
   Accounts payable and accrued liabilities  2,015       6,250            8,265

Net cash used in operating activities       (6,396)     (9,575)        (108,350)
                                         ---------   ---------       ----------

Cash Flows from Financing Activities
   Advances from stockholders                6,396       9,575          108,350

Net cash provided by financing activities    6,396       9,575          108,350
                                         ---------   ---------       ----------

Net change in cash                               -           -                -
Cash - beginning of year                         -           -                -
                                         ---------   ---------       ----------
Cash - end of year                       $       -   $       -       $        -
                                         =========   =========       ==========


Supplemental disclosure of cash flow information:
Cash paid during the years for:
  Interest                               $       -   $       -       $        -
                                         =========   =========       ==========
  Income taxes                           $       -   $       -       $        -
                                         =========   =========       ==========










                       See notes to financial statements

                               EMPIRE GLOBAL CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

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

As shown in the accompanying financial statements, the Company has no assets, has incurred significant losses from operations since its inception and has not yet established any source of revenues. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce its operating expenses or be successful in locating or acquiring a viable business.

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

d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of income and comprehensive income.

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

Basic and diluted loss per share was the same, at December 31, 2013 and 2012, as there were no common stock equivalents outstanding.

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

The Company has no assets or liabilities measured at fair value or at recurring basis.

i) Comprehensive Income

The Company adopted FASB ASC 220-10-45, "Reporting Comprehensive Income", ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments.

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $8,244 and $7,598 for the years ended December 31, 2013 and December 31, 2012 respectively. Advances from stockholders as of December 31, 2013 and 2012 are as follows:


                                                       December 31, December 31,
                                                              2013         2012
                                                        ----------   ----------
  Braydon Capital Corp.                                  $  31,314   $   31,314
  Gold Street Capital Corp.                              $ 134,657   $  128,261
                                                        ----------   ----------
Total advances from stockholders:                        $ 165,971   $  159,575
                                                        ==========   ==========

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2013 and 2012.

The Company's deferred tax assets as of December 31, 2013 and 2012 are as follows:

                                                       December 31, December 31,
                                                              2013         2012
                                                        ----------   ----------
Net loss carryforward                                  $ 1,785,000  $ 1,779,000
Valuation allowance                                    ( 1,785,000) ( 1,779,000)
                                                        ----------   ----------
Deferred tax assets                                    $         -  $         -
                                                        ==========   ==========

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of December 31, 2013. This NOL may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for the year ended December 31, 2013 and 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

6. Subsequent Events

The Company has evaluated all events or transactions that occurred subsequent to December 31, 2013 through the date these financial statements were issued, and has disclosed as follows:

On January 1, 2014 Empire Global Corp. entered into a Lease Assignment Agreement (the "Agreement") with Finca Zephir Veintitre S.A. ("Finca") to Lease with Option to Buy the El Sabanero Beach Hotel and Casino (the "property") situated on Flamingo Beach, in Santa Cruz, Guanacaste, Costa Rica. The Company and the property owners were unable to reach an agreement on purchase option terms, therefore the Agreement was rescinded on March 31, 2014 retroactive to the effective date of the Agreement on January 1, 2014.

On January 31, 2014, Empire Global Corp. signed a letter of intent to acquire Multigioco Srl a licenced gaming operator organized in 2011 based in Rome, Italy.

On the closing date the company will acquire 70% of the issued and outstanding shares of the yet to be named Maltese company and an additional 15% at the end of year 2 plus the remaining 15% at the end of year 3 which acquisition includes all of the assets, intellectual property, operations and licences governed under the Amministrazione Autonoma Monopoli di Stato (AAMS) in Italy.

Multigioco has over 750 venues under its licence mainly situated throughout Central and South Italy, with an extensive current on-line platform and certified for PosteItalia, MasterCard, Visa and Skrill Gaming Card use and with mobile applications on the horizon.

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

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Our current directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

                                                              Date
Name                 Age                 Position    First Elected Term Expiry

Michael Ciavarella    51       Chairman, Director     June 6, 2011        None
                          Chief Executive Officer
                          Chief Operating Officer

Sharad Mistry         45                 Director    March 4, 2014        None
                          Chief Financial Officer

Julian L. Doyle       45                 Director    March 4, 2014        None
                                        Secretary

Vic Dominelli         50                 Director  January 6, 2005        None
                                        Secretary


Identity of Significant Employees
There are no employees or personnel that are expected to make a significant contribution to the business.

Family Relationships
There are no family relationships among the current directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Executive Resumes

Michael Ciavarella, B.Sc. -  Chairman of the Board, CEO, COO, CFO

2011 - Present  Chairman of the Board, CEO, COO, CFO
2005 - 2011     Director of Operations, Empire Global Corp.
2004            President and CEO, Empire Global Corp (formerly Pender)
1990 - 2007     Independent Investment Advisor, Limited Market Dealer
1986 - 1990     Teacher - Cree School Board

Mr. Ciavarella is 51 years old and is our former president, and chief executive officer. Mr. Ciavarella graduated from Laurentian University with a Bachelor of Science degree in science with studies in mining engineering. From 2002 to 2004 Mr. Ciavarella has served as a senior executive, financial planner and life insurance underwriter with Dagmar Insurance Services and financial advisor with Manulife Financial.

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

Sharad Mistry
Mr. Mistry is our chief financial officer and has over 30 years of experience in the areas of corporate finance, business, and risk management. He is a Chartered Professional Accountant and was previously Vice President of Financial Services for one of Canada's leading retail chains. Since 1996, he has provided services as Chief Financial Officer, and/or Chief Executive Officer to corporations, including publicly listed companies in Canada (Toronto Stock Exchange) and the U.S (NASDAQ), and financial, project management, mergers and acquisition and consultancy services. Sharad's industry experience includes work with oil and gas, battery manufacturing, investment management firms, automotive accessories design and manufacturing, apparel manufacturing, retail, biotechnology research and development, franchise operations, information technology, mining and services businesses. He is currently Director, and member of Audit Committee of a publically listed high tech company Wi2Wi Corporation operating out of San Jose, CA.

Julian L. Doyle
Mr. Doyle is our Secretary and has a broad based corporate/commercial practice in which he acts for a wide variety of businesses, advising them on matters of mergers and acquisitions, debt and equity financing, corporate governance, risk management, commercial contracts, financial and regulatory matters. He is a member of the Canadian Bar Association and a significant part of Julian's practice involves advising Canadian and non-Canadian clients on international trade and international financing matters and he is active in assisting clients to achieve their objectives in multiple jurisdictions. Julian is also very active in the rapidly growing technology area and he provides advice on a wide range of intellectual property, information technology and e-commerce issues. Julian is a director of a number of private and public companies. Julian has been a lecturer in business law at the Bar Admissions Course. He has been practising law since 1985.

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

SUMMARY COMPENSATION TABLE

-
                                                                      Non-equity  Nonqualified
Name and                                     Stock     Option     Incentive Plan      Deferred     All Other         Total
principal                   Salary   Bonus   Award(s)   Award(s)    Compensation  Compensation  Compensation  Compensation
position              Year      ($)     ($)       ($)        ($)              ($)           ($)           ($)           ($)
-------------------   ----  ------  ------   -------   --------   --------------  ------------  ------------  ------------

Michael Ciavarella
CEO, CFO, Chairman    2013       0       0         0          0                0             0             0             0
                      2012       0       0         0          0                0             0             0             0
                      2011       0       0         0          0                0             0             0             0

Vic Dominelli,
Secretary, Director   2013       0       0         0          0                0             0             0             0
                      2012       0       0         0          0                0             0             0             0
                      2011       0       0         0          0                0             0             0             0
                      2010       0       0         0          0                0             0             0             0
                      2009       0       0         0          0                0             0             0             0
                      2008       0       0         0          0                0             0             0             0
                      2007       0       0         0          0                0             0             0             0
                      2006       0       0         0          0                0             0             0             0
                      2005       0       0         0          0                0             0             0             0


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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The tables below set forth, as of December 31, 2013 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 671 Westburne Dr., Concord, Ontario L4K 4Z1.

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

The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,675,800 shares of common stock outstanding as of December 31, 2013.

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

Promoters and control persons
During the past nine fiscal years, Vic Dominelli has been a promoter of Empire's business, however Mr. Dominelli has not received anything of value from Empire or its subsidiaries nor is any person entitled to receive anything of value from Empire or its subsidiaries for services provided as a promoter of the business of Empire and its subsidiaries.

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

Item 14. Principal accountant fees and services

AUDIT FEES
Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company paid audit fees of approximately $2,500 to Paritz and Co., PA in connection to audits for both the periods ended December 31, 2012 and 2013 respectively.

AUDIT RELATED FEES
Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2013 and 2012.

TAX FEES
Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2013 and 2012 other than those previously disclosed.

ALL OTHER FEES
All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2013 and 2012.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES
Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by Paritz and Co. PA, were pre-approved by our Board of Directors.

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

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)

On January 2, 2014, the Company filed an 8-K to report the following:
That the Company entered into an agreement to assume a Lease with Option To Purchase the El Sabanero Beach Hotel in Guanacaste, Costa Rica. The agreement, effective January 1, 2014 requires the Company to assume the Lease obligations and terminates on April 30, 2015.

On January 31, 2014, the Company filed an 8-K to report the following:
That the Company signed a Letter of Intent to acquire Multigioco Srl, a AAMS licenced gaming company based in Rome, Italy. The transaction is subject to the completion of a Material Definitive Agreement and filing of Audited Financial Statements with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                                Date: April 4, 2014.
---------------------------
         Michael Ciavarella
Chairman of the Board
Chief Executive Officer

By:  /s/ Sharad Mistry                                    Date: April 4, 2014.
---------------------------
         Sharad Mistry
Chief Financial Officer
(Principal Financial Officer)

By:  /s/ Julian L. Doyle                                  Date: April 4, 2014.
---------------------------
         Julian L. Doyle
Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                           Date

By:  /s/ Michael Ciavarella     Chief Executive Officer         April 4, 2014
---------------------------
         Michael Ciavarella

By:  /s/ Sharad Mistry          Chief Financial Officer         April 4, 2014
---------------------------
         Sharad Mistry

By:  /s/ Julian L. Doyle        Secretary                       April 4, 2014
---------------------------
         Julian L. Doyle