Form 10-Q
period 2014-03-31
EMPIRE GLOBAL CORP.
filed 2014-05-15
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2014

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

There were 18,675,800 shares of Common Stock outstanding as of May 15, 2014.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2014, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (pages numbered F-1 - F-7)                      3
Item 2.  Management's Discussion and Analysis or Plan of Operation           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.  Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 1A. Risk Factors                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 2014 and 2013




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-7

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                              Balance Sheets


                                                          March 31, December 31,
                                                              2014         2013
                                                               US$          US$
                                                        (Unaudited)
                                                         ---------  -----------
   ASSETS

Deposits                                                    50,000            -
                                                           -------      -------
Total Assets                                                50,000            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                   2,920        8,265
  Advances from stockholders                               262,579      165,971
                                                           -------      -------

Total Current Liabilities                                  265,499      174,236


Stockholders Deficiency

Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding at March 31, 2014
  and December 31, 2013 respectively,                        1,868        1,868
Additional paid-in capital                               4,927,484    4,924,844
Deficit accumulated during the development stage          (186,571)    (142,668)
Accumulated Deficit                                     (4,958,280)  (4,958,280)
                                                        -----------  -----------

Total Stockholders' Deficiency                            (215,499)    (174,236)
                                                         ----------    ---------

Total Liabilities and Stockholders' Deficiency              50,000            -
                                                           =======      =======














                       See notes to financial statements

                                    - F1 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2014        2013             2014
                                          --------    --------     ------------
                                               US$         US$              US$

Revenue                                          -            -               -

  General and administrative expenses       41,263        2,137         161,542
  Interest expense - stockholders            2,640        2,042          25,029
                                         ---------    ---------     -----------
Loss from continuing operations            (43,903)      (4,179)       (186,571)
Discontinued operation
Loss on disposal of discontinued operations      -            -          (6,458)
                                         ---------    ---------     -----------

Net Loss                                   (43,903)      (4,179)       (193,029)
                                         =========    =========     ===========


Basic and fully diluted loss per share       (0.00)       (0.00)
                                         =========  ===========

Basic and fully diluted weighted
  average number of shares              18,675,800   18,675,800
                                        ==========  ===========


























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                 From inception
                                            Three Months Ended (January 5, 2010)
                                                      March 31,     to March 31,
                                              2014        2013             2014
                                          --------    --------     ------------
                                               US$         US$              US$

Cash Flows from Operating Activities
  Net loss from continuing operations      (43,903)     (4,179)        (186,571)
  Net loss from discontinued operations          -           -           (6,458)
                                         ---------   ---------      -----------
Net loss                                   (43,903)     (4,179)        (193,029)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                   -           -              879
  Imputed interest                           2,640       2,042           25,029
  Disposal of equipment                          -           -            2,785
  Loss on disposal of discontinued operations    -           -            6,458
Changes in operating assets and liabilities
  Deposits                                 (50,000)          -          (50,000)
  Account payable and accrued liabilities   (5,345)     (3,286)           2,920
                                         ---------   ---------      -----------

Net cash used in operating activities      (96,608)     (5,423)        (204,958)
                                         ---------   ---------      -----------

Cash Flows from Financing Activities

  Advances from stockholders                96,608       5,423          204,958
                                         ---------   ---------      -----------

Net cash provided by financing activities   96,608       5,423          204,958
                                         ---------   ---------      -----------

Net (decrease) increase in cash                  -           -                -

Cash - beginning of period                       -           -                -
                                         ---------   ---------      -----------

Cash - end of period                             -           -                -
                                         =========    =========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -               -            -
                                         =========    =========     ===========
Income taxes                                     -               -            -
                                         =========    =========     ===========




                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                     Notes to Financial Statements
                              (Unaudited)

1. Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2013. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in the company's Form 10K filed on April 7, 2014. The functional currency used by the Company is the US dollar.

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

3. Summary of Significant Accounting Policies

The Company's significant accounting policies and recent accounting pronouncements are included in the Company's form 10-K dated and filed on April 7, 2014 for the fiscal year ended December 31, 2013. A summary of critical accounting policies are described below.

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


                                    - F5 -

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

The Company has no assets or liabilities measured at fair value on a recurring basis.

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

e)  Recent Accounting Pronouncements

In the quarter ending March 31, 2014, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.


4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. Advances from stockholders as of March 31, 2014 and December 31, 2013 are as follows:

                                                    March 31,       December 31,
                                                        2014               2013
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  231,265            134,657
                                                    --------          ---------
Total advances from related parties:               $ 262,579          $ 165,971
                                                    ========          =========


                                    - F6 -

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2014.

The Company's deferred tax assets as of March 31, 2014 and December 31, 2013 are as follows:
                                                    March 31,       December 31,
                                                        2014               2013
                                                    --------        -----------
Net loss carryforward                            $ 1,801,000        $ 1,785,000
Valuation allowance                              ( 1,801,000)       ( 1,785,000)
                                                 ------------       ------------
Deferred tax assets                              $         -        $         -
                                                 ============       ============

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of March 31, 2014. This NOL may be offset against future taxable income through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for three months ended March 31, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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


General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2013. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

Challenges and Risks

As of the three months ended March 31, 2014, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

We have total accumulated deficit of $5,219,851 as of March 31, 2014 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

The Company has signed Letters of Intent on December 26, 2013 and January 31, 2014, to acquire Newgioco Srl and Multigioco Srl respectively, gaming companies licenced under the Amministrazione Autonoma Monopoli di Stato (AAMS) based in Rome, Italy.

Upon completion of the due diligence, the company will make an initial cash payment of 750,000 Euro plus 3,000,000 shares of common stock of Empire Global Corp. at a price of US$1.00 per share on the closing. In addition, the company will make earn-out payments at the end of Year 1, Year 2 and Year 3 from the closing date in amounts equal to the following:

1. At the end of year 1 - the company will pay 100,000 Euro for each 10% increase in EBITDA measured from the closing date to a maximum of 750,000 Euro;
2. At the end of year 2 - 750,000 Euro
      provided if Multigioco earns EBITDA equal to 600,000 Euro; and
3. At the end of year 3 - 750,000 Euro
      provided if Multigioco earns EBITDA equal to 900,000 Euro

In March 2014, the Company made a $25,000 purchase deposit to Multigioco Srl and $25,000 deposit to an investment banking firm for future financing.

Multigioco currently has over 850 venues under its licence mainly situated throughout Central and South Italy, with an extensive current on-line platform and certified for PosteItalia, MasterCard, Visa and Skrill Gaming Card use and with mobile applications on the horizon.

Therefore, we plan to continue to develop a new business to acquire gaming operators based in Italy. If we enter into a material definitive agreement or close such a venture, we will need to raise additional working capital and may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment. We plan to raise this additional working capital through the private placement of shares, private advances and loans.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH MARCH 31, 2014

Revenues

We had no revenue from operations from inception and during the three months ended March 31, 2014.

Expenses

Our total expenses increased by $39,724 from $4,179 for three months ended March 31, 2013 to $43,903 for the three months ended March 31, 2014. This increase was due to our exploration of the gaming business opportunity in Italy which includes, legal fees, travel and due diligence as well as advisory costs. Our expenses from continuing operations have been $161,542 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at March 31, 2014 is $262,579 in advances from stockholders. Stockholders advanced $96,608 and $5,423 during the three months ended March 31, 2014 and 2013, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $2,640 for the three months ending March 31, 2014 and $25,029 since inception.

Liquidity and Capital Resources

The Company had no cash balance at March 31, 2014 or on December 31, 2013. The notes to our unaudited financial statements as of March 31, 2014, contain a disclosure regarding our uncertain ability to continue as a going concern. As of March 31, 2014, we have not generated revenues to cover our expenses, and we have total accumulated deficit of 5,144,851. We had $265,499 in current liabilities and no current assets, as such we are left with a working capital deficit of $265,499 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

Our expenses are limited to transfer agent costs and professional fees incurred for our public company filing obligations and an imputed interest charge for advances from stockholders.

We had no cash flow for the periods ended March 31, 2014 and March 31, 2013.

Contingencies and Commitments

None

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


EMPIRE GLOBAL CORP.


By:  /s/ Michael Ciavarella                             Date: May 15, 2014.
   -------------------------
         Michael Ciavarella
         Chairman of the Board,
         Chief Executive Officer

By:  /s/ Sharad Mistry                                  Date: May 15, 2014.
   -------------------------
         Sharad Mistry
         Chief Financial Officer