Form 10-Q
period 2014-06-30
EMPIRE GLOBAL CORP.
filed 2014-08-11
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2014

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

There were 18,675,800 shares of Common Stock outstanding as of July 15, 2014.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2014, prepared by the company, immediately follow.


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

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                       UNAUDITED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED
                           JUNE 30, 2014 and 2013




CONTENTS


Balance Sheets                                                               F1

Statements of Operations                                                     F2

Statements of Cash Flows                                                     F3

Notes to Financial Statements                                         F-4 - F-7

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                              Balance Sheets


                                                         June 30,   December 31,
                                                            2014           2013
                                                             US$            US$
                                                      (Unaudited)
                                                       ---------    -----------
    ASSETS

Cash                                                         266              -
Deposits on acquisitions                                  50,000              -
Prepaid expenses                                          25,000              -
                                                       ---------    -----------
Total Assets                                              75,266              -

                                                       =========    ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                12,642          8,265
  Advances from stockholders                             302,183        165,971
                                                       ---------    -----------

Total Current Liabilities                                314,825        174,236
                                                       ---------    -----------


Stockholders Deficiency

Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                   -              -
Capital Stock, $0.0001 par value, 80,000,000 shares authorized;
  18,675,800 shares issued and outstanding at June 30, 2014
  and December 31, 2013 respectively,                      1,868          1,868
Additional paid-in capital                             4,931,014      4,924,844
Deficit accumulated during the development stage        (214,161)      (142,668)
Accumulated Deficit                                   (4,958,280)    (4,958,280)
                                                       ---------    -----------

Total Stockholders' Deficiency                          (239,559)      (174,236)
                                                       ---------    -----------

Total Liabilities and Stockholders' Deficiency            75,266              -
                                                       =========    ===========










                       See notes to financial statements
                                    - F1 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                                                            From inception
                                                        Three Months Ended          Six months ended      (January 5, 2010)
                                                                   June 30,                  June 30,          to June 30,
                                                         2014         2013         2014         2013                 2014
                                                   ----------   ----------   ----------	  ----------           ----------
                                                          US$          US$          US$          US$                  US$

Revenue                                                     -            -            -            -                    -
                                                   ----------   ----------   ----------	  ----------           ----------

  General and administrative expenses                  24,060        1,837       65,323        3,974              185,602
  Interest expense - stockholders                       3,530        2,064        6,170        4,106               28,559
                                                   ----------   ----------   ----------	  ----------           ----------
Loss from continuing operations                      (27,590)      (3,901)     (71,493)      (8,080)            (214,161)
Discontinued operation
Loss on disposal of discontinued operations                 -            -            -            -              (6,458)
                                                   ----------   ----------   ----------	  ----------           ----------

Net Loss                                             (27,590)      (3,901)     (71,493)      (8,080)            (220,619)
                                                   ==========   ==========   ==========   ==========           ==========

Basic and fully diluted loss per share                 (0.00)       (0.00)       (0.00)       (0.00)
                                                   ==========   ==========   ==========   ==========
Basic and fully diluted weighted
  average number of shares                         18,675,800   18,675,800   18,675,800   18,675,800
                                                   ==========   ==========   ==========   ==========























                       See notes to financial statements

                                    - F2 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)
                                                                 From inception
                                             Six Months Ended  (January 5, 2010)
                                                      June 30,       to June 30,
                                              2014       2013              2014
                                          --------   --------      ------------
                                               US$        US$               US$

Cash Flows from Operating Activities

  Net loss from continuing operations     (71,493)    (8,080)         (214,161)
  Net loss from discontinued operations          -          -           (6,458)
                                          --------   --------      ------------
Net loss                                  (71,493)    (8,080)         (220,619)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation                                  -          -               879
  Imputed interest                          6,170      4,106            28,559
  Disposal of equipment                         -          -             2,785
  Loss on disposal of discontinued operations   -          -             6,458
Changes in operating assets and liabilities
  Prepaid expenses                        (25,000)         -           (25,000)
  Account payable and accrued liabilities    4,377    (1,813)           12,642
                                          --------   --------      ------------
Net cash used in operating activities     (85,946)    (5,787)         (194,296)
                                          --------   --------      ------------

Cash Flows from Investing Activities

  Deposit on acquisitions                 (50,000)          -          (50,000)
                                          --------   --------      ------------
Net cash used in investing activities     (50,000)          -          (50,000)
                                          --------   --------      ------------

Cash Flows from Financing Activities

  Advances from stockholders               136,212      5,787          244,562
                                          --------   --------      ------------
Net cash provided by financing activities  136,212      5,787          244,562
                                          --------   --------      ------------
Net increase in cash                           266          -              266

Cash - beginning of period                       -          -                -
                                          --------   --------      ------------
Cash - end of period                           266          -              266
                                          ========   ========      ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest                                         -          -                -
                                          ========   ========      ============
Income taxes                                     -          -                -
                                          ========   ========      ============

                       See notes to financial statements

                                    - F3 -

                           EMPIRE GLOBAL CORP.
                     (A Development Stage Company)
                     Notes to Financial Statements
                              (Unaudited)

1. Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2013. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period presented. These unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the company's Form 10K filed on April 7, 2014. The functional currency used by the Company is the US dollar.

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

e)  Recent Accounting Pronouncements

In the quarter ending June 30, 2014, there were no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on the consolidated financial statements upon adoption.

4. Advances from stockholders

Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum and recorded in additional paid-in capital. Advances from stockholders as of June 30, 2014 and December 31, 2013 are as follows:

                                                         June 30,   December 31,
                                                            2014           2013
                                                        --------    -----------

Braydon Capital Corp.                                  $  31,314      $  31,314
Gold Street Capital                                      270,869        134,657
                                                        --------    -----------
Total advances from related parties:                   $ 302,183      $ 165,971
                                                        ========    ===========


                                    - F6 -

5. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended June 30, 2014.

The Company's deferred tax assets as of June 30, 2014 and December 31, 2013 are as follows:

                                                         June 30,   December 31,
                                                            2014           2013
                                                             US$            US$
                                                        --------    -----------
Net loss carryforward                                $ 1,810,000    $ 1,785,000
Valuation allowance                                  ( 1,810,000)   ( 1,785,000)
                                                        --------    -----------
Deferred tax assets                                  $         -    $         -
                                                        ========    ===========

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of June 30, 2014. This NOL may be offset against future taxable income through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the financial statements for three and six months ended June 30, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

6. Subsequent Events

The Company has evaluated subsequent events through the filing date of these financial statements on form 10-Q and has disclosed as follows:

On July 3, 2014 the Company reported that it has signed a letter of intent (LOI) with Delamore & Owl Group of Companies (D&O) a privately held enterprise with more than 48 multinational subsidiaries to provide online gaming products and services throughout Asia.

Under the terms of the LOI, the Company will provide the online gaming portal datafeed and gaming software, while D&O through its local partners in Asia will manage the gaming distribution, marketing and business development in each jurisdiction.

On July 15, 2014, the Company reported the completion of a Securities Purchase Agreement With a group of accredited investors to issue debentures of the Company pursuant to Section 4(a)(2) of the Securities and Exchange Act.

The securities consist of 14 Debenture Units for gross proceeds of $70,000, with each Debenture unit consisting of (i) the issuance of $5,000 of debentures bearing interest at 24% per annum for a minimum of 3 months and to a maximum of one (1) year from the date of issuance, and (ii) 500 warrants exercisable at $1.00 per warrant to receive one common share of the Company prior to July 9, 2016.
                                    - F7 -

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

Challenges and Risks

As of June 30, 2014, we had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will generate revenues or become profitable.

We have total accumulated deficit of $5,172,441 as of June 30, 2014 and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through maintaining minimal operational costs and locating a viable business.

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

In March 2014, the Company made a $25,000 purchase deposit to Multigioco Srl and $25,000 deposit to an investment banking firm for future financing and in May 2014, the Company made an additional $25,000 purchase deposit to Multigioco Srl.

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

Critical Accounting Policies

A summary of critical accounting policies and recent accounting pronouncements is included in Note 3 of the financial statements included in this form 10-Q.

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND FROM INCEPTION (JANUARY 5, 2010) THROUGH JUNE 30, 2014

Revenues

We had no revenue from operations from inception and during the three and six months ended June 30, 2014 and 2013.

Expenses

Our total expenses increased by $23,689 from $3,901 for three months ended
June 30, 2013 to $27,590 for the three months ended June 30, 2014 and by $63,413 from $8,080 for six months ended June 30, 2013 to $71,493 for the six months ended June 30, 2014. This increase was due to our exploration of the gaming business opportunity in Italy which includes, legal fees, travel and due diligence as well as advisory costs. Our expenses from continuing operations have been $214,161 since inception.

We expect our operating costs to be approximately $192,000 over the next year, unless we locate a new viable business.

Related-Party Transactions

Included in current liabilities at June 30, 2014 is $302,183 in advances from stockholders. Stockholders advanced $39,604 and $136,212 during the three and six months ended June 30, 2014, $364 and $5,787 during the three and six months ended June 30, 2013 respectively. This increase was due to our exploration of the gaming business opportunity in Italy which includes, legal fees, travel and due diligence as well as advisory costs. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum and was recorded in additional paid-in capital. The Company recorded an interest expense of $3,530 and $6,170 for the three and six month periods ending June 30, 2014, $2,064 and $4,106 for the three and six months ended June 30, 2013 respectively and $28,559 since inception.

Liquidity and Capital Resources

The Company had $266 in cash at June 30, 2014 and no cash balance on December 31, 2013. The notes to our unaudited financial statements as of June 30, 2014, contain a disclosure regarding our uncertain ability to continue as a going concern. As of June 30, 2014, we have not generated revenues to cover our expenses, and we have total accumulated deficit of 5,172,441. We had $314,825 in current liabilities and 75,266 in assets, as such we are left with a working capital deficit of $239,559 and cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michele Ciavarella, B.Sc.                        Date: August 11, 2014.
   -------------------------
         Michele Ciavarella, B.Sc.
         Chairman of the Board,
         Chief Executive Officer
         Principal Financial Officer