Form 10-Q
period 2014-09-30
EMPIRE GLOBAL CORP.
filed 2014-11-20
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2014

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

There were 24,244,800 shares of Common Stock outstanding as of November 19, 2014.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended September 30, 2014, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                         F-1 - F-18
Item 2.  Management's Discussion and Analysis or Plan of Operation            22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           27
Item 4.  Controls and Procedures                                              27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28
Item 1A. Risk Factors                                                         28
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          28
Item 3.  Defaults Upon Senior Securities                                      28
Item 4.  Submission of Matters to a Vote of Security Holders                  28
Item 5.  Other Information                                                    28
Item 6.  Exhibits                                                             29

SIGNATURES                                                                    29

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



CONTENTS


Consolidated Balance Sheets                                            F-1 - F-2

Consolidated Statements of Comprehensive Income (Loss)                       F-3

Consolidated Statements of Cash Flows                                  F-3 - F-4

Notes to Consolidated Financial Statements                            F-5 - F-18

                           EMPIRE GLOBAL CORP.
                      Consolidated Balance Sheets

                                                      September 30, December 31,
                                                              2014         2013
                                                               US$          US$
                                                        (Unaudited)
                                                        ----------  -----------
   ASSETS

Current Assets
  Cash and cash equivalents                                  6,707            -
  Deposits on acquisitions                                 263,210            -
  Accounts receivable - gaming accounts                    336,214            -
  Other receivables                                         13,336            -
  Prepaid expenses                                          57,616            -
  Other current assets                                      19,839            -
                                                           -------      -------
Total Current Assets                                       696,922            -

  Restricted cash                                          405,926            -
  Property, plant and equipment                             21,304            -
  Intangible assets                                        322,960            -
  Goodwill                                               2,270,279            -
  Non-marketable investments                                42,302            -
                                                           -------      -------

Total Assets                                             3,759,693            -
                                                           =======      =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Line of credit - bank                                    231,006            -
  Accounts payable and accrued liabilities                 389,174        8,265
  Gaming account balances                                  398,564            -
  Taxes payable                                            185,580            -
  Bank Loan                                                102,195            -
  Advances from stockholders                               552,355      165,971
  Debenture, net of discount                                64,592            -
  Derivative liability                                       5,250            -
  Other current liabilities                                 26,973            -
                                                           -------      -------

Total Current Liabilities                                1,955,689      174,236

  Long term debt                                            33,602            -

Total Liabilities                                        1,989,291      174,236
                                                         ---------    ---------










                                     - F1 -

Commitments and Contingencies

Stockholders Deficiency
Preferred Stock, $0.0001 par value,
  20,000,000 shares authorized, none issued.                     -            -
Capital Stock, $0.0001 par value,
  80,000,000 shares authorized;
  20,675,800 and 18,675,800 shares
  issued and outstanding at September 30, 2014
     and December 31, 2013, respectively                     2,068        1,868
Additional paid-in capital                               6,934,880    4,924,844
Accumulated other comprehensive income                       9,793            -
Accumulated Deficit                                     (5,176,339)  (5,100,948)
                                                        -----------  -----------

Total Liabilities and Stockholders' Deficiency           1,770,402     (174,236)
                                                         ----------    ---------

                                                         3,759,693            -
                                                         =========    ==========







































               See notes to consolidated financial statements
                                     - F2 -

                                             EMPIRE GLOBAL CORP.
                          Consolidated Statements of Comprehensive Income (Loss)
                                                (Unaudited)

                                                      Three Months Ended           Nine months ended
                                                            September 30,               September 30,
                                                      2014          2013          2014          2013
                                                 ---------   -----------     ---------   -----------
                                                       US$           US$           US$           US$

Revenue                                         $ 663,767     $       -     $ 663,767    $        -

Costs and Expenses
  Direct selling expenses                         477,488             -       477,488             -
  General and administrative expenses             171,312         1,696       236,635         5,670
                                                ---------   -----------     ---------   -----------
Total Costs and Expenses                          648,800         1,696       714,123         5.670

Operating income (loss)                            14,967        (1,696)      (50,356)       (5,670)

Other Expenses (Income)
  Changes in fair value of derivative liabilities  (1,750)            -        (1,750)            -
  Interest expense - stockholders                   4,064         2,067        10,234         6,173
  Interest expense                                 10,944             -        10,944             -
                                                ---------   -----------     ---------   -----------
Total Other Expenses (Income)                      13,258         2,067        19,428         6,173


Net income (loss) before income tax                 1,709        (3,763)      (69,784)      (11,843)

Income tax                                          5,607             -         5,607             -
                                                ---------   -----------     ---------   -----------

Net Income (loss)                                  (3,898)       (3,763)      (75,391)      (11,843)

Other Comprehensive Income

  Foreign currency translation adjustment           9,793             -         9,793             -
                                                ---------   -----------     ---------   -----------

Comprehensive income                                5,895        (3,763)      (65,598)      (11,843)
                                                =========   ===========     =========   ===========
Basic and fully diluted loss per share
  Basic (loss) from operation                       (0.00)        (0.00)       (0.003)        (0.00)
  Fully diluted (loss) from operation               (0.00)        (0.00)       (0.003)        (0.00)
                                                =========   ===========     =========   ===========

Weighted average number
of common shares outstanding
  Basic                                        19,675,800    18,675,800    18,844,918    18,675,800
  Fully diluted                                19,682,115    18,675,800    18,846,845    18,675,800
                                               ==========   ===========    ==========    ==========


               See notes to consolidated financial statements

                                     - F3 -

                           EMPIRE GLOBAL CORP.
                  Consolidated Statements of Cash Flows
                              (Unaudited)


                                                              Nine Months Ended
                                                                   September 30,
                                                               2014        2013
                                                           --------    --------
                                                                US$         US$

Cash Flows from Operating Activities
  Net loss                                                  (75,391)    (11,843)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                              (7,808)          -
  Non-cash interest                                           1,592           -
  Imputed interest                                           10,236       6,173
  Changes in fair value of derivative liabilities             1,750           -

Changes in operating assets and liabilities:

  Prepaid expenses                                           (7,869)          -
  Accounts payable and accrued expenses                     (40,158)       (117)
  Accounts receivable - gaming accounts                       9,255           -
  Gaming account balances                                    35,406           -
  Taxes payable                                              80,595           -
  Other current assets                                      (10,370)          -
  Other current liabilities                                 (13,137)          -
  Other receivable                                          (10,073)          -
                                                           ---------   ---------
Net cash used in operating activities                       (13,856)     (5,787)
                                                           ---------   ---------

Cash Flows from Investing Activities

  Cash acquired from acquisition                             10,555           -
  Deposit on acquisitions                                  (263,210)          -
                                                           ---------   ---------

Net cash used in investing activities                      (252,655)          -
                                                           ---------   ---------


Cash Flows from Financing Activities

  Payment to line of credit - bank                         (100,571)          -
  Proceeds from debenture issued                             70,000           -
  Payment to bank loan                                      (28,494)          -
  Advances from stockholders                                336,306       5,787
                                                           ---------   ---------

Net cash provided by financing activities                   277,241       5,787
                                                           ---------   ---------





                                     - F4 -

Effect of foreign exchange in cash                           (4,023)          -

Net increase in cash                                          6,707           -

Cash - beginning of period                                        -           -
                                                           ---------   ---------
Cash - end of period                                          6,707           -
                                                           =========   =========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                     10,944           -
                                                           =========   =========
Income taxes                                                  5,607           -
                                                           =========   =========


Supplemental cash flow for non-cash investing activities:

Common shares issued for acquisition of a subsidiary:    $2,000,000    $      -
                                                         ===========   =========





































              See notes to consolidated financial statements
                                     - F5 -

                           EMPIRE GLOBAL CORP.
                Notes to Consolidated Financial Statements
                              (Unaudited)


1. Nature of Business and Basis of Presentation

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

On August 15, 2014 the Company acquired 100% of the outstanding common shares of Multigioco Srl, an Italian corporation, in exchange for a total of 2,000,000 restricted shares of Empire Global Corp common stock. For accounting purposes, the purchase was treated as a business combination resulting in Empire Global Corp. being the acquirer. Pursuant to the Agreement, the Company may at its discretion, repurchase the shares issued in whole or in part for a period up to December 31, 2014 or sooner unless extended by written consent of both parties. The repurchase price is fixed at $1.00/share. On October 31, 2014, the Company paid EUR 490,000 or US$ 672,389.13 for the partial exercise of the option to repurchase the shares issued to acquire Multigioco. On October 31, 2014, the Company paid EUR 490,000 or approximately US$ 672,000 for the partial exercise of the option to repurchase the shares issued to acquire Multigioco.

Multigioco Srl was organized under the laws of the Republic of Italy on November 4, 2010. It was previously a division of Newgioco Srl (a company incorporated in Italy). Operations are carried out under gaming licences obtained from the Amministrazione Autonoma Monopoli di Stato ("AAMS") on July 4, 2012 and its subsidiary companies, and mainly consist of online wagering as well as gaming in a number of land based shops and parlors situated throughout Italy. For the period ended September 30, 2014, the Company had over 850 shops under its licence.

As a result of the acquisition, Multigioco became a wholly owned subsidiary of Empire Global Corp. Therefore, Company is no longer considered a so called shell company and will no longer continue to reported as a development stage company as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-10-05.


2. Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a working capital deficit of $ 1,258,767 at September 30, 2014 and had operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.


                                     - F6 -

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Therefore, for our next fiscal year, we anticipate our cash flow from operations to improve. Nevertheless, the Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company


3. Summary of Significant Accounting Policies

a) Basis of presentation and estimates

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013 as included in our Annual Report on form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical estimates include the assumptions used in calculating share-based compensation expense, the useful lives of fixed assets, the fair value of financial instruments, calculation of penalties and interest on past due obligations, and the calculation of tax provision and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

b) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

                                     - F7 -

The Company primarily places its cash with high-credit quality financial institutions. The Company's cash deposits, of $405,926 at September 30, 2014 are insured by the Italian Government. Our cash deposits are held as collateral against our current account line of credit and recorded as Restricted Cash. From time-to-time the Company has deposits in excess of the insured amounts.

c) Accounts receivable & Allowance for doubtful accounts

The Company extends unsecured credit to its gaming client accounts in the ordinary course of business when a client applies credit to their gaming account by credit card or direct deposit either through one of our websites or at the cashier of a Betting Shop. The client may then place wagers or play games immediately on the credit applied.

Accounts receivable represents gaming losses and deposits (credits) made by customers to their gaming accounts not yet credited to our bank accounts and subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that no allowance for doubtful accounts is needed for the accounts receivable balances as of September 30, 2014. The Company does not require collateral to support customer receivables.

d) Gaming account balances

Gaming account balances represent customer gaming account balances that are held as credits (i.e. deposits on account, winnings, etc.) and have not as of yet been withdrawn by the customers or that customers want to keep on account for future gaming betting. Customers can request the payment from the company at any time and the payment to customers can be made through bank wire, credit card, or actual cash disbursement from one of our locations. Gaming account credit balances are non-interest bearing.

e) Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses.

Expenditures are capitalized only when they increase the future economic benefits embodied in an item of property, plant and equipment. All other expenditures are recognized as expenses in the statement of income as incurred.

Amortization is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

         Office equipment       5 years
         Office furniture       8 1/3 years
         Signs and displays     5 years

f) Intangible Assets

Intangible assets are made up of licences and rights (i.e. AAMS Licences) and are amortized over a useful life of 10 years. We evaluate intangible assets for impairment on an annual basis, and do so during the last month of each year using balances as of the end of December and at an interim date if indications


                                     - F8 -
of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only where the fair value is less than carrying value.

g) Goodwill

We evaluate goodwill for impairment on an annual basis, and do so during the last month of each year using balances as of the end of December and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount in a two-step process with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property level.

When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value.

If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit's estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination.

We perform the allocation based on our knowledge of the market in which we operate, and our overall knowledge of the gaming industry.

h) Long-Lived Assets

We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area and status of expected local competition. If impairment is indicated, the asset is written down to its estimated fair value. There were no such impairments for the periods ended September 30, 2014 and December 31, 2013.



                                     - F9 -

i)  Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The carrying value of the Company's short term investments, prepaid, accounts receivables, and sundry assets, accounts payable and accrued charges, gaming account balance, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

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

The warrant liability issued in connection with the debentures, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis.

j) Investment in equity securities and available-for-sale securities

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. The Company records its share of the investee's earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary value, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.


                                    - F10 -

The Company accounts for non-marketable investment using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee.

On September 30, 2014 the Company held $42,302 in shares of Banca Veneto SCpA. Banca Veneto is a private mutual enterprise organized under Italian banking laws of which its shares do not have an active market. We carry the value of the shares at cost.

k) Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

l) Leasing

All lease agreements of the Company as lessees are accounted for as operating leases.

m) Advances from stockholders

Advances from stockholders to the Group are all non-interest bearing. Italian law provides that the advances from stockholders to a corporation ("Srl") are not preferred and their repayment is subordinated to other categories of debt. As a result all advances from stockholders are classified as current liabilities.

n) Revenue Recognition

Revenues from Sports Betting; Casino, Cash and Skill Games; Slots, Lotteries, Bingo and Horse Race wagers represent the gross pay-ins from customers less gaming taxes and payouts to customers in addition to commissions paid to us for scratch tickets and other lottery games. Revenues are recorded when cash is received net of payouts and AAMS taxes from wagers by customers.

o)  Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax

                                    - F11 -
assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

As of September 30, 2014 and December 31, 2013, the earnings of the Company have yielded cumulative losses. The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense. To date, no penalties or interest has been accrued.

In Italy, tax years beginning 2009 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

p) Promotion, Marketing, and Advertising Costs

The costs of promotion, marketing, and advertising are charged to expense as incurred.

q)  Earnings Per Share

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

r) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

The Company adopted FASB ASC 220-10-45, "Reporting Comprehensive Income". ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments.

s)  Recent Accounting Pronouncements

In April 2014, the FASB issued amendments to ASC Topic 205 "Presentation of Financial Statements" and ASC Topic 360 "Property, Plant and Equipment". The amendments change the current requirements for reporting discontinued operations in Subtopic 205-20. It requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes

                                    - F12 -
a discontinued operation separately in the asset and liability section, respectively, of the statement of financial position. This topic is effective for public entities for reporting periods beginning after December 15, 2014. An entity should not apply the amendments to a component classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not believe the adoption of the amendments to ASC 205 and ASC 360 will have a material effect on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.


4. Multigioco Srl Acquisition

On August 15, 2014, the Company completed its acquisition of Multigioco Srl and purchased the outstanding common shares of Multigioco Srl, an Italian corporation for an amount of $2,000,000. The acquisition was financed through the issuance of 2,000,000 restricted shares of Empire Global Corp common stock which was valued at a fair market price of $1.00 per share. The acquisition was accounted for under the purchase method. The assets and liabilities of Multigioco are included in the Consolidated Balance Sheet as of September 30, 2014 and the results of the Multigioco Srl operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The Company is currently in the process of obtaining an appraisal to properly allocate the fair value of the net assets acquired. As of September 30, 2014 the Company estimated the fair value based on the book value of the net assets acquired and will make the appropriate adjustments upon final receipt of the appraisal.

Goodwill has been calculated as follows:

Purchase price of Multigioco Srl                                     $2,000,000

Less: Identifiable assets
                      Current assets                 $441,048
                      Property, Plant and Equipment    22,779
                      Intangible assets               348,261
                      Investments                     472,376

                      Total Assets                 $1,284,464

                      Liabilities                   1,554,743

Net Assets Acquired                                  (270,279)
                                                    ---------       -----------
Goodwill                                                             $2,270,279

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of obtaining the Multigioco gaming licence, customer data base of approximately 20,000 registrants, as well as 850 locations across Italy to leverage the Company's existing brand, and synergies expected to arise from the combined management, as well as any intangible assets that do not qualify for separate recognition.

                                    - F13 -

The unaudited pro forma combined historical results, as if Multigioco had been acquired at the beginning of fiscal 2013 are estimated to be as follows:

                                                      For the nine months ended
                                                September 30,      September 30,
                                                        2014               2013
                                                    --------        -----------

  Revenue                                         $3,480,384         $3,339,626
  Costs and expenses                             ( 3,698,528)       ( 3,310,548)
  Other income (expenses)                            (24,338)             9,174
  Income tax                                          (8,923)            (2,558)
                                                    --------        -----------
  Net income (loss)                              ($  251,405)        $   35,694
                                                ============        ===========


5. Restricted Cash

The restricted cash represents certificates of deposit that are held as collateral against our operating line of credit as described in Note 8 with the Veneto Banca Societa Cooperativa Per Azioni ("SCpA") and mature in 2016. The restricted cash is made up as follows:

                                                September 30,       December 31,
                                                        2014               2013
                                                    --------        -----------
Deposits:
  Certificate IT0004716202                        $  253,704         $        -
  Certificate IT0004699994                           152,222                  -
                                                    --------        -----------
Total Deposits                                    $  405,926         $        -


6. Line of credit - bank

The Company obtained a line of credit for maximum amount of EUR 300,000 (approximately $414,000) from a Banca Veneto in Italy on December 3, 2013. The line of credit is unsecured and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date.


7. Bank loan

The amount represents a bank loan held with Banca Veneto. The loan amount of $634,260 originated March, 2011 with a 49 monthly repayment term ending on May, 2015. The interest rate on the loan is 5.041% plus Euro Inter Bank Offered Rate ("EURIBOR"). The loan balance outstanding as of September 30, 2014 is $102,195. Debt repayments over the next five years are made up as follows:

Short term portion of debt:

  Due in 2014                                     $   43,257
  Due in 2015                                         58,938
                                                    --------
Total Short term portion of debt                  $  102,195



                                    - F14 -

8. Long term debt

The long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination.


9. Advances from stockholders

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Advances from stockholders as of September 30, 2014 and as of December 31, 2013 are as follows:

                                                September 30,       December 31,
                                                        2014               2013
                                                    --------        -----------

Braydon Capital Corp.                              $  31,314          $  31,314
Gold Street Capital                                  470,963            134,657
Doriana Gianfelici                                    50,078
                                                    --------          ---------
Total advances from related parties:               $ 552,355          $ 165,971
                                                    ========          =========


10. Commitments and contingencies

There are no legal actions, lawsuits or disputes related to Company as of the date of the financial statements.


11. Gaming Revenues

The Company derives revenues from the wagers on Sports Bets; Casino and Card Games; Slots and other gaming entertainment. The Company is subject to licensing requirements established by the AAMS. The following table sets forth the breakdown of gaming revenues (total wagers less customer payouts), for the period:

                                                September 30,
                                                        2014      %
                                                    --------   -------
Total Turnover                                   $ 9,491,209   100.00%
  Less: Winnings/payouts                           8,711,427    91.78%
Gross Gaming Revenues                            $   779,782     8.22%

  Less: AAMS Gaming Taxes                            117,926     1.24%
Net Gaming Revenues                              $   661,856     6.97%


12. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended
September 30, 2014 and for the year ended December 31, 2013.

The Company has accumulated a net operating loss carryforward ("NOL") of approximately $5 million as of September 30, 2014. This NOL may be offset against future taxable income through the year 2034. The use of these losses to

                                    - F15 -
reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for nine months ended September 30, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

NOL incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective income tax is as follows:

                                         For the nine months ended September 30,
                                                            2014           2013
                                                       --------     -----------

U.S. statutory rate of 35%                         ($ 1,811,719)   ($ 1,784,000)
Tax rate difference between U.S and Italy               (17,331)            -
Change in valuation allowance                         1,834,657       1,784,000
                                                      ---------     -----------
Income tax expense                                    $   5,607       $       -
                                                      =========      ==========


13. Debentures and Debenture Warrants

July 2014 Debentures

On July 9, 2014, the Company issued debentures to a group of accredited investors designated as "Debenture Due July 9, 2016" or "Debentures" in a private placement agreement pursuant to an exemption from registration under
Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the issuance of the Debentures, the Company issued warrants (the "Debenture Warrants") to purchase shares of the Company's common stock equal to 10% of the aggregate principal amount of the Debentures. The gross proceeds received in connection with this private placement were $70,000. Under the private placement agreement, the accredited investors agreed to purchase from us 14 unsecured Debenture Units for gross proceeds of $70,000. Each Debenture Unit is comprised of (i) the issuance of $5,000 of debentures bearing interest at a rate of 24% per annum, with a minimum maturity period of three (3) months to a maximum of one (1) year from the date of issuance and
(ii) 500 warrants which may be exercised at $1.00 per warrant to receive one common share prior to July 9, 2016.

For the three and nine months ended September 30, 2014, the Company recorded a total of $3,820 of accrued interest expense related to the Debentures and as of September 30, 2014, the entire amount of $3,820 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of September 30, 2014, the unamortized discount on the Debentures was $5,408 and the net carrying value of the Debentures was $64,592.

As described in Note 17 - Subsequent Events, the Company extinguished the Debentures in full and paid a total of $4,741.09 in interest.




                                    - F16 -

Warrant to Purchase Common Stock

The Company has determined that the warrants issued in connection with the debentures on July 9, 2014 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $7,000, using the following weighted average assumptions: exercise price of $1.00 per share; common stock price of $1.00 per share; volatility of 688%; term of two years; dividend yield of 0%; interest rate of 0.91%; and risk of forfeiture of 0%.

The fair value of the warrants has been recorded as a debt discount which is to be amortized as interest expense using the effective interest method over the one-year term of the Debentures.

The Company paid commissions and administrative fees of $3,500 plus $1,500 respectively, which we recorded as general and administrative expenses to facilitate the transaction.

A summary of warrant transactions during the nine months ended
September 30, 2014 is as follows:

                                              Weighted Average
                                  Warrant      Exercise Price       Aggregate
                                   Shares     Per Common Share   Intrinsic Value

Outstanding at January 1, 2014          -          $     -            $   -
Issued during the period            7,000          $  1.00
Exercised during the period             -                -
Expired during the period               -                -
Outstanding at September 30, 2014   7,000          $  1.00            $   -
Exercisable at September 30, 2014   7,000          $  1.00            $   -

As of September 30, 2014, the weighted average remaining contractual life for warrants outstanding and exercisable was 1.75 years.


14. Deposits on Acquisitions

The deposits on acquisitions represents amounts paid by the company towards the acquisition of Streamlogue Holdings Ltd. (Streamlogue). The deposits are credited to the purchase price of EUR 650,000.


15. Shareholder Equity

On August 15, 2014 the company issued 2,000,000 shares of common stock at a strike price of $1.00 per share for the acquisition of Multigioco Srl. As a result of the issuance of shares for the acquisition of the subsidiary, the total issued and outstanding shares of the company was 20,675,800 on September 30, 2014.


16. Subsequent Events

The Company has evaluated all events or transactions that occurred subsequent to September 30, 2014 through the date these financial statements were issued, and has disclosed as follows:


                                    - F17 -

On October 3, 2014, Empire Global Corp. borrowed the sum of CDN$85,000 (EIGHTY-FIVE THOUSAND CANADIAN DOLLARS) at an interest rate of 2% per month, and issued a Promissory Note to Paymobile Inc. an Ontario corporation. All principal and interest accrued under the Note become payable on the maturity date of October 31, 2014. The proceeds were used for working capital purposes and the Note may be prepaid at any time prior to the maturity date without notice, penalty, or bonus. On October 21, 2014, the Promissory Note plus accrued interest has been paid in full.

Also on October 3, 2014, we issued an aggregate of 900,000 restricted shares of our common stock which were exempt from registration under the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act with a cost basis of $1 per share as follows:

- 500,000 shares for legal advisory retainer to Beard Winter LLP
- 150,000 shares for accounting services related to completion of Multigioco Srl
- 250,000 shares for cancelation of $250,000 of debt recorded as advances from a related party from Gold Street Capital to accredited investors

On October 16, 2014, Empire Global Corp. closed a subscription agreement (the "Subscription Agreement") with an accredited non-US investor. Pursuant to the Subscription Agreement, the Company agreed to sell to the investor a total of 2,699,000 shares of Common Stock (the "Shares") in a private placement (the "Private Placement"). The price to the investor in the Private Placement was US$1.00 per common share for gross proceeds to the Company of CDN$3,000,000 (THREE MILLION CANADIAN DOLLARS) or US$2,669,000 after giving effect for the foreign exchange from the Canadian to the US dollar. Following the consummation of the Private Placement, the investor will hold approximately 11% of the Company's outstanding common stock. The Company will use the proceeds to advance our online gaming business and for working capital purposes.

The Company repurchased $70,000 in aggregate principal amount of our 24% unsecured Debentures due July 9, 2016 plus accrued interest of $4,741.09

On October 31, 2014 the Company exercised EUR490,000 of its options to repurchase shares issued to acquire Multigioco Srl., in addition the Company also advanced an additional EUR350,000 to Multigioco for working capital purposes. In addition the parties agreed to extend the exercise option date to December 31, 2014 for the remaining EUR 510,000 purchase option.





















                                    - F18 -

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

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended
December 31, 2013 as well as the Company's form 8-K filed on August XX, 2014 reporting the acquisition of our wholly owned subsidiary, Multigioco. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Hereinafter, Empire Global Corp. ("Empire") will be referred to as the Company throughout the balance of this document.

Our Company, History and Operations

We were incorporated as Pender International, Inc. ("Pender") under the laws of the state of Delaware on August 26, 1998. Since inception, the Company has explored a number of business ventures and in conjunction with the various business opportunities has changed its name.

On August 15, 2014 we completed the Acquisition of 100% ownership in Multigioco Srl. a corporation organized under the laws of the Republic of Italy and is now a wholly owned subsidiary of Empire. As a result of the Acquisition our principal business is now a licensed gaming operator offering land based and internet based gambling and sports betting. Our revenues are derived from Multigioco's gaming operations with online website gaming, sports betting terminals and approximately 850 betting shops (Punti di commercializzizione) throughout Italy.

While the multigioco.it website offers wagering in many categories outside of sports, Multigioco intends to capture a larger share of the Italian market by focusing on the Serie A, B and C Soccer (Calcio), Online Poker, Casino and Skill Games as well as Italian horse racing and Online Slots.

Multigioco's mission is to offer a user-friendly, market-leading website for online wagering, including sports betting and casino gaming (traditional casino, live casino, poker, bingo and interactive skilled games) combined with a large footprint of strategically located distribution of land based betting shops for its gaming products to promote the 'Newgioco' brand image throughout Italy.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company's annual report on form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the critical accounting policies.

A summary of critical accounting policies and recent accounting pronouncements is included in Note 3 of this form 10-Q.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Overall Results of Operations

As a result of the acquisition of Multigioco Srl our business operations have changed. Accordingly, comparisons with prior periods are generally not meaningful.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

Our gross revenue of $ 663,767 for both the three months and nine months ended September 30, 2014 is comprised of revenue from gaming operations as well as other revenue which includes $1,908 in service charges which we impose for withdrawals from gaming accounts compared to no revenue for the three months and nine months ended September 30, 2013. The increase was a result of the acquisition of the Multigioco Srl gaming business.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and nine months ended September 30, 2014:

                                         September 30,
                                                 2014
                                          -----------
                                                   US$

Total Turnover                            $ 9,491,209
  Less: Winnings/payouts                    8,711,427
Gross Gaming Revenues                     $   779,782

  Less: AAMS Gaming Taxes                     117,923
Net Gaming Revenues                       $   661,859

General and Administrative Expenses

The amount of general and administrative expenses incurred by us during the three months and nine months ended September 30, 2014 was $171,312 and $236,635 respectively compared to $1,696 and $5,670 for the three months and nine months ended September 30, 2013 respectively. The large change was a result of the acquisition of Multigioco Srl.

Direct Selling Expenses

The largest component of our total expenses are the direct selling costs which represent the fees we pay to our network service provider, AAMS licence fees, and commissions for field agents and promoters which essentially is considered an ongoing marketing cost. For the three months and nine months ended September 30, 2014 our direct selling costs were $477,488 for each period compared to no direct selling costs for the same periods ending on September 30, 2013. this change is due to the acquisition of the Multigioco gaming business.

Interest Expenses

For the three months and nine months ended September 30, 2014, total interest expense was $15,008 and $21,178 respectively, which included $4,064 and $10,234 in imputed interest as compared to $2,067 and $6,173 for the three months and nine months ended September 30, 2013. The increase in interest expense incurred in the period ended September 30, 2014 was related to the interest accrued on the July 9 Debentures.

Net Loss

For the three months ended September 30, 2014, the Company had a net loss of $3,898, or $0.000 per share (basic and diluted), as compared to a net loss of $3,763, or $0.000 per share (basic and diluted), for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company had a net loss of $75,391, or $0.003 per share (basic and diluted), as compared to a net loss of $11,843, or $0.000 per share (basic and diluted), for the nine months ended September 30, 2013. The increase in the net loss for the nine months ended September 30, 2014 was primarily due to an increase in general and administrative expenses due to the acquisition of Multigioco and an increase in interest expense.

Other comprehensive income

Our other comprehensive income consists of foreign currency translation adjustments related to the effect of foreign exchange on our operations.

The Company's reporting currency is the U.S. dollar while the functional currency of our subsidiary Multigioco is the Euro, the local currency in Italy. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

For the three months and nine months ended September 30, 2014 the foreign currency translation adjustment was $9,793 for both periods respectively and was classified as an item accumulated in other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. There was no foreign currency translation adjustment for the three months and nine months ended September 30, 2013 and no foreign currency translation adjustment to accumulated other comprehensive deficit of the balance sheet for the year ended December 31, 2013.

Liquidity and Capital Resources for the years ended December 31, 2013 and December 31, 2012

The Company had $6,707 in cash at September 30, 2014 and no cash on December 31, 2013. The notes to our unaudited consolidated financial statements as of September 30, 2014, contain a disclosure regarding our uncertain ability to continue as a going concern. As of September 30, 2014, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $5,176,339. We had $1,955,689 in current liabilities and $696,922 current assets, as such we are left with a working capital deficit of $1,258,767 and cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately $414,000) from Banca Veneto in Italy. The line of credit is unsecured and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011 the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which term ends in May, 2015. The loan balance outstanding as of September 30, 2014 is $102,195.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement of our securities. We are pursuing potential equity and/or debt investors and have from time to time engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. Any additional equity financing may result in substantial dilution to our stockholders.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of a debenture on July 9, 2014 and a promissory note on October 3, 2014 and through the issuance of our common stock in exchange for $2,669,000 in cash on October 16, 2014.

Cash Flows from Operating Activities

On August 15, 2014 our business changed as a result of the acquisition of Multigioco Srl. Therefore our comparisons cash flows with prior periods are generally not meaningful.

Cash flows from operating activities resulted in net cash used in operating activities of $13,856 compared to $5,787 of cash used in operating activities for the same period ended September 30, 2013.

Cash Flows from Investing Activities

The net cash used in investing activities for the period ended September 30, 2014 was approximately $252,655 in deposits on acquisitions compared to no cash from investing activities for the period ended September 30, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities for the period ended September 30, 2013 was $277,241 compared to $5,787 in cash provided by financing activities for the period ended September 30, 2013.

Related-Party Transactions

Included in current liabilities at September 30, 2014 is $552,355 and $165,971 at December 31, 2013 in advances from stockholders. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an interest expense of $4,064 and $10,234 for the three and nine month periods ending September 30, 2014 respectively and $2,067 and $6,173 for the three and nine months ending September 30, 2013 respectively.

Contingencies and Commitments

See Note 10 of Notes to consolidated Financial Statements for a detailed explanation of our contingencies.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2014 the Company completed a Securities Purchase Agreement (the "Agreement") with a group of accredited investors.

The Debentures are issued pursuant to an exemption from registration under
Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and therefore are not registered under the Securities Act or the securities laws of any state of the United States and cannot be offered, sold, pledged or otherwise transferred or assigned in the United States or to a resident of the United States unless an exemption from such registration requirements is available. This Debenture has not been and will not be qualified for sale or registered under the laws of any other jurisdiction and any transferee should refer to the securities laws of any jurisdiction applicable to them.

Under the Agreement, the accredited investors agreed to purchase from us 14 unsecured Debenture Units for gross proceeds of $70,000. Each Debenture Unit is comprised of (i) the issuance of $5,000 of debentures bearing interest at a rate of 24% per annum, with a minimum maturity period of three (3) months to a maximum of one (1) year from the date of issuance and (ii) 500 warrants which may be exercised at $1.00 per warrant to receive one common share prior to July 9, 2016. The Debenture shall be designated as Debenture Due July 9, 2016.

On August 15, 2014 pursuant to the Purchase Agreement, we issued an aggregate of 2,000,000 shares of our common stock to Doriana Gianfelici and Beniamino Gianfelici, the shareholders of Multigioco, in exchange for all of the outstanding capital stock of Multigioco. The issuance of our common stock to Doriana Gianfelici and Beniamino Gianfelici was exempt from the registration requirements of the Securities Act pursuant to Section 492 for the offer and sale of securities not involving a public offering. These shares of our common stock have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.


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


EMPIRE GLOBAL CORP.


By:  /s/ Michele Ciavarella                             Date: November 19,2014.
   -------------------------
         Michele Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer