Form 10-K
period 2014-12-31
EMPIRE GLOBAL CORP.
filed 2015-04-29
CIK 1080319

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act).                                  Yes [ ] No [X]

The issuer had $1,741,531 in revenues for its most recent fiscal year. The number of shares outstanding of the issuer's single class of common stock, as of the close on April 28, 2015 is 23,264,800 shares.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2014, the last business day of the second fiscal quarter, was $737,000 based on the average closing bid and asked prices for the Common Stock.


TABLE OF CONTENTS
                                                                            PAGE
PART I
ITEM 1.    DESCRIPTION OF BUSINESS                                             3
ITEM 2.    DESCRIPTION OF PROPERTY                                            28
ITEM 3.    LEGAL PROCEEDINGS                                                  28
ITEM 4.    MINE SAFETY DISCLOSURES                                            28

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           28
ITEM 6.    SELECTED FINANCIAL DATA                                            31
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              31
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         39
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
           (Financial Statements - pages numbered as F-1 to F-23)             40
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                65
ITEM 9A.   CONTROLS AND PROCEDURES                                            65
ITEM 9B.   OTHER INFORMATION                                                  66

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS       66
ITEM 11.   EXECUTIVE COMPENSATION                                             70
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         71
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     72
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             73
ITEM 15.   EXHIBITS                                                           74

           SIGNATURES                                                         75

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated gaming turnover, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - "Risk Factors" of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Form 10-K, unless the context indicates otherwise, references to "Empire Global Corp.," "our Company," "the Company," "we," "our," and "us" refer to Empire Global Corp. a Delaware corporation, and its wholly-owned subsidiaries.


PART I.

Item 1. BUSINESS DESCRIPTION

Business Overview

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

On August 15, 2014 the Company acquired 100% of the outstanding common shares of Multigioco Srl. ("Multigioco"), an Italian corporation, in exchange for 2,000,000 restricted shares of Empire common stock. For accounting purposes, the purchase was accounted for using the acquisition method of accounting.

Pursuant to the Agreement to acquire Multigioco the shareholders of Multigioco had the option to repurchase the shares issued, in whole or in part, no later than 90 days from the closing of the agreement. On October 31, 2014, the Company paid EUR 490,000 (approximately $620,700 USD) to reacquire 49%
(or 980,000) of the shares issued to acquire Multigioco. The parties have informally agreed to extend the option indefinitely.

Multigioco was organized under the laws of the Republic of Italy on November 4, 2010. It was formed by the founder of New Gioco Srl (a company incorporated in Italy) Beniamino Gianfelici and Doriana Gianfelici, the father-in-law and spouse respectively of our President Alessandro Marcelli, with New Gioco Srl holding a 66% interest and Doriana Gianfelici holding a 34% interest in Multigioco, respectively.

Operations are carried out under an online gaming license obtained from the Amministrazione Autonoma Monopoli dei Stato ("AAMS"). Multigioco's revenue streams consist of online wagering as well as gaming in online web based betting shops situated throughout Italy. For the period ended December 31, 2014, the Company had approximately 850 web based betting shops operating under its license. Please refer to the "Distribution Method for our products and services" section for a detailed description of web based betting shops.

As a result of the acquisition, Multigioco became a wholly owned subsidiary of Empire and our business is now a licensed gaming operator offering internet based gaming in Italy. We are continuing to evaluate and plan strategic acquisitions for expansion in this industry and to become the parent company for a variety of similar companies. Therefore the company is no longer considered a shell company.

History

Multigioco was granted its AAMS GAD (Online Gaming) license and given the authorization to 'go-live' on July 4, 2012. The Company's revenues are derived from Multigioco's gaming operations over a wide footprint of approximately 850 web based betting shops through a user friendly, market-leading website for online wagering, including sports betting and casino gaming (traditional casino, live casino, poker, bingo, and interactive skilled games) combined with a plan to acquire strategically located distribution of land based betting shops for its gaming products to promote the 'New Gioco' brand image throughout Italy.

OUR STRATEGY

Our growth plan is to expand both in absolute and in relative terms.

Absolute growth may be achieved by organic expansion of our current target audience within Multigioco territories through strategies which include conducting a tactical business review; establishing standard operating procedures and implementing a marketing strategy we refer to as our "Rebranding Blueprint" related to specific target marketing as outlined below. We anticipate that relative growth will be achieved through a consolidation architecture as we accumulate market share through acquisitions.

Conduct a tactical business process review

We plan to undertake a thorough review of the Multigioco business plan that may reveal opportunities to improve profitability through a broad range of business process models and strategies as well as techniques to trade, transfer or dispose of unproductive shops, high cost locations, low margin products and venues which may carry more risk than reward or acquire or combine additional licenses while terminating or selling others that are deemed unproductive, low margin, high risk or expensive.

Our strategy is to bring operators in the fragmented Italian gaming market under the ownership of our company and provide professional management and additional resources and services as described below. By doing so, we believe that we can continually improve on our services, develop competitive advantages and build a national brand for gaming, wagering and entertainment.

Establish Standard Operating Procedures ("SOP's") and best practices

After acquiring a certain group of target operators specializing in gaming, we intend to continue their businesses as before while implementing SOP's.
The purpose of these SOP's is higher, more transparent control over operations. Consolidating several companies under our control will provide an opportunity to implement operating efficiencies that cannot be achieved by smaller independent operators. We expect to save costs in regulatory compliance, marketing, management, accounting, human resource, and legal services. Creating a standardized control system will be a major source of profitability as Empire grows, and is therefore considered an essential part of the Company's strategy.

Implement Rebranding Blueprint with operators acquired through consolidation

In addition to continuing existing business practices of the operators, implementing SOP's and best practices as described above, we also intend to augment the services provided by our operators by implementing our Rebranding Blueprint with a view to achieving critical mass such that we can implement in-house administration of technology.

Our Rebranding Blueprint contemplates target marketing of specific verticals within our existing client base as well as anticipated new clients imported through acquisitions and clients that are currently patrons of competitors or of operators that may cease operations.

Addition of other services and facilities

In addition to supplementing gaming offerings originally provided by our acquired operators with our Rebranding Blueprint, we intend to add others with the assistance of gaming specialists, aggressive software providers and market research professionals. Additional revenues can be realized by establishing facilities such as marketing centers and kiosks.

Our Target Markets

AGE          DEMOGRAPHIC                          NEXUS
GROUP

18 - 24:     - Pre-gambling future client       - Almost 100% of this age group
             - New-gambling audience              owns a cell or smart phone;
             - Desires experiential, e-gaming,  - Majority of market with data
               imaginative fantasy games          packages and internet access;
                                                - Technologically savvy consumer
                                                  spending more on experiential
                                                  versus material goods.

25 - 44:     - Mature-gambling audience         - Majority of online gamers are
             - Desires games of chance, casino,   30 years old and currently
               traditional gambling tables,       heads of households;
               and sports betting.              - Male and Female balanced
                                                  across the group.

45 - Senior: - Grounded gambler                 - Largest growing segment of the
             - Baby Boomer                        population;
             - Desires social interaction,      - Significantly underserved;
               easy play, bingo slots,          - Needs are more social rather
               nickel games                       than self-fulfilling;
                                                - High disposable income;
                                                - Largest market size.

Customers

We currently have approximately 22,000 client accounts and estimate that our base will increase to 80,000 in 3 years based on projections supplied by both organic growth and acquisition of existing businesses. These clients range in age from 18 through 79 and are a mix of 70% male/30% female. In addition, we separate our revenue source to (a) sports betting, (b) casino and card game betting and (c) poker players. Our ad-hoc in-house analysis finds that sports betting is more popular among our customer base. In addition, sports betting is a much more profitable revenue stream yielding the highest percentage of our Gross Gaming Revenue ("GGR") at 50% of revenues which is representative of industry metrics.

Our internal analysis also shows different gaming patterns emerge from our male and female patrons. Male players prefer sports-bets, while about 10% of them explore also casino and poker. Alternatively, female player prefer casino and bingo while only 1% try our other game offerings like poker, sports-bets or lotteries.

Sports-Bet: We currently have an average of 8,100 players per month (about 37% of our total gaming accounts) that place at least 3 bets per week, for a total of 12 bets per month per player. The total number of monthly bets on our license averages between 95,000 and 100,000 tickets. The average of the amount played per ticket is EUR 6.4 (approximately $6.78 USD) such that each player that places 12 bet spends EUR 76.8 (approximately $81.41 USD) per month.

Casino: We have an average of 700 unique players participating in casino games (generally about 3% of all gaming accounts and 8.6% of the sports-bet players). Each casino player generates coin-in revenue of EUR 3,000 (approximately
$3,200 USD) per month which represents a profit of EUR 94 (approximately
$99.64 USD) per player per month. The profit of $99.64 is also the metric used to measure our casino performance in "spending" of a casino player.

Poker: We have an average of 800 unique players participating in poker games through our website (about 3.6% of all gaming account and 9.8% of the sports-bet players) per month. Each poker player generates coin-in revenue of EUR 2,896 (approximately $3,667 USD) per month which represents a profit of EUR 103 (approximately $130 USD) per player per month. We also use the profit metric of EUR 103 (approximately $130 USD) to measure our casino performance in "spending" of a poker player.

Most of our patrons are located in central to south Italy with the highest concentrations in larger centers such as Rome and Naples.

We expect that the individual patrons from the operators we acquire will continue to utilize the services of the acquired operator. The operators we are now evaluating or attempting to acquire have existing revenues from individuals who frequent their establishments and venues. In addition to this base of customers, we plan to pursue additional licenses, contracts and relationships with institutions, both in the private and public sectors that will attract and secure new bettors that use the services of competitors.

Gaming Product Offerings

Multigioco's online gaming website and shops offer the following gaming line-up:

  - Sports Betting: Considered the largest and most well-known industry segment offering both pre-live and live in-game betting opportunities for a wide variety of sports.
  - Online Casino: traditional casino games, live casino, poker, bingo and interactive skilled games including:
    * Traditional Casino Games: Automated casino games such as roulette, blackjack and baccarat and slot machines
    * Live Casino Games: Table games which are broadcast via live video stream with real dealers and Croupiers that attempt to convey the atmosphere of a physical casino.
  - Poker: Texas Hold'em and Omaha in both cash and tournament format.
  - Bingo, Skilled and Interactive Games such as: games that are programmed with random number generation to ensure constant fairness for all parties; and can be played for real money or free play. These games are typical cards game played by Italian people such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).

Distribution Methods for Products or Services

In Italy, gaming products and services are offered through any of three distribution methods: agencies, corners, or websites. Regardless of the distribution method, licensed operators in Italy must be connected to the AAMS network using an intermediary such as Microgame S.p.A ("Microgame"). Only a single license is required to operate a website based gaming service, which Multigioco owns, while each agency and corner must have a separate license which is specific to the location.

As of December 31, 2014 Multigioco only used the website or online based distribution method as described in greater detail below. We expect to employ other distribution methods as we develop our business in Italy through additional acquisitions. The following describes the three distribution methods in Italy:

Negozio Sportivo ("NS"; "agency" or "arcade"): An agency is an arcade location that is a gaming specific venue meeting strict regulatory standards. An agency must have 70% of its square-footage dedicated specifically to gaming space in addition to having a cash cage, thereby creating an 'arcade' like facility for the primary purpose of gaming and gaming related revenues.

Punto Sportivo ("PS" or corner): A corner is distinguished from an agency insofar as the principal business situated at the location is primarily other than gaming (such as a coffee shop or bakery) with a terminal connected to the AAMS network. The primary purpose of the facility is not gaming, and it only sections a small 'corner' for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a "corner" can be dedicated to gaming.

Punti di Commercializzazione ("PC"; web based betting shops "shops"; "web cafe" or "websites"): Multigioco's main gaming website www.multigioco.it operates under a third party Service Provider agreement with Microgame to develop and host our website layout, design and functionality. Microgame provides and operates all aspects of the company's online gaming website including: servers, routers, software development (for the Multigioco branded website operations), sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and the first line of gaming related customer support needs.

Multigioco websites are tailored for the Italian gaming market. The Company maintains a web-based platform directly under the branded websites multigioco.it and newgioco.it, (the main "channels") serving players and shops respectively. There are some variations in website style because Multigioco offers different services through each channel. Newgioco.it is mainly devoted to shops such that the marketing for this brand is dedicated to campaigns aimed at shop commission programs, branding, and proposals or marketing for prospective operators to become a "New Gioco Shop". Whereas, multigioco.it is more dedicated to the end-user, by focusing on campaigns and gaming offerings directed at players, such as welcome bonuses, rake back for poker players, etc. The websites are only published in the Italian language. Multigioco may include additional languages if it is determined that such additional websites are commercially viable and if we agree to pay Microgame additional development fees. We presently do not have any plans to expand our website to include additional languages.

The AAMS requires that all websites are owned only by the license holder. We own our branded website urls in accordance with our AAMS licensing requirements and either directly operate the websites or alternatively contract the websites to third party Promoters as follows:

The website urls we own are as follows:

  - www.multigioco.it
  - www.newgioco.it

Multigioco gaming offerings are available under contract through its web-based platform serving players directly under the branded website www.newgioco.it including:

  - 3 landing pages (Note a) including multigioco.it as well as sbancatutto.it (focused on poker) and adgame.it (focused on sports betting); and
  - 3 White-label websites (Note b) named online.giocoeguadagno.it and articpoker.it (focused on betting shops) and lovingbet.it (a multiservice utility for franchise shops that combined with a typical games pack, may also provide ancillary electronic transaction services such as payments of utility bills, television, cell phone SIM Recharge, etcetera).

Note (a): A Landing page refers to a webpage that is generally owned by a promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel his marketing through a subnet. In the case of Italy the entire subnet (a subnet is a logical grouping of connected network devices. Nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the AAMS network.

Note (b): A White-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the Promoter. The Promoter earns fees according to the turnover generated through their website.

In relation to the third party or rented websites, the Promoter ("partner", "shop" or "agent") is responsible for marketing strategies, administration and costs. The Promoter may incorporate special promotions, draws and incentives to drive players to their website to increase gaming turnover or visits. Generally, these Promoters operate in areas that are remote or distant from our central operations based in Rome, therefore, some promotions may be local events in the jurisdiction surrounding the "home base" of the Promoter. The relationship with local shops and players from the Promoter region remains directly with the Promoter since there could be regional nuances that attract their clientele to our gaming offerings. However, the gaming business belongs to the underlying licensor or in our case 'Multigioco' and is included in our overall financial results as gaming turnover. In 2014, this result was included in the EUR 63,253,822 (approximately $80,100,000 USD) Multigioco reported as gaming turnover.

The Promoter does not have any direct access to Multigioco client gaming accounts and is therefore not legally responsible or liable for maintaining gaming account balances. As a result, the licensor is legally responsible for compliance and client gaming account control, and is also legally required to ensure that all payouts due to players are credited to each players' gaming account and are available to players within 7 working days of the play.

Please refer to the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Current Report on form 8-K filed on August 19, 2014 for a detailed description of our White-label Services Agreements and landing pages.

While the www.multigioco.it website offers wagering in many categories outside of sports, Multigioco intends to capture a larger share of the Italian market by focusing on the Serie A, B, and C soccer, online poker, online casino and slots, skill games, as well as Italian horse racing.

Otherwise, the company offers a sufficiently diverse service offering and intends to focus on creating in-house cost savings and synergies by undertaking strategic acquisitions and following a strict internal development plan.

Employees

Our current CEO provides day to day operations and management services at the Company's head office. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees in our head office so long as it is seeking and evaluating business opportunities.

At the time of this report, Multigioco employed 7 employees at its head office and approximately 20 outside commissioned sales agents that service our remote shops and venues in the field.

Research and Development

Neither Empire, nor its subsidiaries, engage in research and development activities.


FACTORS AFFECTING OUR MARKET

Government Regulations - General

The following information is presented with the understanding that we have now acquired a gaming operator in Italy with a license expiring in 2021 and therefore our business is subject to the regulations described below. For this discussion, it is understood that when we mention "our operators" or "our facilities" or operators or facilities that that we "own", it is in reference to operators or facilities that we have acquired and may acquire in the course of our business in the future, assuming that we are able to acquire any additional operators at all.

Under Italian Criminal Law all gambling is illegal regardless of where it is organized. However, the law also recognizes there is a difference with games of chance and games where the outcome depends on the player's skills. Sports-betting, lotteries and some other activities fall into the category of legal and regulated gambling activities.

In Italy, the Amministrazione Autonoma Monopoli dei Stato - Autonomous Administration of the State Monopolies (AAMS) the State Agency of Customs and Monopolies is granted the power to issue licenses and regulate other gambling matters.

Beginning in 1992, some forms of gambling activities were deregulated by government decree under certain conditions to avoid potentially negative social effects associated with the industry. In 2006, beginning with a series of licenses colloquially termed as "Bersani" Licenses which will renew under license tender in 2016, the AAMS implemented certain amendments with a view to liberalize the market such as:

  - Legalization of real-money skill games and betting exchanges or 'books';
  - Opening of the Italian gambling market to operators from EU and EFTA countries (on condition they meet certain requirements);
  - Initiating a new license tender process intended to curb the network of offline betting establishments and also provided a possibility for online gaming operators to offer their services on a legal basis.

New milestones were reached by Italian legislation in 2006 with regulation of the use of the internet as a direct gambling distribution channel in Italy. The Finance Act 2007 which legalized card games in the form of tournaments with stakes equal only to tournament entry fees, and also the "Comunitaria" decree in February 2011 which regulated cash poker games and online casino games also amended laws introduced in the previous version of the decree. Licenses issued pursuant to this new decree will expire in 2021 and renew under a new tender notice process.

See the section captioned "Risk Factors" for additional information and risks we face as operators in the regulated gaming industry.

Permits, Authorizations and Licenses

Italy maintains a State legislated policy aimed at enhancing gaming though rigid regulations designed to protect its economic interest and comply with the law as well as to certify operators to protect so-called consumer-gamblers. In Italy, there are currently two main categories of licenses (off-line and online) in circulation, issued or awarded by the AAMS in three series:

Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as "Monti" licenses;

Finance Act decree of 2007 (FA7) series which were awarded by tender in 2006 and are colloquially branded as "Bersani" Licenses which renew in 2016; and

New series GAD (Gioco a Distanza) issued by application process under the Comunitaria decree in 2010.

Each series of license has a 10 year renewal term.

Monti and Bersani licenses provide both NS and PS off-line (agencies and corners) as well as GAD online (web based) distribution authorizations. Off-line Monti licenses and Bersani licenses are subject to and expected to be consolidated under renewal in 2016 while both the Monti and Bersani GAD licenses are expected to permanently expire in June 2016 leaving only the Comunitaria Series GAD licenses in circulation.

In 2011, Multigioco applied for a New Series GAD license under the regulatory changes requiring a tender notice process. The AAMS which allows for gambling operations in Italy (the "Territory") granted Multigioco a new GAD license, and on July 4, 2012 gave a "go-live" authorization for Multigioco websites.

The AAMS license provides Multigioco the right to:

 (i) offer only those gaming offerings that AAMS authorizes for deployment in Italy;
 (ii) enter into licensing, joint venture and acquisition agreements with shops and private enterprises as concessionaires that provide various local services such as convenience stores, bars, cafes, restaurants, etc. in the Territory;
 (iii) establish web cafe`s acquired by Licensor as permitted by the regulations enforced by the AAMS regional office within the Territory; and
 (iv) take such steps that are deemed necessary to develop the business of gaming in the Territory.

Our license is subject to the laws of the Republic of Italy with an initial term expiring on June 15, 2021 and is renewable through the tender notice process.

If the acquisition of a target operator involves a transfer of assets, it is likely that not all, if any, licenses or permits or other authorizations will be allowed to be transferred to a new entity along with the assets. Some of the operators we are evaluating maintain one or more licenses. It is also possible that our license may be leveraged, sold or transferred in a transaction for another license or licenses offering benefits that might fit a revised or remodeled business plan in the future. Although these concepts may be considered as part of our business development we cannot provide any assurance that any such transaction will occur.

When considering the acquisition of a target operator, the license associated with the location (either a Monti or Bersani license) dictates the method of acquisition. Certain conditions apply to a proposed sale and transfer of the specific license according the legislative decrees associated with each Monti and Bersani licenses. In the case of Bersani licenses, any existing licensee or qualified acquirer (meaning a person or entity approved by the AAMS) may acquire a Bersani license from the previous holder by simply transferring the license from the seller to the buyer. However, Monti licenses cannot be bifurcated from the corporate entity which was initially granted the Monti license unless the buyer is currently a Monti licensed legal entity or person. Instead, the acquirer, if not currently a Monti licensed entity must acquire the licensed corporate entity, which may or may not have existing gaming venues or business.

Foreign Financial Considerations

Multigioco's income is subject to income taxes based upon the laws of Italy which may also fluctuate if economic conditions in Italy continue to remain uncertain.

For the Registrant's financial reporting, Multigioco's assets and liabilities, whose functional currency is the Euro, are translated into U.S dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company's financial statements are included in Accumulated other comprehensive loss, a component of Stockholders' Equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date. Fluctuations in the foreign exchange rates may have an adverse effect on our overall results.

Major Software Vendors

The following sets out a table of various gambling software providers and a brief description:

Microgame S.p.A.          Microgame is the online arm of one of the most
                          established and progressive bookmakers in Italy and is a Joint Venture partner of Caesars Entertainment in the World Series of Poker.

Playtech Plc              Playtech is a gaming software development company
                          founded in 1999. The company provides software for online casinos, online poker rooms, online bingo games, online sports betting, scratch games, mobile gaming, live dealer games and fixed-odds arcade games online. It is listed on the London Stock Exchange and is a constituent of the FTSE 250 Index

Amaya Amaya Inc. provides technology-based solutions, products, and services for global gaming and interactive entertainment industries worldwide. It operates through two segments, Business-to-Consumer
                          (B2C) and Business-to-Business (B2B).

Competition

Overall competition in the online gaming industry is moderate with various sectors and operators competing for customers in various geographic markets. These include land based online casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet in concert with the plentiful supply of varying games means obstacles to switching venues for the consumer are virtually nonexistent which increases competition. Differing regulations worldwide make it harder to expand and the easing of regulations in some markets have led to consolidation by monopoly entities which weakens competition while the opening of new markets allow for more players to enter the market place offsetting the balance somewhat.

We compete with a number of public and private companies, which provide land based and/or online gaming. In addition to known current competitors, traditional land based casino operators and other entities, many of which have significant financial resources, and occupy entrenched positions in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors.

Particularly, Multigioco faces direct competition in Italy from established online gambling sites like GTECH (Lottomatica), William Hill, 365sport, bwin, and many others. However, the Company has several advantages at its side, primarily, services that are tailored to calcio (soccer) enthusiasts. Most notably, Multigioco invests significant resources to calcio-focused marketing; fan engagement, live-streaming of calcio games; employ industry leading software; and is actively considering potential Italian celebrity partners.

We believe the principal competitive factors in our industry that create certain barriers to entry into the Italian market include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the Italian market, it is also likely that new laws and regulations of governmental authority will be established in the future that will also offer barriers to new competitors.

Increased competition from current and future competitors may, in the future, materially adversely affect our business, revenues, operating results and financial condition.

Major Operators

The following sets out a table of various gambling operators and a brief description:

GTECH (Lottomatica)       Focused on providing software and services in the
                          Internet, lottery and sports betting market.

SNAI An Italian corporation that deals with the management of betting odds and horse racing contests. It was founded in 1990 and is listed on the Milan Stock Exchange and on March 29, 2011 Global Games S.p.A. acquired 51 % of SNAI.

Sisal One of the longest running Italian gaming companies offering Internet Betting, lotteries, scratch to win, poker and casino, slots and arcade games.

Bwin One of the largest online gaming and gambling company focused primarily on sports betting, as well as Internet casino and poker.


The following sets out a table of various online gambling industry participants and their roles in the industry:

Key Italian Authorities

Amministrazione Autonoma  Responsible for the licensing and authorizations
Dei Monopoli dei Stato    granted to concessionaries, and for the monitoring of
(AAMS)                    the betting activities.

Guardia di Finanza        Aim is to avoid criminal elements thanks to a network
                          presence throughout Italy conducting physical inspections in bars and tobacco shops.

Agenzia delle Entrate     A government agency supervised by the Ministry of
                          Economy and Finance which cooperates with AAMS, and is engaged in the management, investigation and litigation of taxes. Its objective is to maximize tax collection efficiency and compliance.

Sogei Engaged in the ICT (Information, Communication and Technology) sector and is owned and operated by the Ministry of Economy and Finance. The company provides betting control, in order to assure the regulated processing of games, and management of the "Totalizzatore Nazionale" (a computer network that calculates and processes winning/payouts).

Trade Organizations

International             IAGR is a forum in which gaming regulators from around
Association of            the world can meet, exchange views and information,
Gaming Regulators         and discuss policy issues among themselves and with
(IAGR)                    representatives of the international gaming industry;
                          a means of fostering cooperation between gaming regulators in the performance of their official duties; and a central point of contact for inquiries from governments, gaming regulatory agencies and personnel, and representatives of the international gaming industry.

European Gaming and       EGBA promotes implementation of a fair, competitive
Betting Association       and regulated market for online gaming and gambling
(EGBA)                    operators throughout Europe in line with EU law.

Global Betting &          GBGC has developed a wide range of gambling and
Gaming Consultants        business services that it can provide to its clients
(GBGC)                    to help them operate successfully in the gambling
                          field.

eCogra eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gambling.


Item 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating Empire. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. Accordingly, when we refer to "our operators" below, it is with reference to operators that we are in the process of acquiring or may acquire in the future, regardless of the level of ownership or operators that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

  RISKS RELATED TO OUR BUSINESS


"Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability."

Multigioco was recently formed, obtained its AAMS license and our website only became operational in June 2012. As a result, we have a limited operating history upon which you can evaluate our prospects and our potential value. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

No additional relevant operating history involving Multigioco's operations exists upon which an evaluation of our performance can be made. The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in the online gambling industry.


We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception and further losses are anticipated in the development of our business. As a development stage company, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, PIPE Financing and possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.


"Failure by us to respond to changes in consumer preferences could result in lack of gaming revenues and may force us out of business."

Our online gambling website and online operations operate in an industry subject to:

  - rapid technological change;
  - the proliferation of new and changing online gambling sites;
  - frequent new product introductions and updates; and
  - changes in customer demands.

Any of the above changes that we fail to effectively anticipate could reduce the demand for our online business, as well as any gaming service we may introduce in the future. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

"We currently depend on and may continue to be dependent on third parties to complete the development of our online gambling platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the platform and our ability to continue our operations."

We currently depend on our agreement with Microgame S.p.A. to develop and operate our online gambling platform. We anticipate that we will continue to rely on Microgame and other third parties to develop portions of the platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing platform updates, in addition, our reliance upon a third party developer exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the platform and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any platform updates or changes for us until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.


"If we do not comply with the terms of or if our agreement with Microgame is terminated, our business operating results and financial condition will be adversely affected."

Our agreement with Microgame to develop and operate our online gaming website is crucial to our operations. If we fail to comply with any of the terms or conditions of the agreement, or in the event that Microgame terminates the agreement or the agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.


"We depend on payments from third-party service providers, including government regulated gaming agencies. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected."

We will depend, in part, on private entities and regulated third-party sources of payment for the gross gaming revenues earned by our operators. The amount our operators receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the payment systems and the cost containment and utilization decisions of third-party service providers. The focus on gaming reform in Italy may increase the likelihood of significant changes affecting gaming services in the future. We give no assurances that future changes to odds and tax rates on game offerings, cost containment measures by private third-party service providers or other factors affecting payments for gaming services will not adversely affect our future revenues, operating margins or profitability.

"Our online website is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability."

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

  - our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information;
  - we could experience unauthorized access, computer viruses, system interference or destruction, "denial of service" attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;
  - someone could circumvent our security measures and misappropriate our partners' intellectual property or our customers' accounts, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;
  - our computer systems could fail and lead to service interruptions;
  - we may be unable to scale our infrastructure with increases in customer demand; or
  - our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute gaming products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.


"A decline in the popularity of our website will negatively impact our business."

Our primary source of revenues is dependent upon, among other things, our ability to attract and retain new users and attracting existing users to increase their activity on our sites. If we are unable to maintain or extend web traffic to, and use of, our websites, our revenues may be adversely affected.


"We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business."

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. They are critical employees at this time. In addition to the executives, we rely heavily on a several people that have extensive knowledge of our industry. There is no assurance that we can find suitable individuals to replace them or to add to our employee team if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may not be able to hire a suitable replacement for them on favorable terms, should that become necessary.

"We may not be able to successfully implement our business strategy."

Our operating results will be adversely affected if we fail to implement our strategy or if we invest resources in a strategy that ultimately proves unsuccessful.


"Our future success depends, in large part, on our ability to implement our business strategy of acquiring operators for implementation of our Rebranding Blueprint."

Our ability to implement this growth strategy depends on, among other things, our ability to:

  - enter into acquisition agreements with operators we deem accretive to our business interests;
  - increase the recognition of our Rebranding Blueprint;
  - expand and maintain delivery of our Rebranding Blueprint in Italy.


"Implementation of our Rebranding Blueprint may not meet our expectations, and any such failure would adversely affect our ability to implement our business plan."

We anticipate that a material portion of our revenues will be derived from the implementation of our Rebranding Blueprint into acquired operators venues and possibly through licensing our Rebranding Blueprint to other entities. We can give no assurance that our Rebranding Blueprint will be widely accepted or that we will be able to receive enough, or any, interest from operators to introduce or sustain our Rebranding Blueprint with any given operator, or at all. Because it is a new marketing approach, it is possible that wide acceptance of our Rebranding Blueprint will never be attained. Such a lack of acceptance will adversely affect our growth and profits.


"Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others."

Our success depends in part on our ability to:

  - obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;
  - operate without infringing upon the proprietary rights of others; and
  - prevent others from infringing on our proprietary rights.

Protection of our intellectual property rights, branding and image (collectively "image") from unauthorized use by third parties is limited by valid and enforceable copyrights or trademark laws. Our inability to protect our image could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our image (or to defend third party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition. We currently own all of our websites and the contents of such websites, however, we have not filed for formal copyright or trademark protection.

"Competition for the acquisition of new operators and other factors may impede our ability to acquire operators and may inhibit our growth."

We anticipate that the future growth of our business will be dependent upon our successful acquisition of operators. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these operators, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses. In pursuing acquisition opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors are larger and have greater financial and other resources than we have. This competition may prevent us from acquiring operators that could generate substantial revenues for our business.


"If we are unable to effectively compete for operators, patrons, sponsorship contracts with sports teams and strategic relationships, our business would be adversely affected."

The gaming business is highly competitive. We may also be competing in the future with public and private companies to acquire additional target operators and for patrons to frequent our operators. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to other operators or patrons, or have established relationships with major organizations or third party service providers. We give no assurances that we will be able to compete effectively in any of these areas.


"If we fail to acquire and develop operators on favorable terms, our future growth and operating results could be adversely affected."

We plan to generate revenues and earnings by acquiring existing gaming operators and augmenting their established gaming offerings with our Rebranding Blueprint, our proprietary plan for attracting and retaining gaming patrons. The success of our business plan will be affected by our ability to identify suitable operators for acquisition and our ability to negotiate and close on operator acquisitions in a timely manner and on favorable terms or at all. There can be no assurances that we will be successful in identifying additional operators suitable for acquisition or that we will be able to close on operator acquisitions in a timely manner and/or on terms favorable to us.


"If we are unable to implement our growth strategy at our acquired operators or unable to manage the growth of our business through the acquisition of operators our business and results of operations could be adversely affected."

We may not be able to successfully integrate the operations of newly acquired operators with our own, and we may not realize all or any of the expected benefits of acquiring new operators as and when planned. Integrating the operations of new operators with our own will be complex, costly and time-consuming. We expect that the integration of the operations of new operators will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending duties. The difficulties and risks associated with the integration of the operations of new operators into our own include, but are not limited to:

  - the possibility that we will fail to implement our business plans for the growing company, including as a result of new legislation or regulation in the gaming industry that affects the timing or costs associated with our operations or our acquisition plans;
  - possible inconsistencies between our standards, controls, procedures, policies and compensation structures and those of operators that we acquire;
  - the increased scope and complexity of our operations following the acquisition of a number of operators;
  - the potential loss of key employees and the costs associated with our efforts to retain key employees;
  - provisions in contracts that we and the acquired operators have with third parties that may limit our flexibility to take certain actions;
  - risks and limitations on our ability to consolidate the corporate and administrative infrastructures of new operators;
  - the possibility that we may have failed to discover liabilities of new operators during our due diligence investigation as part of the acquisition for which we, as a successor owner, may be responsible;
  - obligations that we will have to partners of operators when we have completed only a partial acquisition; and
  - the possibility of unanticipated delays, costs or inefficiencies associated with the integration of operations of new operators with ours.

As a result of these difficulties and risks, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new operators, including increasing the scale of our operations, diversification, cash flows and operational efficiency.


"If we do not have sufficient capital resources to complete acquisitions and develop our operators, our ability to implement our business plan could be adversely affected."

We will need capital to implement our business plan, and may seek to finance future operator acquisitions and development projects through debt or equity financings. Disruptions to financial markets or other challenging economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing may be unacceptable or unfavorable to us. To the extent that we undertake financings with our equity securities, our current shareholders will experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that restrict the conduct of our business. We give no assurances that we will be able to obtain financing necessary to implement our business plan or if financing will be offered or available on terms acceptable to us or at all.


"If we are restricted from using our license associated with our acquired operators, there will be an adverse effect on our revenues and profits."

We expect a significant portion of our revenues to come from gaming revenues earned by acquired operators. Although one or more of the target operators with which we are negotiating acquisition terms may have an active gaming license, we can provide no assurance that the existing license will be renewed, retained or if we are able to acquire the client base of any particular operator we acquire in the future. If we are restricted from acquiring target operators or their client base, our revenue and profit potential will be adversely affected.

"We may not have exclusive control over the distribution of cash from our acquired operators and may be unable to cause all or a portion of the cash of these operators to be distributed to us."

We anticipate having a complete or a majority ownership in the operators we acquire. We expect the agreements we execute with these operators to provide for the distribution of available cash to us. However, it is possible that these agreements may impose limits on the ability of our acquired operators to make distributions of cash to us. If we are unable to cause sufficient cash to be distributed from one or more of these operators our ability to pay our obligations as they become due may be harmed.


"If we acquire an operator that has made submission and reporting errors prior to our ownership, we would most likely be liable for those errors that led to under or overpayments in gaming accounts and may be subject to penalties as well as being required to provide refunds."

Historical submissions and reporting errors in gaming accounts made by an operator prior to our acquisition, even in the case of purely an asset acquisition may require us to provide refunds to patrons and possibly pay penalties. In the case of overpayments, it is very unlikely that we would be able to collect funds that were owed to the operator prior to our acquisition. There can be no assurance that a compliance audit will disclose any future liabilities for overpayments that any of our operators may have incurred.


"If any principals of operators with whom we are negotiating to acquire their business are retiring and not able or willing to remain with the operator to assist with the transition of patrons to our operations, our projected revenues and profits will be adversely affected."

Competition for operators will be a problem for us if retiring owners cannot or will not stay to assist us with the orientation and transitioning to our operations and management. We would like to retain incumbent owners for up to two years but if we are unable to do so, extra demands will be placed on us for orientation and training. This will have an adverse effect on our revenues and will increase our expenses for recruitment and we may need to fill vacancies with existing personnel from other locations.


  RISKS SPECIFIC TO OUR INDUSTRY


"Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry will adversely affect our results of operations."

Our proposed business operations are concentrated in a single industry and geographic area (Italy and Europe) that is affected by international, national and local economic conditions. A downturn in the economy or in a region such as Italy and Europe constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our customers. We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide, in Italy and Europe or in the gaming industry, or the impact such slowdown may have on the demand for online gaming. If players have less disposable income to spend on wagers or if our customers are unable to devote resources to using our products, there could be an adverse effect on our business.

"Intense competition in the online gambling industry may adversely affect our revenue and profitability."

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established online gambling sites, as well as many smaller and/or newer sites. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. The effect of such competition may put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers. Compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.


"Changes in government laws could materially adversely affect our business, financial condition and results of operations."

Our business is regulated by diverse and evolving laws and governmental authorities in Italy, Malta and other countries in which we intend to operate in the future. Such laws relate to, among other things, online gambling, gambling in general, internet, licensing, copyrights, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities.


"Regulators at the federal and provincial level are monitoring and restricting the renewal of existing and issuance of new licenses which could have an adverse effect on our growth."

Federal regulators in Italy are enforcing new restrictions to reduce the number of independent operators. A moratorium on new licenses for gaming operators in Italy has been implemented. Such restrictions on the licensing of new operators could have a material effect on our business because a significant component of our planned growth is expected to come from expanding our operators into new locations within a geographical area.


"Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which could cause us to overstate or understate our revenue and subject us to various penalties."

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the AAMS. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or turnover, client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also find that we are required to refund a portion of the revenue that we received which, depending on its magnitude, could damage our relationship with regulatory agencies and have a material adverse effect on our results of operations or cash flows.

The AAMS in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for connectivity to the AAMS network as well as nefarious programming or routers which can alter the reporting requirements of the AAMS. It is possible that our acquired operators will receive letters from AAMS auditors requesting repayment of alleged violations and errors and as such will incur expenses associated with responding to and appealing to these requests, as well as the costs of repaying any shortfalls and possible fines and penalties. Demands for repayments can occur even if an operator is acquired by means of an asset transfer. If we have inadequate resources to enable us to dispute and overturn such demands for overpayments, it is possible that such payments will have to be returned which could have a material adverse effect on our financial condition and results of operations.


"If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations."

We will be subject to many laws and regulations at the federal, provincial and local government levels in the jurisdictions in which we operate. These laws and regulations require that our operators and our operations meet various licensing, certification and other requirements, including those relating to:

  - ownership of our operators;
  - our and our operators' relationships with sponsors and other referral sources;
  - approvals and other regulations affecting the acquisition of operators, capital expenditures or the addition of services;
  - qualifications of management and support personnel;
  - maintenance and protection of records;
  - billing for services by gaming product providers, including appropriate treatment of overpayments and credit balances; and
  - privacy and security of individually identifiable personal information.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our license to operate. Different interpretations or enforcement of existing or new laws and regulations could subject our businesses to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us, subject us to fines or penalties, or reduce the demand for our services.


"Providers in the gaming industry have been the subject of federal and state investigations, and we may become subject to investigations in the future."

Both federal and provincial government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of gaming companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including diversion practices by disconnecting from the AAMS network.

In addition, as we employ executives and managers, some of which may have worked at other gaming companies that are or may become the subject of AAMS investigations and private litigation. If so, these executives and managers could be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.


"If a federal or provincial agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of illegal gambling, fraud and abuse, we could suffer penalties or be required to make significant changes to our operations."

AAMS enforcement officials have numerous enforcement mechanisms to combat illegal gambling, fraud and abuse. AAMS enforcement officials have the ability to exclude any investors, officers and managing employees associated with business entities that have committed gaming fraud from the industry including commencing criminal proceedings against those accused of such gaming fraud. A governmental investigation or enforcement proceedings taken against us, our executives or our managers could result in significant expense to us, as well as adverse publicity.


"If regulations or regulatory interpretations change, we may be obligated to buy out interests of principals who retain equity in any operators in which we have the majority interest."

We expect that we will acquire complete ownership of most of the operators that we choose to purchase either through share or asset purchases although in some cases, the selling principal or principals may retain a minority interest. If certain regulations or regulatory interpretations change, we may be obligated to purchase some or all of the non-controlling interests of the principal partners. The regulatory changes that could trigger such obligations include changes that:

  - make the referral of client lists and other patrons to our operators by a principal affiliated with us illegal;
  - create the substantial likelihood that cash distributions from limited liability companies to the affiliated principal will be illegal; or
  - cause the ownership by the principal of interests in limited liability companies to be illegal.

The cost of repurchasing these non-controlling interests would be substantial if a triggering event were to result in simultaneous purchase obligations of a substantial number or of all of our operators. We anticipate that the purchase price to be paid in such event would be determined by a predefined formula set out in a shareholders' or share purchase agreement, which may also provide for the payment terms, generally over a period of time. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arose, to purchase these non-controlling interests held by the principal. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the principal partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in gaming law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. We can give no assurances that legislative or regulatory changes would not have an adverse impact on us.

  RISKS RELATED TO OUR SECURITIES


"Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment."

While there is a very limited market for our common stock, if an active a market develops, the market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including but not limited to:

  - market conditions or trends in the gaming industry or in the economy as a whole;
  - actions by competitors;
  - actual or anticipated growth rates relative to our competitors;
  - the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;
  - economic, legal and regulatory factors unrelated to our performance;
  - any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;
  - changes in financial estimates or recommendations by any securities analysts who follow our common stock;
  - speculation by the press or investment community regarding our business;
  - litigation;
  - changes in key personnel; and
  - future sales of our common stock by our officers, directors and significant shareholders.

In addition, the stock markets, including the over-the-counter markets in which our common stock is quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever develop or be maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.


"Shares of our common stock lack a significant trading market, which makes it more difficult for an investor to sell our common stock."

Shares of our common stock are not eligible for trading on any national securities exchange and are currently only quoted in the over-the-counter OTC Markets - OTCQB market. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.


"Future sales of shares of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price."

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market after our stock commences trading. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock, or warrants or options to purchase our common stock, by us in the future would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at any time if at all.


"We could issue additional common stock, which might dilute the book value of our common stock."

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. We may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.


"Our common stock is currently classified as a "penny stock" under SEC rules, which may make it difficult for our shareholders to resell their shares of our common stock."

The Rules of the Securities and Exchange Commission classify as a "penny stock" any security that does not trade on a national securities exchange (e.g. NYSE, NYSE Amex, NASDAQ, etc., but not including the OTC Bulletin Board or the OTCQB) if the market price of the security is less than $5.00 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. For this reason and because penny stocks are generally considered to be more risky than non-penny stocks, many brokers will not recommend the purchase of penny stock by their customers.

Our common stock is not listed on a national securities exchange, and is currently priced below $5.00, the result of which our common stock is currently classified as a penny stock. The holders of our common stock may experience greater difficulties in attempting to sell the stock, due to the limited market for penny stock. In addition, because the penny stock classification reduces the liquidity of a security, the classification may have a negative effect on the market price of our common stock, such that our shareholders may not be able to obtain a satisfactory sale price


"Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price."

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on form 10-K. Such report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.


"Restrictions on the reliance of Rule 144 by Shell Companies or former Shell Companies."

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time a "shell company". The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

  - The issuer of the securities that was formerly a shell company has ceased to be a shell company,
  - The issuer of the securities is subject to the reporting requirements of
    Section 14 or 15(d) of the Exchange Act,
  - The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on form 8-K; and
  - At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who hold restricted securities by our company including the 2,000,000 shares issued to in connection with the acquisition of Multigioco or through any means other than a public offering will not be able to sell our shares without registration under the securities act until one year after we have completed our acquisition of Multigioco. Beginning one year after the completion of the acquisition and as long as we remain an operating business and current in our reporting requirements under the Exchange Act, our stockholders will be able to utilize Rule 144.


Item 1B. UNRESOLVED STAFF COMMENTS

None.


Item 2. DESCRIPTION OF PROPERTY

Empire has two mailing address is 671 Westburne Dr., Concord, Ontario, L4K 4Z1, Canada, and 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4. Other than these mailing addresses, Empire does not currently maintain a principal executive office or any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. Empire pays no rent or other fees for the use of the mailing addresses.

It is likely that Empire will not establish an office until it has substantial needs or resources requiring an office. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

Multigioco does not own any properties however we do rent a corporate head office space on a year by year basis located at Via J.F. Kennedy, 6 Grottaferrata, Roma. The office is used primarily for administrative functions, there are no gaming operations provided at this office.


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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following tables set forth the high and low sale prices for our common stock as reported on the OTC Markets LLC for the periods covered by this report as indicated.

                                                         BID PRICES
                                                    LOW             HIGH
2013 PERIOD
January 1 - March 31                             $  0.002         $ 0.005
April 1 - June 30                                   0.005           0.01
July 1 - September 30                               0.01            0.01
October 1 - December 31                             0.01            0.35

                                                         BID PRICES
                                                    LOW             HIGH
2014 PERIOD

January 1 - March 31                             $  0.055         $ 0.20
April 1 - June 30                                   0.15            1.10
July 1 - September 30                               0.45            1.44
October 1 - December 31                             0.55            0.95

Our common stock is quoted on the Over the Counter Quotation System (OTCQB), which is a network of security dealers who buy and sell stock. The OTCQB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they wish to do so.

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

Please see the section captioned "Risk Factors" for more information and risks related to our securities.

Penny Stock Rules

Please see the section captioned "Risk Factors" for more information and risks regarding Penny Stock rules.

Shareholders

As of December 31, 2014, there were an estimated 200 holders of record of our common stock. Certain of the shares of common stock are held in street name or are listed as undisclosed and may, therefore, be held by several beneficial owners.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Description of Securities

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2014, there were 55,755,200 authorized but unissued shares of our common stock available for future issuance, based on 23,264,800 shares of our common stock outstanding.

As of December 31, 2014, there were 23,264,800 shares of common stock, of 0.0001 par value, issued and outstanding of which 5,569,020 shares are restricted within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. The Company may issue restricted shares in private transactions not involving a public offering or issued as consideration for payments of fees and services provided to the Company. Restricted securities may only be sold pursuant to an effective registration statement or an exemption from registration, if available.

Please see the section captioned "Risk Factors" for more information and risks associated with our common stock.

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

Each of the foregoing changes in authorized shares was approved by the Board of Directors and the holders of a majority of the issued and outstanding shares of common stock and a Certificate of Amendment filed with the State of Delaware.

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

Pursuant to the stock plan, 1,000,000 shares of common stock, par value $0.0001 per share, of Empire common stock may be issued upon the exercise of stock options or stock grants. Consultants, advisors, employees and directors, to the Company, or any of its subsidiary corporations, shall be eligible for participation in the Stock Plan. Each person or entity acquiring shares of Common Stock pursuant to the Stock Plan shall be acquiring such shares for investment purposes only, and in lieu of cash compensation for services rendered to the Company. A Compensation Committee appointed by the Board of Directors shall determine the manner in which each option or stock grant shall be exercisable and the timing and form of the purchase price to be paid by a grantee upon the exercise of an option or stock grant under the Stock Plan. To the extent provided in the option agreement, payment of the purchase price may be in cash, part in cash, part by personal promissory note or in lieu of payment for services performed. There are no restrictions on the resale of securities purchased under the Stock Plan. The Stock Plan is not qualified under Section 401(a) of the Internal Revenue Code.

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


Item 6. SELECTED FINANCIAL DATA

Not Applicable.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Empire Global Corp. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with the financial statements of the Company and the accompanying notes appearing under the caption "Consolidated Financial Statements and Supplementary Data."

General Plan of Operation

The Company was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

On August 15, 2014 we completed the acquisition of 100% ownership in Multigioco Srl. a corporation organized under the laws of the Republic of Italy and is now a wholly owned subsidiary of Empire. As a result of the acquisition of Multigioco our principal business is now a licensed gaming operator offering land based and internet based gambling and sports betting. Our revenues are derived from Multigioco's gaming operations with online website gaming, sports betting terminals and approximately 850 web based betting shops (Punti di Commercializzazione) throughout Italy.

While the multigioco.it website offers wagering in many categories outside of sports, Multigioco intends to capture a larger share of the Italian market by focusing on the Serie A, B and C soccer (calcio), online poker, online casino, slots and skill games as well as Italian horse racing.

Multigioco's mission is to offer a user-friendly, market-leading website over a wide footprint of approximately 850 web based betting shops for online wagering, including sports betting and casino gaming (traditional casino, live casino, poker, bingo, and interactive skilled games) combined with a plan to acquire strategically located distribution of land based betting shops for its gaming products to promote the 'New Gioco' brand image throughout Italy.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overall

As a result of the acquisition of Multigioco, our business operations have changed. Accordingly, comparisons with prior periods are generally not meaningful.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan. Our primary financial focus is on growing EBITDA through our new business venture, which we expect to continue to improve in 2015. EBITDA is primarily driven by increasing revenues by capturing a larger market share by acquiring new clients and gaming locations. We generate revenues by providing online gaming products and services in regulated countries.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

Compared to no revenue for year ended December 31, 2013 our gross revenue of $1,741,531 for year ended December 31, 2014 is comprised of revenue from gaming operations as a result of the acquisition of Multigioco's gaming business.

The following table represents a detailed breakdown of revenue from our gaming operations for the year ended December 31, 2014:

                                           December 31,
                                                  2014
                                           -----------

Total Turnover                              30,454,640
  Less: Winnings/payouts                    28,330,799
                                            ----------
Gross Gaming Revenues                     $  2,123,841

  Less: AAMS Gaming Taxes                      382,310
                                            ----------
Net Gaming Revenues                       $  1,741,531
                                          ============

General and Administrative Expenses

As a result of the acquisition of Multigioco our general and administrative expenses increased during the year ended December 31, 2014 to $892,781, compared to $8,411 for the year ended December 31, 2013.

The Company's major costs included in General and administrative expenses were: professional fees of $391,102, travel expenses of $76,258, management fees of $90,000, business development fees of $60,000, amortization of intangible assets acquired of $79,490 and other miscellaneous expenses.

Direct Selling Expenses

As a result of our acquisition of the Multigioco gaming business we now incur direct selling costs which represent the fees we pay to our network service provider, AAMS license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. For the year ended December 31, 2014 our direct selling costs were $1,448,653. No direct selling costs were incurred for the year ended December 31, 2013.

Interest Expenses

Compared to no interest expense for the year ended December 31, 2013, the Company recorded an interest expense of $29,086 for the year ended December 31, 2014. The Company recorded an imputed interest expense of $11,972 and $8,244 for the periods ending December 31, 2014 and December 31, 2013 respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

The increase in interest expense incurred was related to interest paid on debentures issued in July 2014 and the promissory note issued in October 2014 which were both paid off as well as the interest accrued on the debentures issued and promissory note issued in December 2014.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated income of $1,233 for the year ended December 31, 2014. This was due to a lower value of the derivative liability at December 31, 2014. Compared to no change in derivative liability for the year ended December 31, 2013 because we did not issue debentures or warrants.

Impairment on investment in non-consolidated entities

Impairment on investment in non-consolidated entities for the year ended December 31, 2014 was $875,459 which the Company invested in a private placement to acquire 666,664 shares of 2336414 Ontario Inc. an Ontario corporation and the parent company of Paymobile Inc. an Ontario corporation.

Since Paymobile has not produced any meaningful income, the Company has determined that it may not be able to realize its investment in 2336414 and has therefore decided to set up a 100% impairment on the investment made as of December 31, 2014.

Allowance for deposit on acquisitions

For the year ended December 31, 2014 the Company recorded an allowance for deposit on acquisitions of $655,976 for the deposits made towards the purchase price for the acquisition of Streamlogue Holdings Ltd. a Maltese corporation which owns two licensed gaming subsidiaries, Streamlogue Services Ltd. a business-to-business entity and Streamlogue Operations Ltd. a business-to-consumer entity.

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the acquisition is not consummated. Therefore, the Company decided to set up a 100% allowance on the advances made as of December 31, 2014.

Net Loss

For the year ended December 31, 2014 the Company had a net loss of $2,171,234, or $0.11 per share (basic and diluted), as compared to a net loss of $16,655, or $0.001 per share (basic and diluted) for the year ended December 31, 2013. This increase during 2014 is primarily due to general and administrative expenses incurred for business development and the acquisition of Multigioco as well as allowances of $655,976 and $875,459 for the investment in Streamlogue Holdings Ltd. and 2336414 Ontario Inc., respectively.

Other Comprehensive Income

Our other comprehensive income consists of foreign currency translation adjustments related to the effect of foreign exchange on our operations.

The Company's reporting currency is the U.S. dollar while the functional currency of our subsidiary Multigioco is the Euro, the local currency in Italy. The financial statements of Multigioco are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

There was no foreign currency translation adjustment for the years ended December 31, 2013 and the Company recorded income of $39,880 for foreign currency translation adjustment for the year ended December 31, 2014.

Liquidity and Capital Resources for the years ended December 31, 2014 and December 31, 2013

Assets

At December 31, 2013 we had no assets compared to $422,276 of cash and cash equivalents and a total of $1,912,305 of current assets at December 31, 2014.

Liabilities

At December 31, 2013 we had $174,236 in current liabilities and no long term debt compared to current liabilities of $1,784,276 and long term liabilities of $52,912 at December 31, 2014. The increase was a result of liabilities associated with the acquisition of Multigioco operations during 2014.

Our cash flow requirement for the twelve-month period from January 2015 to December 2015 is estimated to be $1,000,000 based upon expenses incurred in 2014.

Empire Additional Working Capital

The Company had $422,276 in cash and cash equivalents at December 31, 2014 compared to $0 cash on December 31, 2013. As of December 31, 2014, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $7,272,182. We had $1,784,276 in current liabilities and $1,912,305 in current assets, as such we are left with a working capital surplus of $128,029.

The Company cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately $414,000 USD) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011 the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which term ends in May, 2015. The loan balance outstanding as of December 31, 2014 is $56,286.

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

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of a debentures on July 9, 2014 and December 17, 2014 and promissory notes on October 3, 2014 and December 9, 2014 as well as through the issuance of our common stock in exchange for $2,669,000 in cash on October 16, 2014.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2014 and 2013.

Cash Flows from Operating Activities

On August 15, 2014 our business changed as a result of the acquisition of Multigioco. Therefore the significant change in our cash flows is a result of our new business. Comparisons with cash flows from prior periods are generally not meaningful.

Cash flows from operating activities resulted in net cash used in operating activities of $610,434 for year ended December 31, 2014. Compared to $6,396 of cash used in operating activities for the same period ended December 31, 2013.

Cash Flows from Investing Activities

The net cash used in investing activities for the period ended December 31, 2014 was $2,213,439 compared to no net cash used in investing activities for the period ended December 31, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $3,253,229 compared to $6,396 in cash provided by financing activities for the year ended December 31, 2013.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 6, 7, 8, 9 and 14 of the Notes to the Consolidated Financial Statements for information related to debt obligations and Note 16 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

Related-Party Transactions

Included in current liabilities at December 31, 2014 and 2013 is $65,717 and $165,971 in advances from stockholders, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum. The Company recorded an imputed interest expense of $11,972 and $8,244 for the periods ending December 31, 2014 and December 31, 2013 respectively.

During the years ended December 31, 2014 and 2013 our major stockholder Gold Street Capital Corp. (Gold Street) advanced $423,090 and $6,396 to the Company respectively while Doriana Gianfelici advanced $598 during the year ended December 31, 2014. The amount due to Doriana Gianfelici at December 31, 2014 was $48,631 which included $48,033 assumed by the Company as a result of the acquisition of Multigioco.

There were no repayments to stockholders for the year ended December 31, 2013. During the year ended December 31, 2014, the Company repaid $214,825 in cash and issued 325,836 shares and 31,314 shares to Gold Street Capital Corp. and Braydon Capital Corp. respectively for repayment of advances. Those shares were valued at fair market value of $1.00/share.

The Company also issued 42,850 shares of common stock to David Ciavarella a relative of our CEO for accounting services rendered during the year ended December 31, 2014, which was valued at fair market value of $42,850.

Please see Note 9 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding related party transactions.

In addition to the Advances from and payments to stockholders, during the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco Srl the former shareholder of Multigioco. Multigioco billed New Gioco Srl, a related party, $256,251 for administrative services which is recorded as due from affiliates.

Please see Note 10 of the Notes to the Consolidated Financial Statements in
Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding due from affiliates.

Inflation

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

Foreign Exchange

Transactions involving the Company are generally denominated in U.S. dollars while the functional currency of our subsidiary is the Euro. Changes and fluctuations in the Foreign exchange rate between the Euro and the U.S. dollar will have an effect on our results of operations.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See
Note 3 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Critical accounting policies, which we discuss further below, are those which are both most important to the portrayal of our financial condition and results, and require management to make difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters which are inherently uncertain. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

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

As of December 31, 2014 and December 31, 2013, the earnings of the Company have yielded cumulative losses. The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense. To date, no penalties or interest has been accrued.

In Italy, tax years beginning 2009 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

Loss Contingencies

We may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements.

We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows.

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

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

Investment in Non-consolidated Entities

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company's investment in 2336414 Ontario Inc. and Banca Veneto were accounted for using the cost method of accounting. The Company monitors its investment for impairment at least annually and make appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

Recently Issued Accounting Pronouncements

See Note 3(v) - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Events Subsequent to the Balance Sheet Date

See Note 17 "Subsequent Events" of Notes to the Consolidated Financial
Statements.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Empire is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EMPIRE GLOBAL CORP.

                         CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2014 and 2013

                                    CONTENTS


  Report of Independent Registered Public Accounting Firm                    F-1
  Consolidated Balance Sheets                                         F-2 -  F-3
  Consolidated Statements of Comprehensive Loss                              F-4
  Consolidated Statements of Changes in Stockholders' Equity (Deficiency)    F-5
  Consolidated Statements of Cash Flows                               F-6 -  F-7
  Notes to Consolidated Financial Statements                          F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Global Corp
Toronto, Ontario, Canada


We have audited the accompanying consolidated balance sheets of Empire Global Corp and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying consolidated financial statements, the Company had operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
April 28, 2015

                               EMPIRE GLOBAL CORP.
                           Consolidated Balance Sheets


                                                                    December 31,
                                                            2014           2013
                                                    ------------   ------------

          ASSETS

Current Assets
  Cash and cash equivalents                          $   422,276   $          -
  Deposits on acquisitions                                62,698              -
  Gaming account receivable                              371,644              -
  Prepaid expenses                                       393,224              -
  Due from affiliates                                    256,251              -
  Investment in corporate bonds                          389,536              -
  Other current assets                                    16,676              -
                                                    ------------   ------------
Total Current Assets                                   1,912,305              -
                                                    ------------   ------------
Noncurrent Assets
  Property, plant and equipment                           17,995              -
  Intangible assets                                    1,982,434              -
  Goodwill                                               179,239              -
  Investment in non-consolidated entities                 40,594              -
                                                     -----------   ------------
Total Noncurrent Assets                                2,220,265              -
                                                    ------------   ------------

Total Assets                                         $ 4,132,570   $          -
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Line of credit - Bank                              $   194,139   $          -
  Accounts payable and accrued liabilities               377,561          8,265
  Gaming accounts balances                               352,605              -
  Taxes payable                                          121,531              -
  Bank loan payable                                       56,286              -
  Advances from stockholders                              65,717        165,971
  Debenture, net of discount                             141,346              -
  Derivative liability                                    15,397              -
  Promissory note payable                                436,796              -
  Other current liabilities                               22,898              -
                                                    ------------   ------------
Total Current Liabilities                              1,784,276        174,236

  Long term liabilities                                   52,912              -
                                                    ------------   ------------
Total Liabilities                                      1,837,188        174,236
                                                    ------------   ------------

Stockholders' Equity (Deficiency)
  Preferred Stock, $0.0001 par value, 20,000,000
   shares authorized, none issued and outstanding              -              -
Common Stock, $0.0001 par value, 80,000,000 shares
   authorized, 23,264,800 and 18,675,800 outstanding
   at December 31, 2014 and 2013 respectively              2,327          1,868
  Additional - paid in capital                         9,525,357      4,924,844
  Accumulated other comprehensive income                  39,880              -
  Accumulated deficit                                 (7,272,182)    (5,100,948)
                                                    ------------   ------------
Total Stockholders' Equity (Deficiency)                2,295,382       (174,236)
                                                    ------------   ------------

                                                     $ 4,132,570   $          -
                                                    ============   ============











































                 See notes to consolidated financial statements

                               EMPIRE GLOBAL CORP.
                   Consolidated Statements of Comprehensive Loss

                                                        Years ended December 31,
                                                            2014           2013
                                                        --------       --------

Revenue                                              $ 1,741,531            $ -

Costs and expenses
  Direct selling costs                                 1,448,653              -
  General and administrative expenses                    892,781          8,411
                                                        --------       --------
Total costs and expenses                               2,341,434          8,411
                                                        --------       --------

Loss from operation                                     (599,903)        (8,411)
                                                        --------       --------
Other expenses / (income)
  Interest income                                         (5,020)             -
  Changes in fair value of derivative liabilities         (1,233)             -
  Imputed interest on related party advances              11,972          8,244
  Interest expense                                        29,086              -
  Allowance for deposit on acquisition                   655,976              -
  Impairment on investment                               875,459              -
                                                        --------       --------
Total Other Expenses                                   1,566,240          8,244
                                                        --------       --------


Net (loss) before income tax                          (2,166,143)       (16,655)

Income tax                                                 5,091              -
                                                        --------       --------

Net loss                                              (2,171,234)       (16,655)

Other Comprehensive Income

Foreign currency translation adjustment                   39,880              -
                                                        --------       --------


Comprehensive loss                                  ($ 2,131,354)     ($ 16,655)
                                                     ===========       ========

Basic and fully diluted loss per common share          ($   0.11)      ($ 0.001)
                                                        ========       ========

Weighted average number of common shares outstanding
Basic and diluted                                     20,093,893     18,675,800
                                                      ==========     ==========






                 See notes to consolidated financial statements

                                                      EMPIRE GLOBAL CORP.
                             Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                              Accumulated
                                           Common            Additional             Other                                    Total
                                            Stock      Par      Paid-In     Comprehensive      Accumulated            Stockholders'
                                           Shares    Value      Capital            Income          Deficit      Equity (Deficiency)
                                      --------------------------------------------------------------------------------------------


Balance at December 31, 2012           18,675,800  $ 1,868  $ 4,916,600     $           -    ($  5,084,293)          ($    165,825)


Imputed interest on
  stockholder advances                                            8,244                 -                -                   8,244
Net loss                                                                                           (16,655)                (16,655)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2013           18,675,800    1,868    4,924,844                 -    (   5,100,948)           (    174,236)

Shares issued for acquisition,
  net of reacquired shares              1,020,000      102    1,019,898                 -                -               1,020,000
Shares issued for repayment of debt       357,150       36      357,114                 -                -                 357,150
Shares issued for services                542,850       54      542,796                 -                -                 542,850
Shares issued for cash                  2,669,000      267    2,668,733                 -                -               2,669,000
Imputed Interest on
  stockholder advances                                           11,972                 -                -                  11,972
Foreign currency
  translation adjustment                                              -            39,880               -                   39,880
Net loss                                                              -                 -       (2,171,234)             (2,171,234)

                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2014           23,264,800  $ 2,327  $ 9,525,357          $ 39,880     ($ 7,272,182)           $  2,295,382
                                      ============================================================================================






















                                         See notes to consolidated financial statements

                                                             F-5

                               EMPIRE GLOBAL CORP.
                      Consolidated Statements of Cash Flows

                                                        Years ended December 31,
                                                                2014       2013
                                                            --------   --------
Cash Flows from Operating Activities
  Net loss                                              ($ 2,171,234) ($ 16,655)

Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                              101,145          -
  Amortization of deferred costs                                 403          -
  Non-cash interest                                            7,975          -
  Imputed interest                                            11,972      8,244
  Changes in fair value of derivative liabilities             (1,233)         -
  Loss on disposal of intangible assets                       16,318          -
  Impairment of assets                                     1,531,435          -
  Stock issued for services                                  230,350          -

Changes in operating assets and liabilities:

  Prepaid expenses                                           (12,738)         -
  Accounts payable and accrued expenses                      (79,358)     2,015
  Gaming accounts receivable                                 (41,734)         -
  Gaming account liabilities                                   4,276          -
  Taxes payable                                               18,628          -
  Other current assets                                        (9,809)         -
  Due from affiliates                                       (266,536)         -
  Other current liabilities                                   28,209          -
  Long term liability                                         21,497          -
                                                           ---------  ---------
Net cash used in operating activities                       (610,434)    (6,396)
                                                           ---------  ---------

Cash Flows from Investing Activities

  Acquisition of property, plant and equipment                  (724)         -
  Cash acquired from acquisition                               4,635          -
  Investment in non-consolidated entities                   (875,459)         -
  Cash for acquisition                                      (620,700)         -
  Deposit on acquisitions                                   (721,191)         -
                                                           ---------  ---------
Net cash used in investing activities                     (2,213,439)         -
                                                           ---------  ---------

Cash Flows from Financing Activities

  Repayment of bank credit line                             (129,028)         -
  Repayment of bank loan                                     (71,902)         -
  Proceeds from debentures, net of repayment
    and direct financing cost                                139,500          -
  Proceeds from promissory notes                             436,796          -
  Proceeds from issuance of common stock                   2,669,000          -
  Advances from stockholders, net of repayment               208,863      6,396
                                                           ---------  ---------
Net cash provided by financing activities                  3,253,229      6,396
                                                           ---------  ---------

Effect of change in exchange rate                             (7,080)         -

Net increase in cash                                         422,276          -

Cash and cash equivalents - beginning of year                      -          -
                                                           ---------  ---------
Cash and cash equivalents - end of year                    $ 422,276  $       -
                                                           =========  =========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                   $  18,055  $       -
                                                           =========  =========
Income taxes                                               $       -  $       -
                                                           =========  =========


Supplemental cash flow disclosure for non-cash activities:

Common shares issued for prepaid legal services:         $   500,000   $      -
Common shares issued for acquisition of a subsidiary:    $ 2,000,000   $      -
Issuance of common shares for repayment of debt:         $   357,150   $      -


































                 See notes to consolidated financial statements

                           EMPIRE GLOBAL CORP.
                Notes to Consolidated Financial Statements

1 Nature of Business

Business

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

The Company, through its wholly owned subsidiary, Multigioco Srl ("Multigioco") provides online gaming services mainly consisting of online wagering as well as gaming in online web based betting shops situated throughout Italy.

Acquisition

On August 15, 2014 the Company acquired 100% of the outstanding common shares of Multigioco, an Italian corporation, in exchange for 2,000,000 restricted shares of Empire's common stock. For accounting purposes, the purchase was accounted for using the acquisition method of accounting.

Multigioco was formed on November 4, 2010 by the founder of New Gioco Srl, Beniamino Gianfelici and Doriana Gianfelici, the father-in-law and spouse respectively of our President Alessandro Marcelli, with New Gioco Srl holding a 66% interest and Doriana Gianfelici holding a 34% interest respectively, in Multigioco.

As a result of the acquisition, Multigioco became a wholly owned subsidiary of Empire. The financial statements of Multigioco was included in the consolidated financial statements starting from the date of acquisition, August 15, 2014. (See Note 4)

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce its operating expenses or be successful in maintaining a viable business.

3. Summary of Significant Accounting Policies

a)  Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

c)  Use of estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share based payment arrangements, determining the fair value of our common stock, the collectability of receivables and advances and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

d)  Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company has no cash equivalents as of December 31, 2014 and 2013.

The Company primarily places its cash with high-credit quality financial institutions, one of which is located in the United States which is insured by the Federal Deposit Insurance Corporation for up to $250,000 and another which is located in Italy and is insured by the Italian government.

e)  Gaming accounts receivable & allowance for doubtful accounts

The Company extends unsecured credit to its gaming client accounts in the ordinary course of business when a client applies credit to their gaming account by credit card or direct deposit either through one of our websites or at the cashier of a betting shop. The client may then place wagers or play games immediately on the credit applied.

Gaming accounts receivable represents gaming losses and deposits (credits) made by customers to their gaming accounts not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that no allowance for doubtful accounts is needed for the gaming accounts receivable balances as of December 31, 2014. The Company does not require collateral to support customer receivables.

f)  Gaming account balances

Gaming account balances represent customer gaming account balances that are held as credits (i.e. deposits on account, winnings, etc.) and have not as of yet been withdrawn by the customers or that customers want to keep on account for future betting. Customers can request payment from the Company at any time and the payment to customers can be made through bank wire, credit card, or actual cash disbursement from one of our locations. Gaming account credit balances are non-interest bearing.

g)  Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses.

Expenditures are capitalized only when they increase the future economic benefits embodied in an item of property, plant and equipment. All other expenditures are recognized as expenses in the statement of income as incurred.

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

         Office equipment        5 years
         Office furniture        8 1/3 years
         Signs and displays      5 years

h)  Intangible Assets

Intangible assets are amortized on a straight-line basis over their remaining useful life and consist of the following:

          Trademarks / names      14 years
          Websites                 5 years
          AAMS license             7 years
          Location contracts       7 years
          Customer relationships  15 years

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

i)  Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

We perform the allocation based on our knowledge of the market in which we operate, and our overall knowledge of the gaming industry.

j)  Long-Lived Assets

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

k)  Fair Value of Financial Instruments

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

l)  Investments in non-consolidated entities

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company's investment in 2336414 Ontario Inc. and Banca Veneto were accounted for using the cost method of accounting. The Company monitors its investment for impairment at least annually and make appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

m)  Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

n)  Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account and is included in accrued expenses and other current liabilities.

All lease agreements of the Company as leasees are accounted for as operating leases as of December 31, 2014 and 2013.

o)  Currency translation

Since the Company's subsidiary operates in the Italy, the subsidiary's functional currency is the Euro. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at year-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

p)  Revenue Recognition

Revenues from sports-betting; casino, cash and skill games; slots, lotteries, bingo and horse race wagers represent the gross pay-ins from customers less gaming taxes and payouts to customers in addition to commissions paid to us for scratch tickets and other lottery games. Revenues are recorded when the game is closed net of payouts and AAMS taxes from wagers by customers.

Multigioco's Net Gaming Revenues (also referred to as NGR) are derived by subtracting total winnings and AAMS taxes from total wagers. Revenue from online casino games is a fixed percentage of payout based on guidelines set out by the AAMS (generally 97%) and programmed by producers of the casino software. Multigioco determines fees based on industry standards for poker and fixed revenue by law with respect to bingo at 30%.

q)  Income Taxes

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

As of December 31, 2014 and December 31, 2013, the earnings of the Company have yielded cumulative losses. The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense. To date, no penalties or interest has been accrued.

In Italy, tax years beginning 2009 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

r)  Promotion, Marketing, and Advertising Costs

The costs of promotion, marketing, and advertising are charged to expense as incurred.

s)  Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As a result of the net loss in the year 2014, the calculation of diluted loss per common share does not include the dilutive effect to outstanding warrants.

t)  Comprehensive Income (Loss)

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

u)  Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

v)  Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4. Multigioco Srl Acquisition

On August 15, 2014, the Company completed its acquisition of Multigioco in which it acquired 100% of the outstanding common shares of Multigioco, an Italian corporation. Based on Share Purchase Agreement ("Agreement"), the Company will pay EUR 1,000,000 (approximately $1,336,600 USD using the exchange rate at the closing date) in consideration for 100% shares of Multigioco at closing. In Lieu of the cash consideration due at closing, the Company issued 2,000,000 restricted shares of Empire's common stock, which was valued at a fair market value of $1.00 per share. As stated in the Agreement, the shareholders of Multigioco have the option to give back those shares in exchange for the cash consideration no later than 90 days from the closing of this Agreement. On October 24, 2014, the Company paid EUR 490,000 (approximately $620,700 USD) to reacquire 49% (or 980,000 shares) of the shares issued to Multigioco shareholders. The cash paid for reacquiring those shares was treated as measurement period purchase price adjustment. The parties have informally agreed to extend the option indefinitely.

The acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Multigioco are included in the Consolidated Balance Sheet as of December 31, 2014 and the results of the Multigioco operations subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss.

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

                                                                 Useful life

   Current assets                                  $441,049
   Property, Plant and Equipment                     22,779
   Identifiable intangible assets
              Trademarks / names:     110,000                      14 years
                        Websites:      40,000                       5 years
                    AAMS license:     490,000                       7 years
              Location contracts:   1,000,000                       7 years
          Customer relationships:     440,000                      15 years
   Total identifiable intangible assets           2,080,000
   Liabilities assumed                           (1,554,743)
   Total identifiable assets less liabilities    $1,461,461
   Goodwill                                         179,239
                                                -----------
   Total purchase price                          $1,640,700

The unaudited pro forma combined historical results, as if Multigioco had been acquired at the beginning of 2013 are as follows:

                                                             For the year ended
                                                December 31,        December 31,
                                                       2014                2013
                                                   --------         -----------
  Revenue                                       $ 4,682,561         $ 4,653,520
  Costs and expenses                            ( 5,372,971)        ( 4,677,080)
  Other income (expenses)                       ( 1,558,489)             25,227
  Income tax                                         (8,609)             (3,440)
                                                   --------         -----------
  Net income (loss)                             ($2,257,508)        $    (1,773)
                                                   ========         ===========

5. Investment in corporate bond

The investment in the corporate bond represents bonds issued by the Veneto Banca Societa Cooperativa Per Azioni ("SCpA") an Italian bank bearing interest from
3 - 4.2% and maturing in November 2015.

6. Line of credit - bank

The Company obtained a line of credit from Banca Veneto in Italy for maximum amount of EUR 300,000 (approximately $414,000 USD) which was guaranteed by certain shareholders of the Company on December 3, 2013. The line of credit bears a fixed rate of interest at 5% per annum on the outstanding balance and has no minimum payment requirement or maturity date.

7. Bank loan payable

The amount represents a bank loan held with Banca Veneto which was guaranteed by certain shareholders of the Company. The loan amount of $634,260 originated in March 2011 with a 49 month repayment term ending in May 2015. The interest rate on the loan is 5.041% plus Euro Inter Bank Offered Rate ("EURIBOR").

8. Long term liabilities

The long term liabilities consist of the following:

                  TFR                        $49,930
                  Other                        2,982
                                             -------
                                             $52,912
                                             =======

The "TFR" represents the Italian "Trattamento di Fine Rapporto" which is a severance amount set up by Italian companies to be paid to employees on termination of employment.

9. Related party transactions and balances

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary Multigioco and New Gioco Srl which we recorded as due to affiliates (See Note 10).

During the years ended December 31, 2014 and 2013 our major stockholder Gold Street Capital Corp. (Gold Street) advanced $423,090 and $6,396 to the Company respectively while Doriana Gianfelici advanced $598 during the year ended December 31, 2014. The amount due to Doriana Gianfelici at December 31, 2014 was $48,631 which included $48,033 assumed by the Company as a result of the acquisition of Multigioco.

There were no repayments to stockholders for the year ended December 31, 2013. During the year ended December 31, 2014, the Company repaid $214,825 in cash and issued 325,836 shares and 31,314 shares to Gold Street Capital Corp. and Braydon Capital Corp. respectively for repayment of advances. Those shares were valued at fair market value of $1.00/share.

The Company also issued 42,850 shares of common stock to David Ciavarella a relative of our CEO for accounting services rendered during the year ended December 31, 2014, which was valued at fair market value of $42,850.

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

                                                 December 31,       December 31,
                                                        2014               2013
                                                    --------        -----------

   Braydon Capital Corp.                           $       -          $  31,314
   Gold Street Capital                                17,086            134,657
   Doriana Gianfelici                                 48,631                  -
                                                    --------          ---------
   Total advances from related parties:            $  65,717          $ 165,971
                                                   =========          =========

10. Due from affiliates

In addition to the Advances from and payments to stockholders, during the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco Srl the former shareholder of Multigioco. Multigioco billed New Gioco Srl, a related party, $256,251 for administrative services which is recorded as due from affiliates and a reduction of the administrative expenses.

New Gioco Srl is owned by Beniamino Gianfelici the father of Doriana Gianfelici the father-in-law and spouse respectively of our President Alessandro Marcelli.

Amounts due from affiliates are unsecured, interest free, and are generally payable on demand with no stated due date.

11. Investment in non-consolidated entities

Investments in non-consolidated entities consists of the following:

   2336414 Ontario Inc.                    $ 875,459
   Banca Veneto                               40,594
                                             -------
                                             916,053

   Less impairment                          (875,459)
                                           ---------
                                           $  40,594
                                           =========

On December 9, 2014, the Company invested CDN$1,000,000 (approximately
$875,459 USD) in a private placement of common shares of 2336414 Ontario Inc. ("2336414") representing 666,664 common shares or 2.3% of 2336414. 2336414 is an
Ontario corporation and the parent company of Paymobile Inc. a carrier-class, PCI compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll replacement and cheque replacement. The Company is in discussions to obtain a supplemental multi-currency payment processing system for our various clients and partners which may offer us unique, competitive, loyalty benefits in our markets.

The Company subscribed for 666,664 Units (CDN$1,000,000) (approximately $875,458 USD), with each Unit being comprised of one (1) common share in the capital of 2336414 and one-quarter (1/4) of one common share purchase warrant, which will require four quarter warrants to acquire one additional common share in the capital of 2336414, for CDN$2.25 within 18 months after the closing of the Offering, or such longer period of time as 2336414 may determine.

The Company paid CDN$1,000,000 (approximately $875,459 USD) in cash, and obtained a promissory note for CDN$500,000 (approximately $436,796 USD) from 2336414's subsidiary, Paymobile Inc, which bears interest at a rate of 1% per month on the outstanding balance to be paid in instalments as follows:

  - CDN$200,000 on December 31, 2014
  - CDN$150,000 on January 31, 2015
  - CDN$150,000 on February 28, 2015

As of December 31, 2014 no payment was made. As of the date of this filing, the final payment of CDN$150,000 remains due. The Company and 2336414 Ontario Inc. have informally agreed to extend the due date until April 30, 2015 unless further extend by mutual consent.

Since Paymobile has not produced any meaningful income, the Company has determined that it may not be able to realize its investment in 2336414 and has therefore decided to set up a 100% impairment on the investment made as of December 31, 2014. If the investment in 2336414 is unsuccessful, the Company may lose some or all of its investment in 2336414 Ontario Inc.

On December 31, 2014 the Company held $40,594 in shares of Banca Veneto SCpA. Banca Veneto is a private mutual enterprise organized under Italian banking laws.

We carry the value of the shares of Banca Veneto SCpA and 2336414 Ontario Inc. at cost less impairment. The Company accounts for investment in non-consolidated entities using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee. The shares of Banca Veneto and 2336414 Ontario Inc. do not have an active market.

12. Deposits on Acquisitions

Deposits on acquisitions includes the following:


   Acquisition of Rifa Srl.                   $  62,698
   Acquisition of Streamlogue Holdings Ltd.     655,976
                                              ---------
                                                718,674

   Less allowance for doubtful account         (655,976)
                                              ---------
                                              $  62,698
                                              =========

Multigioco made a payment of EUR 30,000 towards the purchase price of Rifa Srl. ("Rifa") plus EUR 21,506 in costs (a total of $62,698 USD).

Rifa was an inactive legal entity with no business operations or locations, it's only asset is a Monti license number 4583. In order to acquire the Monti license for our business development plan in Italy, in accordance with the AAMS regulations Multigioco was required to purchase the legal corporate entity "Rifa" which the Monti license was first granted to. This acquisition was closed and the effective date is January 1, 2015 (see Note 18).

On September 1, 2014 the Company entered into a Share Purchase Agreement (SPA) to acquire Streamlogue Holdings Ltd. ("Streamlogue"), a Maltese licensed gaming company. The purpose of seeking the acquisition of Streamlogue is to expand our gaming products and services outside of the Italian operations of our subsidiary Multigioco. Under the terms of the SPA, the company agreed to pay Euro 600,000 (approximately $759,698 USD) of outstanding debts of Streamlogue plus
Euro 350,000 (approximately $443,157 USD) in shares of the company payable on closing of the transaction. The Closing of the transaction is subject to full and satisfactory due diligence which includes an audit of the financial statements of Streamlogue. To date, the due diligence and audit of the financial statements have not been completed.

Streamlogue owns two operating subsidiaries licensed by the Lottery and Gaming Authority of Malta ("LGA"): Streamlogue Services Ltd, a Maltese corporation holding LGA license number LGA/CL4/922/2013, a Business to Business (B2B) company which provides a "Live Online Casino" platform to global online gaming operators situated in authorized countries and Streamlogue Operations Ltd, a Maltese corporation holding LGA license number LGA/CL1/922/2013 a Business to Consumer (B2C) company which provides the Live Online Casino gaming platform for direct end user patrons that can establish betting accounts directly with the company.

During the years covered by this report the company made advances of $655,976 towards the purchase price of Streamlogue. The deposits are credited to the purchase price of EUR 950,000 (approximately $1,202,855 USD).

If the transaction to acquire Streamlogue Holdings Ltd. is unsuccessful, the Company may lose some or all of the deposits credited towards the purpose price.

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company decided to set up a 100% allowance on the advances made as of December 31, 2014.

13. Revenues

The Company derives revenues from the wagers on sports-bets; casino and card games; slots and other gaming entertainment. The Company is subject to licensing requirements established by the AAMS in Italy. The following table sets forth the breakdown of gaming revenues for the period from August 16, 2014 to December 31, 2014:

                                                 December 31,
                                                        2014      %
                                                    --------   -------

Total Turnover                                   $ 30,454,640   100.00%
  Less: Winnings/payouts                           28,330,799    93.03%
                                                 ------------
Gross Gaming Revenues                               2,123,841     6.97%

  Less: AAMS Gaming Taxes                             382,310     1.26%
                                                 ------------
Net Gaming Revenues                              $  1,741,531     5.72%
                                                 ============

Turnover represents the total of bets processed for the period.

14. Debentures and Debenture Warrants

July 2014 Debentures

On July 9, 2014, the Company issued debentures to a group of accredited investors to purchase 14 unsecured Debenture Units for gross proceeds of $70,000. Each Debenture Unit is comprised of (i) a $5,000 debenture bearing interest at a rate of 24% per annum, maturing two (2) year from the date of issuance and (ii) 500 warrants which may be exercised at $1.00 per warrant to receive one common share prior to July 9, 2016.

On October 17, 2014, the Company repurchased $70,000 in aggregate principal amount of the July 2014 Debentures plus accrued interest of $4,741.

December 2014 Debentures

On December 17, 2014, the Company issued debentures to a group of accredited investors to purchase 30 unsecured Debenture Units for gross proceeds of $150,000. Each Debenture Unit is comprised of (i) a $5,000 debenture bearing interest at a rate of 24% per annum, maturing one (1) year from the date of issuance and (ii) 500 warrants which may be exercised at $1.50 per warrant to receive one common share prior to December 17, 2016.

For the year ended December 31, 2014, the Company recorded a total of $1,381 of accrued interest expense related to the Debentures and the amount is included as a component of accrued expenses. As of December 31, 2014, the amortized discount on the Debentures was $403.

The Company paid commissions of $3,500 and $10,500 for the July 2014 and the December 2014 debentures respectively. The commissions related to the December 2014 debentures were amortized over the life of the debenture.

Warrants to Purchase Common Stock

The Company has determined that the warrants issued in connection with the debentures on July 9, 2014 and December 17, 2014 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $6,397 and $9,000 for the June 2014 and December 2014 warrants respectively, using the following weighted average assumptions:

                         Common
Warrant        Exercise   Stock                     Dividend Interest Forfeiture
Date              Price   Price  Volatility   Term     Yield     Rate       Risk
                 per/sh  per/sh
-------------  --------  ------  ----------  -----  -------- -------- ----------
July 9, 2014      $1.00   $1.09        628%  2 yrs        0%    0.91%         0%

Dec. 17, 2014     $1.50   $0.60        548%  2 yrs        0%    0.91%         0%


The fair value of the warrants has been recorded as a debt discount which is to be amortized as interest expense over the life of the Debentures.

A summary of warrant transactions during the year ended December 31, 2014 is as follows:

                                              Weighted Average
                                   Warrant      Exercise Price
                                    Shares    Per Common Share
Outstanding at January 1, 2014           -             $     -
Issued                              22,000             $  1.34
Exercised                                -                   -
Expired                                  -                   -
Outstanding at December 31, 2014    22,000             $  1.34
Exercisable at December 31, 2014    22,000             $  1.34

As of December 31, 2014, the weighted average remaining contractual life for warrants outstanding and exercisable was 1.5 years and 2 years for the July 9, 2014 and the December 17, 2014 warrants respectively.

15. Shareholder's Equity

  (a) On August 15, 2014 the Company issued 2,000,000 shares of common stock for the acquisition of Multigioco. (See Note 4)

  (b) On October 3, 2014, the Company issued an aggregate of 900,000 restricted shares of our common stock which were valued at fair market value of $1.00 per share as follows:

      - 500,000 shares with a total value of $500,000 for legal advisory services to Beard Winter LLP which is being amortized over the service period of one year. As of December 31, 2014, $312,500 remained unamortized and is included in prepaid expenses.
      - 150,000 shares to David Ciavarella a relative of our CEO with a total value of $150,000 for accounting services related to the acquisition of Multigioco and repayment of advance from shareholders.
      - 250,000 shares for cancellation of $250,000 of debt recorded as advances from a shareholder, Gold Street Capital.

  (c) On October 16, 2014, Empire closed a subscription agreement with an accredited non-US investor for a total of 2,699,000 shares of common stock in a private placement (the "Private Placement"). The price to the investor in the Private Placement was US$1.00 per common share for gross proceeds to the Company of CDN$3,000,000 (US$2,669,000).

16. Commitments and contingencies

There are no legal actions, lawsuits or disputes related to Company as of the date of the financial statements.

17. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2014 and 2013.

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.

The Company's Italian subsidiary is governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.82%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective income tax is as follows:

                                                For the years ended December 31,
                                                            2014           2013
                                                       --------     -----------
U.S. statutory rate of 35%                           ($ 730,328)       ($ 5,829)
Tax rate difference between U.S and Italy (27.5%)       (42,317)              -
Change in valuation allowance                           777,736           5,829
                                                      ---------     -----------
Income tax expense                                    $   5,091       $       -
                                                      =========      ==========

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $7 million as of December 31, 2014. This NOL may be offset against future taxable income through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the year ended December 31, 2014 and 2013 because it has been fully offset by a valuation allowance.

NOL's incurred are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

Under Italian tax law the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, in the limit of 80% of taxable annual income (this restriction does not apply to the operating loss incurred in the first three years of the Company's activity, which are therefore available for 100% offsetting).

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2014 and 2013 are as follows:

                                                For the years ended December 31,
                                                            2014           2013
                                                       --------     -----------
Net operating loss carryforward                      $ 2,563,068    $ 1,785,332
Less valuation allowance                              (2,563,068)    (1,785,332)
                                                      ----------     ----------
Deferred Tax Asset                                   $         -    $         -
                                                      ==========     ==========

The provisions for income taxes are summarized as follows:

                                                For the years ended December 31,
                                                            2014           2013
                                                       --------     -----------
Current - foreign                                     $   5,091               -
Deferred                                                      -               -
                                                      ---------     -----------
Total                                                 $   5,091               -
                                                      =========      ==========

18. Subsequent Events

The Company has evaluated all events or transactions that occurred subsequent to December 31, 2014 through the date these consolidated financial statements were issued, and has disclosed as follows:

On January 1, 2015, the Company's wholly owned subsidiary, Multigioco acquired Rifa Srl and New Gioco Srl for EUR 50,000 (approximately $63,300 USD) and
EUR 450,000 (approximately 569,700), respectively.

Rifa was an inactive company with no business operations or locations, its only asset was the Monti license #4583 (those AAMS licenses first issued in 2000 cannot be transferred (except to an existing Monti license owner)). The Bersani and Monti licenses of New Gioco were acquired by Multigioco and Rifa respectively.

According to AAMS regulations Monti licenses must be acquired by through the transfer of the legal entity to which it was granted at issue.

In order to acquire the Monti license from Rifa, Multigioco was required under AAMS law to acquire the legal entity Rifa Srl. As a result, Multigioco retained Rifa as a wholly owned subsidiary and Rifa's Monti license #4583 was integrated under Multigioco.

New Gioco Srl. is an Italian gaming company formed by Beniamino Gianfelici the father of Doriana Gianfelici also the father-in-law of our President Alessandro Marcelli. Prior to the acquisition of Multigioco by Empire, New Gioco Srl held a 66% interest and Doriana Gianfelici held a 24% interest respectively in Multigioco.

As a result of the transactions, the AAMS Monti license from New Gioco was integrated under the Rifa subsidiary while the AAMS Bersani license from New Gioco was directly integrated under Multigioco.

As a result, Multigioco now has its original GAD (Gioco a Distanza) online license number 15133 as well as Punto Sportivo (Corner) license number 4070 with three (3) corners and Negozio Sportivo (Agency) license number 4583 with two (2) agencies. The Company has paid EUR 50,000 (approximately $63,308 USD) for the Rifa license and will pay EUR 450,000 (approximately $569,773 USD) for the New Gioco license by making 9 instalments of EUR 50,000 (approximately $63,308 USD) each until paid in full by December 31, 2015.

As of the date of this report, the Company paid EUR 50,000 (approximately $63,308 USD) towards the purchase price of New Gioco Srl.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our CEO and CFO concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the years covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors, executive officers and significant employees, their ages, positions held, and duration as such, as of the date of this report is as follows:

                                                              Date
Name                 Age                 Position    First Elected Term Expiry

Michele Ciavarella    52       Chairman, Director     June 6, 2011        None
                          Chief Executive Officer
                      Principal Financial Officer

Alessandro Marcelli   45                President    Feb. 23, 2015        None

Catalin Radu          45                 Director    Sept. 1, 2014        None
                                   Vice President    Feb. 23, 2015        None

Sanjeev Kumar         50                 Director    Sept. 1, 2014        None


Identity of Significant Employees

Our Chief Executive Officer, Michele Ciavarella provides a key managerial role and performs duties related our regulatory filing requirements and corporate oversight and compass.

Alessandro Marcelli is expected to perform a key role with the development of Empire's gaming business in Italy.

Both Mr. Ciavarella and Mr. Marcelli are expected to make a significant contribution to the business.

Family Relationships
Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici the founders of Multigioco. On February 23, 2015 the Company appointed Mr. Marcelli as our President.

Executive Resumes

Michele Ciavarella, B.Sc. - Chairman of the Board, CEO, COO, CFO

2011 - Present  Chairman of the Board, CEO, COO, CFO
2005 - 2011     Director of Operations, Empire Global Corp.
2004            President and CEO, Empire Global Corp (formerly Pender)
1990 - 2007     Independent Investment Advisor, Limited Market Dealer
1986 - 1990     Teacher - Cree School Board

Michele Ciavarella is 52 years old and has served in various roles and executive capacities since 2004 and was appointed as our Chairman and CEO in 2011.
Mr. Ciavarella graduated from Laurentian University with a Bachelor of Science degree in Liberal Sciences with studies in mining engineering. From 2002 to 2004, Mr. Ciavarella served as a senior executive, financial planner and life insurance underwriter with Dagmar Insurance Services and financial advisor with Manulife Financial.

Mr. Ciavarella has over 25 years of executive, c-level and senior board level experience along with practical and lean business process management skill.


Alessandro Marcelli serves as our President and brings 20 years of professional experience in the technology industry having a broad range of applicable cross border experience including a key role as Project Manager of Software with NATO working within the Turkish Army. He was employed with Vodafone Group PLC for 12 years as manager of the operational and maintenance center for central and south Italy operations.

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Since 2007, Mr. Marcelli has been the COO and Managing Director of Multigioco and has been instrumental in its growth, expanding the New Gioco/Multigioco brand to over EUR 77 Million in gross annual gaming turnover during his tenure.


Catalin Radu serves as our Vice President and is currently one of our directors and the Managing Director of the Delamore & Owl Group in Romania and the Balkans in charge of leading D&O's initiative in the local market. He graduated from Military Academy and became an officer in Romanian Army for several decades.

Mr. Radu was a leader in the online gaming industry between 2005 through 2011. He founded Royalcenter Ltd. a Maltese enterprise with a Class 3 LGA license in Malta offering an online poker platform known as "Dracula Poker". Mr. Radu was instrumental in procuring a team of specialists including experts in various programming fields, data base development, networking, graphics, fraud detection and financial transactions to create the software and online platform. The enterprise grew to over 100,000 registered users and in excess of 40,000 players and organized the first live poker tournament in Romania in cooperation with Platinum Casino. In addition, he owned a gaming magazine and a television program named "Royal Flush" as well as forming numerous synergies incorporating cooperative ventures with reputable gaming enterprises such as Bet365, Party Poker, SportingBet among others.

Mr. Radu also brings well over 10 years of experience in business development specifically in the online gaming space. He has dedicated himself to operational and management activities specifically in infrastructure development and internet business.

Sanjeev Kumar serves as a director and is a market-seasoned professional and the recipient of the "Southeast Asia Young Achiever's Award," Mr. Kumar oversees business activities in more than 30 countries in his role as the member of the board of directors' of Delamore & Owl Group. Acting as chief spokesman, Mr. Kumar additionally takes charge of the management and is a member of the credit committee of the group; he also provides state-of-the-art technical analysis. He holds dual Master's Degrees in Business Administration and International Commerce & Finance. Utilizing his expertise and experience,
Mr. Kumar has responsibilities which encompass assets, investments, training, research, emerging markets, high-risk ventures, and business development.
He is a Fellow of the British Association of Entrepreneurs, Institute of Management Specialists and Member of the Global Development Network, Global Knowledge and Economic Council, Management Centre Europe, European Economic Association among others. Mr. Kumar is also the recipient of numerous honors and awards including: the "Who's Who of Britain's Young Entrepreneurs"; "South East Asia Young Achiever of the Year Award"; "Nominated for the Business Leader of the Year Award".

He is proficient in English, Hindi, and has a workable knowledge of Russian and specializes in multiple disciplines including: Advisory & Consultancy, Restructuring and Re-Branding, Corporate Management, Investment, Structuring & Technical Analysis.

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

SUMMARY COMPENSATION TABLE

                                                                      Non-equity  Nonqualified
Name and                                     Stock     Option     Incentive Plan      Deferred     All Other         Total
principal                   Salary   Bonus   Award(s)   Award(s)    Compensation  Compensation  Compensation  Compensation
position              Year      ($)     ($)       ($)        ($)              ($)           ($)           ($)           ($)
-------------------   ----  ------  ------   -------   --------   --------------  ------------  ------------  ------------

Michele Ciavarella
CEO, CFO, Chairman    2014  90,000       0         0          0                0             0             0        90,000
                      2013       0       0         0          0                0             0             0             0


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

Item 12. Security ownership of certain beneficial owners and management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The tables below set forth, as of December 31, 2014 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 671 Westburne Dr., Concord, Ontario L4K 4Z1.

                Name and Address                                      Percent
Title of Class  of Beneficial Owner                       Amount     of Class
--------------  -----------------------------        -----------     --------
Common          Braydon Capital Corp.                  5,568,700        23.9%
                42 Wishing Well Crt.
                Kleinburg, Ontario

Common          Gold Street Capital Corp.             12,360,660        53.1%
                155 Mary Street, Zephyr House
                Georgetown, Grand Cayman

Common          Beniamino Gianfelici                    2,000,000         8.6%
                Roma, Via Mario Chiri 3

Common          Mississauga of the New Credit          2,669,000        11.5%
                First Nation
                2789 Mississauga Road RR#6
                Hagersville, Ontario

SECURITY OWNERSHIP OF MANAGEMENT

                Name and Address                                      Percent
Title of Class  of Beneficial Owner                       Amount     of Class
--------------  -----------------------------        -----------     --------
Common          Michele Ciavarella                             0           0%
                Chairman, CEO, COO, CFO
                671 Westburne Dr.
                Concord, Ontario, L4K 4Z1

Common          Alessandro Marcelli                    1,000,000         4.3%
                President
                Roma, Via Tuscolana, 72

Common          Catalin Radu                                   0           0%
                President
                Romania, Bulevardul Octavian 6
                Bucharest

Common          Total shares owned by officers         1,000,000         4.3%
                and directors of the Company
                as a group. All directors and
                executive officers (2 persons)


The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 23,264,800 shares of common stock outstanding as of December 31, 2014.

CHANGES IN CONTROL

None

Item 13. Certain relationships and related party transactions

In the last 2 years, there have been no transactions or proposed transactions in which Empire was or was to be a party where directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved.

Empire has no parent company and was not involved in any transactions or agreements with any promoters in the last five years.

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

During the years ended December 31, 2014 and 2013 our major stockholder Gold Street Capital Corp. (Gold Street) advanced $423,090 and $6,396 to the Company respectively while Doriana Gianfelici advanced $598 during the year ended

December 31, 2014. The amount due to Doriana Gianfelici at December 31, 2014 was $48,631 which included $48,033 assumed by the Company as a result of the acquisition of Multigioco.

There were no repayments to stockholders for the year ended December 31, 2013. During the year ended December 31, 2014, the Company repaid $214,825 in cash and issued 325,836 shares and 31,314 shares to Gold Street Capital Corp. and Braydon Capital Corp. respectively for repayment of advances. Those shares were valued at fair market value of $1.00/share.

The Company also issued 42,850 shares of common stock to David Ciavarella a relative of our CEO for accounting services rendered during the year ended December 31, 2014, which was valued at fair market value of $42,850.

Please see Note 9 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding related party transactions.

In addition to the Advances from and payments to stockholders, during the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco Srl the former shareholder of Multigioco. Multigioco billed New Gioco Srl, a related party, $267,256 for administrative services which is recorded as due from affiliates.

Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding due from affiliates.

Promoters and control persons

During the past fiscal year, Michele Ciavarella has been a promoter of Empire's business, however Mr. Ciavarella has not received anything of value from Empire or its subsidiaries nor is any person entitled to receive anything of value from Empire or its subsidiaries for services provided as a promoter of the business of Empire and its subsidiaries.

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

In applying this definition, our board of directors has determined that Sanjeev Kumar qualifies as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Empire did not maintain a separately designated compensation or nominating committee, however, the company has also adopted this definition for the independence of the members of its audit committee.

Item 14. Principal accountant fees and services

AUDIT FEES

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $7,000 and $35,000 to Paritz and Co., PA in connection to audits for the years ended December 31, 2013 and 2014 respectively.

AUDIT RELATED FEES

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2014 and 2013.

TAX FEES

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2014 and 2013 other than those previously disclosed.

ALL OTHER FEES

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2014 and 2013.

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

REPORTS ON FORM 8-K (SUBSEQUENT TO THE DATE OF THIS ANNUAL REPORT)

On January 1, 2015, the Company announced that our wholly owned subsidiary, Multigioco acquired the AAMS licenses of Rifa Srl and New Gioco Srl.

On February 23, 2015 the Company announced the appointment of Mr. Alessandro Marcelli to serve as President and Mr. Catalin Radu as Vice President which took effect immediately the same day.

On March 18, 2015, announced that it has engaged Dundee Capital Markets, a division of Dundee Securities Ltd. ("Dundee"), a Canadian investment dealer, to assist in the Company's evaluation and financing of acquisitions of licensed on-line and off-line gaming companies.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.


By:  /s/ Michele Ciavarella                                Date: April 29, 2015.
---------------------------
         Michele Ciavarella
         Chairman of the Board
         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                           Date

By:  /s/ Michele Ciavarella     Chief Executive Officer         April 29, 2015
---------------------------
         Michele Ciavarella