Form 10-Q
period 2015-03-31
EMPIRE GLOBAL CORP.
filed 2015-05-21
CIK 1080319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2015

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

There were 23,264,800 shares of Common Stock outstanding as of May 20, 2015.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2015, prepared by the company, immediately follow.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                            F-1 - F-22
Item 2.  Management's Discussion and Analysis or Plan of Operation            26
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           33
Item 4.  Controls and Procedures                                              33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    34
Item 1A. Risk Factors                                                         34
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          34
Item 3.  Defaults Upon Senior Securities                                      34
Item 4.  Submission of Matters to a Vote of Security Holders                  34
Item 5.  Other Information                                                    34
Item 6.  Exhibits                                                             35

SIGNATURES                                                                    35

PART I

ITEM 1. FINANCIAL STATEMENTS



                              EMPIRE GLOBAL CORP.


                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



CONTENTS


Consolidated Balance Sheets                                            F-1 - F-2

Consolidated Statements of Comprehensive Loss                                F-3

Consolidated Statements of Cash Flows                                  F-4 - F-5

Notes to Consolidated Financial Statements                            F-6 - F-22

                              EMPIRE GLOBAL CORP.
                         Consolidated Balance Sheets
                                  (Unaudited)

                                                        March 31,   December 31,
                                                            2015           2014
                                                    ------------   ------------

          ASSETS

Current Assets
  Cash and cash equivalents                          $  171,923         422,276
  Deposits on acquisitions                                    -          62,698
  Gaming account receivable                             369,967         371,644
  Prepaid expenses                                      239,227         393,224
  Due from affiliates                                         -         256,251
  Investment in corporate bonds                         346,560         389,536
  Other current assets                                  107,577          16,676
                                                    ------------   ------------
Total Current Assets                                  1,235,254       1,912,305
                                                    ------------   ------------
Noncurrent Assets
  Property, plant and equipment                          77,634          17,995
  Intangible assets                                   2,418,714       1,982,437
  Goodwill                                              260,318         179,239
  Investment in non-consolidated entities                36,115          40,594
                                                     -----------   ------------
Total Noncurrent Assets                               2,792,781       2,220,265
                                                    ------------   ------------

Total Assets                                          4,028,035     $ 4,132,570
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Line of credit - Bank                              $  232,462     $   194,139
  Accounts payable and accrued liabilities              411,458         377,561
  Gaming accounts balances                              305,282         352,605
  Taxes payable                                         143,631         121,531
  Bank loan payable                                      12,587          56,286
  Advances from stockholders                             98,434          65,717
  Liability in connection with acquisition              445,242               -
  Debenture, net of discount                            143,540         141,346
  Derivative liability                                   19,790          15,397
  Promissory note payable                               268,365         436,796
  Other current liabilities                               6,532          22,898
                                                    ------------   ------------
Total Current Liabilities                             2,087,323       1,784,276

  Long term liabilities                                  47,075          52,912
                                                    ------------   ------------
Total Liabilities                                     2,134,398       1,837,188
                                                    ------------   ------------

Stockholders' Equity
  Preferred Stock, $0.0001 par value, 20,000,000
   shares authorized, none issued and outstanding             -               -
Common Stock, $0.0001 par value, 80,000,000 shares
   authorized; 23,264,800 issued and outstanding
   at March 31, 2015 and December 31, 2014                2,327           2,327
  Additional - paid in capital                        9,526,340       9,525,357
  Accumulated other comprehensive income (loss)         (63,557)         39,880
  Accumulated deficit                                (7,571,473)     (7,272,182)
                                                    ------------   ------------
Total Stockholders' Equity                            1,893,637       2,295,382
                                                    ------------   ------------

                                                      4,028,035     $ 4,132,570
                                                    ============   ============












































               See notes to consolidated financial statements
                                     - F2 -

                              EMPIRE GLOBAL CORP.
                 Consolidated Statements of Comprehensive Loss
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                            2015           2014
                                                    ------------   ------------

Revenue                                             $  1,227,131    $         -

Costs and expenses
  Direct selling costs                                   869,971              -
  General and administrative expenses                    577,302         41,263
                                                    ------------   ------------
Total costs and expenses                               1,474,273         41,263
                                                    ------------   ------------

Loss from operations                                    (247,142)       (41,263)
                                                    ------------   ------------
Other expenses / (income)
  Interest income                                        (17,523)             -
  Changes in fair value of derivative liabilities          4,393              -
  Imputed interest on related party advances                 983          2,640
  Interest expense                                        23,344              -
  Allowance for deposit on acquisition                    40,952              -
                                                    ------------   ------------
Total Other Expenses                                      52,149         (2,640)


Net (loss) before income tax                            (299,291)       (43,903)

Income tax                                                     -              -
                                                    ------------   ------------

Net loss                                                (299,291)       (43,903)

Other Comprehensive Income
  Foreign currency translation adjustment                (63,557)              -
                                                    ------------   ------------

Comprehensive loss                                      (362,848)       (43,903)
                                                    ============   ============

Basic and fully diluted loss per common share              (0.02)         (0.00)
                                                    ============   ============

Weighted average number of common shares outstanding
Basic and diluted                                     21,225,427     18,675,800
                                                    ============   ============









               See notes to consolidated financial statements

                                     - F3 -

                              EMPIRE GLOBAL CORP.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                                2015       2014
                                                            --------   --------
Cash Flows from Operating Activities
  Net loss                                              $  (299,291) $  (43,903)

Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities
  Depreciation and amortization                              96,076           -
  Amortization of deferred costs                              2,589           -
  Non-cash interest (debenture discount)                      2,194           -
  Imputed interest                                              983       2,640
  Changes in fair value of derivative liabilities             4,393           -
  Impairment of assets                                       40,952           -
  Non-cash expenses paid in stock                           125,030           -

Changes in operating assets and liabilities:

  Prepaid expenses                                          147,748           -
  Accounts payable and accrued expenses                      58,741      (5,345)
  Gaming accounts receivable                                (39,325)          -
  Gaming account liabilities                                 (8,422)          -
  Taxes payable                                              34,734           -
  Other current assets                                      (90,759)          -
  Other current liabilities                                 (13,840)          -
  Deposits                                                        -     (50,000)
                                                           ---------  ---------
Net cash provided by (used in) operating activities          61,803     (96,608)
                                                           ---------  ---------

Cash Flows from Investing Activities

  Acquisition of property, plant and equipment               (1,704)          -
  Cash acquired on acquisition                               15,772           -
  Deposit on acquisition                                     55,781           -
  Cash paid for acquisition of assets                       (63,308)          -
                                                           ---------  ---------
Net cash provided by investing activities                     6,541           -
                                                           ---------  ---------

















                                     - F4 -

Cash Flows from Financing Activities

  Repayment of bank credit line                              59,741           -
  Repayment of bank loan                                    (37,489)          -
  Proceeds from promissory notes, net of repayment         (168,430)          -
  Advances from stockholders, net of repayment                    -      96,608
                                                           ---------   ---------
Net cash (used in) provided by financing activities        (146,178)     96,608
                                                           ---------   ---------

Effect of change in exchange rate                          (172,519)          -

Net decrease in cash                                       (250,353)          -

Cash and cash equivalents - beginning of period             422,276           -
                                                           ---------   ---------
Cash and cash equivalents - end of period                   171,923           -
                                                           =========   =========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                        396           -
                                                           =========  =========
Income taxes                                                      -           -
                                                           =========  =========
































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

The Company, through its wholly owned subsidiary, Multigioco Srl ("Multigioco") provides online gaming services mainly consisting of online and offline wagering as well as online web based betting shops situated throughout Italy.

Acquisition

On August 15, 2014 the Company acquired 100% of the outstanding common shares of Multigioco, an Italian corporation, in exchange for 2,000,000 restricted shares of Empire's common stock. As a result of the acquisition, Multigioco became a wholly owned subsidiary of Empire. For accounting purposes, the purchase was accounted for using the acquisition method of accounting.

Multigioco was formed on November 4, 2010 by the founder of New Gioco Srl, ("New Gioco") Beniamino Gianfelici and Doriana Gianfelici, the father-in-law and spouse respectively of our President Alessandro Marcelli, with New Gioco holding a 66% interest and Doriana Gianfelici holding a 34% interest respectively, in Multigioco.

On January 1, 2015 the Company acquired 100% of the outstanding common shares of Rifa Srl, ("Rifa") an Italian corporation making Rifa a wholly owned subsidiary. Rifa was an inactive gaming company with a Monti license and one (1) inactive Agency Concession right. Also on January 1, 2015, the Company acquired gaming assets from New Gioco which included a Bersani license and 3 Corner Concession rights as well as 1 Agency Concession right. Therefore, the Company now provides online gaming and wagering to its customers in 850 online web shops as well as 1 Agency and 3 Corner locations throughout Italy.

The financial statements of Multigioco and Rifa were included in the consolidated financial statements starting from the date of acquisition, August 15, 2014 and January 1, 2015 respectively. (See Note 4 and 5)

2. Going concern

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

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Therefore, for our next fiscal year, we anticipate that our cash flow from operations will improve. Nevertheless, the Company expects that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

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

d)  Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company has no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Gaming accounts receivable represents gaming losses and deposits (credits) made by customers to their gaming accounts not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that no allowance for doubtful accounts is needed for the gaming accounts receivable balances as of March 31, 2015. The Company does not require collateral to support customer receivables.

f)  Gaming account balances

Gaming account balances represent customer gaming account balances that are held as credits (i.e. deposits on account, winnings, etc.) and have not as of yet been withdrawn by the customers or that customers want to keep on account for future betting. Customers can request payment from the Company at any time and the payment to customers can be made through bank wire, credit card, or actual cash disbursement from any one of our locations. Gaming account credit balances are non-interest bearing.

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

         Office equipment        5 years
         Office furniture        8 1/3 years
         Signs and displays      5 years

h)  Intangible Assets

Intangible assets are amortized on a straight-line basis over their remaining useful life and consist of the following:

          Trademarks / names      14 years
          Websites                 5 years
          AAMS GAD license         7 years
          AAMS Bersani license   1.5 years
          AAMS Monti license     1.5 years
          Location contracts       7 years
          Customer relationships  15 years

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

All lease agreements of the Company as leasees are accounted for as operating leases as of March 31, 2015 and December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, the earnings of the Company have yielded cumulative losses. The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense. To date, no penalties or interest has been accrued.

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

4. Multigioco Srl Acquisition

On August 15, 2014, the Company completed its acquisition of Multigioco in which it acquired 100% of the outstanding common shares of Multigioco, an Italian corporation. Based on the Share Purchase Agreement ("Agreement"), the Company will pay EUR 1,000,000 (approximately $1,336,600 USD using the exchange rate at the closing date) in consideration for 100% shares of Multigioco at closing. In Lieu of the cash consideration due at closing, the Company issued 2,000,000 restricted shares of Empire's common stock, which was valued at a fair market value of $1.00 per share. As stated in the Agreement, the shareholders of Multigioco have the option to give back those shares in exchange for the cash consideration no later than 90 days from the closing of this Agreement. On October 24, 2014, the Company paid EUR 490,000 (approximately $620,700 USD) to reacquire 49% (or 980,000 shares) of the shares issued to Multigioco shareholders. The cash paid for reacquiring those shares was treated as measurement period purchase price adjustment. The parties have informally agreed to extend the option indefinitely.

The acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Multigioco are included in the Consolidated Balance Sheet and the results of the Multigioco operations subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss as of March 31, 2015 and December 31, 2014.

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

                                                                Useful life

   Current assets                                  $441,049
   Property, Plant and Equipment                     22,779
   Identifiable intangible assets
              Trademarks / names:     110,000                      14 years
                        Websites:      40,000                       5 years
                    AAMS license:     490,000                       7 years
              Location contracts:   1,000,000                       7 years
          Customer relationships:     440,000                      15 years
   Total identifiable intangible assets           2,080,000
   Liabilities assumed                           (1,554,743)
   Total identifiable assets less liabilities    $1,461,461
   Goodwill                                         179,239
                                                -----------
   Total purchase price                          $1,640,700

The unaudited pro forma combined historical results, as if Multigioco had been acquired at the beginning of 2013 are as follows:

                                                             For the year ended
                                                December 31,        December 31,
                                                       2014                2013
                                                   --------         -----------
  Revenue                                       $ 4,682,561         $ 4,653,520
  Costs and expenses                            ( 5,372,971)        ( 4,677,080)
  Other income (expenses)                       ( 1,558,489)             25,227
  Income tax                                         (8,609)             (3,440)
                                                   --------         -----------
  Net (loss)                                    ($2,257,508)        $    (1,773)
                                                 ==========         ===========


5.  Acquisition of Offline (Land-based) Gaming Assets

(a) Rifa Srl.

On January 1, 2015 the Company completed the acquisition of Rifa Srl ("Rifa") an inactive legal entity incorporated in Italy. Rifa's only asset is a "Monti license" and 1 inactive Diritti Negozio Sportivo (Agency) Concession right. The acquisition of Rifa enables the Company to operate Agency locations. During the year ended December 31, 2014 Multigioco paid EUR 30,000 (approximately
$36,300 USD) towards the purchase price of Rifa. The Company also advanced
EUR 21,506 (approximately $26,000 USD) for payments of debts or a total of EUR 51,506 (approximately $62,300 USD) towards the acquisition of Rifa which was classified as deposit on acquisitions at December 31, 2014.

(b) Gaming assets from New Gioco

Also on January 1, 2015, Multigioco purchased offline gaming assets from New Gioco which included a Bersani license along with 3 Diritti Punto Sportivo (Corner) rights to operate under Multigioco and Rifa purchased 1 Agency right at Via Mario Chiri, Roma from New Gioco to operate under Rifa's Monti license. Pursuant to the agreement Rifa assumed the lease on the premises at the Mario Chiri address. The purchase price paid to New Gioco also includes equipment and assets related to each of the Corner and Agency locations but the Company did not purchase the New Gioco Srl. corporate entity, its Monti license or its liabilities.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco an Italian citizen and 50% owned by Beniamino Gianfelici who along with his daughter, owned 100% of Multigioco prior to its acquisition by Empire.

The Company agreed to pay New Gioco EUR 650,649 (approximately $787,158 USD) which included EUR 450,000 (approximately $569,700 USD) payable in 9 cash instalments of EUR 50,000 (approximately $63,308 USD) each until paid in full and forgiveness of debt which was comprised of EUR 210,507 (approximately $256,261 USD) which was recorded as due from affiliates at December 31, 2014 less a credit of EUR 9,858 (approximately $12,000 USD) in consideration for a payment made by New Gioco towards the debt.

As of the date of this report, the Company has paid EUR 50,000 (approximately $63,308 USD) towards the cash purchase price of the assets from New Gioco and eliminated the Due from affiliates. For accounting purposes, the purchase was accounted for using the acquisition method of accounting. The operating results of this acquisition for the three months ended March 31, 2015 are included in the Corporation's consolidated results from the date of acquisition.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The Company conducted an internal assessment on the fair value of the tangible and intangible assets acquired. As a result, the Company determined that the total purchase price of the New Gioco assets acquired could be allocated equally to the Corner license and rights and the Agency rights. The initial amounts of the transaction resulted in goodwill (the excess of the purchase price over the fair value of net assets acquired) of EUR 66,608 (approximately $81,079 USD). The estimated purchase price allocation for the acquisition of the offline (land-based) gaming assets is preliminary and subject to revision as valuation work is still being conducted. The following represents the preliminary purchase price allocation:

                                                                 Useful life

 Property, Plant and Equipment
                 Furniture and fixtures:   42,606                8 1/3 years
                Lighting and electrical:    3,652                   10 years
   Servers, routers, computers, network:    6,087                    5 years
               Electronics, televisions:    4,261                    4 years
              Security and surveillance:    6,087                   10 years
 Total property, plant and equipment                $   62,693

 Identifiable intangible assets
                        Bersani license:   36,519                  1.5 years
                          Monti license:   36,519                  1.5 years
               Corner concession rights:   57,381                    5 years
               Agency concession rights:  226,327                    5 years
                 Customer relationships:  346,931                   15 years
 Total identifiable intangible assets               $  703,677

   Assets acquired (Rifa)                  20,598
   Liabilities assumed                    (39,493)
 Net                                                $  (18,895)

   Total identifiable assets less net liabilities   $  747,475

   Goodwill                                             81,079
                                                   -----------
   Total purchase price                             $  828,554

Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

6. Investment in corporate bond

The investment in the corporate bond represents bonds issued by the Veneto Banca Societa Cooperativa Per Azioni ("SCpA") an Italian bank bearing interest from
3 - 4.2% and maturing in November 2015.

7. Line of credit - bank

The Company obtained a line of credit from Banca Veneto in Italy for maximum amount of EUR 300,000 (approximately $414,000 USD) which was guaranteed by certain shareholders of the Company on December 3, 2013. The line of credit bears a fixed rate of interest at 5% per annum on the outstanding balance and has no minimum payment requirement or maturity date.

8. Bank loan payable

The amount represents a bank loan held with Banca Veneto which was guaranteed by certain shareholders of the Company. The loan amount of $634,260 originated in March 2011 with a 49 month repayment term ending in May 2015. The interest rate on the loan is 5.041% plus Euro Inter Bank Offered Rate ("EURIBOR").

9. Long term liabilities

The long term liabilities at March 31, 2015 consist of $47,075 of "TFR" which represents the Italian "Trattamento di Fine Rapporto" which is a severance amount set up by Italian companies to be paid to employees on termination of employment.

10. Related party transactions and balances

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary Multigioco and Rifa as well as Multigioco and New Gioco Srl which we recorded as due from affiliates (See Note 11).

During the three months ended March 31, 2015 and the year ended December 31, 2014 the major stockholder of Empire Global was Gold Street Capital Corp. ("Gold Street"). During the three months ended March 31, 2015 and the year ended December 31, 2014 Gold Street advanced $37,708 and $423,090 to the Company respectively while Doriana Gianfelici advanced $598 during the year ended December 31, 2014 and the Company repaid $4,992 during the three months ended March 31, 2015. The amount due to Doriana Gianfelici at March 31, 2015 was $43,640 which was assumed by the Company as a result of the acquisition of Multigioco.

During the year ended December 31, 2014, the Company repaid $214,825 in cash and issued 325,836 shares and 31,314 shares to Gold Street Capital Corp. and Braydon Capital Corp. respectively for repayment of advances. Those shares were valued at fair market value of $1.00 per share. For the three months ended March 31, 2015 the Company repaid $13,232 to Gold Street Capital Corp.

The Company also issued 42,850 shares of common stock to David Ciavarella a relative of our CEO for accounting services rendered during the year ended December 31, 2014, which was valued at fair market value of $42,850.

On February 13, 2015 the Company obtained a Promissory Note for $150,000 from Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 unless extended by mutual consent. As of the date of this filing, the full amount of the Promissory Note remains outstanding. The Company and Braydon Capital Corp. have informally agreed to extend the due date until June 15, 2015 unless further extend by mutual consent.

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

                                                    March 31,       December 31,
                                                        2015               2014
                                                    --------        -----------

   Gold Street Capital                             $  54,794          $  17,086
   Doriana Gianfelici                                 43,640             48,631
                                                    --------          ---------
   Total advances from related parties:            $  98,434          $  65,717
                                                   =========          =========

11. Due from affiliates

In addition to the Advances from and payments to stockholders, during the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco the former shareholder of Multigioco. Multigioco billed New Gioco, a related party, for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses.

On January 1, 2015 the Company acquired the Bersani license and Corner rights as well as 1 Agency right from New Gioco for a purchase price of EUR 650,649 (approximately $787,158 USD) which included a forgiveness of EUR 210,507 (approximately $256,261 USD) debt due for the administrative services.

12. Investment in non-consolidated entities

Investments in non-consolidated entities consists of the following:

   2336414 Ontario Inc.                    $ 875,459
   Banca Veneto                               36,115
                                             -------
                                             911,574

   Less impairment                          (875,459)
                                           ---------
                                           $  36,115
                                           =========

On December 9, 2014, the Company invested CDN$1,000,000 (approximately
$875,459 USD) in a private placement of common shares of 2336414 Ontario Inc. ("2336414") representing 666,664 common shares or 2.3% of 2336414. 2336414 is an
Ontario corporation and the parent company of Paymobile Inc. a carrier-class, PCI compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll replacement and cheque replacement. The Company is seeking to obtain a supplemental multi-currency payment processing system for our various clients and partners which may offer us unique, competitive, loyalty benefits in our markets.

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

The Company paid CDN$1,000,000 (approximately $875,459 USD) in cash, and obtained a promissory note for CDN$500,000 (approximately $436,796 USD) from 2336414's subsidiary, Paymobile Inc, which bears interest at a rate of 1% per month on the outstanding balance. As of the date of this filing, the final payment of CDN$150,000 which was due on February 28, 2015 remains due. The Company and 2336414 Ontario Inc. have informally agreed to extend the due date until June 30, 2015 unless further extend by mutual consent.

Since Paymobile has not produced any meaningful income, the Company has determined that it may not be able to realize its investment in 2336414 and has therefore decided to set up a 100% impairment on the investment made as of March 31, 2015. If the investment in 2336414 is unsuccessful, the Company may lose some or all of its investment in 2336414 Ontario Inc.

On March 31, 2015 the Company held $36,115 in shares of Banca Veneto SCpA. Banca Veneto is a private mutual enterprise organized under Italian banking laws.

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

13. Deposits on Acquisitions

Deposits on acquisitions includes the following:

   Acquisition of Streamlogue Holdings Ltd.   $ 696,929
                                              ---------
   Less allowance for doubtful account         (696,929)
                                              ---------
                                              $       0
                                              =========

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

Streamlogue owns two operating subsidiaries incorporated in Malta which are licensed by the Lottery and Gaming Authority of Malta ("LGA"): Streamlogue Services Ltd, a Business to Business (B2B) company which provides a "Live Online Casino" platform to global online gaming operators situated in authorized countries and Streamlogue Operations Ltd, a Business to Consumer (B2C) company which provides the Live Online Casino gaming platform for direct end user patrons that can establish betting accounts directly with the company.

As of December 31, 2014 the company made advances of $655,976 and $40,953 during the three months ended March 31, 2015 towards the purchase price of Streamlogue. The deposits are credited to the purchase price of EUR 950,000 (approximately $1,202,855 USD).

If the transaction to acquire Streamlogue Holdings Ltd. is unsuccessful, the

Company may lose some or all of the deposits credited towards the purpose price.

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company decided to set up a 100% allowance on the advances made as of March 31, 2015.

14. Revenues

The Company derives revenues from the wagers on sports-bets; casino and card games; slots and other gaming entertainment. The Company is subject to licensing requirements established by the AAMS in Italy. The following table sets forth the breakdown of gaming revenues for the three months ended March 31, 2015:

                                     March 31,               March 31,
                                         2015         %          2014         %
                                     --------                --------
Turnover
  Turnover web-based             $ 16,754,945            $ 22,669,470
  Turnover land-based                 634,810                       -
Total Turnover                   $ 17,389,755   100.00%  $ 22,669,470   100.00%
                                 ------------            ------------
Winnings/Payouts
  Winnings web-based               15,452,519              20,900,318
  Winnings land-based                 474,699                       -
Total Winnings/payouts             15,927,218    91.59%    20,900,318    92.23%
                                 ------------            ------------
Gross Gaming Revenues               1,462,537     8.41%     1,769,153     7.80%

  Less: AAMS Gaming Taxes             235,406     1.35%       287,850     1.27%
                                 ------------            ------------
Net Gaming Revenues              $  1,227,131     7.06%  $  1,481,302     6.53%
                                 ============            ============

Turnover represents the total of bets processed for the period.

15. Debentures and Debenture Warrants

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

The Company recorded a total of $1,381 and $10,159 of accrued interest related Debentures at December 31, 2014 and for the three months ended March 31, 2015 respectively, and the amount is included as a component of accrued expenses. As of March 31, 2015, the amortized discount on the Debenture was $6,386.

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

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $6,267 and $13,523 for the June 2014 and December
2014 warrants respectively, using the following weighted average assumptions:

                         Common
Warrant        Exercise   Stock                     Dividend Interest Forfeiture
Date              Price   Price  Volatility   Term     Yield     Rate       Risk
                 per/sh  per/sh
-------------  --------  ------  ----------  -----  -------- -------- ----------
July 9, 2014      $1.00  $0.895        460%  2 yrs        0%    0.91%         0%

Dec. 17, 2014     $1.50  $0.897        460%  2 yrs        0%    0.91%         0%


The fair value of the warrants has been recorded as a debt discount which is to be amortized as interest expense over the life of the Debentures.

A summary of warrant transactions during the three months ended March 31, 2015 is as follows:

                                              Weighted Average
                                   Warrant      Exercise Price
                                    Shares    Per Common Share
Outstanding at January 1, 2015           -             $     -
Issued                              22,000             $  1.34
Exercised                                -                   -
Expired                                  -                   -
Outstanding at March 31, 2015       22,000             $  1.34
Exercisable at March 31, 2015       22,000             $  1.34

As of March 31, 2015, the weighted average remaining contractual life for warrants outstanding and exercisable was 1.5 years and 1.75 years for the July 9, 2014 and the December 17, 2014 warrants respectively.

16. Shareholder's Equity

  (a) On August 15, 2014 the Company issued 2,000,000 shares of common stock for the acquisition of Multigioco. (See Note 4)

  (b) On October 3, 2014, the Company issued an aggregate of 900,000 restricted shares of our common stock which were valued at fair market value of $1.00 per share as follows:

      - 500,000 shares with a total value of $500,000 for legal advisory services to Beard Winter LLP which is being amortized over the service period of one year. As of March 31, 2015 and December 31, 2014, $187,500 and $312,500 respectively, remained unamortized and is included in prepaid expenses.
      - 150,000 shares to David Ciavarella a relative of our CEO with a total value of $150,000 for accounting services related to the acquisition of Multigioco and repayment of advance from shareholders.
      - 250,000 shares for cancellation of $250,000 of debt recorded as advances from a shareholder, Gold Street Capital.

  (c) On October 16, 2014, Empire closed a subscription agreement with an accredited non-US investor for a total of 2,699,000 shares of common stock in a private placement (the "Private Placement"). The price to the investor in the Private Placement was US$1.00 per common share for gross proceeds to the Company of CDN$3,000,000 (US$2,669,000).

17. Commitments and contingencies

There are no legal actions, lawsuits or disputes related to Company as of the date of the financial statements.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2015 and the year ended December 31, 2014.

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

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.82%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective income tax as of March 31, 2015 and December 31, 2014 are:

                                                       March 31,    December 31,
                                                           2015            2014
                                                       --------     -----------
U.S. statutory rate of 35%                            ($ 96,871)    ($  730,328)
Tax rate difference between U.S and Italy (27.5%)        (5,613)        (42,317)
Change in valuation allowance                           102,484         777,736
                                                      ---------     -----------
Income tax expense                                     $      -      $    5,091
                                                      =========      ==========

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $7 million as of March 31, 2015. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the three months ended March 31, 2015 and the year ended December 31, 2014 because it has been fully offset by a valuation allowance.

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

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of March 31, 2015 and December 31, 2014 are as follows:

                                                       March 31,    December 31,
                                                           2015            2014
                                                       --------     -----------
Net operating loss carryforward                        2,641,407      2,563,068
Less valuation allowance                              (2,641,407)    (2,563,068)
                                                      ----------     ----------
Deferred Tax Asset                                   $         -    $         -
                                                      ==========     ==========

The provisions for income taxes as of March 31, 2015 and December 31, 2014 are summarized as follows:

                                                       March 31,    December 31,
                                                           2015            2014
                                                       --------     -----------
Current - foreign                                     $                   5,091
Deferred                                                      -               -
                                                      ---------     -----------
Total                                                 $       -           5,091
                                                      =========      ==========

19. Subsequent Events

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

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2014 as well as the Company's form 8-K filed on August 19, 2014 reporting the acquisition of our wholly owned subsidiary, Multigioco. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

On January 1, 2015 we completed the acquisition of Rifa Srl ("Rifa") an inactive legal entity incorporated in Italy. Rifa's only asset is a "Monti license" number #4583 and 1 inactive Diritti Negozio Sportivo (Agency) Concession right. The acquisition of Rifa enables the Company to operate Agency locations.

According to AAMS regulations, unless the purchaser already holds a Monti License, Monti licenses must be acquired through the transfer of the legal entity to which was granted the license at issue. Therefore, in order to acquire the Monti license for our business development plan in Italy, Multigioco was required to purchase the legal corporate entity "Rifa" which owned the Monti license. As a result of the transaction, Multigioco acquired Rifa's Monti license and an inactive Agency right.

Also on January 1, 2015, Multigioco purchased offline gaming assets from New Gioco which included a Bersani license along with 3 Diritti Punto Sportivo (Corner) rights to operate under Multigioco and Rifa purchased 1 Agency right at Via Mario Chiri, Roma from New Gioco to operate under Rifa's Monti license. Pursuant to the agreement Rifa assumed the lease on the premises at the Mario Chiri address and also acquired the equipment assets within the agency.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco an

Italian citizen and 50% owned by Beniamino Gianfelici who along with his daughter, owned 100% of Multigioco prior to its acquisition by Empire.

Therefore, Multigioco now owns a GAD (Gioco a Distanza) online license #15133 with approximately 850 web-based shops (Punti di Commercializzazione), a Bersani license #4070 with three (3) Corner (Punto Sportivo) rights #8358; #8359; and #8360, as well as a Monti license #4583 with two (2) Agency (Negozio Sportivo) rights (1 active #37925 and 1 inactive #37924 which will remain idle until approved by AAMS.)

Our revenues are derived from Multigioco's operations offering a variety of lottery and casino gaming as well as sports betting through online and offline locations situated throughout Italy.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

Overall

As a result of the acquisition of Multigioco, our business operations have changed. Accordingly, comparisons with prior periods are generally not meaningful.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan. Our primary financial focus is on growing EBITDA through our new business venture, which we expect to continue to improve throughout 2015. EBITDA is primarily driven by increasing revenues by capturing a larger market share by acquiring new clients and gaming locations. We generate revenues by providing online gaming products and services in regulated countries.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

Compared to no revenue for the three months ended March 31, 2014, the Company had gross revenues of $1,227,131 for March 31, 2015. The revenues are comprised of Net Gaming Revenue derived from gaming operations as a result of the Acquisition of Multigioco's gaming business.

The following table represents a detailed breakdown of revenue from our gaming operations for the three months ended March 31, 2015:

                                     March 31,
                                         2015         %
                                     --------
Turnover
  Turnover web-based             $ 16,754,945
  Turnover land-based                 643,810
Total Turnover                   $ 17,389,755   100.00%
                                 ------------
Winnings/Payouts
  Winnings web-based               15,452,519
  Winnings land-based                 474,699
Total Winnings/payouts             15,927,218    91.59%
                                 ------------
Gross Gaming Revenues               1,462,537     8.41%

  Less: AAMS Gaming Taxes             235,406     1.35%
                                 ------------
Net Gaming Revenues              $  1,227,131     7.06%
                                 ============

General and Administrative Expenses

As compared to $41,263 incurred in three months ended March 31, 2014, our general and administrative expenses are $577,302 for the three months ended March 31, 2015 a result of the acquisition of Multigioco. The segmented general and administrative expenses were:

                    Empire operations:     $    211,119
                Multigioco operations:          179,506
                      Rifa operations:          117,251
                                           ------------
  Adjustment for depreciation of
      intangible assets of Multigioco:           69,426
                                           ============
  General and administrative expenses:     $    577,302

The Company's major costs included in general and administrative expenses were: cash and non-cash professional fees of $154,596, management fees of $30,000, amortization of intangible assets acquired of $63,628, travel, foreign currency translation differences and other miscellaneous expenses.

Direct Selling Expenses

As a result of our acquisition of the Multigioco gaming business we now incur direct selling costs which represent the fees we pay to our network service provider, AAMS license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. For the three months ended March 31, 2015 our direct selling costs were $896,971 compared to no direct selling costs for the same period ending on March 31, 2014. This change is attributed to the acquisition of the Multigioco gaming business.

Interest Expenses

The Company recorded an interest expense of $23,344 for the three months ended March 31, 2015 compared to no interest expense for the three months ended March 31, 2014. The increase in interest expense incurred was related to interest paid on debentures issued in July 2014 and the promissory note issued in October 2014 which were both paid off as well as the interest accrued on the debentures issued and promissory note issued in December 2014.

The Company recorded an imputed interest expense of $983 for the three months ended March 31, 2015 compared to $2,640 for three months ended March 31, 2014 respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated gain of $4,393 for the three months ended March 31, 2015. This was due to a higher value of the derivative liability at March 31, 2015. We had no change in derivative liability for the three months ended March 31, 2014 because we did not issue debentures or warrants.

Net Loss

For the three months ended March 31, 2015 the Company had a net loss of $299,291, or $0.017 per share (basic and diluted), as compared to a net loss of $43,903, or $0.001 per share (basic and diluted) for the three months ended March 31, 2014. This increase is primarily attributed to an increase in general and administrative expenses incurred for business development and the acquisition of Multigioco, Rifa as well as the gaming assets of New Gioco Srl.

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

The company experienced a foreign currency translation adjustments of $63,557 during the three months ended March 31, 2015 compared to no foreign currency translation adjustments during the three months ended March 31, 2014.

Liquidity and Capital Resources for the Three Months Ended March 31, 2015 and March 31, 2014.

Assets

At March 31, 2015 we had a total Assets of $4,028,035 in Assets compared to no Assets at March 31, 2014.

Liabilities

At March 31, 2015 we had $2,087,323 in current liabilities and $47,075 in long term debt. Compared to current liabilities of $265,499 and no long term liabilities at March 31, 2014. The increase was a result of liabilities associated with the acquisition of our gaming operations during 2015.

Empire Additional Working Capital

The Company had $171,923 in cash and cash equivalents at March 31, 2015 as compared to no cash and cash equivalents at March 31, 2014. As of March 31, 2015 we have not generated revenues to cover our expenses, and we have total accumulated deficit of $7,571,473.

We had $2,087,323 in current liabilities and $1,235,254 in current assets, as such we are left with a working capital deficit of $852,069.

The Company cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately $414,000 USD) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011 the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which term ends in May, 2015. The loan balance outstanding as of March 31, 2015 is $12,587.

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

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2015 and 2014.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $61,803 for the three months ended March 31, 2015. Compared to $96,608 of cash used in operating activities for the same period ended March 31, 2014.

Cash Flows from Investing Activities

The net cash provided by investing activities for the three months ended
March 31, 2015 was $6,541 compared to none for the same period ended March 31, 2014.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $146,178 compared to $96,608 in cash provided by financing activities for the same period ended March 31, 2014.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 7, 8, 9, 10 and 15 of the Notes to the Consolidated Financial Statements for information related to debt obligations and Note 17 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this form 10-Q.

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

Related-Party Transactions

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary Multigioco and Rifa as well as Multigioco and New Gioco Srl which we recorded as due from affiliates (See Note 11).

During the three months ended March 31, 2015 and the year ended December 31, 2014 the major stockholder of Empire Global was Gold Street Capital Corp. ("Gold Street"). During the three months ended March 31, 2015 and the year ended December 31, 2014 Gold Street advanced $41,562 and $423,090 to the Company respectively while Doriana Gianfelici advanced $598 during the year ended December 31, 2014 and the Company repaid $4,992 during the three months ended March 31, 2015. The amount due to Doriana Gianfelici at March 31, 2015 was $43,640 which was assumed by the Company as a result of the acquisition of Multigioco.

During the year ended December 31, 2014, the Company repaid $214,825 in cash and issued 325,836 shares and 31,314 shares to Gold Street and Braydon Capital Corp. respectively for repayment of advances. Those shares were valued at fair market value of $1.00 per share. For the three months ended March 31, 2015 the Company repaid $13,232 to Gold Street.

The Company also issued 42,850 shares of common stock to David Ciavarella a relative of our CEO for accounting services rendered during the year ended December 31, 2014, which was valued at fair market value of $42,850.

On February 13, 2015 the Company obtained a Promissory Note for $150,000 from Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 unless extended by mutual consent. As of the date of this filing, the full amount of the Promissory Note remains outstanding. The Company and Braydon Capital Corp. have informally agreed to extend the due date until June 15, 2015 unless further extend by mutual consent.

Please see Note 10 to the consolidated financial statements in Part I, Item 1 of this form 10-Q for additional information regarding related party transactions.

In addition to the Advances from and payments to stockholders, during the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco the former shareholder of Multigioco. Multigioco billed New Gioco, a related party, for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses.

On January 1, 2015 the Company acquired the Bersani license and Corner rights as well as 1 Agency right from New Gioco for a purchase price of EUR 650,649 (approximately $787,158 USD) which included a forgiveness of EUR 210,507 (approximately $256,261 USD) debt due for the administrative services.

Please see Note 11 of the Notes to the Consolidated Financial Statements in
Part I, Item 1 of this form 10-Q for additional information regarding due from affiliates.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company's annual report on form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the critical accounting policies.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2015, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission. This quarterly report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Item 6.  Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the form 10-Q are included in this quarterly report or incorporated by reference to Empire's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-50045.

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


EMPIRE GLOBAL CORP.


By:  /s/ Michele Ciavarella                             Date: May 20, 2015.
   -------------------------
         Michele Ciavarella
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer