Form 10-Q/A
period 2011-06-30
EMPIRE GLOBAL CORP.
filed 2015-07-02
CIK 1080319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

EMPIRE GLOBAL CORP.

(Exact name of registrant as specified in its charter)

_________________

Delaware	000-50045	33-0823179
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

648 Finch Ave. East, Suite 2

Toronto, Ontario, M2K 2E6
(Address of Principal Executive Offices) (Zip Code)

(647) 229-0136
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

There were 18,675,800 shares of Common Stock outstanding as of June 30, 2011.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Empire Global Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on March 9, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
31*	13a-14(a) Certification of CEO and CFO
32*	Section 1350 Certification of CEO and CFO
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended June 30, 2011, filed with the SEC on March 9, 2012.

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2015	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Chief Financial Officer

4