Form 10-K/A
period 2011-12-31
EMPIRE GLOBAL CORP.
filed 2015-07-07
CIK 1080319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

Amendment No. 1

_________________

 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑      No ☐

Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

There were 18,675,800 shares of Common Stock outstanding as of September 25, 2012.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2011, the last business day of the second fiscal quarter, was $186,758 based on the average closing bid and asked prices for the Common Stock of $0.01 per share.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Empire Global Corp.’s Quarterly Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on October 11, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

Item 15. Exhibits.

Exhibit Number	Description
14.1	Code of Ethics filed as an exhibit to Empire's form 10-KSB filed on April 17, 2006, and incorporated herein by reference.
31*	13a-14(a) Certification of CEO and CFO
32*	Section 1350 Certification of CEO and CFO
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* These exhibits were previously included in the Registrant’s Form 10-K for the Year ended December 31, 2011, filed with the SEC on October 11, 2012.

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2015	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Chief Financial Officer

5