Form 10-K/A
period 2012-12-31
EMPIRE GLOBAL CORP.
filed 2015-07-13
CIK 1080319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

Amendment No. 1

_________________

 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

There were 18,675,800 shares of Common Stock outstanding as of April 4, 2013.

The aggregate market value of the Registrant's common stock, $0.0001 par value, held by non-affiliates as of June 30, 2012, the last business day of the second fiscal quarter, was $186,758 based on the average closing bid and asked prices for the Common Stock of $0.01 per share.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Empire Global Corp.’s Quarterly Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

* These exhibits were previously included in the Registrant’s Form 10-K for the Year ended December 31, 2012, filed with the SEC on April 16, 2013.

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2015	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Chief Financial Officer

5