Form 10-Q
period 2015-06-30
EMPIRE GLOBAL CORP.
filed 2015-08-19
CIK 1080319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

There were 23,264,800 shares of Common Stock outstanding as of August 18, 2015.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2015 prepared by the company, immediately follow.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL CORP.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1

Consolidated Statements of Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4 - F-12

 EMPIRE GLOBAL CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$142,591	$422,276
Deposits on acquisitions	—	62,698
Gaming account receivable	424,397	371,644
Prepaid expenses	114,952	393,224
Due from affiliates	—	256,251
Investment in corporate bonds	224,460	389,536
Other current assets	179,228	16,676
Total Current Assets	1,085,628	1,912,305
Noncurrent Assets
Property, plant and equipment	92,413	17,995
Intangible assets	2,634,119	1,982,437
Goodwill	260,318	179,239
Investment in non-consolidated entities	37,426	40,594
Total Noncurrent Assets	3,024,276	2,220,265

Total Assets	$4,109,904	$4,132,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of credit - Bank	$95,483	$194,139
Accounts payable and accrued liabilities	511,292	377,561
Gaming accounts balances	260,675	352,605
Taxes payable	256,894	121,531
Bank loan payable	—	56,286
Advances from stockholders	133,012	65,717
Liability in connection with acquisition	422,811	—
Debenture, net of discount of $99,492 and $8,654	246,663	141,346
Derivative liability	69,997	15,397
Promissory note payable	270,855	436,796
Other current liabilities	3,991	22,898
Total Current Liabilities	2,271,673	1,784,276

Long term liabilities	46,033	52,912
Total Liabilities	2,317,706	1,837,188

Stockholders' Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 23,264,800 issued and outstanding at June 30, 2015 and December 31, 2014	2,327	2,327
Additional - paid in capital	9,560,267	9,525,357
Accumulated other comprehensive income	227,274	39,880
Accumulated deficit	(7,997,670)	(7,272,182)
Total Stockholders' Equity	1,792,198	2,295,382

Total Liabilities and Stockholders’ Equity	$4,109,904	$4,132,570

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$

Revenue	$966,644	$—	$2,193,775	$—

Costs and expenses
Selling costs	703,058	—	1,600,029	—
General and administrative expenses	585,936	24,060	1,163,238	65,323
Total costs and expenses	1,288,994	24,060	2,763,267	65,323

Loss from operations	(322,350)	(24,060)	(569,492)	(65,323)
Other expenses / (income)
Interest expense, net of interest income	26,652	—	32,473	—
Changes in fair value of derivative liabilities	(4,313)	—	80	—
Imputed interest on related party advances	963	3,530	1,946	6,170
Allowance for deposit on acquisition	54,000	—	94,952	—
Total Other Expenses	77,302	3,530	129,451	6,170

Loss before income tax	(399,652)	(27,590)	(698,943)	(71,493)

Income tax	26,545	—	26,545	—

Net loss	(426,197)	(27,590)	(725,488)	(71,493)

Other Comprehensive Income
Foreign currency translation adjustment	290,831	—	187,394	—

Comprehensive loss	(135,366)	(27,590)	(538,094)	(71,493)

Basic and fully diluted loss per common share	$(0.02)	$0.00	$(0.03)	$0.00
Weighted average number of common shares outstanding Basic and diluted	23,264,800	18,675,800	23,264,800	18,675,800

See notes to consolidated financial statements

 EMPIRE GLOBAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities	2015	2014
Net loss	$(725,488)	$(71,493)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	198,185	—
Amortization of deferred costs	6,681	—
Non-cash interest expense	6,646	—
Imputed interest on advances from stockholders	1,946	6,170
Changes in fair value of derivative liabilities	80	—
Impairment of assets	94,952	—
Amortization of expenses paid in stock	250,000	—

Changes in operating assets and liabilities:
Prepaid expenses	17,131	(25,000)
Accounts payable and accrued expenses	147,264	4,377
Gaming accounts receivable	(80,621)	—
Gaming account liabilities	(63,517)	—
Taxes payable	139,332	—
Other current assets	(159,552)	—
Other current liabilities	(16,882)	—
Net cash used in operating activities	(183, 843)	(85,946)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(20,929)	—
Cash acquired on acquisition	14,340	—
Deposit on proposed acquisition	(94,952)	(50,000)
Cash paid for acquisition of assets	(70,829)	—
Proceeds from matured corporate bond	132,804	—
Net cash used in investing activities	(39,566)	(50,000)

Cash Flows from Financing Activities
Repayment of bank credit line	(82,345)	—
Repayment of bank loan	(51,172)	—
Proceeds from debentures	75,474	—
Proceeds from promissory note	150,000	—
Proceeds from convertible note	100,000	—
Repayment of promissory note	(315,941)	—
Advances to affiliates	(596)	—
Advances from stockholders, net of repayment	71,084	136,212
Net cash (used in) provided by financing activities	(53,496)	136,212

Effect of change in exchange rate	(2,780)	—

Net increase (decrease) in cash	(279,685)	266

Cash and cash equivalents - beginning of period	422,276	—
Cash and cash equivalents - end of period	$142,591	$266

Supplemental disclosure of cash flow information:

Cash paid during the period for
Interest	$5,773	$—
Income taxes	$—	$—

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014 as included in our Annual Report on form 10-K.

Nature of Business

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

The Company, through its wholly owned subsidiary, Multigioco Srl ("Multigioco") which was acquired on August 15, 2014, and Rifa Srl (“Rifa”) which was acquired on January 1, 2015, provides web-based and land-based gaming services in Italy.

Acquisition

On January 1, 2015 the Company acquired 100% of the outstanding common shares of Rifa, an Italian corporation making Rifa a wholly owned subsidiary. Rifa was an inactive gaming company with a Monti license and one (1) inactive Agency Concession right. Also on January 1, 2015, the Company acquired gaming assets from New Gioco Srl. (“New Gioco”) which included a Bersani license and 3 Corner Concession rights as well as 1 Agency Concession right. Therefore, the Company now provides online gaming and wagering to its customers in 850 online web shops as well as 2 Agencies and 3 Corner land-based locations throughout Italy.

The financial statements of Rifa were included in the consolidated financial statements starting from the date of acquisition, January 1, 2015. (See Note 4)

2. Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had operating losses for the past two years and has a working capital deficit of $1,186,045 at June 30, 2015. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. The Company expects that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. There is no assurance that we will be successful in obtaining these financings.

3. Summary of Significant Accounting Policies

a) Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

b) Goodwill

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

c) Long-Lived Assets

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

d) Derivative Financial Instruments

he Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

e) Currency translation

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

f) Revenue Recognition

Revenues from sports-betting; casino, cash and skill games; slots, lotteries, bingo and horse race wagers represent the gross pay-ins (also referred to as Turnover) from customers less gaming taxes and payouts to customers. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Revenues are recorded when the game is closed. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As a result of the net loss in the three and six months ended June 30, 2015, the calculation of diluted loss per common share does not include the dilutive effect to outstanding warrants.

h) Business Combinations

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

i) Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4. Acquisition of Offline (Land-based) Gaming Assets

(a) Rifa Srl.

On January 1, 2015 the Company completed the acquisition of Rifa an inactive legal entity incorporated in Italy. Rifa's assets include a "Monti license" and 1 inactive Diritti Negozio Sportivo (Agency) Concession right that enables the Company to operate Agency locations. During the year ended December 31, 2014 Multigioco paid EUR 30,000 (approximately $36,300 USD) towards the purchase price of Rifa. The Company also advanced EUR 21,506 (approximately $26,000 USD) for payments of debts of Rifa or a total of EUR 51,506 (approximately $62,300 USD) towards the acquisition of Rifa which was classified as deposit on acquisitions at December 31, 2014.

(b) Gaming assets from New Gioco

Also on January 1, 2015, Multigioco purchased offline gaming assets from New Gioco which included a Bersani license along with 3 Diritti Punto Sportivo Corner) rights to operate under Multigioco and, Rifa purchased 1 Agency right from New Gioco to operate under Rifa’s Monti license. Pursuant to the agreement Rifa assumed the lease on the Agency premises. The purchase price paid to New Gioco also includes equipment and assets related to each of the Corner and Agency locations.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco an Italian citizen and 50% owned by Beniamino Gianfelici who along with his daughter, owned 100% of Multigioco prior to its acquisition by Empire.

The Company agreed to pay New Gioco EUR 650,649 (approximately $787,158 USD) which included EUR 450,000 (approximately $569,700 USD) payable in 9 cash instalments of EUR 50,000 (approximately $63,308 USD) each until paid in full and forgiveness of debt which was comprised of EUR 210,507 (approximately $256,251 USD) which was recorded as due from affiliates at December 31, 2014 less a credit of EUR 9,858 (approximately $11,000 USD) in consideration for a payment made by New Gioco towards the debt March 2015.

As of the date of this report, the Company has paid EUR 64,000(approximately $70,829 USD) towards the cash purchase price. The Company paid an additional EUR 80,000 (approximately $88,536 USD) subsequent to the period covered by this report.

For accounting purposes, the purchase was accounted for using the acquisition method of accounting. The assets and liabilities of Rifa are included in the Consolidated Balance Sheet since the acquisition date and the results of the operations subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2015.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The Company conducted an internal assessment on the fair value of the tangible and intangible assets acquired.

The following represents the preliminary purchase price allocation:

			Useful life

Property, Plant and Equipment
Furniture and fixtures:	42,606		8 1/3 years
Lighting and electrical:	3,652		10 years
Servers, routers, computers, network:	6,087		5 years
Electronics, televisions:	4,261		4 years
Security and surveillance:	6,087		10 years
Total property, plant and equipment		$62,693

Identifiable intangible assets
Bersani license:	36,519		1.5 years
Monti license:	36,519		1.5 years
Corner concession rights:	57,381		5 years
Agency concession rights:	226,327		5 years
Customer relationships:	346,931		15 years
Total identifiable intangible assets		$703,677

Assets acquired (Rifa)	20,598
Liabilities assumed	(39,493)
Net		$(18,895)

Total identifiable assets less net liabilities		$747,475

Goodwill		81,079
Total purchase price		$828,554

Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

5. Related party transactions and balances

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary and New Gioco Srl which we recorded as due from affiliates (See Note 6).

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30,	December 31,
	2015	2014

Gold Street Capital Corp.	$87,733	$17,086
Doriana Gianfelici	45,279	48,631
Total advances from related parties:	$133,012	$65,717

During the six months ended June 30, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Empire Global, advanced $136,471 to the Company and the Company repaid $65,387 to Gold Street.

On February 13, 2015 the Company obtained a Promissory Note for $150,000 from Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 unless extended by mutual consent. As of the date of this filing, the full amount of the Promissory Note remains outstanding. The Company and Braydon Capital Corp. have informally agreed to extend the due date indefinitely.

6. Due from affiliates

During the year ended December 31, 2014, Multigioco provided management, office space and utilities, business administration and services as well as customer care call center (the "administrative services") to New Gioco the former shareholder of Multigioco. Multigioco billed New Gioco, a related party, for EUR 210,507 for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses.

Pursuant to the acquisition on January 1, 2015 of the Bersani license and Corner rights as well as 1 Agency right from New Gioco the Company forgave EUR 210,507(approximately $256,251 USD) due from New Gioco for the administrative services, net of credit of EUR 9,858 (approximately $11,000 USD), see Note 4.

7. Deposits on Acquisitions

Deposits on acquisitions includes the following:

	June 30,	December 31,
	2015	2014

Acquisition of Rifa Srl.	$—	$62,698
Acquisition of Streamlogue Holdings Ltd.	750,929	655,976
	750,929	718,674
Less allowance for doubtful account	(750,929)	(655,976)
	$—	$62,698

During the three and six months ended June 30, 2015 the Company made advances of $54,000 and $94,953 respectively in addition to advances of $655,976 for the year ended December 31, 2014. The advances were credited to the purchase price for Streamlogue of EUR 950,000 (approximately $1,202,855 USD).

If the transaction to acquire Streamlogue Holdings Ltd. is unsuccessful, the Company may lose some or all of the deposits credited towards the purchase price.

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company set up a 100% allowance on the advances made as of June 30, 2015.

8. Revenues

The following table sets forth the breakdown of gaming revenues for the three and six months ended June 30, 2015:

	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2015	2015
Turnover
Turnover web-based	$31,249,690	$14,494,745
Turnover land-based	1,347,728	712,918
Total Turnover	$32,597,418	$15,207,663
Winnings/Payouts
Winnings web-based	28,903,766	13,451,247
Winnings land-based	1,010,883	536,184
Total Winnings/payouts	29,914,649	13,987,431
Gross Gaming Revenues	2,682,769	1,220,232

Less: AAMS Gaming Taxes	488,994	253,588
Net Gaming Revenues	$2,193,775	$966,644

Turnover represents the total of bets processed for the period.

9. Debentures and Convertible Note

April 2, 2015 Debentures

On April 2, 2015, the Company issued debentures to a group of accredited investors to purchase 5 unsecured Debenture Units for gross proceeds of $25,000 and 5 Debenture Units for gross proceeds of CDN$25,000 (approximately $18,400 USD). Each Debenture Unit is comprised of (i) a $5,000 and CDN $5,000 debenture respectively, bearing interest at a rate of 15% per annum, maturing one (1) year from the date of issuance and (ii) 500 warrants which may be exercised at the lower of (a) $1.25 and CDN$1.25 respectively and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company per warrant to receive one common share prior to April 2, 2017.

April 27, 2015 Debentures

On April 27, 2015, the Company issued debentures to a group of accredited investors to purchase 4 unsecured Debenture Units for gross proceeds of $20,000 and 4 unsecured Debenture Units for gross proceeds of CDN$20,000 (approximately $15,224 USD). Each Debenture Unit is comprised of (i) a $5,000 and CDN$5,000 debenture respectively, bearing interest at a rate of 15% per annum, maturing one (1) year from the date of issuance and ii) 500 warrants which may be exercised at the lower of (a) $1.25 and CDN$1.25 respectively and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company per warrant to receive one common share prior to April 27, 2017.

June 18, 2015 Convertible Promissory Note

On June 18, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest rate of 10% per annum to purchase a gross amount of $330,000 which include an Original Issue Discount (“OID”) of 10% to an accredited investor. On the Closing Date the Company received the initial cash purchase price of $115,000 which includes $10,000 OID and $5,000 for legal fees incurred by the Company as well as two Investor Notes of $100,000 each bearing interest of 8% per annum. The Note includes warrants equal to 50% of the total cash received by the Company which may be exercised at $1.00. However, in the event the market capitalization of the Company falls below $10,000,000, the warrant may be exercised at the lower of $1.00 and the market price as of any applicable date of conversion per warrant to receive one common share prior to June 18, 2018. The Company is not required to make payments against the Note for 180 days after issue.

The Company paid commissions of $3,135 and $2,546 for the April 2, 2015 and April 27, 2015 respectively. For the June 18, 2015 debenture the Company paid a commission of $14,000, which includes $8,000 in cash and accrued $6,000 to be paid in shares of common stock of Empire at a future date for June 18th debentures. The commissions related to the debentures and the Note were amortized over the life of the debentures and the Note.

Warrants issued in relation to the April 2, 2015, April 27, 2015, and June 18, 2015 debentures and Note are discussed in Note 10 below.

10. Warrants

The Company has determined that the warrants issued in connection with the debentures on April 2, 2015 and April 27, 2015 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

Warrants issued on June 18, 2015 in connection with a convertible promissory note are entitled to a price adjustment provision that allows the exercise price of the warrants to be the lower of $1.00 or the market price of Company’s common stock. The Company determined that the Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging “ASC Topic 815”. In determining whether the Warrants were eligible for a scope exception from ASC Topic 815, the Company considered the provisions of ASC Topic 815-40 (Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). The Company determined that the Warrants do not meet a scope exception because they are not deemed indexed to the Company’s own stock. Pursuant to ASC Topic 815, derivatives should be measured at fair value as of the inception date and re-measured at fair value as of each subsequent balance sheet date with changes in fair value recorded in earnings at each reporting period.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Debenture	Fair Value
2-Apr-15	$4,291
27-Apr-15	$4,264
18-Jun-15	$45,964

The following weighted average assumptions were used to calculate the fair value:

		Common
Warrant	Exercise	Stock			Dividend	Interest	Forfeiture
Date	Price	Price	Volatility	Term	Yield	Rate	Risk
	per/sh	per/sh
Apr. 2, 2015	$1.25	$0.90	392%	2 yrs	0%	0.91%	0%

Apr. 27, 2015	$1.25	$1.10	392%	2 yrs	0%	0.91%	0%

Jun. 18, 2015	$1.00	$0.80	392%	3 yrs	0%	0.91%	0%

The fair value of the warrants has been recorded as a debt discount which is to be amortized as interest expense over the life of the Debentures.

A summary of warrant transactions during the six months ended June 30, 2015 is as follows:

		Weighted Average	Weighted
	Warrant	Exercise Price	Average
	Shares	Per Common Share	Life

Outstanding at January 1, 2015	22,000	$1.34	1.17
Issued	66,200	$1.03	2.87
Exercised	—	—	—
Expired	—	—	—
Outstanding at June 30, 2015	88,200	$1.12	2.46
Exercisable at June 30, 2015	88,200	$1.12	2.46

The following assumptions were used to calculate the fair value of warrants at June 30, 2015:

Exercises price	$1 - $1.5
Common stock price per share	$0.80
Volatility	391.26%
Weighted average life	2.46 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

11. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended June 30, 2015.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	June 30,	June 30,
	2015	2014
U.S. statutory rate of 35%	$(270,324)	$25,023
Tax rate difference between U.S and Italy (27.5%)	(4,977)	—
Change in valuation allowance	286,100	-25,023
Permanent difference	15,746	—
Effective tax rate	$26,545	$—

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $8 million as of June 30, 2015. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the three and six months ended June 30, 2015 because it has been fully offset by a valuation allowance.

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

The provisions for income taxes are summarized as follows:

	June 30,	June 30,
	2015	2014
Current - foreign	$26,545	$—
Deferred	—	—
Total	$26,545	$—

12. Subsequent Events

The Company has evaluated subsequent events through the filing date of these financial statements on form 10-Q and has disclosed as follows:

On July 20, 2015, we entered into an investment agreement (the "Investment Agreement") with Tangiers Investment Group, LLC an accredited US investor. Pursuant to the Investment Agreement the Investor has agreed to invest up to $5,000,000 to purchase shares of our common stock to a maximum of 9.99% of the Company’s outstanding common shares.

Subject to the terms and conditions of the Investment Agreement we may, in our sole discretion, deliver a ‘Put Notice’ which entitles us to sell to the Investor one hundred percent (100%) of the average of the daily trading dollar volume (U.S. market only) of our Common Stock for the ten (10) consecutive trading days immediately prior to the date which the applicable Put Notice is delivered, so long as such amount does not exceed an accumulative amount per month of $150,000 unless prior approval of the Investor is obtained by the Company.

In connection with the Agreement, we also entered into a registration rights agreement dated July 20, 2015, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within thirty (30) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission no more than ninety (90) days after we have filed the Registration Statement.

Also, on July 9, 2015 we entered into an agreement with the Investor to issue a Convertible Promissory Note (the "Note") with a principal amount of $220,000 bearing interest at a rate of 10% per annum due 12 months after the issue date. The Note also includes an Original Issue Discount ("OID") of 10%.

The Note is convertible into shares of common stock of the Company at a price equal to the lower of $0.80 or 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date on which Investor elects to convert all or part of the Note.

On July 21, 2015, in consideration for the Note the Investor delivered cash consideration of $55,000 less an OID of $5,000 for net proceeds to the Company of $50,000. In addition, the Company paid $4,000 in commission to the placement agent related to the transaction.

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

On January 1, 2015 we completed the acquisition of Rifa and Multigioco purchased offline gaming assets from New Gioco which included a Bersani license along with 3 Diritti Punto Sportivo (Corner) rights to operate under Multigioco and Rifa purchased 1 Agency right from New Gioco to operate under Rifa's Monti license. Pursuant to the agreement Rifa assumed the lease on the premises and also acquired the equipment assets within the Agency. On June 1, 2015 the Company opened its second Agency location in Rome under Rifa.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco an Italian citizen and 50% owned by Beniamino Gianfelici who along with his daughter, owned 100% of Multigioco prior to its acquisition by Empire.

Therefore, Multigioco now owns a GAD (Gioco a Distanza) online license #15133 with approximately 850 web-based shops (Punti di Commercializzazione), a Bersani license #4070 with three (3) Corner (Punto Sportivo) rights #8358; #8359; and #8360, as well as a Monti license #4583 with two (2) Agency (Negozio Sportivo) rights #37925 and #37924.

Our revenues are derived from our subsidiaries Multigioco and Rifa. The product offering includes a variety of online and offline lottery and casino gaming as well as sports betting through locations situated throughout Italy.

COMPARISON OF THE THREE AND SIX MONTHS ENDED June 30, 2015 and 2014.

Overall Results of Operations

As a result of the acquisition of Multigioco, Rifa, and assets from New Gioco on August 15, 2014 and January 1, 2015 our business operations have changed. Accordingly, comparisons of our results of operations and cash flows with prior periods are generally not meaningful.

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

Revenues

We generate revenues by providing online and offline gaming products and services in Italy.

The company had no revenues for the three and six months ended June 30, 2014, compared to revenues of $966,644 and $2,193,775 for the three and six months ended June 30, 2015 respectively. The revenues are comprised of Net Gaming Revenues derived from gaming operations as a result of acquisitions of licensed gaming operators.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and six months ended June 30, 2015:

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2015	%	2015	%
Turnover
Turnover web-based	$31,249,690		$14,494,745
Turnover land-based	1,347,728		712,918
Total Turnover	$32,597,418	100.00%	$15,207,663	100.00%
Winnings/Payouts
Winnings web-based	28,903,766		13,451,247
Winnings land-based	1,010,883		536,184
Total Winnings/payouts	29,914,649	91.77%	13,987,431	91.98%
Gross Gaming Revenues	2,682,769	8.23%	1,220,232	8.02%

Less: AAMS Gaming Taxes	488,994	1.50%	253,588	1.67%
Net Gaming Revenues	$2,193,775	6.73%	$966,644	6.36%

Turnover represents the total of bets processed for the period.

General and Administrative Expenses

The company had incurred general and administrative expenses of $24,060 and $65,323 for the three and six months ended June 30, 2014 respectively, compared to general and administrative expenses of $585,936 and $1,163,238 for the three months six months ended June 30, 2015 respectively.

The Company's major general and administrative expenses for the six months ended June 30, 2015 were cash and non-cash professional fees of $381,002, salaries of $185,472, and management fees of $60,000. During the three months ended June 30, 2015 the company’s major general and administrative expenses were cash and non-cash professional fees of $181,112, salaries of $98,638, and management fees of $30,000.

Selling Costs

Our selling costs represent the fees we pay to our network service provider, AAMS license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

The company had no selling expenses for the three and six months ended June 30, 2014, compared to $703,058 and $1,600,029 selling expenses for the three and six months ended June 30, 2015 respectively.

Interest Expenses, net of interest income

The Company had no interest expense for the three and six months ended June 30, 2014, compared to interest expenses, net of interest income of $26,652 and $32,473 recorded for the three and six months ended June 30, 2015.

The increase in interest expense incurred is related to interest accrued on debentures issued in December 2014, April 2015, and the promissory notes issued in February and June 2015.

The Company had recorded an imputed interest expense of $3,530 and $6,170 for the three and six months ended June 30, 2014 respectively, compared to the imputed interest expense of $963 and $1,946 recorded for the three and six months ended June 30, 2015, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated a gain of $4,313 and a loss $80 for the three and six months ended June 30, 2015. This was due to a reduction in our stock price resulting in a lower value of the derivative liability at June 30, 2015. The Company had no derivative liabilities for the same periods ended June 30, 2014.

Net Loss

The company had a net loss of $27,590, or $0.00 per share (basic and diluted); and $71,493, or $0.00 per share (basic and diluted) for the three and six months ended June 30, 2014 respectively, compared to a net loss of $426,197, or $0.02 per share (basic and diluted); and $725,488, or $0.03 (basic and diluted) for the three and six months ended June 30, 2015 respectively.

The increase in Net Loss is primarily attributed to an increase in general and administrative expenses incurred for business development and the acquisition of Multigioco, Rifa as well as the gaming assets of New Gioco Srl and the opening of our new Agency during the period covered by this report. The company also made additional payments of $54,000 and $94,952 for the three and six months ended June 30, 2015 respectively pursuant to the agreement with Streamlogue which contributed to the Net Loss.

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

The company experienced a foreign currency translation adjustments of $290,831 and $187,394 during the three and six months ended June 30, 2015 compared to no foreign currency translation adjustments during the three and six months ended June 30, 2014.

Cash Flows from Operating Activities

The net cash used in operating activities for the period ended June 30, 2015 was $183,843 compared to $85,946 for the same period ended June 30, 2014.

Cash Flows from Investing Activities

The net cash used in investing activities for the period ended June 30, 2015 was $39,566 compared to $50,000 for the same period ended June 30, 2014.

Cash Flows from Financing Activities

Net cash used in financing activities for the period ended June 30, 2015 was $53,496 compared to $136,212 in net cash provided by financing activities for the same period ended June 30, 2014.

Liquidity and Capital Resources

Assets

At June 30, 2015 we had a total of $4,109,904 in Assets compared to $4,132,570 of assets at December 31, 2014.

Liabilities

At June 30, 2015 we had $2,271,673 in current liabilities and $46,033 in long term liabilities, compared to current liabilities of $1,784,276 and $52,912 of long term liabilities at December 31, 2014. The increase was a result of liabilities associated with acquisition of gaming operations during 2015.

Empire Additional Working Capital

The Company had $142,591 in cash and cash equivalents at June 30, 2015, compared to $422,276 cash and cash equivalents at December 31, 2014. As of June 30, 2015 we have not generated revenues to cover our expenses, and we have total accumulated deficit of $7,997,670.

We had $2,271,673 in current liabilities and $1,085,628 in current assets, as such we are left with a working capital deficit of $1,186,045.

The Company cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately $414,000 USD) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011 the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which was paid off in May, 2015.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. We are pursuing potential equity and/or debt investors and have from time to time engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. Any additional equity financing may result in substantial dilution to our stockholders.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of a debentures, convertible and promissory notes as well as through the issuance of our common stock.

We expect to continue to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 4, 5, 7, 9, and 10 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary and New Gioco which we recorded as due from affiliates.

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30,	December 31,
	2015	2014

Gold Street Capital Corp.	$87,733	$17,086
Doriana Gianfelici	45,279	48,631
Total advances from related parties:	$133,012	$65,717

During the six months ended June 30, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Empire Global, advanced $136,471 to the Company and the Company repaid $65,387 to Gold Street.

In addition to the Advances from, and payments to, stockholders during the year ended December 31, 2014 Multigioco billed New Gioco, a related party, for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses. On January 1, 2015 the Company acquired land-based gaming assets from New Gioco for a purchase price of EUR 650,649 (approximately $787,158 USD) which included a forgiveness of EUR 210,507 (approximately $256,251 USD) debt due for the administrative services. Pursuant to the agreement with New Gioco, the Company made payments of EUR 50,000 (approximately $55,335 USD) and EUR 14,000 (approximately $15,494 USD) during the three and six months ended June 30, 2015, respectively. In addition, subsequent to the period covered by this report, the Company paid EUR 80,000 (approximately $90,000 USD) to New Gioco towards the purchase price.

On February 13, 2015 the Company obtained a Promissory Note for $150,000 from Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 unless extended by mutual consent. As of the date of this filing, the full amount of the Promissory Note remains outstanding. The Company and Braydon Capital Corp. have informally agreed to extend the due date indefinitely.

Please see Note 4, Note 5, and Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this form 10-Q for additional information regarding related party transactions, the purchase of gaming assets, and amounts due from Affiliates related to New Gioco.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2015, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Exhibit Number	Description
31	13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2015	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Chief Financial Officer