Form 10-Q
period 2015-09-30
EMPIRE GLOBAL CORP.
filed 2015-11-16
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

There were 23,758,650 shares of Common Stock outstanding as of November 10, 2015.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL CORP.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1

Consolidated Statements of Comprehensive Income (Loss)	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4 - F-12

EMPIRE GLOBAL CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$143,196	$422,276
Deposits on acquisitions	—	62,698
Gaming account receivable	497,368	371,644
Prepaid expenses	183,142	393,224
Due from affiliates	—	256,251
Investment in corporate bonds	225,120	389,536
Other current assets	46,323	16,676
Total Current Assets	1,095,149	1,912,305
Noncurrent Assets
Property, plant and equipment	88,575	17,995
Intangible assets	2,499,072	1,982,437
Goodwill	260,318	179,239
Investment in non-consolidated entities	37,536	40,594
Total Noncurrent Assets	2,885,501	2,220,265

Total Assets	$3,980,650	$4,132,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of credit - Bank	$212,319	$194,139
Accounts payable and accrued liabilities	469,158	377,561
Gaming accounts balances	341,072	352,605
Taxes payable	293,391	121,531
Bank loan payable	—	56,286
Advances from stockholders	54,901	65,717
Liability in connection with acquisition	344,434	—
Debenture, net of discount of $106,976 and $8,654	294,179	141,346
Derivative liability	85,611	15,397
Promissory note payable	111,780	436,796
Other current liabilities	7,265	22,898
Total Current Liabilities	2,214,110	1,784,276

Long term liabilities	46,168	52,912
Total Liabilities	2,260,278	1,837,188

Stockholders' Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 23,758,650 and 23,264,800 issued and outstanding at September 30, 2015 and December 31, 2014	2,376	2,327
Additional - paid in capital	10,079,926	9,525,357
Accumulated other comprehensive income	102,865	39,880
Accumulated deficit	(8,464,795)	(7,272,182)
Total Stockholders' Equity	1,720,372	2,295,382

Total Liabilities and Stockholders’ Equity	$3,980,650	$4,132,570

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$1,095,343	$663,767	$3,289,118	$663,767

Costs and expenses
Selling costs	815,039	477,488	2,415,068	477,488
General and administrative expenses	643,424	171,312	1,806,662	236,635
Total costs and expenses	1,458,463	648,800	4,221,730	714,123

Income (Loss) from operations	(363,120)	14,967	(932,612)	(50,356)
Other expenses / (income)
Interest expense, net of interest income	49,782	10,944	82,255	10,944
Changes in fair value of derivative liabilities	15,614	(1,750)	15,694	(1,750)
Imputed interest on related party advances	1,752	4,064	3,698	10,234
Allowance for deposit on acquisition	—	—	94,952	—
Total Other Expenses	67,148	13,258	196,599	19,428

Loss before income tax	(430,268)	1,709	(1,129,211)	(69,784)

Income tax	36,857	5,607	63,402	5,607

Net loss	(467,125)	(3,898)	(1,192,613)	(75,391)

Other Comprehensive Income (expense)
Foreign currency translation adjustment	(124,409)	9,793	62,985	9,793

Comprehensive Income (loss)	$(591,534)	$5,895	$(1,129,628)	$(65,598)

Basic and fully diluted loss per common share	$(0.02)	$0.00	$(0.05)	$0.00
Weighted average number of common shares outstanding Basic	23,289,257	19,675,800	23,273,042	18,846,845
Weighted average number of common shares outstanding Diluted	23,289,257	19,682,115	23,273,042	18,846,845

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(1,192,613)	$(75,391)

Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	311,605	7,808
Amortization of deferred costs	14,362	—
Non-cash interest expense	26,162	1,592
Imputed interest on advances from stockholders	3,698	10,236
Changes in fair value of derivative liabilities	15,694	(1,750)
Non-cash commission and legal fees related to debenture	10,721	—
Impairment of assets	94,952	—
Amortization of expenses paid in stock	318,375	—

Changes in operating assets and liabilities:

Prepaid expenses	23,239	(7,869)
Accounts payable and accrued expenses	150,818	(40,158)
Gaming accounts receivable	(152,272)	9,255
Gaming account liabilities	14,887	35,406
Taxes payable	175,780	80,595
Other current assets	(28,880)	(10,370)
Other current liabilities	(13,777)	(13,137)
Other receivable	—	(10,073)
Net cash used in operating activities	(227,249)	(13,856)

Cash Flows from Investing Activities

Acquisition of property, plant and equipment	(22,458)	—
Cash acquired on acquisition	14,447	10,555
Deposit on proposed acquisition	(94,952)	(263,210)
Cash paid for acquisition of assets	(238,768)	—
Investment in subsidiary – Rifa	(33,450)	—
Proceed from matured corporate bond	133,800	—
Deposit on acquisition - Rifa	33,450	—
Net cash used in investing activities	(207,931)	(252,655)

Cash Flows from Financing Activities

Repayment of bank credit line	32,494	(100,571)
Repayment of bank loan	(51,555)	(28,494)
Proceeds from debentures	75,474	70,000
Proceeds from promissory note	150,000	—
Proceeds from convertible note, net of fees and discount	150,000	—
Repayment of promissory note	(325,016)	—
Advances from stockholders, net of repayment	142,826	336,306
Net cash provided by financing activities	174,223	277,241

Effect of change in exchange rate	(18,123)	(4,023)

Net increase (decrease) in cash	(279,080)	6,707

Cash and cash equivalents - beginning of period	422,276	—
Cash and cash equivalents - end of period	$143,196	$6,707

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$7,941	$10,944
Income taxes	$3,893	$5,607

Supplemental cash flow disclosure for non-cash activities:
Common shares issued for acquisition of a subsidiary:		2,000,000
Common shares issued to related parties for repayment of debt:	323,145
Common shares issued for repayment of debt:	22,516

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

The Company, through its wholly owned subsidiaries, Multigioco Srl ("Multigioco") which was acquired on August 15, 2014, and Rifa Srl (“Rifa”) which was acquired on January 1, 2015, provides web-based and land-based gaming services in Italy.

Acquisitions

On January 1, 2015 the Company acquired 100% of the outstanding common shares of Rifa, an Italian corporation, making Rifa a wholly owned subsidiary. Rifa was an inactive gaming company with a Monti license and one (1) Agency Concession right. Also on January 1, 2015, the Company acquired gaming assets from New Gioco Srl. (“New Gioco”) which included a Bersani license and 3 Corner Concession rights as well as 1 Agency Concession right.

The financial statements of Rifa were included in the consolidated financial statements starting from the date of acquisition, January 1, 2015. (See Note 4)

During the 3 months ended September 30, 2015 the Company purchased 4 additional Corner Concession rights (“Rights”) for Euro 20,000 (approximately $22,500 USD) each paid in cash. Each of the Rights allow the Company to open a Corner location under our Bersani license. Three of the Corner locations have been identified and are pending regulatory approval to open while the forth remains unassigned. In addition, the Company signed 2 Master Agent agreements to add up to 389 web shops under its wholly owned subsidiary Multigioco. The Company expects regulatory approval to be granted for all 4 of the new Corners and integration of the new web-shops to be completed by the end of 2015.

2. Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had operating losses for the past two years and has a working capital deficit of $1,118,961 at September 30, 2015. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. The Company expects that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. There is no assurance that we will be successful in obtaining financing and if such financing would be available, at terms which are acceptable to us.

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

e) Currency translation

Since the Company's subsidiary operates in Italy, the subsidiary's functional currency is the Euro. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at year-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As a result of the net loss in the three and nine months ended September 30, 2015, the calculation of diluted loss per common share does not include the dilutive effect to outstanding warrants.

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

4. Acquisition of Offline (Land-based) Gaming Assets

(a) Rifa Srl.

On January 1, 2015 the Company completed the acquisition of Rifa, an inactive legal entity incorporated in Italy. Rifa's assets include a "Monti license" and 1 Diritti Negozio Sportivo (“Agency”) Concession right that enables the Company to operate Agency locations. During the year ended December 31, 2014 Multigioco paid EUR 51,506 (approximately $62,300 USD) towards the acquisition of Rifa, which was classified as deposit on acquisitions at December 31, 2014. The Company paid EUR 30,000 (approximately $36,300 USD) towards the purchase price of Rifa and also advanced EUR 21,506 (approximately $26,000 USD) for payments of debts of Rifa.

(b) Gaming assets from New Gioco Srl. (“New Gioco”)

Also on January 1, 2015, Multigioco purchased offline gaming assets from New Gioco, which included a Bersani license along with 3 Diritti Punto Sportivo (“Corner”) rights to operate under Multigioco, and Rifa purchased 1 Agency right from New Gioco to operate under Rifa’s Monti license. Pursuant to the agreement Rifa assumed the lease on the New Gioco Agency premises. The purchase price paid to New Gioco also includes equipment and assets related to each of the Corner and Agency locations.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco an Italian citizen and 50% owned by Beniamino Gianfelici, who along with his daughter owned 100% of Multigioco prior to its acquisition by Empire.

The Company agreed to pay New Gioco EUR 650,649 (approximately $787,158 USD) which included EUR 450,000 (approximately $569,700 USD) payable in 9 cash instalments of EUR 50,000 (approximately $63,308 USD) each until paid in full and forgiveness of debt which comprised of EUR 210,507 (approximately $256,251 USD) which was recorded as due from affiliates at December 31, 2014. As of the date of this report, the Company has paid EUR 144,000 (approximately $160,560 USD) towards the cash purchase price.

For accounting purposes, the purchase was accounted for using the acquisition method of accounting. The assets and liabilities of Rifa are included in the Consolidated Balance Sheet from the acquisition date and the results of the operation subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2015.

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

5. Related party transactions and balances

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary and New Gioco which we recorded as due from affiliates (See Note 6).

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30,	December 31,
	2015	2014

Gold Street Capital Corp.	$57	$17,086
Doriana Gianfelici	54,844	48,631
Total advances from stockholders	$54,901	$65,717

During the nine months ended September 30, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Empire Global, 198,447 to the Company of which $65,404 has been repaid in cash. On September 30, 2015 the Company issued 144,300 shares to Gold Street Capital Corp to pay $150,129 of the debt at the market price of $1.04 per share. Also, Doriana Gianfelici advanced $9,432 and $9,783 during the three and nine months September 30, 2015, respectively. The amount due to Doriana Gianfelici at September 30, 2015 is non-interest bearing and due on demand.

On January 1, 2015 the Company acquired land-based gaming assets from New Gioco for a purchase price of EUR 650,649 (approximately $787,158 USD) which included a forgiveness of EUR 210,507 (approximately $256,251 USD) debt due for the administrative services. Pursuant to the agreement with New Gioco, the Company made payments of EUR 80,000 (approximately $88,960 USD) and EUR 144,000 (approximately $160,560 USD) during the three and nine months ended September 30, 2015, respectively.

On February 13, 2015 the Company issued a Promissory Note for $150,000 to Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 which was extended by mutual consent. On September 30, 2015 the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to pay the debt, including principal and accrued interest of $173,016, in full.

6. Due from Affiliates

In addition to the Advances from, and payments to, stockholders during the year ended December 31, 2014 Multigioco provided management, office space and utilities, business administration and services, as well as customer care call center (the "administrative services") to New Gioco, the former shareholder of Multigioco. Multigioco billed New Gioco, a related party, for EUR 210,507 for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses.

As a result of the acquisition on January 1, 2015 of the Bersani license and Corner rights, as well as 1 Agency right from New Gioco, the Company forgave EUR 210,507 (approximately $256,251 USD) due from New Gioco for the administrative services, net of credit of EUR 9,858 (approximately $11,000 USD), see Note 4.

7. Deposits on Acquisitions

Deposits on acquisitions includes the following:

	September 30,	December 31,
	2015	2014
Acquisition of Rifa Srl.	$—	$62,698
Acquisition of Streamlogue Holdings Ltd.	750,929	655,976
	750,929	718,674
Less allowance for doubtful account	(750,929)	(655,976)
	$—	$62,698

The Company made no advances during the three months ended September 30, 2015 towards the acquisition of Streamlogue and advanced $94,953 during the nine months ended September 30, 2015. During the year ended December 31, 2014 the Company advanced $655,976 to Streamlogue. The advances were credited to the purchase price for Streamlogue of EUR 950,000 (approximately $1,202,855 USD).

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company set up a 100% allowance on the advances made as of September 30, 2015.

8. Revenues

The following table sets forth the breakdown of gaming revenues for the three and nine months ended September 30, 2015:

	Nine Months	Three Months	Three and Nine
	Ended	Ended	Months Ended
	September 30,	September 30,	September 30,
	2015	2015	2014
Turnover
Turnover web-based	$46,765,451	$16,476,300	$9,491,209
Turnover land-based	3,364,792	1,056,523	—
Total Turnover	50,130,243	17,532,823	9,491,209
Winnings/Payouts
Winnings web-based	43,490,311	15,374,398	8,709,516
Winnings land-based	2,602,896	804,158	—
Total Winnings/payouts	46,093,207	16,178,556	8,709,516
Gross Gaming Revenues	4,037,036	1,354,267	781,693

Less: AAMS Gaming Taxes	747,918	258,924	117,926
Net Gaming Revenues	$3,289,118	$1,095,343	$663,797

Turnover represents the total of bets processed for the period.

9. Other Equity Transactions

On September 15, 2015, the Company entered into a non-exclusive one year advisory agreement with Merriman Capital Inc. pursuant to which Merriman agreed to act as a capital markets advisor and placement agent to the Company. As consideration for these services, Merriman was paid a one-time retainer fee of 150,000 shares of the Company’s common stock. In addition to the retainer fee, Merriman will receive performance-based compensation for services related to (1) completion of financing, and (2) if the Company qualifies for and completes an up-listing to any of the national markets designated as the NYSE, NYSE/AMEX, or NASDAQ. This amount is being amortized over one year term of this agreement. The unamortized balance of $135,125 is included in prepaid expenses on the accompanied balance sheet.

On September 30, 2015, the Company issued 21,650 shares at the market price of $1.04 per share to pay $22,500 of accounts payable to CorCapital Inc. in full.

Please see Note 5 and Note 10 of this form 10-Q for additional common share transactions in the repayment of debt.

10. Debentures and Convertible Note

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

June 18, 2015 Convertible Promissory Note

On June 18, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest rate of 10% per annum to purchase a gross amount of $330,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. On the Closing Date the Company received the initial cash purchase price of $115,000 which includes $10,000 OID and $5,000 for legal fees incurred by the Company as well as two Investor Notes of $100,000 each bearing interest of 8% per annum. The Note includes warrants equal to 50% of the total cash received by the Company which may be exercised at $1.00. However, in the event the market capitalization of the Company falls below $10,000,000, the warrant may be exercised at the lower of $1.00 and the market price as of any applicable date of conversion per warrant to receive one common share prior to June 18, 2018. The Company is not required to make payments against the Note and may pre-pay the Note for 180 days after issue.

July 9, 2015 Convertible Promissory Note

On July 9, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest of 10% per annum to purchase a gross amount of $220,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. The Note is convertible to shares of common stock of the Company at a price equal to the lower of $0.80 or 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the Investor elects to convert all or part of the Note. On July 21, 2015, the Closing Date, the Company received an initial consideration of $55,000 which includes $5,000 OID. As of September 30, 2015, the Company has yet to issue the remaining authorized value of the Note. The Company is not required to make payments against the Note and may pre-pay the Note for 180 days after issue.

The Company paid commissions of $3,135 and $2,546, for the April 2 and April 27, 2015 debentures, respectively and $8,000 and $4,000 for the June 18 and July 9, 2015 Notes, respectively. The Company also paid commissions of 7,500 shares of common stock at a price of $0.80 per share or $6,000 and 4,000 shares of common stock at a price of $0.75 per share or $3,000 related to the June 18 and July 9, 2015 Notes, respectively. The commissions related to the debentures and the Notes were amortized over the life of the debentures and the Notes.

Warrants issued in relation to the April 2, 2015, April 27, 2015, and June 18, 2015 debentures and Note are discussed in Note 11 below.

11. Warrants

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

The fair value of the warrants on the date of issuance as calculated using the

Black-Scholes model was:

Debenture	Fair Value
April 2, 2015	$4,291
April 27, 2015	$4,264
June 18, 2015	$45,964

The following assumptions were used to calculate the fair value:

		Common
Warrant	Exercise	Stock			Dividend	Interest	Forfeiture
Date	Price	Price	Volatility	Term	Yield	Rate	Risk
	per/sh	per/sh
April 2, 2015	$1.25	$0.90	392%	2 yrs	0%	0.91%	0%

April 27, 2015	$1.25	$1.10	392%	2 yrs	0%	0.91%	0%

June 18, 2015	$1.00	$0.80	392%	3 yrs	0%	0.91%	0%

The fair value of the warrants has been recorded as a debt discount which is to be amortized as interest expense over the life of the Debentures.

A summary of warrant transactions during the nine months ended September 30, 2015 is as follows:

		Weighted Average	Weighted
	Warrant	Exercise Price	Average
	Shares	Per Common Share	Life

Outstanding at January 1, 2015	22,000	$1.34	1.17
Issued	66,200	$1.03	2.55
Exercised	—	—	—
Expired	—	—	—
Outstanding at September 30, 2015	88,200	$1.11	2.21
Exercisable at September 30, 2015	88,200	$1.11	2.21

The following assumptions were used to calculate the fair value of warrants at September 30, 2015:

Exercises price	$1 - $1.5
Common stock price per share	$1.04
Volatility	270.31%
Weighted average life	2.21 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

12. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and nine months ended September 30,2015.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	September 30,	September 30,
	2015	2014
U.S. statutory rate of 35%	$(395,224)	$(1,811,719)
Tax rate difference between U.S and Italy (27.5%)	30,487	(17,331)
Change in valuation allowance	396,229	1,834,657
Permanent difference	31,910	—
Effective tax rate	$63,402	$5,607

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $8.4 million as of September 30, 2015. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the three and nine months ended September 30, 2015 because it has been fully offset by a valuation allowance.

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

The provisions for income taxes are summarized as follows:

	September 30,	September 30,
	2015	2014
Current - foreign	$63,402	$5,607
Deferred	—	—
Total	$63,402	$5,607

13. Subsequent Events

The Company has evaluated subsequent events through the filing date of these financial statements on form 10-Q and has disclosed as follows:

On October 29, 2015, the Company obtained, through its wholly owned subsidiary Multigioco Srl., a bank loan of EUR 500,000 at an interest rate of 5% per annum with monthly payments of approximately EUR 9,426 for a term of 5 years from Banca Veneto ScPA. The loan is fully open for repayment without penalty and is guaranteed by certain shareholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Empire Global Corp. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim unaudited consolidated financial statements and related notes on this form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on form 10-K for the fiscal year ended December 31, 2014 as well as the Company's form 8-K filed on August 19, 2014 reporting the acquisition of our wholly owned subsidiary, Multigioco. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

On January 1, 2015 we completed the acquisition of Rifa and Multigioco purchased offline gaming assets from New Gioco, which included a Bersani license along with 3 Diritti Punto Sportivo (Corner) rights to operate under Multigioco and Rifa purchased 1 Agency right from New Gioco to operate under Rifa's Monti license. Pursuant to the agreement Rifa assumed the lease on the premises and also acquired the equipment assets within the Agency. On June 1, 2015 the Company opened its second Agency location in Rome under Rifa.

New Gioco is an Italian gaming company which is 50% owned by Laura Tabacco, an Italian citizen and 50% owned by Beniamino Gianfelici who, along with his daughter, owned 100% of Multigioco prior to its acquisition by Empire.

During the period covered by this report the Company purchased 4 additional Corner rights, therefore, Multigioco now owns a GAD (Gioco a Distanza) online license #15133 with approximately 900 web-based shops (Punti di Commercializzazione), a Bersani license #4070 with seven (7) Corner (Punto Sportivo) rights, as well as a Monti license #4583 with two (2) Agency (Negozio Sportivo) rights.

Our revenues are derived from our subsidiaries Multigioco and Rifa. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014.

Overall Results of Operations

As a result of the acquisition of Multigioco, Rifa, and assets from New Gioco on August 15, 2014 and January 1, 2015 our business operations have changed. Accordingly, comparisons of our results of operations and cash flows with prior periods are generally not meaningful.

The Company has incurred substantial costs related to the acquisition of our new businesses and is subject to risks inherent in the establishment of a new business venture, including limited capital resources, possible delays in the decision and implementation of a new business plan. Our primary focus is on growing EBITDA through our new business venture, which we expect to continue to improve over the next 12 months. EBITDA is primarily driven by increasing revenues by capturing a larger market share by acquiring new clients and gaming locations.

Revenues

The Company generated revenues of $1,095,343 and $3,289,118 for the three and nine months ended September 30, 2015 respectively, compared to $663,767 in revenues for the three and nine months ended September 30, 2014. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products and services in Italy.

The increase in revenues in the three months ended September 30, 2015 over the same period ended September 30, 2014 is attributed to the acquisition the land-based operations of Rifa Srl on January 1, 2015. The Company also added 3 corners on July 29, 2015 and 1 corner on September 10, 2015 as well as the addition of approximately 50 new web-shop locations in September 2015. In addition, revenue for the period ended September 30, 2014 represented a partial period from August 15, 2014, the date of the acquisition of Multigioco’s operations.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and nine months ended September 30, 2015:

	Nine Months	Three Months	Three and Nine
	Ended	Ended	Months Ended
	September 30,	September 30,	September 30,
	2015	2015	2014
Turnover
Turnover web-based	$46,765,451	$16,476,300	$9,491,209
Turnover land-based	3,364,792	1,056,523	—
Total Turnover	50,130,243	17,532,823	9,491,209
Winnings/Payouts
Winnings web-based	43,490,311	15,374,398	8,709,516
Winnings land-based	2,602,896	804,158	—
Total Winnings/payouts	46,093,207	16,178,556	8,709,516
Gross Gaming Revenues	4,037,036	1,354,267	781,693

Less: AAMS Gaming Taxes	747,918	258,924	117,926
Net Gaming Revenues	$3,289,118	$1,095,343	$663,767

Turnover represents the total of bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $643,424 and $1,806,662 for the three months and nine months ended September 30, 2015 respectively, compared to general and administrative expenses of $171,312 and $236,635 for the three and nine months ended September 30, 2014 respectively.

The Company's major general and administrative expenses for the nine months ended September 30, 2015 were salaries of $299,553, cash and non-cash professional fees of $530,928, and management fees of $90,000. Included in general and administrative expenses during the nine months ended September 30, 2015 were deposits towards the acquisition of Streamlogue of $94,953, which the Company set up a 100% allowance. While salaries of $95,333, cash and non-cash professional fees of $147,627, and management fees of $30,000 represented the Company’s major general and administrative expenses during the three months ended September 30, 2015.

Selling Costs

Selling costs represent the AAMS license fees, the fees we pay to our network service providers which are comprised of monthly service fees plus a variable percentage of gaming turnover based on the gaming product, and commissions for field agents and promoters which are calculated as a variable percentage of turnover based on the gaming product, all of which are essentially considered ongoing marketing costs.

During the three months ended September 30, 2015 customer winnings increased to 92.3% of turnover therefore skewing direct selling costs higher by 2.4% from 72% to 74.4% of revenue over the same period ended September 30, 2014. The company incurred selling expenses of $815,039 and $2,415,068 for the three and nine months September 30, 2015 respectively, compared to $477,488 in selling expenses for the three and nine months ended September 30, 2014, respectively. The year over year change in direct selling costs is also related to the partial period reported from August 15, 2014 the date of the acquisition of Multigioco to September 30, 2014.

Interest Expenses, net of interest income

The Company had incurred interest expenses, net of interest income of $49,782 and $82,255 recorded for the three and nine months ended September 30, 2015 respectively, compared to $10,944 in interest expense, net of interest income for the three and nine months ended September 30, 2014, respectively.

The increase in interest expense incurred is related to interest accrued on debentures issued in December 2014, April 2015, July 2015, the promissory note issued in February and convertible notes issued in June and July 2015.

The Company had recorded an imputed interest expense of $1,752 and $3,698 for the three and nine months ended September 30, 2015, respectively, compared to the imputed interest expense of $4,064 and $10,234 for the three and nine months ended September 30, 2014, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a loss of $15,614 and $15,694 for the three and nine months ended September 30, 2015, respectively, compared to a gain of $1,750 for the three and nine months ended September 30, 2014, respectively.

Net Loss

The company had a net loss of $467,125, or $0.02 per share (basic and diluted); and $1,192,613, or $0.05 (basic and diluted) for the three and nine months ended September 30, 2015 respectively, compared to a net loss of $3,898, or $0.00 per share (basic and diluted); and $75,391, or $0.00 per share (basic and diluted) for the three and nine months ended September 30, 2014 respectively.

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

The company experienced a foreign currency translation adjustment expense of $124,408 and income of $62,985 during for the three and nine months ended September 30, 2015 respectively, compared to a foreign currency translation adjustments income of $9,793 during the three and nine months ended September 30, 2014, respectively.

Cash Flows from Operating Activities

The net cash used in operating activities for the nine months period ended September 30, 2015 was $227,249 compared to $13,856 for the same period ended September 30, 2014.

Cash Flows from Investing Activities

The net cash used in investing activities for the nine months period ended September 30, 2015 was $207,931 compared to $252,655 for the same period ended September 30, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2015 was $174,223 compared to $277,241 for the same period ended September 30, 2014.

Liquidity and Capital Resources

Assets

At September 30, 2015 we had a total of $3,980,650 in Assets compared to $4,132,570 in assets at December 31, 2014.

Liabilities

At September 30, 2015 we had $2,214,110 in current liabilities and $46,168 in long term liabilities, compared to current liabilities of $1,784,276 and long term liabilities of $52,912 at December 31, 2014. The increase in current liabilities was a result of liabilities associated with acquisition of gaming operations during 2015.

Working Capital

The Company had $143,196 in cash and cash equivalents at September 30, 2015, compared to $422,276 cash and cash equivalents at December 31, 2014. As of September 30, 2015 we have not generated revenues to cover our expenses, and we have total accumulated deficit of $8,464,795.

We had $2,214,110 in current liabilities and $1,095,149 in current assets, as such we are left with a working capital deficit of $1,118,961.

The Company cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of a debentures, convertible and promissory notes as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately $337,680 USD) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011 the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which was paid off in May, 2015.

Subsequent to the period covered by this report, the Company obtained a loan for EUR 500,000 (approximately $600,000 USD) at an interest rate of 5% per annum with monthly payments of approximately EUR 9,426 for a term of 5 years from Banca Veneto. The loan is fully open for repayment without penalty and is guaranteed by certain shareholders of the Company.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 4, 5, 10, 11, and 13 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30,	December 31,
	2015	2014

Gold Street Capital Corp.	$57	$17,086
Doriana Gianfelici	54,844	48,631
Total advances from stockholders:	$54,901	$65,717

During the nine months ended September 30, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Empire Global, advanced $198,447 to the Company of which $65,404 has been repaid in cash. On September 30, 2015 the Company issued 144,300 shares to Gold Street Capital Corp to pay $150,129 of the debt at the market price of $1.04 per share. Also, Doriana Gianfelici advanced $9,432 and $9,783 during the three and nine months September 30, 2015, respectively. The amount due to Doriana Gianfelici at September 30, 2015 is non-interest bearing and due on demand.

In addition to the Advances from, and payments to, stockholders during the year ended December 31, 2014 Multigioco billed New Gioco, a related party, for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses. On January 1, 2015 the Company acquired land-based gaming assets from New Gioco for a purchase price of EUR 650,649 (approximately $787,158 USD) which included a forgiveness of EUR 210,507 (approximately $256,251 USD) debt due for the administrative services. Pursuant to the agreement with New Gioco, the Company made payments of EUR 80,000 (approximately $88,960 USD) and EUR 144,000 (approximately $160,560 USD) during the three and nine months ended September 30, 2015, respectively.

On February 13, 2015 the Company obtained a Promissory Note for $150,000 from Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, which bears interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 which was extended by mutual consent. On September 30, 2015 the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to pay the debt, including principal and accrued interest, of $173,016 in full.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2015, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Date: November 12, 2015	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Chief Financial Officer