Form 10-K
period 2015-12-31
EMPIRE GLOBAL CORP.
filed 2016-04-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2015.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0,0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2015, the last business day of the second fiscal quarter, was $4,613,780 based on the average closing bid and asked prices for the common stock.

The number of shares outstanding of the registrant’s common stock, as of the close on April 14, 2016, was 24,126,088 shares.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(Financial Statements - pages numbered as F-1 to F-XX)
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15.	EXHIBITSAND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

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

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by federal securities laws. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Form 10-K, unless the context indicates otherwise, references to "Empire Global Corp.," "our Company," "the Company," "we," "our," and "us" refer to Empire Global Corp. a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1. BUSINESS

Business Overview

The Company was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, it changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

As a result of the acquisitions of Multigioco Srl (“Multigioco”) in August 2014 and Rifa Srl (“Rifa”) in January 2015, which became wholly owned subsidiaries of Empire, our business is now a licensed gaming operator offering web-based and land-based gaming services in Italy. We are continuing to evaluate and plan strategic acquisitions for expansion in this industry and to become the parent company for a variety of similar companies.

Operations are carried out under an online gaming license regulated by the Agenzia Delle Dogane e dei Monopoli (“ADM”), formerly known as the “AAMS” (Amministrazione Autonoma Monopoli dei Stato), in Italy. The Company's revenue streams, through our subsidiaries Multigioco and Rifa, consist of wagering and gaming income from online through the web and land-based (or “off-line”) in neighborhood betting shops situated throughout Italy. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting and online poker.

On December 31, 2015, the Company had approximately 1,067 web-based betting shops, 3 corner, and 2 agency locations operating under its license. Please refer to the "Distribution Method for our products and services" section for a detailed description of web-based and land-based betting shops.

History

On August 15, 2014, we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy and is now a wholly owned subsidiary of the Company. Multigioco was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed gaming operator offering web-based gambling and sports betting.

Multigioco was organized under the laws of the Republic of Italy on November 4, 2010. It was formed by the founder of Newgioco Srl (a company incorporated in Italy), Beniamino Gianfelici and Doriana Gianfelici, the father-in-law and spouse respectively of our President, Alessandro Marcelli, with Newgioco Srl holding a 66% interest and Doriana Gianfelici holding a 34% interest in Multigioco, respectively.

Pursuant to the Agreement to acquire Multigioco, the shareholders of Multigioco had the option to repurchase the shares issued, in whole or in part, no later than 90 days from the closing of the agreement. On October 31, 2014, the Company paid EUR 490,000 (approximately U.S. $620,700) to reacquire 49% (or 980,000) of the shares issued to acquire Multigioco. The parties have informally agreed to extend the option indefinitely.

On January 1, 2015, we completed the acquisition of Rifa, and Multigioco purchased offline gaming assets, from Newgioco, which included a Bersani license along with 3 corner rights to operate under Multigioco and Rifa purchased 1 agency right from Newgioco to operate under Rifa's Monti license. Pursuant to the agreement, Rifa assumed the lease on the premises and also acquired the equipment assets within the agency. On June 1, 2015, the Company opened its second agency location in Rome under Rifa.

Newgioco is an Italian gaming company which is 50% owned by Laura Tabacco, an Italian citizen, and 50% owned by Beniamino Gianfelici who, along with his daughter, owned 100% of Multigioco prior to its acquisition by the Company.

During the period covered by this report, the Company added 4 additional corner rights. Our subsidiaries now own a GAD (Gioco a Distanza) online license #15133 with approximately 1,067 web-based shops (Punti di Commercializzazione), a Bersani license #4070 with seven corner (Punto Sportivo) rights, 4 of which were not utilized as of December 31, 2015, as well as a Monti license #4583 with two agency (Negozio Sportivo) rights.

OUR STRATEGY

Our growth plan is to expand both in absolute and in relative terms.

Absolute growth will be achieved by organic development of our current target audience within our operating territories by conducting a tactical business review and establishing standard operating procedures and implementing a marketing strategy we refer to as our "Rebranding Blueprint" related to target marketing as outlined below. We anticipate that our relative growth will be achieved through a consolidation architecture as we accumulate market share through acquisitions of competing operators and expansion of our land-based location rights.

Conduct a tactical business process review

We intend to conduct a thorough review of the Italian gaming business plan that may reveal opportunities to improve profitability through a broad range of business process models and strategies as well as techniques to trade, transfer or dispose of unproductive shops, high cost locations, low margin products and venues which may carry more risk than reward or acquire or combine additional licenses while terminating or selling others that are deemed unproductive, low margin, high risk or expensive.

Our strategy is to bring operators in the fragmented Italian gaming market under the ownership of our company and provide professional management and additional resources and services as described below, and seek to capitalize on the Tender Bid (Bando di Gara) for land-based license renewals that occurs on June 30, 2016. By doing so, we believe that we can continue to improve on our services, develop our competitive advantage and build a national brand for gaming, wagering and entertainment.

Establish Standard Operating Procedures ("SOP's") and best practices

After acquiring a certain group of target gaming operators, we intend to continue their businesses as before while implementing SOP's. The purpose of these SOP's is higher, more transparent control over operations. Consolidating several companies under our control will provide an opportunity to implement operating efficiencies that cannot be achieved by smaller independent operators. We expect to save costs in regulatory compliance, marketing, management, accounting, human resource, and legal services. Creating a standardized control system will be a major cost savings measure as Empire grows, and is therefore considered an essential part of the Company's strategy.

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

Consolidation Architecture

If the acquisition of a target operator involves a transfer of assets, it is likely that not all, if any, licenses or permits or other authorizations will be allowed to be transferred to a new entity along with the assets. Some of the operators we are evaluating maintain one or more licenses. It is also possible that our license may be leveraged, sold or transferred in a transaction for another license or licenses offering benefits that might fit a revised or remodeled business plan in the future. Although these concepts may be considered as part of our business development, we cannot provide any assurance that any such transaction will occur.

When considering the acquisition of a target operator, the license associated with the location rights (either a Monti or Bersani license described elsewhere in this report) dictates the method of acquisition. Certain conditions apply to a proposed sale and transfer of the specific license according the legislative decrees associated with each Monti and Bersani licenses. In the case of Bersani licenses, any existing licensee or qualified acquirer (meaning a person or entity approved by the ADM) may acquire a Bersani license from the previous holder by simply transferring the license from the seller to the buyer. However, Monti licenses cannot be bifurcated from the corporate entity which was initially granted the Monti license unless the buyer is currently a Monti licensed legal entity or person. Instead, the acquirer, if not currently a Monti licensed entity, must acquire the licensed corporate entity, which may or may not have existing gaming location rights or business.

Addition of other services and facilities

In addition to complementing gaming offerings originally provided by our acquired operators with our Newgioco branding, we intend to add new products and services with the assistance of gaming specialists, software providers and market research professionals. Additional revenues can be realized by establishing facilities such as marketing centers and kiosks.

Our Target Markets

AGE GROUP	DEMOGRAPHIC	NEXUS

18 - 24:	- Pre-gambling future client	- Almost 100% of this age group
	- New-gambling audience	owns a cell or smart phone;
	- Desires experiential, e-gaming,	- Majority of market with data
	imaginative fantasy games	packages and internet access;
- Technologically savvy consumer
spending more on experiential
versus material goods.

25-44:	- Mature-gambling audience	- Majority of online gamers are
	- Desires games of chance, casino,	30 years old and currently
	traditional gambling tables,	heads of households;
	and sports betting.	- Male and Female balanced
across the group.

45- Senior:	- Grounded gambler	- Largest growing segment of the
	- Baby Boomer	population;
	- Desires social interaction,	- Significantly underserved;
	easy play, bingo slots,	- Needs are more social rather
	nickel games.	than self-fulfilling;
- High disposable income;
- Largest market size.

Customers

We currently have approximately 28,000 client accounts and estimate that our base will increase to 80,000 in 3 years based on projections supplied by both organic growth and acquisition of existing businesses. These clients range in age from 18 through 79 and are a mix of 70% male/30% female. In addition, we separate our revenue source to (a) sports betting, (b) casino and card game betting and (c) poker players. Our in-house ad-hoc analysis finds that sports betting is more popular among our customer base. In addition, sports betting is our most profitable revenue stream yielding the highest percentage of our Gross Gaming Revenue ("GGR") at 51% of revenues, which is representative of industry metrics.

Our internal analysis also shows different gaming patterns emerge from our male and female patrons. Male players prefer sports-bets, while about 10% of them explore also casino and poker. Alternatively, female players prefer casino and bingo while only 1% try our other game offerings like poker, sports-bets or lotteries.

Sports-Bet: We currently have an average of 8,100 players per month (about 29% of our total gaming accounts) that place at least 3 bets per week, for a total of 12 bets per month per player. The total number of monthly bets on our license averages between 95,000 and 100,000 tickets. The average of the amount played per ticket is EUR 6.4 (approximately U.S. $6.78) such that each player that places 12 bet-spends EUR 76.8 (approximately U.S. $81.41) per month.

Casino: We have an average of 700 unique players participating in casino games (generally about 2.5% of all gaming accounts and 8.6% of the sports-bet players). Each casino player generates coin-in revenue of EUR 3,000 (approximately U.S. $3,200) per month which represents a profit of EUR 94 (approximately U.S. $99.64) per player per month. The profit of $99.64 is also the metric used to measure our casino performance in "spending" of a casino player.

Poker: We have an average of 800 unique players participating in poker games through our website (about 3% of all gaming account and 9.8% of the sports-bet players) per month. Each poker player generates coin-in revenue of EUR 2,896 (approximately U.S. $3,667) per month which represents a profit of EUR 103 (approximately U.S. $130) per player per month. We also use the profit metric of EUR 103 (approximately U.S. $130) to measure our casino performance in "spending" of a poker player.

Most of our patrons are located in central to south Italy with the highest concentrations in larger centers such as Rome and Naples.

We expect that the individual patrons from the operators we acquire will continue to utilize our services. The operators we are now evaluating or attempting to acquire have existing revenues from individuals who frequent their establishments and venues. In addition to this base of customers, we plan to pursue additional licenses, contracts and relationships with institutions, both in the private and public sectors that will attract and secure new bettors that use the services of competitors.

Gaming Product Offerings

Our website and shops offer the following gaming line-up:

-	Sports Betting: Considered the largest and most well-known industry segment offering both pre-live and live in-game betting opportunities for a wide variety of sports.

-	Online Casino: traditional casino games, live casino, poker, bingo and interactive skilled games including:
▪	Traditional Casino Games: Automated casino games such as roulette, blackjack and baccarat and slot machines.
▪	Live Casino Games: Table games broadcast via live video stream with real dealers and croupiers that attempt to convey the atmosphere of a physical casino.

-	Poker: Texas Hold'em and Omaha in both cash and tournament format.

-	Bingo, Skilled and Interactive Games such as: games that are programmed with random number generation to ensure constant fairness for all parties; and can be played for real money or free play. These games are typical card games played by Italian people such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).

-	Virtual Sports

-	Horse Racing

Distribution Methods for Products or Services

In Italy, gaming products and services are offered through any of three distribution methods: agencies, corners, or websites. Regardless of the distribution method, licensed operators in Italy must be connected to the ADM network using an intermediary such as Microgame S.p.A ("Microgame"). Only a single license is required to operate a website based gaming service, which Multigioco owns, while each offline agency and corner must have a separate license right assigned to each location.

As of December 31, 2015, the Company used a combination of all three distribution methods as described in greater detail below. The Company’s reach is currently 28,000 online user accounts, 1,067 web café, 3 corner, and 2 agency locations. We expect to continue growing our distribution as we develop our business in Italy through additional acquisitions. The following describes the three distribution methods in Italy:

(1)	Negozio Sportivo ("NS"; "agency" or "arcade"): An agency is an arcade location that is a gaming specific venue meeting strict regulatory standards. An agency must have 70% of its square-footage dedicated specifically to gaming space in addition to having a cash cage, thereby creating an 'arcade' like facility for the primary purpose of gaming and gaming related revenues.

(2)	Punto Sportivo ("PS" or corner): A corner is distinguished from an agency insofar as the principal business situated at the location is primarily other than gaming (such as a coffee shop or bakery) with a terminal connected to the ADM network. The primary purpose of the facility is not gaming, and it only sections a small 'corner' for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming.

(3)	Punti di Commercializzazione ("PDC"; web-based betting shops "shops"; "web cafe" or "websites"): A web shop is a physical location where a computer or multiple computers are connected to the web and directed to our website. Customers can access our website through the computers set up at the web shop and may also make cash deposits that are credited electronically to their online gaming accounts.

Websites

Multigioco's main gaming website www.newgioco.it operates under a third party Service Provider Agreement with Microgame to develop and host our website layout, design and functionality. Microgame provides and operates all aspects of the Company's online gaming website including: servers, routers, software development (for the Newgioco branded website operations), sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and the first line of gaming related customer support needs.

Multigioco websites are tailored for the Italian gaming market. The Company maintains a web-based platform directly under the branded website newgioco.it (the main "channel") serving players and shops respectively. There are some variations in website style because Multigioco offers different services through distinctive marketing campaigns:

-	newgioco.it is mainly devoted to shops (locations), such that marketing for this brand is dedicated to webshop campaigns, branding, and proposals or marketing for prospective operators to become a "Newgioco Shop";

-	originalbet.it and lovingbet.it are dedicated to the end-user (players), by focusing on campaigns and gaming offerings directed at players, such as welcome bonuses, rake back for poker players, etc.

The websites are only published in the Italian language. Multigioco may include additional languages if it is determined that such services are commercially viable and if we agree to pay the related development fees. We do not have any plans to expand our website to include additional languages at present.

The ADM requires that all websites are owned only by the license holder. We own our branded website url www.newgioco.it in accordance with our ADM licensing requirements and either directly operate the websites or alternatively contract the websites to third party promoters operating under the web skin urls www.original bet.it (see Note a) and www.lovingbet.it (see Note b).

Note (a): A Landing page refers to a webpage that is generally owned by a Promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel his marketing through a subnet. In the Italian market, the entire subnet (a subnet is a logical grouping of connected network devices. Nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the ADM network.

Note (b): A White-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the Promoter. The Promoter earns fees according to the turnover generated through their website.

In relation to the third party or rented websites, the promoter ("partner", "shop" or "agent") is responsible for marketing strategies, administration and costs. The promoter may incorporate special promotions, draws and incentives to drive players to their website to increase gaming turnover or visits. Generally, these promoters operate in areas that are remote or distant from our central operations based in Rome, therefore, some promotions may be local events in the jurisdiction surrounding the "home base" of the Promoter. The relationship with local shops and players from the promoter region remains directly with the promoter since there could be regional nuances that attract their clientele to our gaming offerings. However, the gaming business belongs to the underlying licensor or, in our case, 'Multigioco' and is included in our overall financial results as gaming turnover.

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

Please refer to the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Current Report on Form 8-K filed on August 19, 2014 for additional information on our White-label Services Agreements and landing pages.

While the www.newgioco.it website offers wagering in many categories outside of sports, we intend to capture a larger share of the Italian market by focusing on the Serie A, B, and C soccer, online poker, online casino and slots, skill games, as well as Italian horse racing.

Otherwise, the Company offers a sufficiently diverse product and service offering and intends to focus on creating in-house cost savings and synergies by undertaking strategic acquisitions and following a strict internal development plan.

Employees

Our current CEO provides day-to-day operations and management services at the Company's head office. Management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees in our head office so long as it is seeking and evaluating business opportunities.

At April 14, 2016, Multigioco employed 15 full time and 5 part time employees at its head office and approximately 20 outside commissioned sales agents that service our remote shops and venues in the field.

Research and Development

Neither the Company, nor its subsidiaries, engage in research and development activities.

FACTORS AFFECTING OUR MARKET

Government Regulations - General

The following information is presented with the understanding that we have now acquired gaming operators in Italy with an online license expiring in 2021 and a land-based license expiring in June 2016 and therefore our business is subject to the regulations described below. For this discussion, when we mention "our operators" or "our facilities" or operators or facilities that we "own", it is in reference to operators or facilities that we have acquired and may acquire in the course of our business in the future, assuming that we are able to acquire any additional operators at all.

Under Italian Criminal Law, all gambling is illegal regardless of where it is organized. However, the law recognizes there is a difference with games of chance and games where the outcome depends on the player's skills. Sports-betting, lotteries and some other activities fall into the category of legal and regulated gambling activities, under which our business operations fall.

In Italy, the ADM (the State Agency of Customs and Monopolies) is granted the power to issue licenses and regulate gambling activities.

Beginning in 1992, some forms of gambling activities were deregulated by government decree under certain conditions to avoid potentially negative social effects associated with the industry. In 2006, beginning with a series of licenses colloquially termed as "Bersani" Licenses which will renew under license tender in 2016, the ADM implemented certain amendments with a view to liberalize the market such as:

-	Legalization of real-money skill games and betting exchanges or 'books';

-	Opening of the Italian gambling market to operators from EU and EFTA countries (on condition they meet certain requirements); and

-	Initiating a new license tender process intended to curb the network of offline betting establishments and also provided a possibility for online gaming operators to offer their services on a legal basis.

New milestones were reached by Italian legislation in 2006 with regulated the use of the internet as a direct gambling distribution channel in Italy. The Finance Act 2007, which legalized card games in the form of tournaments with stakes equal only to tournament entry fees, and also the "Comunitaria" decree in February 2011, which regulated cash poker games and online casino games also amended laws introduced in the previous Bersani version of the decree. Licenses issued pursuant to this new decree will expire in 2021 and renew under a new tender notice process.

See the section captioned "Risk Factors" for additional information and risks we face as operators in the regulated gaming industry.

Permits, Authorizations and Licenses

Italy maintains a State legislated policy aimed at enhancing gaming through rigid regulations designed to protect its economic interest and comply with the law as well as to certify operators to protect so-called consumer-gamblers. In Italy, there are currently two main categories of licenses (off-line and online) in circulation, issued or awarded by the ADM in three series:

Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as "Monti" licenses that expire in June 2016;

Finance Act decree of 2007 (FA7) series which were awarded by tender in 2006 and are colloquially branded as "Bersani" Licenses that expire in 2016; and

New series GAD (Gioco a Distanza) issued by application process under the Comunitaria decree in 2010 and expire in 2021.

Each series of license has a 10 year renewal term.

Monti and Bersani licenses provide both NS and PS off-line (agencies and corners) as well as GAD online (web-based) distribution authorizations. Off-line Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal in June 2016, while both the Monti and Bersani GAD licenses are expected to permanently expire in June 2016 leaving only the limited number of Comunitaria Series GAD licenses in circulation.

In 2011, Multigioco applied for a New Series GAD license under the regulatory changes requiring a tender notice process. The ADM granted Multigioco a new GAD license, and on July 4, 2012 gave the final authorization for Multigioco websites.

The ADM license provides Multigioco the right to:

-	offer only those gaming offerings that ADM authorizes for deployment in Italy (the “Territory”);

-	enter into licensing, joint venture and acquisition agreements with shops and private enterprises as concessionaires that provide various local services such as convenience stores, bars, cafes, and restaurants in Italy;

-	establish web cafe`s as permitted by the regulations enforced by the ADM regional office within the Territory; and

-	take such steps that are deemed necessary to develop the business of gaming in the Territory.

Our online license is subject to the laws of the Republic of Italy with an initial term expiring on June 15, 2021 and is renewable through the tender notice process.

Foreign Financial Considerations

Our gaming income is subject to income taxes based upon the laws of Italy which may also fluctuate if economic conditions in Italy remain uncertain.

For the Company’s financial reporting, our subsidiaries assets and liabilities, whose functional currency is the Euro, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company's financial statements are included in Accumulated other comprehensive loss, a component of Stockholders' Equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date. Fluctuations in the foreign exchange rates may have an adverse effect on our overall results.

Major Software Vendors

The following sets out a list of various gambling software providers and a brief description:

Microgame S.p.A. is the online arm of one of the most established and progressive betting platforms in Italy and is a joint venture partner of Caesars Entertainment in the World Series of Poker.

Playtech Plc is a gaming software development company founded in 1999. The company provides software for online casinos, online poker rooms, online bingo games, online sports betting, scratch games, mobile gaming, live dealer games and fixed-odds arcade games online. It is listed on the London Stock Exchange and is a constituent of the FTSE 250 Index.

Amaya Inc. provides technology-based solutions, products, and services for global gaming and interactive entertainment industries worldwide. It operates through two segments, Business-to-Consumer (B2C) and Business-to-Business (B2B).

Competition

Overall competition in the online gaming industry is moderate with various sectors and operators competing for customers in various geographic markets. These include land based online casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet in concert with the plentiful supply of varying games means obstacles to switching venues for the consumer are virtually non-existent which increases competition. Differing regulations worldwide make it harder to expand and the easing of regulations in some markets have led to consolidation by monopoly entities which weakens competition while the opening of new markets allow for more players to enter the marketplace offsetting the balance somewhat.

We compete with a number of public and private companies that provide land-based and/or online gaming. In addition to known current competitors, traditional land based casino operators and other entities, many of which have significant financial resources, and occupy entrenched positions in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors.

Particularly, our subsidiaries face direct competition in Italy from established online gambling sites like GTECH (Lottomatica), William Hill, 365sport, bwin, and many others. However, the Company has several advantages at its side, primarily local brand recognition, services that are tailored to calcio (soccer) enthusiasts. Most notably, Multigioco invests significant resources to calcio-focused marketing; fan engagement, live-streaming of calcio games; employ industry leading software; and is actively considering potential Italian celebrity partners.

We believe the principal competitive factors in our industry that create certain barriers to entry into the Italian market include but are not limited to: reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the Italian market, it is also likely that new laws and regulations of governmental authority will be established in the future that will also offer barriers to new competitors.

Increased competition from current and future competitors may materially and adversely affect our business, revenues, operating results and financial condition.

Major Operators

The following sets out a list of various gambling operators with a brief description:

-	GTECH (Lottomatica) is focused on providing software and services in the Internet, lottery and sports betting market.

-	SNAI is an Italian corporation that deals with the management of betting odds and horse racing contests. It was founded in 1990 and is listed on the Milan Stock Exchange and on March 29, 2011 Global Games S.p.A. acquired 51% of SNAI.

-	Sisal is one of the longest running Italian gaming companies offering Internet Betting, lotteries, scratch to win, poker and casino, slots and arcade games.

-	Bwin is one of the largest online gaming and gambling company focused primarily on sports betting, as well as Internet casino and poker.

Key Italian Authorities

The following sets out a list of various online gambling industry authorities and their roles in the industry:

-	Agenzia delle Dogane e dei Monopoli (ADM) is responsible for the licensing and authorizations granted to concessionaries, and for the monitoring of the betting activities.

-	Guardia di Finanza’s aim is to avoid criminal elements by means of a network presence throughout Italy and conducting physical inspections in bars and tobacco shops.

-	Agenzia delle Entrate is a government agency supervised by the Ministry of Economy and Finance which cooperates with ADM, and is engaged in the management, investigation and litigation of taxes. Its objective is to maximize tax collection efficiency and compliance.

-	Sogei is engaged in the ICT (Information, Communication and Technology) sector and is owned and operated by the Ministry of Economy and Finance. The company provides betting control, in order to assure the regulated processing of games, and management of the "Totalizzatore Nazionale" (a computer network that calculates and processes winning/payouts).

Trade Organizations

The following sets out a list of Italy’s gaming industry trade organizations:

-	International Association of Gaming Regulators (IAGR) is a forum in which gaming regulators from around the world can meet, exchange views and information, and discuss policy issues among themselves and with representatives of the international gaming industry; a means of fostering cooperation between gaming regulators in the performance of their official duties; and a central point of contact for inquiries from governments, gaming regulatory agencies and personnel, and representatives of the international gaming industry.

-	European Gaming and Betting Association (EGBA) promotes implementation of a fair, competitive and regulated market for online gaming and gambling operators throughout Europe in line with EU law.

-	Global Betting & Gaming Consultants (GBGC) has developed a wide range of gambling and business services that it can provide to its clients to help them operate successfully in the gambling field.

-	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gambling.

Item 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. Accordingly, when we refer to "our operators" below, it is with reference to operators that we are in the process of acquiring or may acquire in the future, regardless of the level of ownership or operators that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our company, additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

Our subsidiaries obtained their ADM licenses and our GAD licensed website only in June 2012. As a result, we have a limited operating history upon which you can evaluate our prospects and our potential value. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

No additional relevant operating history involving our gaming operations exists upon which an evaluation of our performance can be made. The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in the online gambling industry.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital in order to continue as a going concern.

Paritz & Company, P.A, our independent registered accounting firm for the year ended December 31, 2015 has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2015, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise capital needed to improve our financial condition may be hindered as a result of our current liquidity position. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which would cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception and further losses are anticipated in the development of our business. Since we are currently in the early stages of our development and strategy, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, PIPE Financing and or private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.

Failure by us to respond to changes in consumer preferences could result in lack of gaming revenues and may force us out of business.

Our online gambling website and web shops operate in an industry subject to:

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

We currently depend on and may continue to be dependent on third parties to provide our online gambling platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to provide the platform and our ability to continue our operations.

We currently depend on our agreement with Microgame S.p.A. to develop and operate our online gambling platform. We anticipate that we will continue to rely on Microgame and other third parties to develop portions of the platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing platform updates, in addition, our reliance upon a third party developer exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the platform and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with software that we may develop internally. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any platform updates or changes for us until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

If we do not comply with the terms of our agreement with Microgame or it is terminated, our business operating results and financial condition will be adversely affected.

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

We depend on payments from third-party service providers, including government regulated gaming agencies. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected.

We depend, in part, on private entities and regulated third-party sources of payment for the gross gaming revenues earned by our operators. The amount our operators receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the payment systems and the cost containment and utilization decisions of third-party service providers. The focus on gaming reform in Italy may increase the likelihood of significant changes affecting gaming services in the future. We give no assurances that future changes to odds and tax rates on game offerings, cost containment measures by private third-party service providers or other factors affecting payments for gaming services will not adversely affect our future revenues, operating margins or profitability.

Our online website is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

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

A decline in the popularity of our website will negatively impact our business.

Our primary source of revenues is dependent upon, among other things, our ability to attract and retain new users and attracting existing users to increase their activity on our sites. If we are unable to maintain or extend web traffic to, and use of, our websites, our revenues may be adversely affected.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

If any of our current executive employees including Michele Ciavarella, our Chief Executive Officer, were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. They are critical employees at this time. In addition to the executives, we rely heavily on a several people that have extensive knowledge of our industry. There is no assurance that we can find suitable individuals to replace them or to add to our employee team if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may not be able to hire a suitable replacement for them on favorable terms, should that become necessary.

We may not be able to successfully implement our business strategy.

Our operating results will be adversely affected if we fail to implement our business strategy or if we invest resources in a strategy that ultimately proves unsuccessful.

Our future success depends, in large part, on our ability to implement our business strategy of acquiring operators for implementation of our Rebranding Blueprint.

Our ability to implement this our business strategy depends on, among other things, our ability to:

-	enter into acquisition agreements with operators we deem accretive to our business interests;

-	increase the recognition of our Rebranding Blueprint;

-	expand and maintain delivery of our Rebranding Blueprint in Italy.

Implementation of our Rebranding Blueprint may not meet our expectations, and any such failure would adversely affect our ability to implement our business plan.

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

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

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

Competition for the acquisition of new operators and other factors may impede our ability to acquire operators and may inhibit our growth.

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

If we are unable to effectively compete for operators, patrons, sponsorship contracts with sports teams and strategic relationships, our business would be adversely affected.

The gaming business is highly competitive. We may also be competing in the future with public and private companies to acquire additional target operators and for patrons to frequent our operators. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to other operators or patrons, or have established relationships with major organizations or third party service providers. No assurances can be given that we will be able to compete effectively in any of these areas.

If we fail to acquire and develop operators on favorable terms, our future growth and operating results could be adversely affected.

We plan to generate revenues and earnings by acquiring existing gaming operators and augmenting their established gaming offerings with our Rebranding Blueprint, our proprietary plan for attracting and retaining gaming patrons. The success of our business plan will be affected by our ability to identify suitable operators for acquisition and our ability to negotiate and close on operator acquisitions in a timely manner and on favorable terms or at all. There can be no assurances that we will be successful in identifying additional operators suitable for acquisition or that we will be able to close an acquisition in a timely manner and/or on terms favorable to us.

If we are unable to implement our growth strategy at our acquired operators or unable to manage the growth of our business through the acquisition of operators our business and results of operations could be adversely affected.

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

If we do not have sufficient capital resources to complete acquisitions and develop our operators, our ability to implement our business plan could be adversely affected.

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

If we are restricted from using our license associated with our acquired operators, there will be an adverse effect on our revenues and profits.

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

We may not have exclusive control over the distribution of cash from our acquired operators and may be unable to cause all or a portion of the cash of these operators to be distributed to us.

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

If we acquire an operator that has made submission and reporting errors prior to our ownership, we would most likely be liable for those errors that led to under or overpayments in gaming accounts and may be subject to penalties as well as being required to provide refunds.

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

If any principals of operators with whom we are negotiating to acquire their business are retiring and not able or willing to remain with the operator to assist with the transition of patrons to our operations, our projected revenues and profits will be adversely affected.

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

RISKS SPECIFIC TO OUR INDUSTRY

Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry will adversely affect our results of operations.

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

Intense competition in the online gambling industry may adversely affect our revenue and profitability.

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

Changes in government laws could materially adversely affect our business, financial condition and results of operations.

Our business is regulated by diverse and evolving laws and governmental authorities in Italy and other countries in which we intend to operate in the future. Such laws relate to, among other things, online gambling, gambling in general, internet, licensing, copyrights, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities.

Regulators at the federal and provincial level are monitoring and restricting the renewal of existing and issuance of new licenses which could have an adverse effect on our growth.

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

Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which could cause us to overstate or understate our revenue and subject us to various penalties.

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the ADM. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or turnover, client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also find that we are required to refund a portion of the revenue that we received which, depending on its magnitude, could damage our relationship with regulatory agencies and have a material adverse effect on our results of operations or cash flows.

The ADM in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for connectivity to the ADM network as well as nefarious programming or routers which can alter the reporting requirements of the ADM. It is possible that our acquired operators will receive letters from ADM auditors requesting repayment of alleged violations and errors and as such will incur expenses associated with responding to, and appealing to, these requests, as well as the costs of repaying any shortfalls and possible fines and penalties. Demands for repayments can occur even if an operator is acquired by means of an asset transfer. If we have inadequate resources to enable us to dispute and overturn such demands for overpayments, it is possible that such payments will have to be returned which could have a material adverse effect on our financial condition and results of operations.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

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

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our license to operate. Different interpretations or enforcement of existing or new laws and regulations could subject our businesses to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. No assurances can be given that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us, subject us to fines or penalties, or reduce the demand for our services.

Providers in the gaming industry have been the subject of Italian federal and provincial investigations, and we may become subject to investigations in the future.

Both Italian federal and provincial government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of gaming companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including diversion practices by disconnecting from the ADM network.

In addition, as we employ executives and managers, some of which may have worked at other gaming companies that are or may become the subject of ADM investigations and private litigation. If so, these executives and managers could be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

If a federal or provincial agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of illegal gambling, fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

ADM enforcement officials have numerous enforcement mechanisms to combat illegal gambling, fraud and abuse. ADM enforcement officials have the ability to exclude any investors, officers and managing employees associated with business entities that have committed gaming fraud from the industry including commencing criminal proceedings against those accused of such gaming fraud. A governmental investigation or enforcement proceedings taken against us, our executives or our directors could result in significant expense to us, as well as adverse publicity.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of principals who retain equity in any operators in which we have the majority interest.

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

The cost of repurchasing these non-controlling interests would be substantial if a triggering event were to result in simultaneous purchase obligations of a substantial number or of all of our operators. We anticipate that the purchase price to be paid in such event would be determined by a predefined formula set out in a shareholders' or share purchase agreement, which may also provide for the payment terms, generally over a period of time. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arose, to purchase these non-controlling interests held by the principal. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the principal partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in gaming law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. No assurances can be given that legislative or regulatory changes would not have an adverse impact on us.

RISKS RELATED TO OUR SECURITIES

Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

While there is a very limited market for our common stock, if an active market were to develop, the market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including but not limited to:

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

In addition, the stock markets, including the over-the-counter markets in which our common stock is quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock has been limited and we cannot assure you that a larger market will ever develop or be maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for investors to sell our common stock for a positive return on their investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Shares of our common stock lack a significant trading market, which makes it more difficult for an investor to sell our common stock.

Shares of our common stock are not eligible for trading on any national securities exchange and are currently only quoted in the over-the-counter market on the OTCQB marketplace. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

Future sales of shares of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

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

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. We may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute an investor’s percentage ownership interest, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. The investor may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

Our common stock is currently classified as a "penny stock" under SEC rules, which may make it difficult for our shareholders to resell their shares of our common stock.

The Rules of the Securities and Exchange Commission classify as a "penny stock" any security that does not trade on a national securities exchange (e.g. NYSE, NYSE MKT or, NASDAQ, but not including the OTC markets) if the market price of the security is less than $5.00 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. For this reason and because penny stocks are generally considered to be more risky than non-penny stocks, many brokers will not recommend the purchase of penny stock by their customers.

Our common stock is not listed on a national securities exchange and is currently priced below $5.00, the result of which our common stock is currently classified as a penny stock. The holders of our common stock may experience greater difficulties in attempting to sell the stock, due to the limited market for penny stock. In addition, because the penny stock classification reduces the liquidity of a security, the classification may have a negative effect on the market price of our common stock, such that our shareholders may not be able to obtain a satisfactory sale price

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

Restrictions on the reliance of Rule 144 by shell companies or former shell companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time a "shell company". The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

-	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

-	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

-	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and

-	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has two mailing addresses: 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada (its main office), and 671 Westburne Dr., Concord, Ontario, L4K 4Z1. Other than these mailing addresses, the Company does not currently maintain a principal executive office or any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company’s Chief Executive Office provides the Company with these offices on a rent-free basis.

It is likely that the Company will not establish an office until it has substantial needs or resources requiring an office. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

Multigioco does not own any properties; however, we do rent a corporate head office space on a year by year basis located at Via J.F. Kennedy, 6 Grottaferrata, Roma, for approximately U.S. $2,200 per month. The office is used primarily for administrative functions. There are no gaming operations provided at this office.

Item 3. LEGAL PROCEEDINGS

The Company may be subject to claims arising in the ordinary course of business. We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any legal proceeding or any action being contemplated by a governmental authority.

Item. 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following tables set forth the high and low sale prices for our common stock as reported by the OTCQB Marketplace for the periods covered by this report.

2014 PERIOD	BID PRICES
	LOW	HIGH

January 1 - March 31	$0.055	$0.20
April 1 - June 30	0.15	1.10
July 1 - September 30	0.45	1.44
October 1 - December 31	0.55	0.95

2015 PERIOD	BID PRICES
	LOW	HIGH

January 1 - March 31	$0.51	$0.90
April 1 - June 30	0.535	1.15
July 1 - September 30	0.72	1.04
October 1 - December 31	0.90	1.16

A small number of the Company's stockholders own a substantial amount of the Company's common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company's common stock could drop significantly. A large number of shares of outstanding common stock are restricted and are not freely-trading. An established public trading market for our common stock may never develop or, if developed, may not be sustained.

Please see the section captioned "Risk Factors" for more information and risks related to our securities.

Penny Stock Rules

Please see the section captioned "Risk Factors" for more information and risks regarding Penny Stock rules.

Shareholders

As of December 31, 2015, there were an estimated 310 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Description of Securities

Common Stock

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2015, there were 55,873,912 authorized but unissued shares of our common stock available for future issuance, based on 24,126,088 shares of our common stock outstanding.

Please see the section captioned "Risk Factors" for more information and risks associated with our common stock.

On September 30, 2005, we completed a 1 for 10 reverse split of our common stock.

On June 30, 2005, we completed a 1 for 10 reverse split of our common stock.

On July 23, 2004, the Board of Directors approved a 7 for 1 forward split of our common stock. The common stock dividend payment date was July 26, 2004 to stockholders of record as at July 23, 2004.

Preferred Stock

The Company has authorized 20,000,000 preferred shares, of which none have been issued.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

Purchases of Equity Securities by the Registrant

No stock repurchases were made by the Company or affiliated purchasers within the fourth quarter of the fiscal year covered by this report.

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

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, the financial statements of the Company and the accompanying notes appearing under the caption "Consolidated Financial Statements and Supplementary Data."

General Plan of Operation

The Company was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, it changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

On August 15, 2014, we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy, and is now a wholly owned subsidiary of the Company. As a result of the acquisition of Multigioco, our principal business became a licensed online gaming operator offering web-based gambling and sports betting.

On January 1, 2015, we completed the acquisition of Rifa, and Multigioco purchased offline gaming assets, from Newgioco, which included a Bersani license along with 3 corner rights to operate under Multigioco and Rifa purchased 1 agency right from Newgioco to operate under Rifa's Monti license. Pursuant to the agreement, Rifa assumed the lease on the premises and also acquired the equipment assets within the agency. On June 1, 2015, the Company opened its second agency location in Rome under Rifa.

During the period covered by this report, the Company purchased 4 additional corner rights. Therefore, our subsidiaries now own a GAD (Gioco a Distanza) online license #15133 with approximately 1,067 web-based shops (Punti di Commercializzazione), a Bersani license #4070 with seven corner (Punto Sportivo) rights, 4 of which were not utilized as of December 31, 2015, as well as a Monti license #4583 with two agency (Negozio Sportivo) rights.

Our revenues are derived from our subsidiaries Multigioco and Rifa. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overall

As a result of the acquisition of Multigioco and Rifa, our business operations have changed. Accordingly, comparisons with prior periods are generally not meaningful.

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan. We generate revenues by providing online and offline gaming products and services in regulated countries.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

Compared to $1,741,531 in gross revenues for year ended December 31, 2014, our gross revenue for year ended December 31, 2015 were $4,872,902. The following table represents a detailed breakdown of revenues from our gaming operations for years ended December 31, 2015 and December 31, 2014:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Turnover
Turnover web-based	$72,671,853	$30,445,330
Turnover land-based	4,685,660	—
Total Turnover	$77,357,513	$30,445,330

Winnings/Payouts
Winnings web-based	67,722,378	28,330,799
Winnings land-based	3,758,216	—
Total Winnings/payouts	71,480,594	28,330,799

Gross Gaming Revenues	$5,876,919	$2,114,531

Less: ADM Gaming Taxes	1,169,322	382,310
Net Gaming Revenues	$4,707,597	$1,732,221
Add: Commission Revenues	165,305	9,310
Total Revenues	$4,872,902	$1,741,531

General and Administrative Expenses

The Company incurred $2,837,800 in general and administrative expenses during the year ended December 31, 2015, compared to $892,781 in the year ended December 31, 2014. The increase in general and administrative expenses was a result of the Company’s first full year of continuous operation for the year ended December 31, 2015 compared to 2014 and expenses incurred for growth in our online business as well as the addition of land-based business and assets during the year ended December 31, 2015.

The Company's major costs included in General and administrative expenses were professional fees of $672,713, salaries and wages expense of $533,096, and management fees of $120,000.

Direct Selling Expenses

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. During the year ended December 31, 2015, our selling costs were $3,663,165, compared to selling costs of $1,448,653 in the year ended December 31, 2014.

Interest Expenses

The Company recorded an interest expense, net of interest income of $205,355 for the year ended December 31, 2015, compared to an interest expense, net of interest income of $24,066 for the year ended December 31, 2014. The Company recorded an imputed interest expense of $5,309 and $11,972 for the periods ending December 31, 2015 and December 31, 2014, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

The increase in interest expense incurred was related to interest paid on debentures issued and promissory notes issued in 2015.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated an expense of $22,808 for the year ended December 31, 2015, compared to a generated income of $1,233 for the year ended December 31, 2014. The increase in the fair value of derivative liability is due to an increase in the price of the Company’s common stock.

Impairment on investment in non-consolidated entities

Impairment on investment in non-consolidated entities for the year ended December 31, 2015 was $30,185, compared to an impairment of $875,459 for the year ended December 31, 2014.

The impairment in the year ended December 31, 2014 was related to the Company’s investment in a private placement to acquire 666,664 shares of 2336414 Ontario Inc. an Ontario corporation and the parent company of Paymobile Inc. an Ontario corporation.

Since Paymobile has not produced any meaningful income, the Company has determined that it may not be able to realize its investment in 2336414 and has therefore decided to set up a 100% impairment on the investment made as of December 31, 2014.

Allowance for deposit on acquisitions

The Company recorded allowance for deposits on acquisitions of $94,952 for the year ended December 31, 2015. Compared to an allowance for deposits on acquisitions of $655,976 for the year ended December 31, 2014 for the deposits made towards the purchase price for the acquisition of Streamlogue Holdings Ltd., a Maltese corporation that owns two licensed gaming subsidiaries: Streamlogue Services Ltd., a business-to-business entity, and Streamlogue Operations Ltd., a business-to-consumer entity.

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the acquisition is not consummated. Therefore, the Company decided to set up a 100% allowance on the advances made towards the purchase price of Streamlogue as of December 31, 2015 and 2014.

Net Loss

For the year ended December 31, 2015, the Company had a net loss of $2,022,663, or $0.08 per share (basic and diluted), as compared to a net loss of $2,171,234, or $0.11 per share (basic and diluted) for the year ended December 31, 2014.

This decrease during 2015 is primarily due to allowances of $655,976 and $875,459 for the investment in Streamlogue Holdings Ltd. and 2336414 Ontario Inc., respectively.

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

For the year ended December 31, 2015 the Company recorded an income of $84,385 for foreign currency translation adjustment, compared to an income of $39,880 for foreign currency translation adjustment for the year ended December 31, 2014.

Liquidity and Capital Resources

Assets

At December 31, 2015, we had a total of $3,652,210 in assets compared to $4,132,570 in assets at December 31, 2014.

Liabilities

At December 31, 2015, we had $2,280,344 in current liabilities and $67,532 in long term liabilities, compared to current liabilities of $1,784,276 and long term liabilities of $52,912 at December 31, 2014. The increase in current liabilities was a result of liabilities associated with acquisition of additional gaming operations during 2015.

Working Capital

The Company had $157,363 in cash and cash equivalents at December 31, 2015 compared to $422,276 cash and cash equivalents on December 31, 2014. As of December 31, 2015, we have not generated revenues to cover our expenses, and we have total accumulated deficit of $9,294,845.

We had $2,280,344 in current liabilities and $687,905 in current assets. We have a working capital deficit of $1,592,439.

The Company cannot assure that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 450,000 (approximately U.S. $492,030) for Multigioco and EUR 50,000 (approximately U.S. $54,670) for Rifa from Veneto Banca in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011, the Company obtained a bank loan held with Banca Veneto of $634,260, that was paid off in May 2015.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $506,890 for year ended December 31, 2015, compared to $610,434 of net cash used in operating activities for the same period ended December 31, 2014.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2015 was $233,677 compared to $2,213,439 of net cash used in investing activities for the period ended December 31, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $489,523 compared to $3,253,229 of net cash provided by financing activities for the year ended December 31, 2014.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 5 to 15 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Related party transactions consist of advances from and repayments to stockholders.

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31,	December 31,
	2015	2014

Gold Street Capital Corp.	$138,228	$17,086
Doriana Gianfelici	53,447	48,631
Total advances from stockholders	$191,675	$65,717

During the year ended December 31, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $271,214 to the Company, net of repayment of $65,404. On September 30, 2015, the Company issued 144,300 shares to Gold Street to pay $150,072 of the debt at the market price of $1.04 per share.

Also, Doriana Gianfelici advanced $9,840 to the Company during the year ended December 31, 2015. The amounts due to Gold Street and Doriana Gianfelici at December 31, 2015 are non-interest bearing and due on demand.

On January 1, 2015, the Company acquired land-based gaming assets from Newgioco for a purchase price of EUR 650,649 (approximately U.S. $787,158) which included a forgiveness of EUR 210,507 (approximately U.S. $256,251) in debt due for the administrative services. Pursuant to the agreement with Newgioco, the Company made payments of EUR 150,443 (approximately U.S. $166,992) in the year ended December 31, 2015.

On February 13, 2015, the Company issued a Promissory Note for $150,000 to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, with an interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the maturity date of May 15, 2015 which was extended by mutual consent. On September 30, 2015, the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to repay the debt, including principal and accrued interest of $173,016, in full.

On December 15, 2015, the Company issued a Promissory Note for $186,233 to Braydon Capital Corp. that bears interest at a rate of 1% per month on the outstanding balance due in full with the principal amount on the maturity date of December 15, 2016. Also, on December 15, 2015, the Company entered into a Securities Purchase Agreement with Braydon Capital Corp. for the purchase of 155,000 common shares for $155,000 at the fair market value of $1.00 per share.

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

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 3 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10- K for further information.

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

As of December 31, 2015 and December 31, 2014, the earnings of the Company have yielded cumulative losses. The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense. To date, no penalties or interest has been accrued.

In Italy, tax years beginning 2010 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

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

See Note 20 "Subsequent Events" of Notes to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMPIRE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Empire Global Corp

Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Empire Global Corp and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying consolidated financial statements, the Company had working capital deficit of $1,592,439 as of December 31, 2015, did not generate cash flow from operation and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

April 14, 2016

EMPIRE GLOBAL CORP.

Consolidated Balance Sheets

	December 31 ,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$157,363	$422,276
Deposits on acquisitions	—	62,698
Gaming account receivable, net of allowance for doubtful accounts	178,151	371,644
Prepaid expenses	315,666	393,224
Due from affiliates	—	256,251
Investment in corporate bonds	—	389,536
Other current assets	36,725	16,676
Total Current Assets	687,905	1,912,305
Noncurrent Assets
Restricted Cash	232,013	—
Property, plant and equipment	88,705	17,995
Intangible assets	2,376,540	1,982,437
Goodwill	260,318	179,239
Investment in non-consolidated entities	6,729	40,594
Total Noncurrent Assets	2,964,305	2,220,265

Total Assets	$ $ 3,652,210	$4,132,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of credit - Bank	$312,483	$194,139
Accounts payable and accrued liabilities	571,501	377,561
Gaming accounts balances	274,942	352,605
Taxes payable	165,166	121,531
Bank loan payable	—	56,286
Advances from stockholders	191,675	65,717
Liability in connection with acquisition-Advances from Newgioco	327,536	—
Debenture, net of discount	112,848	141,346
Derivative liability	28,375	15,397
Promissory note payable	294,368	436,796
Other current liabilities	1,450	22,898
Total Current Liabilities	2,280,344	1,784,276

Long term liabilities	67,532	52,912
Total Liabilities	2,347,876	1,837,188

Stockholders' Deficiency
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 24,126,088 and 20,675,800 shares issued and outstanding	2,413	2,327
Additional - paid in capital	10,472,501	9,525,357
Accumulated other comprehensive income	124,265	39,880
Accumulated deficit	(9,294,845)	(7,272,182)
Total Stockholders' Equity	1,304,334	2,295,382

Total Liabilities and Stockholders’ Equity	$3,652,210	$4,132,570

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2015	2014
Revenue	$4,872,902	$1,741,531

Costs and expenses
Selling expenses	3,663,165	1,448,653
General and administrative expenses	2,837,800	892,781
Total Costs and Expenses	6,500,965	2,341,434

Loss from operations	(1,628,063)	(599,903)
Other Expenses (Income)
Interest expense, net of interest income	205,355	24,066
Changes in fair value of
derivative liabilities	22,808	(1,233)
Imputed interest on
related party advances	5,309	11,972
Allowance for deposit on acquisition	94,952	655,976
Impairment on investment	30,185	875,459
Total Other Expenses	358,609	1,566,240

Loss before income taxes	(1,986,672)	(2,166,143)

Income taxes	35,991	5,091

Net loss	(2,022,663)	(2,171,234)

Other Comprehensive Income
Foreign currency translation adjustment	84,385	39,880

Comprehensive loss	(1,938,278)	(2,131,354)

Basic and fully diluted loss from operations	$(0.08)	$(0.11)
Weighted average number of common shares outstanding Basic and diluted	23,412,131	20,093,893

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2013	18,675,800	$1,868	$4,924,844	$—	$(5,100,948)	$(174,236)

Shares issued for acquisition	1,020,000	102	1,019,898			1,020,000
Shares issued for repayment of debt	357,150	36	357,114			357,150
Shares issued for services	542,850	54	542,796			542,850
Shares issued for cash	2,669,000	267	2,668,733			2,669,000
Imputed interest on stock advances			11,972			11,972
Foreign currency translation adjustment				39,880		39,880
Net Loss					(2,171,234)	(2,171,234)

Balance at December 31, 2014	23,264,800	2,327	9,525,357	39,880	(7,272,182)	2,295,382

Shares issued for repayment of debt	332,350	33	345,611			345,644
Shares issued for services	311,500	31	321,969			322,000
Shares issued for warrants exercised	62,438	6	64,344			64,350
Common stock sold for cash	155,000	16	154,984			155,000
Imputed Interest on stockholder advances			5,272			5,272
Beneficial conversion value of debt			54,964			54,964
Foreign currency translation adjustment				84,385		84,385
Net loss		—	—		(2,022,663)	(2,022,663)

Balance at December 31, 2015	24,126,088	$2,413	$10,472,501	$124,265	$(9,294,845)	$1,304,334

See notes to consolidated financial statements

Empire Global Corp.

Statement of Cash Flows

	Years ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(2,022,663)	$(2,171,234)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	429,210	101,145
Amortization of deferred costs	31,738	403
Non-cash interest	113,456	7,975
Imputed interest	5,309	11,972
Changes in fair value of derivative liabilities	22,808	(1,233)
Non-cash commission and legal fees related to debenture	5,000	—
Loss on disposal of intangible assets	—	16,318
Impairment of assets	125,137	1,531,435
Amortization of expenses paid in stock	362,749	230,350
Bad debt	354,678	—

Changes in operating assets and liabilities
Prepaid expenses	(20,025)	(12,738)
Accounts payable and accrued liabilities	249,724	(79,358)
Gaming accounts receivable	(196,648)	(41,734)
Gaming account liabilities	(42,409)	4,276
Taxes payable	96,950	18,628
Other current assets	(20,433)	(9,809)
Due from affiliates	—	(266,536)
Other current liabilities	(6,415)	28,209
Long term liability	4,944	21,497
Net cash used in operating activities	(506,890)	(610,434)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(27,922)	(724)
Acquisition of intangible assets	(88,800)	—
Cash acquired on acquisition	14,382	4,635
Cash paid for acquisition	(189,350)	(620,700)
Proceeds from matured corporate bond	355,200	—
Increase in restricted cash	(235,535)	—
Deposit on acquisitions	(61,652)	(721,191)
Investment in non-consolidated entities	—	(875,459)
Net cash used in investing activities	(233,677)	(2,213,439)

Cash Flows from Financing Activities
Proceeds (repayment) of bank credit line, net	140,201	(129,028)
Repayment to bank loan	(51,324)	(71,902)
Proceeds from debenture and convertible notes issued, net of commission	222,020	139,500
Proceeds from promissory notes	336,233	436,796
Repayment of promissory notes	(328,661)	—
Repayment of convertible notes and debenture	(265,000)	—
Proceeds from issuance of common stock	155,000	2,669,000
Advances from stockholders, net of repayment	281,054	208,863
Net cash provided by financing activities	489,523	3,253,229

Effect of change in exchange rate	(13,868)	(7,080)

Net increase in cash	(264,913)	422,276
Cash - beginning of year	422,276	—
Cash - end of year	$157,363	$422,276

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$74,367	$18,055
Income Taxes	$15,765	$—
Supplemental cash flow disclosure for non-cash activities:
Common shares issued to related parties for repayment of debt	323,128	357,150
Common shares issued for repayment of debt	22,516	—
Common shares issued for cashless exercise of warrants	64,350	—
Common shares issued for acquisition of a subsidiary	—	2,000,000

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Nature of Business

Empire Global Corp. ("Empire" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 the Company changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

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

The Company had working capital deficit of $1,592,439 as of December 31, 2015, did not generate cash flow from operation and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Management plans to mitigate its losses in future years by significantly reducing its operating expenses, seeking out new business opportunities and attempting to raise debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing, reduce its operating expenses or be successful in maintaining a viable business.

3. Summary of Significant Accounting Policies

a) Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company transactions are eliminated upon consolidation.

b) Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is not being amortized, but is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

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

f) Revenue Recognition

Revenues from sports-betting, casino, cash and skill games; slots, bingo and horse race wagers represent the gross pay-ins (also referred to as Turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2015 and 2014, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

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

i) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company has no cash equivalents as of December 31, 2015 and 2014.

The Company primarily places its cash with high-credit quality financial institutions, one of which is located in the United States and is insured by the Federal Deposit Insurance Corporation for up to $250,000 and another which is located in Italy and is insured by the Italian government.

j) Gaming accounts receivable & allowance for doubtful accounts

Gaming accounts receivable represents gaming deposits made by customers to their gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly in cash at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that an allowance for doubtful accounts for the amount of EUR 319,530 (approximately U.S. $354,678) is needed for the gaming accounts receivable balances as of December 31, 2015. The Company does not require collateral to support customer receivables.

k) Gaming account balances

Gaming account balances represent customer balances, including winnings and deposits, that are held as credits in gaming accounts and have not as of yet been used or withdrawn by the customers. Customers can request payment from the Company at any time and the payment to customers can be made through bank wire, credit card, or actual cash disbursement from one of our locations. Gaming account credit balances are non-interest bearing.

l) Property, plant and equipment

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

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

Trademarks / names	14 years
Office equipment	5 years
Office furniture	8 1/3 years
Signs and displays	5 years

m) Intangible Assets

Intangible assets are amortized on a straight-line basis over their remaining useful life and consist of the following:\

Websites	5 years
ADM license	7 years
Location contracts	7 years
Customer relationships	15 years

We evaluate intangible assets for impairment on an annual basis, and do so during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only where the fair value is less than carrying value.

n) Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The carrying value of the Company's short term investments, prepaid expenses, accounts receivables, and sundry assets, accounts payable and accrued charges, gaming account balance, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

The warrant liabilities and derivative liability in connection with the conversion feature of the convertible debt are classified as a level 3 liability, and are the only financial liability measured at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2013
Issued during the year ended December 31, 2014	$16,630
Change in fair value recognized in operations	(1,233)
Balance at December 31, 2014	15,397
Issued during the year ended December 31, 2015	54,520
Exercised during the year ended December 31, 2015	(64,350)
Change in fair value recognized in operations	22,808
Balance at December 31, 2015	$28,375

o) Investments in non-consolidated entities

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

The Company's investment in 2336414 Ontario Inc. and Veneto Banca were accounted for using the cost method of accounting. The Company monitors its investment for impairment at least annually and make appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

p) Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records rent expense on the straight line method. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account and is included in accrued expenses and other current liabilities.

All lease agreements of the Company as lessees are accounted for as operating leases as of December 31, 2015 and 2014.

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

In Italy, tax years beginning 2010 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

r) Promotion, Marketing, and Advertising Costs

The costs of promotion, marketing, and advertising are charged to expense as incurred.

s) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

The Company adopted FASB ASC 220-10-45, "Reporting Comprehensive Income". ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments.

t) Use of estimates

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

u) Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4. Acquisition of Offline (Land-based) Gaming Assets

(a) Multigioco Srl.

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

Based on the Share Purchase Agreement to acquire Multigioco, the Company will pay EUR 1,000,000 (approximately U.S. $1,336,600 using the exchange rate at the closing date) in consideration for 100% shares of Multigioco at closing. In Lieu of the cash consideration due at closing, the Company issued 2,000,000 restricted shares of Empire's common stock, which was valued at a fair market value of $1.00 per share. As stated in the Agreement, the shareholders of Multigioco have the option to give back those shares in exchange for the cash consideration no later than 90 days from the closing of this Agreement. The parties have informally agreed to extend the option indefinitely. On October 24, 2014, the Company paid EUR 490,000 (approximately U.S. $620,700) to reacquire 49% (or 980,000 shares) of the shares issued to Multigioco shareholders. The cash paid for reacquiring those shares was treated as measurement period purchase price adjustment.

The acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Multigioco are included in the Consolidated Balance Sheet as of December 31, 2014 and the results of the Multigioco operations subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss.

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

			Useful life

Current Assets	$441,049
Property, plant and equipment	22,779
Investment	442,376

Identifiable intangible assets
Trademarks / names:	110,000		14 years
Websites:	40,000		5 years
AAMS license:	490,000		7 years
Location contracts:	1.000,000		7 years
Customer relationships:	440,000		15 years
Total identifiable intangible assets		$2.080.000

Liabilities assumed		(1,554,743)
Net		$1,461,461

Total identifiable assets less net liabilities		$747,475

Goodwill		179,239
Total purchase price		$1,640,700

(b) Rifa Srl. And Newgioco Srl.

On January 1, 2015 the Company completed the acquisition of Rifa, an inactive legal entity incorporated in Italy. Rifa's assets include a "Monti license" and 1 Diritti Negozio Sportivo (“Agency”) Concession right that enables the Company to operate Agency locations. During the year ended December 31, 2014 Multigioco paid EUR 51,506 (approximately U.S. $62,300) towards the acquisition of Rifa, which was classified as deposit on acquisitions at December 31, 2014. The Company paid EUR 30,000 (approximately U.S. $36,300) towards the purchase price of Rifa and also advanced EUR 21,506 (approximately U.S. $26,000) for payments of debts of Rifa.

Also on January 1, 2015, Multigioco purchased offline gaming assets of Newgioco, which included a Bersani license along with 3 Diritti Punto Sportivo (“Corner”) rights to operate under Multigioco, and Rifa purchased 1 Agency right from Newgioco to operate under Rifa’s Monti license. Pursuant to the agreement Rifa assumed the lease on the Newgioco Agency premises. The purchase price paid to Newgioco also includes equipment and assets related to each of the Corner and Agency locations.

Newgioco is an Italian gaming company which is 50% owned by Laura Tabacco an Italian citizen and 50% owned by Beniamino Gianfelici, who along with his daughter owned 100% of Multigioco prior to its acquisition by Empire.

Rifa was a privately owned, inactive Italian gaming company which included a "Monti license" and 1 Diritti Negozio Sportivo (“Agency”) Concession Right. The Company acquired Rifa in order to develop its land-based gaming operations in Italy.

The Company agreed to pay Newgioco EUR 650,649 (approximately U.S. $787,158) which included EUR 450,000 (approximately U.S. $569,700) payable in 9 cash instalments of EUR 50,000 (approximately U.S. $63,308) each until paid in full and forgiveness of EUR 210,507 (approximately U.S. $256,251) in debt which was recorded as due from affiliates at December 31, 2014. As of December 31, 2015, the Company has paid EUR 144,000 (approximately U.S. $159,840) towards the cash purchase price. Additional payments of EUR 106,000 (approximately U.S. $116,923) and EUR 75,000 (approximately U.S. $82,729) were paid in February, 2016 and April 2016, respectively.

For accounting purposes, the purchase was accounted for using the acquisition method of accounting. The assets and liabilities of Rifa and Newgioco are included in the Consolidated Balance Sheet from the acquisition date and the results of the operation subsequent to the acquisition date are included in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2015.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The Company conducted an internal assessment on the fair value of the tangible and intangible assets acquired.

The following represents the purchase price allocation:

			Useful life

Total property, plant and equipment		$62,693

Identifiable intangible assets
Bersani license:	36,519		1.5 years
Monti license:	36,519		1.5 years
Corner concession rights:	57,381		5 years
Agency concession rights:	226,327		5 years
Customer relationships:	346,931		15 years
Total identifiable intangible assets		703,677

Net Liabilities assumed		(18,895)

Total identifiable assets less net liabilities		747,475

Goodwill		81,079
Total purchase price		$828,554

The unaudited pro forma combined historical results, as if  the above mentioned acquisitions had been acquired at the beginning of 2014 are as follows:

Year Ended
December 31,
2014

Revenue	$5,694,313
Costs and expenses	(6,423,165)
Other income (expenses)	(1,573,897)
Income tax	(8,609)
Net income (loss)	$(2,311,358)

5. Deposits on Acquisitions

Deposits on acquisitions includes the following:

	December 31,	December 31,
	2015	2014

Acquisition of Rifa Srl.	$—	$62,698
Acquisition of Streamlogue Holdings Ltd.	750,929	655,976
	750,929	718,674
Less allowance for doubtful account	(750,929)	(655,976)
	$—	$62,698

On January 1, 2015 the Company completed the acquisition of Rifa for EUR 51,506 (approximately U.S. $62,698). Rifa was an inactive legal entity with no business operations or locations, its only asset is a Monti license number 4583. Rifa was acquired to develop our land-based gaming business in Italy.

On September 1, 2014 the Company entered into a Share Purchase Agreement (SPA) to acquire Streamlogue Holdings Ltd. ("Streamlogue"), a Maltese licensed gaming company. The purpose of seeking the acquisition of Streamlogue is to expand our gaming products and services outside of the Italian operations of our subsidiary Multigioco. Under the terms of the SPA, the company agreed to pay EUR 600,000 (approximately U.S. $759,698) of outstanding debts of Streamlogue plus EUR 350,000 (approximately U.S. $443,157) in shares of the company payable on closing of the transaction.

The Company advanced $94,953 and $655,976 towards the acquisition of Streamlogue during the years ended December 31, 2015 and 2014, respectively. The advances were credited to the purchase price for Streamlogue of EUR 950,000 (approximately U.S. $1,202,855).

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company set up a 100% allowance on the advances made during the year ended December 31,  2015 and 2014.

6. Investment in Non-consolidated Entities

Investments in non-consolidated entities consists of the following:

	December 31,	December 31,
	2015	2014

2336414 Ontario Inc	$875,459	$875,459
Banca Veneto	6,729	40,594
	882,188	916,053
Less impairment	(875,459)	(875,459)
Total investment in non-consolidated entities	$6,729	$40,594

On December 9, 2014, the Company invested CDN $1,000,000 (approximately U.S. $875,459) in a private placement of common shares of 2336414 Ontario Inc. ("2336414") representing 666,664 common shares or 2.3% of 2336414. 2336414 is an Ontario corporation and the parent company of Paymobile Inc. a carrier-class, PCI compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll replacement and cheque replacement. The Company is in discussions to obtain a supplemental multi-currency payment processing system for our various clients and partners which may offer us unique, competitive, loyalty benefits in our markets.

The Company subscribed for 666,664 Units (CDN $1,000,000) (approximately U.S. $875,458), with each Unit being comprised of one (1) common share in the capital of 2336414 and one-quarter (1/4) of one common share purchase warrant, which will require four quarter warrants to acquire one additional common share in the capital of 2336414, for CDN $2.25 within 18 months after the closing of the Offering, or such longer period of time as 2336414 may determine.

The Company paid CDN $1,000,000 (approximately $875,459 USD) in cash, and obtained a promissory note from 2336414's subsidiary, Paymobile Inc. Please see Note 15 Promissory Notes Payable for information regarding this promissory note.

Since Paymobile has not produced any meaningful income, the Company has determined that it may not be able to realize its investment in 2336414 and has therefore decided to set up a 100% impairment on the investment made as of December 31, 2014. If the investment in 2336414 is unsuccessful, the Company may lose some or all of its investment in 2336414 Ontario Inc.

On December 31, 2015 the Company held $6,729 in shares of Banca Veneto SCpA. Banca Veneto is a private mutual enterprise organized under Italian banking laws. The Company recorded impairment of $30,185 on the investment during the year ended December 31, 2015.

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

7. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Veneto Banca Societa Cooperativa Per Azioni (“SCpA”) (“Veneto Banca”) as collateral against our operating line of credit with the Veneto Banca.

8. Investment in Corporate Bond

The investment in the corporate bond represents bonds issued by the Veneto Banca Societa Cooperativa Per Azioni ("SCpA"), an Italian bank, bearing interest from 3 - 4.2% that matured in November 2015.

9. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

10. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 450,000 (approximately U.S. $492,030) for Multigioco and EUR 50,000 (approximately U.S. 54,670) for Rifa from Veneto Banca in Italy. The line of credit is secured by restricted cash on deposit at Veneto Banca and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date.

11. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31,	December 31,
	2015	2014

Gold Street Capital Corp.	$138,228	$17,086
Doriana Gianfelici	53,447	48,631
Total advances from stockholders	$191,675	$65,717

During the year ended December 31, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Empire Global, advanced $271,214 to the Company, net of repayment of $65,404. On September 30, 2015, the Company issued 144,300 shares to Gold Street Capital Corp to pay $150,072 of the debt at the market price of $1.04 per share.

Also, Doriana Gianfelici advanced EUR 8,801 (approximately U.S. $9,770) to the Company during the year ended December 31, 2015. The amounts due to Gold Street Capital and Doriana Gianfelici at December 31, 2015 are non-interest bearing and due on demand.

On January 1, 2015 the Company acquired land-based gaming assets from Newgioco for a purchase price of EUR 650,649 (approximately U.S. $787,158) which included a forgiveness of EUR 210,507 (approximately U.S. $256,251) in debt due for the administrative services. Pursuant to the agreement with Newgioco, the Company made payments of EUR 150,443 (approximately U.S. $166,992) in the year ended December 31, 2015.

On February 13, 2015 the Company issued a Promissory Note for $150,000 to Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, with an interest at a rate of 2% per month on the outstanding balance due in full with the principal amount on the Maturity Date of May 15, 2015 which was extended by mutual consent. On September 30, 2015 the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to repay the debt, including principal and accrued interest of $173,016, in full.

On December 15, 2015 the Company issued a Promissory Note for $186,233 to Braydon Capital Corp. that bears interest at a rate of 1% per month on the outstanding balance due in full with the principal amount on the Maturity Date of December 15, 2016. Also, on December 15, 2015, the Company entered into a Securities Purchase Agreement with Braydon Capital Corp. for the purchase of 155,000 common shares for $155,000 at the fair market value of $1.00 per share.

12. Due from Affiliates

During the year ended December 31, 2014 Multigioco provided management, office space and utilities, business administration and services, as well as customer care call center (the "administrative services") to Newgioco, the former shareholder of Multigioco. Multigioco billed Newgioco, a related party, for EUR 210,507 for administrative services which was recorded as due from affiliates and a reduction of the administrative expenses.

As a result of the acquisition on January 1, 2015, the Company forgave EUR 210,507 (approximately U.S. $256,251) due from Newgioco for the administrative services, net of credit of EUR 9,858 (approximately U.S. $11,000), see Note 4.

13. Stockholders’ Equity

On September 15, 2015, the Company entered into a non-exclusive one year advisory agreement with Merriman Capital Inc. pursuant to which Merriman agreed to act as a capital markets advisor and placement agent to the Company. As consideration for these services, Merriman was paid a one-time retainer fee of 150,000 shares of the Company’s common stock with a fair market value of $140,985. In addition to the retainer fee, Merriman will receive performance-based compensation for services related to (1) completion of financing, and (2) if the Company qualifies for and completes an up-listing to any of the national markets designated as the NYSE, NYSE/AMEX, or NASDAQ. This amount is being amortized over one year term of this agreement. The unamortized balance of $99,666 is included in prepaid expenses on the accompanied balance sheet.

On September 30, 2015, the Company issued 21,650 shares at the market price of $1.04 per share to pay $22,500 of accounts payable to CorCapital Inc. in full.

On November 25, 2015, the Company entered into a non-exclusive financial advisory and placement agent agreement with National Securities Corp.. As consideration for these services, National was paid a one-time retainer fee of 50,000 shares of the Company’s common stock with a fair market value of $55,995. The unamortized balance of $50,323 is included in prepaid expenses on the accompanied balance sheet.

On December 24, 2015, the Company entered into a non-exclusive placement agent and investment banking agreement with JH Darbie & Co., Inc.. As consideration for these services, JH Darbie was paid a one-time retainer fee of 100,000 shares of the Company’s common stock with a fair market value of $115,990. The unamortized balance of $113,775 is included in prepaid expenses on the accompanied balance sheet.

On December 15, 2015, the Company entered into a Securities Purchase Agreement with Braydon Capital Corp. for the purchase of 155,000 common shares for $155,000 at the fair market value of $1.00 per share.

Please see Note11 and Note 13 of this form 10-K for additional common share transactions in the repayment of debt.

14. Debentures and Convertible Notes

Debentures outstanding include the following:

	December 31, 2015	December 31, 2014
April 2, 2015 Debentures
net of discount of $2,687	$40,336	$—
April 27, 2015 Debentures
net of discount of $2,816	31,602	—
July 9, 2015 Debentures
net of discount of $14,090	40,910	—
December 17, 2014 Debentures
net of discount of $8,654 (2014)	—	141,346
	$112,848	$141,346

April 2, 2015 Debentures

On April 2, 2015, the Company issued debentures to a group of accredited investors to purchase 5 unsecured Debenture Units for gross proceeds of $25,000 and 5 Debenture Units for gross proceeds of CDN$25,000 (approximately U.S. $18,400). Each Debenture Unit is comprised of (i) a $5,000 and CDN $5,000 debenture respectively, bearing interest at a rate of 15% per annum, maturing one (1) year from the date of issuance and (ii) 500 warrants which may be exercised at the lower of (a) $1.25 and CDN $1.25 respectively and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company per warrant to receive one common share prior to April 2, 2017. On April 2, 2016, the maturity date, the Company paid the amounts due in full of $28,770 and CDN $28,770 (approximately US $22,141). See also Note 20 Subsequent Events.

April 27, 2015 Debentures

On April 27, 2015, the Company issued debentures to a group of accredited investors to purchase 4 unsecured Debenture Units for gross proceeds of $20,000 and 4 unsecured Debenture Units for gross proceeds of CDN$20,000 (approximately U.S. $15,224). Each Debenture Unit is comprised of (i) a $5,000 and CDN$5,000 debenture respectively, bearing interest at a rate of 15% per annum, maturing one (1) year from the date of issuance and ii) 500 warrants which may be exercised at the lower of (a) $1.25 and CDN$1.25 respectively and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company per warrant to receive one common share prior to April 27, 2017.

December 17, 2014 Debentures

On December 17, 2014, the Company issued debentures to a group of accredited investors to purchase 30 unsecured Debenture Units for gross proceeds of $150,000. Each Debenture Unit is comprised of (i) a $5,000 debenture bearing interest at a rate of 24% per annum, maturing one (1) year from the date of issuance and (ii) 500 warrants which may be exercised at $1.50 per warrant to receive one common share prior to December 17, 2016. On December 17, 2015 the Company paid the amount due in full of $150,000 plus accrued interest of $36,000.

The Company paid commissions of $3,135, $2,546, and $10,500 for the April 2, 2015, April 27, 2015, and December 17, 2015 debentures. The commissions related to the debentures were amortized over the life of the debentures.

June 18, 2015 Convertible Promissory Note

On June 18, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest rate of 10% per annum to purchase a gross amount of $330,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. On the Closing Date the Company received the initial cash purchase price of $115,000 which includes $10,000 OID and $5,000 for legal fees incurred by the Company as well as two Investor Notes of $100,000 each bearing interest of 8% per annum. On December 14, 2015, the cashless warrant was exercised and the Company issued 62,438 shares. The Note was pre-paid on December 15, 2015. The total amount of pre-payment was $155,233, including interest and penalties. See also Note 20 Subsequent Events.

July 9, 2015 Convertible Promissory Note

On July 9, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest of 10% per annum to purchase a gross amount of $220,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. The Note is convertible to shares of common stock of the Company at a price equal to the lower of $0.80 or 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the Investor elects to convert all or part of the Note. On July 21, 2015, the Closing Date, the Company received an initial consideration of $55,000, which includes an OID of $5,000. This initial consideration is a debenture. As of December 31, 2015, the Company has yet to issue the remaining authorized value of the Note. The Company is not required to make payments against the Note and may pre-pay the Note for 180 days after issue. The Note was pre-paid on January 14, 2016. The total amount of pre-payment was $90,750, including interest and penalties. See also Note 20 Subsequent Events.

The Company paid commissions of $8,000 and $4,000 for the June 18 and July 9, 2015 Notes, respectively. The Company also paid commissions of 7,500 shares of common stock at a price of $0.80 per share or $6,000 and 4,000 shares of common stock at a price of $0.75 per share or $3,000 related to the June 18 and July 9, 2015 Notes, respectively. The commissions related to the notes were amortized over the life of the notes.

Warrants issued in relation to the debentures and promissory notes are discussed in Note 16.

15. Promissory Notes Payable

Promissory Notes include the following:

	December 31,	December 31,
	2015	2014

Braydon Captial Corp.	$186,233	$—
2336414 Ontario Inc.	108,135	436,796
	$294,368	$436,796

On December 9, 2014 the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) Paymobile Inc., a subsidiary of 2336414 Ontario Inc (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance to be paid in instalments as follows:

- CDN $200,000 on December 31, 2014

- CDN $150,000 on January 31, 2015

- CDN $150,000 on February 28, 2015

As of the date of this filing, the final payment of CDN $150,000 remains due. The Company and 2336414 have agreed in writing to extend the due date until June 30, 2016 unless further extend by mutual consent.

See Note 11 for information regarding the promissory note obtained from Braydon Capital Corp.

16. Warrants

The Company has determined that the warrants issued in connection with the debentures on April 2, 2015 and April 27, 2015 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Debenture	Fair Value

July 9, 2014	$7,630
December 17, 2014	$8,999
April 2, 2015	$4,291
April 27, 2015	$4,264
June 18, 2015	$45,964

The following assumptions were used to calculate the fair value:

		Common
Warrant	Exercise	Stock			Dividend	Interest	Forfeiture
Date	Price per/sh	Price per/sh	Volatility	Term	Yield	Rate	Risk

July 9, 2014	$1.00	$1.09	628%	2 yrs	0%	0.91%	0%
December 17, 2014	$1.50	$0.60	580%	2 yrs	0%	0.91%	0%
April 2, 2015	$1.25	$0.90	392%	2 yrs	0%	0.91%	0%
April 27, 2015	$1.25	$1.10	392%	2 yrs	0%	0.91%	0%
June 18, 2015	$1.00	$0.80	392%	3 yrs	0%	0.91%	0%

The fair value of the warrants has been recorded as a debt discount, which is to be amortized as interest expense over the life of the Debentures.

A summary of warrant transactions during the year ended December 31, 2015 is as follows:

		Weighted Average	Weighted
	Warrant	Exercise Price	Average
	Shares	Per Common Share	Life
Outstanding at January 1, 2014	—	—	—
Issued	22,000	$1.34	2.00
Exercised	—	—	—
Expired	—	—	—
Outstanding at January 1, 2015	22,000	$1.34	1.85
Issued	66,200	$1.25	1.29
Exercised	57,500	$1.03	—
Expired	—	—	—
Outstanding at December 31, 2015	30,700	$1.32	1.02
Exercisable at December 31, 2015	30,700	$1.32	1.02

The following assumptions were used to calculate the fair value of warrants at December 31, 2015:

Exercises price	$1 - $1.50
Common stock price per share	$1.15
Volatility	264.12%
Weighted average life	1.02 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

17. Revenues

The following table sets forth the breakdown of gaming revenues for the years ended December 31, 2015 and December 31, 2014:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Turnover
Turnover web-based	$72,671,853	$30,445,330
Turnover land-based	4,685,660	—
Total Turnover	$77,357,513	$30,445,330

Winnings/Payouts
Winnings web-based	67,722,378	28,330,799
Winnings land-based	3,758,216	—
Total Winnings/payouts	71,480,594	28,330,799

Gross Gaming Revenues	$5,876,919	$2,114,531

Less: ADM Gaming Taxes	1,169,322	382,310
Net Gaming Revenues	$4,707,597	$1,732,221
Add: Commission Revenues	165,305	9,310
Total Revenues	$4,872,902	$1,741,531

Turnover represents the total of bets processed for the period.

18. Commitments and Contingencies

The Company remains contingently liable for an office rental agreement that is renewed yearly.

There are no legal actions, lawsuits or disputes related to Company as of the date of the financial statements.

19. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2015 and December 31, 2014.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	Year Ended,
	2015	2014

U.S. Statutory rate	$(695,335)	$(730,328)
Tax rate difference between Italy and U.S.	2,884	(42,317)
Change in Valuation Allowance	685,233	777,736
Permanent difference	43,249	—
Effective tax rate	$35,991	5,091

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $8.8 million as of December 31, 2015. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the year ended December 31, 2015 because it has been fully offset by a valuation allowance.

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

The provisions for income taxes consist of currently payable Italian income tax.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31,
	2015	2014

Net loss carryforward – Foreign	$6,906	$—
Net loss carryforward – US	3,097,131	2,563,068
	3,104,037	2,563,068
Less valuation allowance	(3,104,037)	(2,563,068)
Deferred tax assets	$—	$—

20. Subsequent Events

a.	On January 14, 2016 the Company paid all amounts due and owing under the convertible promissory note dated July 9, 2015. As a result, as of the termination date, the note is no longer outstanding and interest ceased to accrue.

b.	On February 29, 2016 the Company closed a Securities Purchase Agreement with an unaffiliated private investor to raise up to $750,000 due 12 months after the closing date bearing interest at a rate of 12% per annum. The Company received gross proceeds from the initial private placement of $600,000, less commission fees of $60,000.

The Company also issued to the investor a Warrant to purchase 130,435 shares of the Company's common stock. The Warrant is exercisable for a period of three years at a price of $1.15 per share on a cash basis. If the investor elects to exercise the warrant on a cashless basis, the Company will issue a warrant in substantially identical form to the Warrant to purchase an additional 65,518 shares that must be exercised at a price of $2 per share in cash for each two warrant shares exercised on a cashless basis. In the event that the price of the Company's Common Stock for a period of ten consecutive trading days closes at more than $4.00 per share, the Company may accelerate the Investor's right to exercise the Warrant Shares remaining on a cashless basis.

c.	On March 14, 2016, the Company entered into a Mutual Release Agreement with Typenex Co-Investment, LLC to extinguish future “true-up” provisions contained within the Convertible Note dated June 18, 2015 and the Transfer Agent Reserve shares related to the Note. Pursuant to the agreement, the Company issued 14,885 shares of common stock to Typenex Co-Investment, LLC.

d.	On April 2, 2016, the maturity date, the Company paid the amounts due in full under the April 2, 2015 debentures for $27,779 and CDN $28,770 (approximately U.S. $22,141).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Annual Evaluation of Disclosure Controls

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), who are the same person, to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name	Age	Position	Date First Elected

Michele Ciavarella	53	Chairman, Director	June 6, 2011
		Chief Executive Officer
		Principal Financial Officer

Alessandro Marcelli	46	Director	Feb. 23, 2015
		President

Beniamino Gianfelici	62	Director	August 8, 2015
		VP Legal Affairs

Graham Martin	60	Director	November 20, 2015
		VP International Development

Identity of Significant Employees

Our Chief Executive Officer, Michele Ciavarella, provides a key managerial role and performs duties related to our regulatory filing requirements and corporate oversight and guidance.

Alessandro Marcelli is expected to perform a key role with the development of our gaming business in Italy. Both Mr. Ciavarella and Mr. Marcelli are expected to make a significant contribution to the business.

Family Relationships

Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici, the founders of Multigioco. On February 23, 2015, the Company appointed Mr. Marcelli as our President.

Executive Resumes

Michele Ciavarella has served in various roles and executive capacities since 2004 and was appointed as our Chairman and CEO in 2011. From 2004 to 2011 Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publically listed companies as well as business development officer for a family business in the commercial retail fixture industry. From 1990 to 2004, Mr. Ciavarella served as a senior executive, financial planner and life insurance underwriter with Dagmar Insurance Services and financial advisor with Manulife Financial. Mr. Ciavarella graduated from Laurentian University with a Bachelor of Science degree in Liberal Sciences with studies in mining engineering.

Mr. Ciavarella has over 25 years of executive, c-level and senior board level experience along with practical and lean business process management skill.

Alessandro Marcelli serves as our President and brings 20 years of professional experience in the technology industry having a broad range of applicable cross border experience including a key role as Project Manager of Software with NATO in 1996 working within the Turkish Army. He was employed with Vodafone Group PLC from 1997 through 2010 as manager of the operational and maintenance center for central and south Italy operations.

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Since 2007, Mr. Marcelli has been the COO and Managing Director of Multigioco and has been instrumental in its growth, expanding the Newgioco/Multigioco brand to over EUR 80 Million in gross annual gaming turnover during his tenure.

Mr. Beniamino (Benji) Gianfelici is the founder and director Newgioco and serves as our director and Vice President of Legal Affairs. Prior to establishing Newgioco in the gaming business in 1996, Mr. Gianfelici, formed and operated a major construction enterprise which designed, engineered and constructed a number of prominent buildings in Rome, Italy. He brings over 35 years of experience in gaming operations in Italy along with a wealth of business associations in the broader industry. In addition, Mr. Gianfelici brings to the Company relationships in several key centers around Italy.

Graham Martin serves as our director and VP of International Development He is a third generation retail bookmaker and widely recognized expert in the online gaming industry. Mr. Martin brings over three decades of experience and knowledge to our board and management team. His responsibility is to attract human and financial capital to foster consolidation synergies for Empire in regulated gaming jurisdictions within which he is well versed and respected. Previously, Mr. Martin served as Chairman of Probability Games Corporation and AIM listed company from August 2006 and in 2011, founded and owned Scotbet International Limited, the largest Scottish retail bookmaking company and currently serves as a director to gaming specialist firms Cardinal House Group Pty Ltd in Australia and Catalyst Gaming Corporation Limited based in Hong Kong, as well as a number of gaming companies with a presence in European countries, Asia, and North America.

Involvement in Certain Legal Proceedings

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

No current director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, with the exception of the specific temporary restrictions limited to Canada mutually agreed to between Mr. Ciavarella and the Ontario Securities Commission.

No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3 (e) promulgated under the Securities Exchange Act of 1934, which the exception of Braydon Capital Corp. and Gold Street Capital Corp., the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Nomination Procedure for Directors

The Company has adopted a nominee committee charter; however, due to our limited operations, the Company does not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by the board of directors.

Identification of Audit Committee

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board. The Company has no independent directors.

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

Code of Ethics

On August 31, 2015, our board of directors adopted an amendment to the Company's Code of Business Conduct. The Company first adopted a Code of Ethics on December 31, 2005 and was filed as an exhibit to our Annual Report on Form 10-K on April 18, 2006. The August 31, 2015 amendment updates of the Code of Business Conduct in its entirety and adds a Whistleblower Policy and a Political Contribution Policy section that were not previously included. The amendment also expands on the Company's other Code of Business Conduct sections such as the confidentiality and compliance with laws, rules and regulations sections.

In addition to amending the Company's Code of Business Conduct, the Company also adopted Corporate Governance Guidelines to assist the Board in fulfilling its oversight responsibilities in reviewing financial information, systems of internal control, and the Company's audit and financial reporting processes.

Copies of the Corporate Governance guidelines and amended Code of Business Conduct are available on the Company's website www.emglcorp.com, under "Investor Relations" and are incorporated by reference to this Form 10-K. The Company will provide a copy of the Code of Business Conduct to any person without charge, upon request. Requests can be sent to: Empire Global Corp., 671 Westburne Dr., Concord, Ontario, L4K 4Z1, Canada, Attention: CEO.

Item 11. Executive Compensation

The following table sets out compensation and awards paid to our officers and directors during the past two years.

SUMMARY COMPENSATION TABLE

Non-equity Nonqualified

Name and Stock Option Incentive Plan Deferred All Other Total

principal Salary Bonus Award(s) Award(s) Compensation Compensation Compensation Compensation

position Year ($) ($) ($) ($) ($) ($) ($) ($)

------------------------------------------------------------------------------------------------------------------------------------------------------------------

Michele Ciavarella, CEO, CFO

Chairman

2015 120,000 0 0 0 0 0 0 120,000

2014 90,000 0 0 0 0 0 0 90,000

Alessandro Marcelli, President

Director

2015 42,900 0 0 0 0 0 0 42,900

2014 42,900 0 0 0 0 0 0 42,900

Beniamino Gianfelici, VP Legal Affairs

Director

2015 0 0 0 0 0 0 0 0

Graham Martin, VP Business Development

Director

2015 0 0 0 0 0 0 0 0

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

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

Compensation of Directors

Currently, there are no arrangements between the Company and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors. No payments have been made to our directors for their services as directors that have not been previously reported by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The tables below set forth, as of March 31. 2016, the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is 671 Westburne Dr., Concord, Ontario L4K 4Z1, Canada.

Name and Address

Title of Class of Beneficial Owner Amount Percent of Class

---------------- ----------------------------- ----------- --------------------

Common Gold Street Capital Corp.

155 Mary Street, Zephyr House

Georgetown, Grand Cayman 17,651,020 73.1%

Common Alessandro Marcelli

Roma, Via Tuscolana, 72 1,000,000 4.1%

Common Mississaugas of the New Credit

First Nation

2789 Mississauga Road RR#6

Hagersville, Ontario 2,669,000 11.1%

Gold Street Capital Corp is a company owned by Gilda Ciavarella, the spouse of our Chairman and CEO, Michele Ciavarella. Michele Ciavarella disclaims any beneficial ownership over the shares of the Company held by Gold Street Capital Corp.

The Mississaugas of the New Credit First Nation is an autonomous First Nation situated in Ontario, Canada governed by a Chief and Counsel Board with approximately 2,324 total registered community and extra-community citizens. Additional information about the Mississaugas of the New Credit First Nation is available at http://www.newcreditfirstnation.com/

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address

Title of Class of Beneficial Owner Amount Percent of Class

---------------- ----------------------------- ----------- --------------------

Common Michele Ciavarella

Chairman, CEO, COO, CFO

671 Westburne Dr.

Concord, Ontario, L4K 4Z1 0 0%

Common Alessandro Marcelli

President

Roma, Via Tuscolana, 72 1,000,000 4.14%

Common Beniamino Gianfelici

Director, VP

Roma, Via Mario Chiri 3 0 0%

Common Graham Martin

Director, VP

London, Piccadilly 0 0%

Common Total shares owned by officers

and directors of the Company

as a group. All directors and executive

officers (4 persons) 1,000,000 4.14%

The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 24,140,973 shares of common stock outstanding as of March 31, 2016

CHANGES IN CONTROL

None

Item 13. Certain Relationships and Related Party Transactions, Director Independence

In the last 2 years, there have been no transactions or proposed transactions in which the Company was or was to be a party where directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved.

The Company has no parent company and was not involved in any transactions or agreements with any promoters in the last five years.

No director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant that exceeded the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last two completed fiscal years, except for the following:

Please see Note 11 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding related party transactions.

Please see Note 12 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding amounts due from affiliates.

Promoters and control persons

During the past fiscal year, Michele Ciavarella has been a promoter of the Company’s business, however Mr. Ciavarella has not received anything of value from the Company or its subsidiaries nor is any person entitled to receive anything of value from the Company or its subsidiaries for services provided as a promoter of the business of the Company and its subsidiaries.

Director independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, the Company has adopted the definition of "independent director" as set forth in Rule 5605 of the NASDAQ stock market. In summary, an "independent director" means a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Empire's stock will not preclude a director from being independent.

In applying this definition, our board of directors has determined that no director qualifies as an "independent director" pursuant to Rule 5605 of the NASDAQ stock market.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $48,000 and $35,000 to Paritz and Co. PA in connection to audits for the years ended December 31, 2015 and 2014, respectively.

AUDIT RELATED FEES

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2015 and 2014.

TAX FEES

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees during 2015 and 2014 other than those previously disclosed.

ALL OTHER FEES

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2015 and 2014.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by Paritz and Co. PA were pre-approved by our Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

The exhibits required by Item 601 of Regulation S-K listed on the Exhibit Index are included herein.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-50045.

Exhibit Description Status

------- -------------- -------

The Company’s Code of Business Conduct and related documents are Conduct filed as an exhibit to the Company’s Form 8-K filed on September 04, 2015, and incorporated herein by reference.

14.1 Code of Business Filed

99.1 Board Mandate Filed

99.2 Individual Director Mandate Filed

99.3 Audit Committee Charter Filed

99.4 Audit Committee Chair Position Filed

99.5 Compensation Committee Charter Filed

99.6 Compensation Committee Chair Position Filed

99.7 Corporate Governance & Nominating Committee Charter Filed

99.8 Corporate Governance & Nominating Committee Chair Position Filed

99.9 Chairman of the Board Position Filed

99.10 President & CEO Position Filed

99.11 Policy for the Prevention of Money Laundering Filed

99.13 Improper Payments Policy Filed

99.14 Respectful Workplace Policy Filed

99.15 Disclosure Policy Filed

99.16 Insider Trading Policy Filed

99.17 Business Practices Policy Filed

99.18 Responsible Gaming Policy Filed

31 Certification of Principal Executive Officer and

Principal Financial Officer required under Rule 13a-14(a)

or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended. Included

32 Certification of Principal Executive Officer and Principal Financial Officer

pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GLOBAL CORP.

By: /s/ Michele Ciavarella Date: April 14, 2016.

---------------------------

Michele Ciavarella

Chairman of the Board, Chief Executive Officer

and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name Title Date

---------------------------------- --------------------------------------- ------------------

By: /s/ Michele Ciavarella Chief Executive Officer April 14, 2016

---------------------------

Michele Ciavarella

By: /s/ Alessandro Marcelli President April 14, 2016

---------------------------

Alessandro Marcelli

By: /s/ Beniamino Gianfelici VP Legal Affairs April 14, 2016

---------------------------

Beniamino Gianfelici

By: /s/ Graham Martin VP International Development April 14, 2016

---------------------------

Graham Martin