Form 10-K/A
period 2015-12-31
EMPIRE GLOBAL CORP.
filed 2016-04-18
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Empire Global Corp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016 is being filed for the purpose of correcting clerical errors, improving the appearance of tables and page numbering which may confuse the reader. These amendments and corrections do not affect the results of operations or amounts reported in the interim consolidated financial statements.

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

On February 13, 2015, the Company issued a Promissory Note for $150,000 to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, with an interest at a rate of 2% per month due in full on the maturity date of May 15, 2015 which was extended by mutual consent. On September 30, 2015, the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to repay the debt, including principal and accrued interest of $173,016, in full.

On December 15, 2015, the Company issued a Promissory Note for $186,233 to Braydon Capital Corp. that bears interest at a rate of 1% per month due in full on the maturity date of December 15, 2016. Also, on December 15, 2015, the Company entered into a Securities Purchase Agreement with Braydon Capital Corp. for the purchase of 155,000 common shares for $155,000 at the fair market value of $1.00 per share.

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

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

			Useful life

Current Assets		$441,049
Property, plant and equipment		22,779	4 – 10 years
Investment		442,376

Identifiable intangible assets
Trademarks / names:	110,000		14 years
Websites:	40,000		5 years
AAMS license:	490,000		7 years
Location contracts:	1.000,000		7 years
Customer relationships:	440,000		15 years
Total identifiable intangible assets		$2.080.000

Liabilities assumed		(1,554,743)
Total identifiable assets less net liabilities		$1,461,461

Goodwill		179,239
Total purchase price		$1,640,700

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

The following represents the purchase price allocation:

			Useful life

Total property, plant and equipment		$62,693	4 – 10 years

Identifiable intangible assets
Bersani license:	36,519		1.5 years
Monti license:	36,519		1.5 years
Corner concession rights:	57,381		5 years
Agency concession rights:	226,327		5 years
Customer relationships:	346,931		15 years
Total identifiable intangible assets		703,677

Net Liabilities assumed		(18,895)

Total identifiable assets less net liabilities		747,475

Goodwill		81,079
Total purchase price		$828,554

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

On February 13, 2015 the Company issued a Promissory Note for $150,000 to Braydon Capital Corp. a Company owned by Claudio Ciavarella, the brother of our CEO, with an interest at a rate of 2% per month due in full on the Maturity Date of May 15, 2015 which was extended by mutual consent. On September 30, 2015 the Company issued 166,400 shares at the market price of $1.04 per share to Braydon Capital Corp. to repay the debt, including principal and accrued interest of $173,016, in full.

On December 15, 2015 the Company issued a Promissory Note for $186,233 to Braydon Capital Corp. that bears interest at a rate of 1% per month due in full on the Maturity Date of December 15, 2016. Also, on December 15, 2015, the Company entered into a Securities Purchase Agreement with Braydon Capital Corp. for the purchase of 155,000 common shares for $155,000 at the fair market value of $1.00 per share.

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

On September 30, 2015, the Company issued 21,650 shares at the market price of $1.04 per share to pay $22,500 to CorCapital Inc. in full.

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

On December 9, 2014 the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) Paymobile Inc., a subsidiary of 2336414 Ontario Inc (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance to be paid in instalments as follows:

- CDN $200,000 on December 31, 2014

- CDN $150,000 on January 31, 2015

- CDN $150,000 on February 28, 2015

As of the date of this filing, the final payment of CDN $150,000  plus accrued interest remains due. The Company and 2336414 have agreed in writing to extend the due date until June 30, 2016 unless further extend by mutual consent.

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

Item 11. Executive Compensation

The following table sets out compensation and awards paid to our officers and directors during the past two years.

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other	Total
		Salary	Bonus	Award(s)	Award(s)	Compensation	Compensation	Compensation	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michele Ciavarella, CEO, CFO
Chairman
	2015	120,000	0	0	0	0	0	0	120,000
	2014	90,000	0	0	0	0	0	0	90,000

Alessandro Marcelli, President
Director
	2015	42,900	0	0	0	0	0	0	42,900
	2014	42,900	0	0	0	0	0	0	42,900

Beniamino Gianfelici, VP Legal Affairs
Director
	2015	0	0	0	0	0	0	0	0

Graham Martin, VP Business Development
Director
	2015	0	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class

Common	Gold Street Capital Corp.
	155 Mary Street, Zephyr House
	Georgetown, Grand Cayman	17,651,020	73.1%

Common	Alessandro Marcelli
	Roma, Via Tuscolana, 72	1,000,000	4.1%

Common	Mississaugas of the New Credit
	First Nation
	2789 Mississauga Road RR#6
	Hagersville, Ontario	2,669,000	11.1%

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class

Common	Michele Ciavarella
	Chairman, CEO, COO, CFO
	671 Westburne Dr.
	Concord, Ontario, L4K 4Z1	0	0%

Common	Alessandro Marcelli
	President
	Roma, Via Tuscolana, 72	1,000,000	4.14%

Common	Beniamino Gianfelici
	Director, VP
	Roma, Via Mario Chiri 3	0	0%

Common	Graham Martin
	Director, VP
	London, Piccadilly	0	0%

Common	Total shares owned by officers and directors of the Company as a group. All directors and executive officers (4 persons)	1,000,000	4.14%

The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 24,140,973 shares of common stock outstanding as of March 31, 2016.

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

Date: April 14, 2016	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Michele Ciavarella	Chief Executive Officer	April 14, 2016
Michele Ciavarella

By: /s/ Alessandro Marcelli	President	April 14, 2016
Alessandro Marcelli

By: /s/ Beniamino Gianfelici	VP Legal Affairs	April 14, 2016
Beniamino Gianfelici

By: /s/ Graham Martin	VP International Development	April 14, 2016
Graham Martin