Form 10-Q
period 2016-03-31
EMPIRE GLOBAL CORP.
filed 2016-05-11
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-50045

_________________

EMPIRE GLOBAL CORP.

(Exact name of registrant as specified in its charter)

_________________

Delaware	33-0823179
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

(Address of Principal Executive Offices) (Zip Code)

(647) 229-0136

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

There were 24,336,473 shares of Common Stock outstanding as of May 6, 2015.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL CORP.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EMPIRE GLOBAL CORP.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$178,188	$157,363
Gaming accounts receivable, net of allowance for doubtful accounts of $390,490 and $349,374 on March 31, 2016 and December 31, 2015	263,469	178,151
Prepaid expenses	295,008	310,407
Other current assets	35,380	36,725
Total Current Assets	772,045	682,646

Non-current Assets
Restricted cash	240,501	232,013
Property, Plant, and Equipment	90,844	88,705
Intangible assets	2,259,154	2,376,540
Goodwill	260,318	260,318
Investment in non-consolidated entities	6,975	6,729
Total Non-current Assets	2,857,792	2,964,305
Total Assets	$3,629,837	$3,646,951

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit - bank	$242,063	$312,483
Accounts payable and accrued liabilities	454,868	571,501
Gaming accounts balances	274,026	274,942
Taxes payable	221,212	165,166
Advances from stockholders	55,662	191,675
Liability in connection with acquisition – due to Newgioco	219,378	327,536
Debentures, net of discount	137,612	107,589
Derivative liability	464,843	28,375
Promissory notes payable	392,573	294,368
Other current liabilities	—	1,450
Total Current Liabilities	2,462,237	2,275,085

Long term liabilities	69,923	67,532
Total Liabilities	2,532,160	2,342,617

Stockholders’ Deficiency
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 24,336,473 and 24,126,088 issued and outstanding at March 31, 2016 and December 31, 2015	2,434	2,413
Additional paid-in capital	10,765,877	10,472,501
Accumulated other comprehensive income	107,050	124,265
Accumulated deficit	(9,777,684)	(9,294,845)
Total Stockholders’ Equity	1,097,677	1,304,334
Total Liabilities and Stockholders’ Equity	$3,629,837	$3,646,951

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$1,747,186	$1,227,131

Costs and Expenses
Selling expenses	1,228,220	896,971
General and administrative expenses	870,846	577,302
Total Costs and Expenses	2,099,066	1,474,273

Loss from Operations	(351,880)	(247,142)

Other Expenses (Income)
Interest expense, net of interest income	98,544	5,821
Changes in fair value of derivative liabilities	(4,428)	4,393
Imputed interest on related party advances	1,620	983
Allowance for deposit on acquisition	—	40,952
Total Other Expenses	95,736	52,149

Loss Before Income Taxes	(447,616)	(299,291)
Provision of Income Taxes	(35,223)	—
Net Loss	(482,839)	(299,291)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(17,215)	(63,557)

Comprehensive Loss	$(500,054)	$(362,848)

Basic and fully diluted loss from operations	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	24,336,473	21,225,427

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(482,839)	$(299,291)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	123,460	96,076
Amortization of deferred costs	18,982	2,589
Non-cash interest	64,023	2,194
Imputed interest on advances from stockholders	1,620	983
Changes in fair value of derivative liabilities	(4,428)	4,393
Impairment of assets	—	40,952
Stock issued for services	118,575	125,030
Bad debt	27,580	—

Changes in Operating Assets and Liabilities
Prepaid expenses	(108,333)	147,748
Accounts payable and accrued liabilities	(126,461)	58,741
Gaming accounts receivable	(104,281)	(39,325)
Gaming accounts liabilities	(10,682)	(8,422)
Taxes payable	48,596	34,734
Other current assets	2,616	(90,759)
Other current liabilities	(1,464)	(13,840)
Net Cash Provided by (Used in) Operating Activities	(433,036)	61,803

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(12,010)	(1,704)
Cash acquired on acquisition	—	15,772
Cash paid for acquisition	(116,939)	(63,308)
Deposit on acquisition	—	55,781
Net Cash Provided by (Used in) Investing Activities	(128,949)	6,541

Cash Flows from Financing Activities
Proceeds (repayment) of bank credit line, net	(79,672)	59,741
Repayment of bank loan	—	(37,489)
Proceeds from convertible notes issued	600,000	—
Proceeds from promissory notes, net of repayment	90,750	(168,430)
Repayment of convertible notes and debentures	(55,000)	—
Advances from stockholders, net of repayment	256	—
Net Cash Provided by (Used in) Financing Activities	556,334	(146,178)

Effect of change in exchange rate	26,476	(172,519)

Net increase (decrease) in cash	20,825	(250,353)
Cash – beginning of the period	157,363	422,276
Cash – end of the period	$178,188	$171,923

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$34,487	$396
Income Tax	$—	$—

Supplemental cash flow disclosure for non-cash activities
Common shares issued to related parties for repayment of debt	$138,225	$—

See notes to consolidated financial statements

EMPIRE GLOBAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015 as included in our Annual Report on form 10-K.

Nature of Business

Empire Global Corp. ("Empire" or the “Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp. and maintains its principal executive offices headquartered in Toronto, Canada.

The Company, through its wholly owned subsidiaries, Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, and Rifa Srl (“Rifa”) which was acquired on January 1, 2015, provides web-based and land-based gaming services, including a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy.

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficit of 1,690,192 as of March 31, 2016, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Certain amounts of prior periods were reclassified to conform with current period presentation.

b) Use of estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share based payment arrangements, determining the fair value of our common stock, the collectability of receivables and advances and deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

c) Goodwill

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

d) Business Combinations

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

e) Long-Lived Assets

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

f) Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including convertible notes and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2016 and 2015, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

h) Currency translation

Since the Company's subsidiaries operates in Italy, the subsidiaries functional currency is the Euro. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at period-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

i) Revenue Recognition

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

j) Gaming accounts receivable & allowance for doubtful accounts

Gaming accounts receivable represents gaming deposits made by customers to their gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly in cash at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that an allowance  EUR 344,530 (approximately U.S. $390,490) and EUR 319,530 (approximately U.S. 349,374) for doubtful accounts was needed for the gaming accounts receivable balances as of March 31, 2016 and December 31, 2015, respectively. The Company does not require collateral to support customer receivables.

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

l) Fair Value Measurements

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

The carrying value of the Company's short term investments, prepaid expenses, accounts receivables, other current assets, accounts payable and accrued liabilities, gaming account balance, and advances from shareholder approximate fair value because of the short term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the three months ended March 31, 2016	440,896
Exercised during the three months ended March 31, 2016	—
Change in fair value recognized in operations	(4,428)
Balance at March 31, 2016	$464,843

m) Income Taxes

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

n) Recent Accounting Pronouncements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of March 31, 2016, and December 31, 2015, we had $55,094 and $5,259, respectively, of unamortized debt issuance costs that were reclassified from prepaid expenses to a reduction in the carrying amount of the debentures and convertible notes payable. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

There are no other recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4) Intangible Assets

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015	Life (years)
Licenses	$960,652	$956,632	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	786,931	786,931	15
Trademarks/names	110,000	110,000	14
Website	40,000	40,000	5
	2,897,583	2,893,563
Accumulated amortization	(638,429)	(517,023)
Balance	$2,259,154	$2,376,540

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $121,405 and $93,753 in the three months ended March 31, 2016 and 2015, respectively.

5. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 450,000 (approximately U.S. $510,030) for Multigioco and EUR 50,000 (approximately U.S. $56,670) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date.

6. Liability in connection with acquisition – due to Newgioco

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price per purchase agreement between Newgioco and the Company’s subsidiaries. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco. During the three months ended March 31, 2016, the company paid EUR 106,000 (approximately $120,000) to Newgioco.

7. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2016	December 31, 2015
Gold Street Capital Corp.	$237	$138,228
Doriana Gianfelici	55,425	53,447
Total advances from stockholders	$55,662	$191,675

During the three months ended March 31, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $233 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,225 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced EUR 150 (approximately U.S. $170) to the Company during the three months ended March 31, 2016.

The amounts due to Gold Street and Doriana Gianfelici at March 31, 2016 were non-interest bearing and due on demand.

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp, a company owned by Claudio Ciavarella, the brother of our CEO, that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. (See Note 10).

The Company currently maintains an operating line of credit for its subsidiaries secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company. See also Note 5 Line of Credit - Bank.

8. Stockholders’ Equity

On March 8, 2016, the Company entered into a non-exclusive advisory agreement with Newbridge Securities Corp. (“Newbridge”). As consideration for these services, the Company agreed to pay Newbridge advisory fees of $15,000 and issue 50,000 restricted shares of common stock upon signing the agreement and 50,000 restricted shares of common stock upon the presentation of a Term Sheet. The Company paid $7,500 and issued 50,000 shares of common stock which were valued at the market price of $0.97 per share on March 8, 2016 and amortized over the service period of two months.

On March 14, 2016, the Company entered into a Mutual Release Agreement with Typenex Co-Investment, LLC to extinguish future “true-up” provisions contained within the Convertible Note dated June 18, 2015 and the Transfer Agent Reserve shares related to the Note. Pursuant to the agreement, the Company issued 14,885 shares of common stock to Typenex Co-Investment, LLC. Those shares were valued at market price on issuance date of $0.97 per share and recorded as an expense.

Please see Note 7 for additional common share transactions in repayment of debt.

9. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	March 31, 2016	December 31, 2015

April 2, 2015 Debentures, net of discount of $58 and $2,687	$43,876	$40,336
April 27, 2015 Debentures, net of discount of $644 and $2,816	35,100	31,602
July 9, 2015 Debentures net of discount of $0 and $14,090	—	40,910
February 29, 2016 Convertible Note, net of discount of $486,269	113,730	—
	192,706	112,848
Less: unamortized debt issuance costs	(55,094)	(5,259)
	$137,612	$107,589

April 2, 2015 Debentures

On April 2, 2015, the Company issued debentures to a group of accredited investors to purchase 5 unsecured Debenture Units for gross proceeds of $25,000 and 5 Debenture Units for gross proceeds of CDN $25,000 (approximately U.S. $18,400). Each Debenture Unit is comprised of (i) a $5,000 and CDN $5,000 debenture, respectively, bearing interest at a rate of 15% per annum, maturing one year from the date of issuance and (ii) 500 warrants to receive one common share per warrant prior to April 2, 2017, which may be exercised at the lower of (a) $1.25 and CDN $1.25, respectively, and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company. On April 2, 2016, the maturity date, the Company paid the amounts due in full of $28,770 and CDN $28,770 (approximately US $22,141)  including principle and accrued interest. See also Note 15 Subsequent Events.

April 27, 2015 Debentures

On April 27, 2015, the Company issued debentures to a group of accredited investors to purchase 4 unsecured Debenture Units for gross proceeds of $20,000 and 4 unsecured Debenture Units for gross proceeds of CDN$20,000 (approximately U.S. $15,224). Each Debenture Unit is comprised of (i) a $5,000 and CDN$5,000 debenture, respectively, bearing interest at a rate of 15% per annum, maturing one year from the date of issuance and (ii) 500 warrants to receive one common share per warrant prior to April 27, 2017, which may be exercised at the lower of (a) $1.25 and CDN$1.25, respectively, and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company.  On April 27, 2016, the maturity date, the Company paid the amounts due in full of $23,088 and CDN $23,088 (approximately U.S. $18,200) including principle and accrued interest. See also Note 15 Subsequent Events.

July 9, 2015 Convertible Promissory Note

On July 9, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest of 10% per annum to purchase a gross amount of $220,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. The Note was convertible to shares of common stock of the Company at a price equal to the lower of $0.80 or 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the Investor elects to convert all or part of the Note. On July 21, 2015, the closing date, the Company received an initial consideration of $55,000, which includes an OID of $5,000. This initial consideration is a debenture. The Note was pre-paid on January 14, 2016. The total amount of pre-payment was $90,750, including interest and penalties.

February 29, 2016 Convertible Promissory Note

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000, bearing an interest rate of 12% per annum and due on February 28, 2017. The Note is convertible to shares of common stock of the Company at the price of $0.85 per share with certain price adjustment clauses. The convertible promissory note was guaranteed by Confidi Union Impresa, an unrelated party. As part of purchase agreement, the Company also issued a warrant to purchase 130,435 shares of Company’s common stock at $1.15 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019.

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. (See Note 12).

The Company paid commissions of $8,000, $4,000, and $60,000 for the June 18, July 9, 2015, and February 29, 2016 Notes, respectively. The Company also paid commissions of 7,500 shares of common stock at a price of $0.80 per share or $6,000 and 4,000 shares of common stock at a price of $0.75 per share or $3,000 related to the June 18 and July 9, 2015 Notes, respectively. The commissions related to the notes were amortized over the life of the notes.

Warrants issued in relation to the debentures and promissory notes are discussed in Note 11.

10. Promissory Notes Payable

Promissory Notes include the following:

	March 31, 2016	December 31, 2015
Braydon Capital Corp	$276,983	$186,233
2336414 Ontario Inc.	115,590	108,135
	$392,573	$294,368

On December 9, 2014, the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance to be paid in installments as follows:

- CDN $200,000 on December 31, 2014

- CDN $150,000 on January 31, 2015

- CDN $150,000 on February 28, 2015

As of the date of this filing, the final payment of CDN $150,000 plus accrued interest remains due. The Company and 2336414 have agreed in writing to extend the due date until June 30, 2016 unless further extended by mutual consent.  Interest expense of $4,475 and $6,984 were recorded for the three months ended March 31, 2016 and 2015, respectively.

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp, a company owned by Claudio Ciavarella, the brother of our CEO that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. Interest expense of $7,869 was recorded for the three months ended March 31, 2016.

11. Warrants

On February 29, 2016, as per a Securities Purchase Agreement, the Company issued a warrant to purchase 130,435 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019 (See Note 9). The fair value of the warrants of $106,583 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at February 29, 2016:

Exercise price	$1.15
Common stock price per share	$0.90
Volatility	200.38%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

A summary of warrant transactions during the three months ended March 31, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life

Outstanding at December 31, 2015	30,700	$1.32	1.02
Issued	130,435	$1.15	3.00
Exercised	—	—	—
Expired	—	—	—
Outstanding March 31, 2016	161,135	$1.18	2.51

12. Derivative Liability and Fair Value

The Company has evaluated the application of ASC 815 Derivatives and Hedging and ASC 815-40-25 to the warrants to purchase common stock issued with the convertible notes and debentures. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

The Company accounted for the issuance of the convertible promissory note on February 29, 2016 in accordance with ASC 815” Derivatives and Hedging.” The note is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

The gross proceeds from the sale of the debentures are recorded net of $440,896 related to the conversion feature of the embedded conversion option and $90,506 allocated to the warrants issued.

The following assumptions were used to calculate the fair value of derivative liabilities at March 31, 2016:

Exercise price	$1.00-$1.50
Common stock price per share	$0.95
Volatility	194.79%
Weighted average life	2.51
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

13. Revenues

The following table sets forth the breakdown of gaming revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Turnover
Turnover web-based	$26,463,158	$16,754,945
Turnover land-based	1,472,198	634,810
Total Turnover	27,935,356	17,389,755

Winnings/Payouts
Winnings web-based	24,618,293	15,452,519
Winnings land-based	1,147,386	474,699
Total Winnings/payouts	25,765,679	15,927,218

Gross Gaming Revenues	2,169,677	1,462,537

Less: ADM Gaming Taxes	454,460	235,406
Net Gaming Revenues	1,715,217	1,227,131
Add: Commission Revenues	31,969	—
Total Revenues	$1,747,186	$1,227,131

Turnover represents the total bets processed for the period.

14. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2016 and March 31, 2015.

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

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.85%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	March 31, 2016	March 31, 2015

U.S. Statutory rate	$(124,831)	$(96,871)
Tax rate difference between Italy and U.S.	22,457	(5,613)
Change in Valuation Allowance	127,222	102,484
Permanent difference	10,375	—
Effective tax rate	$35,223	$—

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $9.3 million as of March 31, 2016. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. No tax benefit has been reported in the consolidated financial statements for the three months ended March 31, 2016 because it has been fully offset by a valuation allowance.

Utilization of NOLs is subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

Under Italian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, in the limit of 80% of taxable annual income (this restriction does not apply to the operating loss incurred in the first three years of the Company's activity, which are therefore available for 100% offsetting).

The provisions for income taxes consist of currently payable Italian income tax.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	March 31, 2016	March 31, 2015

Net loss carryforward - US	$3,276,183	$2,641,407
Less valuation allowance	(3,276,183)	(2,641,407)
Deferred tax assets	$—	$—

15. Subsequent Events

a.	On April 2, 2016, the maturity date, the Company paid the amounts due in full under the April 2, 2015 debentures for $28,770 and CDN $28,770 (approximately U.S. $22,141), including principle and interest accrued.

b.	On April 27, 2016, the maturity date, the Company paid the amounts due in full under the April 27, 2015 debentures for $23,088 and CDN $23,088 (approximately U.S. $18,200), including principle and interest accrued.

c.	On April 1 and April 4, 2016, the Company received the second tranche of proceeds of $150,000 less legal expenses of $15,000 due under the Convertible Promissory Note issued February 29, 2016. The Company paid commissions of $15,000 and issued warrants to the placement agent, to purchase 75,000 shares of the Company, which may be exercised at $1.15 per share prior to April 4, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Empire Global Corp. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim unaudited consolidated financial statements and related notes on this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

As of the date of this report, our subsidiaries owned and operated 1,067 web-based shops, 5 corners, and 2 agencies.

Our revenues are derived from our subsidiaries Multigioco and Rifa. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015.

Overall Results of Operations

As a result of the acquisition of Multigioco and Rifa, our business operations have changed. Accordingly, comparisons of our results of operations and cash flows periods prior to these acquisitions are generally not meaningful.

The Company has incurred substantial costs related to the acquisition of our new businesses and is subject to risks inherent in the establishment of a new business venture, including limited capital resources, possible delays in the decision and implementation of a new business plan. Our primary focus is on increasing revenues by capturing a larger market share by acquiring new clients and gaming locations.

Revenues

The Company generated revenues of $1,747,186 for the three months ended March 31, 2016, compared to $1,227,131 in revenues for the three months ended March 31, 2015. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products and services in Italy.

The increase in revenues in the three months ended March 31, 2016 over the same period ended March 31, 2015 was attributed to the growth in web-based locations and the addition of land-based gaming operations. The Company had 1,067 web-based shops, 5 corners and two agencies as of March 31, 2016, compared to 850 web-based shops, 3 corners and two agencies as at March 31, 2015.

The following table represents a detailed breakdown of revenue from our gaming operations for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Turnover
Turnover web-based	$26,463,158	$16,754,945
Turnover land-based	1,472,198	634,810
Total Turnover	27,935,356	17,389,755

Winnings/Payouts
Winnings web-based	24,618,293	15,452,519
Winnings land-based	1,147,386	474,699
Total Winnings/payouts	25,765,679	15,927,218

Gross Gaming Revenues	2,169,677	1,462,537

Less: ADM Gaming Taxes	454,460	235,406
Net Gaming Revenues	1,715,217	1,227,131
Add: Commission Revenues	31,969	—
Total Revenues	$1,747,186	$1,227,131

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $870,846 for the three months ended March 31, 2016, compared to general and administrative expenses of $577,302 for the three months ended March 31, 2015.

The Company's major general and administrative expenses for the three months ended March 31, 2016 were salaries of $122,124, cash and non-cash professional fees of $251,298, depreciation and amortization expenses of $123,460, and management fees of $30,000.  As compared to salaries of $105,912, cash and non-cash professional fees of $48,730, depreciation and amortization expenses of $96,076, and management fees of $30,000 for the three months ended March 31, 2015.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. During the three months ended March 31, 2016 and 2015, our selling expenses were $1,228,220 and $896,971, respectively. The increase was due to the expansion of operations from 850 web-based, 3 corner, and 1 agency locations during the three months ended March 31, 2015 to 1,067 web-based, 5 corner, and 2 agency locations during the three months ended March 31, 2016.

Interest Expenses, net of interest income

The Company had incurred interest expenses, net of interest income, of $98,554 for the three months ended March 31, 2016, compared to $5,821 in interest expense, net of interest income, for the three months ended March 31, 2015.

The increase in interest expense incurred is related to non-cash interest of $64,023 relating to the issuance of convertible debentures and interest accrued on debentures and promissory notes. Please see Note 9 and 10 of the consolidated financial statements.

The Company had recorded an imputed interest expense of $1,620 for the three months ended March 31, 2016, compared to an imputed interest expense of $983 for the three months ended March 31, 2015. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a gain of $4,428 for the three months ended March 31, 2016, compared to a loss of $4,393 for the three months ended March 31, 2015.

Net Loss

The Company had a net loss of $482,839, or $0.02 per share (basic and diluted) for the three months ended March 31, 2016, compared to a net loss of $299,291, or $0.02 per share (basic and diluted) for the three months ended March 31, 2015 respectively.

Other Comprehensive Income

Our other comprehensive income consists of foreign currency translation adjustments related to the effect of foreign exchange on our operations.

The Company's reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

The Company experienced a foreign currency translation adjustment expense of $17,215 for the three months ended March 31, 2016, compared to a foreign currency translation adjustment expense of $63,557 for the three months ended March 31, 2015.

Cash Flows from Operating Activities

The net cash used in operating activities for the three months ended March 31, 2016 was $433,036, compared to $61,803 in net cash provided by operating activities for the same period ended March 31, 2015. The change was due primarily to the increase in  net loss, prepaid expenses, accrued liabilities and gaming accounts receivable and reduction in other current assets.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended March 31, 2016 was $128,949, compared to $6,541 in net cash provided by investing activities for the same period ended March 31. 2015. The change was due primarily to an increase in cash paid for acquisitions and a reduction in deposits on acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $556,334, compared to $146,178 in net cash used in financing activities for the same period ended March 31, 2015. The change was due to the convertible promissory note and other notes issued during the three months ended March 31, 2016 of $690,750 net of repayments of notes and other borrowings of $134,672.

Liquidity and Capital Resources

Assets

At March 31, 2016, we had a total of $3,629,837 in assets compared to $3,646,951 in assets at December 31, 2015.

Liabilities

At March 31, 2016, we had $2,462,237 in current liabilities and $69,923 in long term liabilities, compared to current liabilities of $2,275,085 and long term liabilities of $67,532 at December 31, 2015. The increase in current liabilities was a result of the increase in financing received by the Company. See Note 9 and 10 of the notes to consolidated financial statements.

Working Capital

The Company had $178,188 in cash and cash equivalents at March 31, 2016, compared to $157,363 cash and cash equivalents at December 31, 2015. As of March 31, 2016, we have not generated revenues to cover our expenses, and we have a total accumulated deficit of $9,777,684.

We had $2,462,237 in current liabilities and $772,045 in current assets, as such we are left with a working capital deficit of $1,690,192 as of March 31, 2016.

We cannot assure you that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes, as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 500,000 (approximately $566,700 USD) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011, the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which was paid off in May 2015.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to the percentage ownership of our stockholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 5, 6, 9, 10, and 11 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Related party transactions consist of advances from and repayments to stockholders recorded as advances from stockholders as well as transactions between our subsidiary and New Gioco which we recorded as due to Newgioco.

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2016	December 31, 2015

Gold Street Capital Corp.	$237	$138,228
Doriana Gianfelici	55,425	53,447
Total advances from stockholders	$55,662	$191,675

During the three months ended March 31, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $233 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,225 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced EUR 150 (approximately U.S. $170) to the Company during the three months ended March 31, 2016.

The amounts due to Gold Street and Doriana Gianfelici at March 31, 2016 were non-interest bearing and due on demand.

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp, a company owned by Claudio Ciavarella, the brother of our CEO that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017

During the three months ended March 31, 2016, the company paid EUR 106,000 (approximately $120,000) to Newgioco.

See Note 6 of the consolidated financial statements.

Inflation

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

Foreign Exchange

Transactions involving the Company are generally denominated in U.S. dollars while the functional currency of our subsidiaries is the Euro. Changes and fluctuations in the foreign exchange rate between the Euro and the U.S. dollar will have an effect on our results of operations.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the critical accounting policies.

A summary of critical accounting policies and recent accounting pronouncements is included in Note 3 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Empire is a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act) and is not required to provide the information required under this item.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2016, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Item 4. Mine Safety Disclosures

None.

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

Exhibit Number	Description
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016	Empire Global Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer