Form 10-Q
period 2016-06-30
Newgioco Group, Inc.
filed 2016-08-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-50045

_________________

NEWGIOCO GROUP, INC.

(Exact name of registrant as specified in its charter)

_________________

Delaware	33-0823179
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

(Address of Principal Executive Offices) (Zip Code)

(647) 229-0136

(Registrant’s telephone number, including area code)

Empire Global Corp.

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

There were 34,928,173 shares of Common Stock outstanding as of August 15, 2016.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$121,130	$157,363
Gaming accounts receivable, net of allowance for doubtful accounts of $408,430 and $349,374 on June 30, 2016 and December 31, 2015	252,898	178,151
Prepaid expenses	221,683	310,407
Other current assets	30,944	36,725
Total Current Assets	626,655	682,646

Non-current Assets
Restricted cash	263,877	232,013
Property, Plant, and Equipment	85,710	88,705
Intangible assets	2,139,321	2,376,540
Goodwill	260,318	260,318
Investment in non-consolidated entities	6,848	6,729
Total Non-current Assets	2,756,074	2,964,305
Total Assets	$3,382,729	$3,646,951

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit - bank	$289,614	$312,483
Accounts payable and accrued liabilities	446,731	571,501
Gaming accounts balances	252,174	274,942
Taxes payable	175,441	165,166
Advances from stockholders	92,572	191,675
Liability in connection with acquisition	131,931	327,536
Debentures, net of discount	240,931	107,589
Derivative liability	269,415	28,375
Promissory notes payable – other	115,980	108,135
Promissory notes payable – related party	318,078	186,233
Other current liabilities	—	1,450
Total Current Liabilities	2,332,867	2,275,085

Long term liabilities	82,478	67,532
Total Liabilities	2,415,345	2,342,617

Stockholders’ Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 24,376,473 and 24,126,088 issued and outstanding at June 30, 2016 and December 31, 2015	2,438	2,413
Additional paid-in capital	10,803,077	10,472,501
Accumulated other comprehensive income	113,988	124,265
Accumulated deficit	(9,952,119)	(9,294,845)
Total Stockholders’ Equity	967,384	1,304,334
Total Liabilities and Stockholders’ Equity	$3,382,729	$3,646,951

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$1,525,658	$966,644	$3,272,844	$2,193,775

Costs and Expenses
Selling expenses	1,086,240	703,058	2,314,460	1,600,029
General and administrative expenses	777,102	585,936	1,647,948	1,163,238
Total Costs and Expenses	1,863,342	1,288,994	3,962,408	2,763,267

Loss from Operations	(337,684)	(322,350)	(689,564)	(569,492)

Other Expenses (Income)
Interest expense, net of interest income	206,951	26,652	305,495	32,473
Changes in fair value of derivative liabilities	(363,788)	(4,313)	(368,216)	80
Imputed interest on related party advances	948	963	2,568	1,946
Allowance for deposit on acquisition	—	54,000	—	94,952
Total Other Expenses	(155,889)	77,302	(60,153)	129,451

Loss Before Income Taxes	(181,795)	(399,652)	(629,411)	(698,943)
Income tax provision (credit)	22,428	26,545	27,863	26,545
Net Loss	(204,223)	(426,197)	(657,274)	(725,488)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	6,938	290,831	(10,277)	187,394

Comprehensive Loss	$(197,285)	$(135,366)	$(667,551)	$(538,094)

Basic and fully diluted loss from operations	$(0.008)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding basic and diluted	24,347,022	23,264,800	24,244,264	23,264,800

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended, June 30,
Cash Flows from Operating Activities	2016	2015
Net loss	$(657,274)	$(725,488)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	248,208	198,185
Amortization of deferred costs	90,791	6,681
Non-cash interest	231,779	6,646
Imputed interest on advances from stockholders	2,568	1,946
Changes in fair value of derivative liabilities	(368,216)	80
Impairment of assets	—	94,952
Stock-based compensation	220,361	250,000
Bad debt expense	53,020	—

Changes in Operating Assets and Liabilities
Prepaid expenses	(139,019)	17,131
Accounts payable and accrued liabilities	(131,180)	147,264
Gaming accounts receivable	(124,826)	(80,621)
Gaming accounts liabilities	(27,731)	(63,517)
Taxes payable	7,366	139,332
Other current assets	6,449	(159,552)
Other current liabilities	(1,481)	(16,882)
Long term liability	13,792	—
Net Cash Used in Operating Activities	(575,393)	(183,843)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(12,849)	(20,929)
Cash acquired on acquisition	—	14,340
Cash paid for acquisition	(202,032)	(70,829)
Deposit on acquisition	—	(94,952)
Proceeds from matured corporate bond	—	132,804
Increase in restricted cash	(27,832)	—
Net Cash Used in Investing Activities	(242,713)	(39,566)

Cash Flows from Financing Activities
Repayment of bank credit line, net of repayment	(28,501)	(82,345)
Repayment of bank loan	—	(51,172)
Proceeds from promissory notes, net of repayment	131,845	(165,941)
Proceeds from convertible notes and debentures, net of advances	614,900	175,474
Advances from stockholders, net of repayment	38,174	71,084
Advances to affiliates	—	(596)
Net Cash Provided by (Used in) Financing Activities	756,418	(53,496)

Effect of change in exchange rate	25,455	(2,780)

Net decrease in cash	(36,233)	(279,685)
Cash – beginning of the period	157,363	422,276
Cash – end of the period	$121,130	$142,591

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$73,737	$5,773
Income Tax	$13,887	$—
Supplemental cash flow disclosure for non-cash activities
Common shares issued to related parties for repayment of debt	138,228	—

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the period ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015 as included in our Annual Report on form 10-K.

Nature of Business

Newgioco Group, Inc. (“Newgioco Group” or the “Company”), formerly known as Empire Global Corp., was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On July 20, 2016, the Company changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices in Toronto, Canada.

The Company provides web-based and land-based gaming services through its four wholly owned subsidiaries  in Italy. The Company’s subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, and two additional companies which were acquired on July 1, 2016 for which the names have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. See Note 15 for an overview of the July 1, 2016 acquisitions.

Newgioco Group, is now a vertically integrated company offering a complete suite of gaming services including a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy, in addition to operating its proprietary Betting Operating System (“BOS”).

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficit of $1,706,212 as of June 30, 2016, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2016 and 2015, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

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

j) Gaming accounts receivable & allowance for doubtful accounts

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly in cash at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that an allowance EUR 367,029 (approximately U.S. $408,430) and EUR 319,530 (approximately U.S. 349,374) for doubtful accounts was needed for the gaming accounts receivable balances as of June 30, 2016 and December 31, 2015, respectively. The Company does not require collateral to support customer receivables.

k) Gaming account balances

Gaming account balances represent customer balances, including winnings and deposits, that are held as credits in online gaming accounts and have not as of yet been used or withdrawn by the customers. Customers can request payment from the Company at any time and the payment to customers can be made through bank wire, credit card, or cash disbursement from one of our locations. Online gaming account credit balances are non-interest bearing.

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

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the six months ended June 30, 2016	609,256
Exercised during the six months ended June 30, 2016	—
Change in fair value recognized in operations	(368,216)
Balance at June 30, 2016	$269,415

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

n) Recent Accounting Pronouncements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of June 30, 2016, and December 31, 2015, we had $51,205 and $5,259, respectively, of unamortized debt issuance costs that were reclassified from prepaid expenses to a reduction in the carrying amount of the debentures and convertible notes payable. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

There are no other recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4) Intangible Assets

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015	Life (years)
Licenses	$958,580	$956,632	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	786,931	786,931	15
Trademarks/names	110,000	110,000	14
Website	40,000	40,000	5
	2,895,511	2,893,563
Accumulated amortization	(756,190)	(517,023)
Balance	$2,139,321	$2,376,540

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $122,582 and $244,082 for the three and six months ended June 30, 2016, respectively.

5. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 450,000 (approximately U.S. $500,760) for Multigioco and EUR 50,000 (approximately U.S. $55,640) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date.

6. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price per purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl. During the six months ended June 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl.

7. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2016	December 31, 2015
Gold Street Capital Corp.	$38,043	$138,228
Doriana Gianfelici	54,529	53,447
Total advances from stockholders	$92,572	$191,675

During the six months ended June 30, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $38,043 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,228 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced EUR 250 (approximately U.S. $280) to the Company during the six months ended June 30, 2016.

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845. The balance due to Braydon Capital Corp. was $115,980 and $108,135 as of June 30, 2016 and December 31, 2015, respectively.

The Company currently maintains an operating line of credit for its subsidiaries secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company. See also Note 5 Line of Credit - Bank.

During the six months ended June 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

8. Stockholders’ Equity

On March 8, 2016, the Company entered into a non-exclusive advisory agreement with Newbridge Securities Corp. (“Newbridge”). As consideration for these services, the Company agreed to pay Newbridge advisory fees of $15,000 and issue 50,000 restricted shares of common stock upon signing the agreement and 50,000 restricted shares of common stock upon the presentation of a Term Sheet. The Company paid a fee of $15,000, and on March 8, 2016 issued 50,000 shares of common stock which were valued at the market price of $0.97 per share and amortized over the service period of two months.

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

On June 6, 2016, the Company issued an aggregate of 40,000 shares of the Company’s common stock to two consultants (20,000 shares each) for services provided to the Company.

Please see Note 7 for additional common share transactions in repayment of debt.

9. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	June 30, 2016	December 31, 2015

April 2, 2015 Debentures, net of discount of $0 and $2,687	$—	$40,336
April 27, 2015 Debentures, net of discount of $0 and $2,816	—	31,602
July 9, 2015 Debentures net of discount of $0 and $14,090	—	40,910
February 29, 2016 Convertible Note, net of discount of $353,783	246,217	—
March 31, 2016 Convertible Note, net of discount of $104,082	45,919	—
	292,136	112,848
Less: unamortized debt issuance costs	(51,205)	(5,259)
	$240,931	$107,589

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

February 29, 2016 and March 31, 2016 Convertible Promissory Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. Subsequently, on March 31, 2016, the Company received the second tranche of gross proceeds of $150,000, less legal expenses of $15,000. The convertible promissory notes bear an interest rate of 12% per annum and are due in one year. The Notes are convertible to shares of common stock of the Company at the price of $0.85 per share with certain price adjustment clauses. The convertible promissory notes were guaranteed by Confidi Union Impresa, an unrelated party. As part of the purchase agreement, the Company also issued a warrant to purchase 163,044 shares of Company’s common stock at $1.15 per share. (See Note 11).

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. (See Note 12).

The Company paid commissions of $8,000, $4,000, $60,000, and $15,000 for the June 18, July 9, 2015, February 29, 2016, and March 31, 2016 Notes, respectively. The Company also paid commissions of 7,500 shares of common stock at a price of $0.80 per share or $6,000 and 4,000 shares of common stock at a price of $0.75 per share or $3,000 related to the June 18 and July 9, 2015 Notes, respectively. The commissions related to the notes were amortized over the life of the notes. The Company also issued warrants to purchase 62,220 shares of the Company to the placement agent in relation to the February 29, 2016 and March 31, 2016 Notes.

Warrants issued in relation to the debentures and promissory notes are discussed in Note 11.

10. Promissory Notes Payable - Other

On December 9, 2014, the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance:

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $115,000) which was due on February 28, 2015 plus accrued interest. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent.  Interest expense of $3,367 and $6,735 was recorded for the three and six months ended June 30, 2016, respectively.

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

On March 31, 2016 the Company issued a warrant to purchase 32,609 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until March 31, 2019 (see Note 9). The warrant was issued in connection with the March 31, 2016 Convertible Promissory Note. The fair value of the warrants of $27,901 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at March 31, 2016:

Exercise price	$1.15
Common stock price per share	$0.95
Volatility	194.79%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

On April 1, 2016 the Company issued a warrant to purchase 62,220 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 1, 2019 (see Note 9). The warrant was issued to the placement agent in relation to securing the February 29, 2016 and March 31, 2016 convertible Promissory Notes. The fair value of the warrants of $53,236 was calculated using the Black-Scholes model on the date of issuance, and was recorded as a deferred loan cost, which has been amortized over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at April 1, 2016:

Exercise price	$1.15
Common stock price per share	$0.95
Volatility	194.79%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

A summary of warrant transactions during the six months ended June 30, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life

Outstanding at December 31, 2015	30,700	$1.32	1.02
Issued	225,264	$1.15	3.00
Exercised	—	—	—
Expired	—	—	—
Outstanding June 30, 2016	255,964	$1.17	2.4

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

The Company accounted for the issuance of the convertible promissory note on February 29, 2016 and March 31, 2016 in accordance with ASC 815” Derivatives and Hedging.” The note is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

The gross proceeds from the sale of the debentures are recorded net of $556,020 related to the conversion feature of the embedded conversion option and $114,031 allocated to the warrants issued.

The following assumptions were used to calculate the fair value of derivative liabilities at June 30, 2016:

Exercise price	$1.00-$1.50
Common stock price per share	$0.30
Volatility	476.5%
Weighted average life	2.4
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

13. Revenues

The following table sets forth the breakdown of net gaming revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Turnover
Turnover web-based	$25,202,864	$14,494,745	$51,666,022	$31,249,690
Turnover land-based	1,858,540	712,918	3,330,738	1,347,728
Total Turnover	$27,061,404	$15,207,663	$54,996,760	$32,597,418

Winnings/Payouts
Winnings web-based	23,647,221	13,451,247	48,265,514	28,903,766
Winnings land-based	1,562,512	536,184	2,709,898	1,010,883
Total Winnings/payouts	25,209,733	13,987,431	50,975,412	29,914,649

Gross Gaming Revenues	$1,851,671	$1,220,232	$4,021,348	$2,682,769

Less: ADM Gaming Taxes	373,635	253,588	828,095	488,994
Net Gaming Revenues	1,478,036	966,644	3,193,253	2,193,775
Add: Commission Revenues	47,622	—	79,591	—
Total Revenues	$1,525,658	$966,644	$3,272,844	$2,193,775

Turnover represents the total bets processed for the period.

14. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2016 and 2015.

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.85%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	June 30, 2016	June 30, 2015

U.S. Statutory rate	$(220,294)	$(270,324)
Tax rate difference between Italy and U.S.	18,358	(4,977)
Change in Valuation Allowance	222,857	286,100
Permanent difference	6,762	15,746
Effective tax rate	$27,863	$26,545

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $9.7 million as of June 30, 2016 in the U.S. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

Utilization of NOLs are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

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

The provisions for income taxes consist of currently payable Italian income tax.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	June 30, 2016	June 30, 2015

Net loss carryforward - Foreign	$22,606	$5,683
Net loss carryforward - US	3,377,995	2,843,484
Less valuation allowance	(3,400,601)	(2,849,167)
Deferred tax assets	$—	$—

15. Subsequent Events

a.	On June 30, 2016 the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of a company organized under the laws of Austria. The target company operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 4,386,100 shares of common stock in consideration for 100% of the issued and outstanding shares of the target company. As a result of this acquisition, the sellers now hold approximately 12.56% of the issued and outstanding shares of common stock of the Company.

b.	On June 30, 2016 the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of a company organized under the laws of Austria. The target company operates an existing network of 107 land-based Agency locations. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of the target company. As a result of this acquisition, the sellers now hold approximately 4.77% of the issued and outstanding shares of common stock of the Company.
c.	On July 1, 2016 the Company issued an aggregate of 4,500,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 1,500,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan.
d.	On July 20, 2016 the Company changed its name to “Newgioco Group, Inc.”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Newgioco Group, Inc. and its consolidated subsidiaries.

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

General Plan of Operation

Newgioco Group, Inc. (“Newgioco Group” or the “Company”), formerly known as Empire Global Corp., was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On July 20, 2016 the Company has changed its name to Newgioco Group Inc. The Company maintains its principal executive offices in Toronto, Canada.

On August 15, 2014, we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy, and is now a wholly owned subsidiary of the Company. As a result of the acquisition of Multigioco, our principal business became a licensed online gaming operator offering web-based gambling and sports betting.

On January 1, 2015, we completed the acquisition of Rifa, and Multigioco purchased offline gaming assets, from Newgioco Srl, which included a Bersani license along with 3 corner rights to operate under Multigioco and Rifa purchased 1 agency right from Newgioco Srl to operate under Rifa's Monti license. Pursuant to the agreement, Rifa assumed the lease on the premises and also acquired the equipment assets within the agency. On June 1, 2015, the Company opened its second agency location in Rome under Rifa.

Subsequent to this report, on July 1, 2016 the Company acquired two additional companies for which the names have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. One company is a software developer with a proprietary Betting Operating System (“BOS”) and a complete development team. The other company maintains a network of 107 land-based Agency locations. See Note 15 for an overview of the July 1, 2016 acquisitions.

As of the date of this report, our subsidiaries owned and operated 1,067 web-based shops, 5 corners, and 2 agencies.

Newgioco Group is now a vertically integrated company offering a complete suite of gaming services including a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy, in addition to operating its proprietary BOS.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015.

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

Revenues

The Company generated revenues of $1,525,658 and $3,272,844 for the three and six months ended June 30, 2016, respectively, compared to $966,644 and $2,193,775 in revenues for the three and six months ended June 30, 2015, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products and services in Italy.

The increase in revenues in the three and six months ended June 30, 2016 over the same period ended June 30, 2015 was attributed to the growth in web-based locations and the addition of land-based gaming operations. The Company had 1,067 web-based shops, 5 corners and 2 agencies as of June 30, 2016, compared to 850 web-based shops, 3 corners and 2 agencies as at June 30, 2015.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Turnover
Turnover web-based	$25,202,864	$14,494,745	$51,666,022	$31,249,690
Turnover land-based	1,858,540	712,918	3,330,738	1,347,728
Total Turnover	$27,061,404	$15,207,663	$54,996,760	$32,597,418

Winnings/Payouts
Winnings web-based	23,647,221	13,451,247	48,265,514	28,903,766
Winnings land-based	1,562,512	536,184	2,709,898	1,010,883
Total Winnings/payouts	25,209,733	13,987,431	50,975,412	29,914,649

Gross Gaming Revenues	$1,851,671	$1,220,232	$4,021,348	$2,682,769

Less: ADM Gaming Taxes	373,635	253,588	828,095	488,994
Net Gaming Revenues	1,478,036	966,644	3,193,253	2,193,775
Add: Commission Revenues	47,622	—	79,591	—
Total Revenues	$1,525,658	$966,644	$3,272,844	$2,193,775

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $777,102 and $1,647,948 for the three and six months ended June 30, 2016, respectively, compared to general and administrative expenses of $585,936 and $1,163,238 for the three and six months ended June 30, 2015, respectively.

The Company's major general and administrative expenses for the six months ended June 30, 2016 were salaries of $256,837, cash and non-cash professional fees of $451,764, depreciation and amortization expenses of $312,712, and management fees of $60,000.  The Company’s major general and administrative expenses for the six months ended June 30, 2015 were salaries of $185,472, cash and non-cash professional fees of $381,002, depreciation and amortization expense of $198,185 and management fees of $60,000.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. During the three and six months ended June 30, 2016 our selling expenses were $1,086,240 and $2,314,460, respectively, compared to $703,058 and $1,600,029 for the three and six months ended June 30, 2015, respectively. The increase was due to the expansion of operations from 850 web-based, 3 corner, and 2 agency locations during the period ended June 30, 2015 to 1,067 web-based, 5 corner, and 2 agency locations during the period ended June 30, 2016.

Interest Expenses, net of interest income

The Company had incurred interest expenses, net of interest income, of $206,951 and $305,495 for the three and six months ended June 30, 2016, respectively, compared to $26,652 and $32,473 in interest expense, net of interest income, for the three and six months ended June 30, 2015, respectively.

The increase in interest expense incurred is related to non-cash interest of $64,023 and $231,779 for the three and six months ended June 30, 2016, respectively, relating to the issuance of convertible debentures and interest accrued on debentures and promissory notes. Please see Note 9 and 10 of the consolidated financial statements.

The Company had recorded an imputed interest expense of $948 and $2,568 for the three and six months ended June 30, 2016, respectively, compared to an imputed interest expense of $963 and $1,946 for the three and six months ended June 30, 2015, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a gain of $363,788 and $368,216 for the three and six months ended June 30, 2016, respectively, compared to a gain of $4,313 and a loss of $80 for the three and six months ended June 30, 2015, respectively. The gain is attributed to the decrease of the Company’s share price from $0.95 on March 31, 2016 to $0.30 on June 30, 2016.

Net Loss

The Company had a net loss of $204,223, or $0.008 per share (basic and diluted) and $657,274, or $0.03 per share (basic and diluted) for the three and six months ended June 30, 2016, respectively, compared to a net loss of $426,197, or $0.02 per share (basic and diluted) and $725,488, or $0.03 per share (basic and diluted) for the three and six months ended June 30, 2015 respectively.

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

The Company experienced a foreign currency translation adjustment gain of $6,938 and a loss of $10,277 for the three and six months ended June 30, 2016, respectively, compared to a foreign currency translation adjustment income of $290,831 and $187,394 for the three and six months ended June 30, 2015, respectively.

Cash Flows from Operating Activities

The net cash used in operating activities was $575,393 for the six months ended June 30, 2016, compared to $183,843 in net cash used by operating activities in the six months ended June 30, 2015. The change was due primarily to the increase in prepaid expenses, changes in fair value of derivative liabilities, and decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

The net cash used in investing activities was $242,713 for the six months ended June 30, 2016, compared to $39,566 in net cash used by investing activities for the six ended June 30. 2015. The change was due primarily to an increase in cash paid for acquisitions and an increase in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was $756,418 for the six months ended June 30, 2016, compared to $53,496 in net cash used in financing activities for the six months ended June 30, 2015. The change was due to the issuance of a convertible promissory note and a promissory note.

Liquidity and Capital Resources

Assets

At June 30, 2016, we had a total of $3,382,729 in assets compared to $3,646,951 in assets at December 31, 2015.

Liabilities

At June 30, 2016, we had $2,332,867 in current liabilities and $82,478 in long term liabilities, compared to current liabilities of $2,275,085 and long term liabilities of $67,532 at December 31, 2015.

Working Capital

The Company had $121,130 in cash and cash equivalents at June 30, 2016, compared to $157,363 cash and cash equivalents at December 31, 2015. As of June 30, 2016, we have not generated revenues to cover our expenses, and we have a total accumulated deficit of $9,952,119.

We had $2,332,867 in current liabilities and $626,655 in current assets, as such we are left with a working capital deficit of $1,706,212 as of June 30, 2016.

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

The Company currently maintains an operating line of credit for a maximum amount of EUR 500,000 (approximately U.S. $556,400) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance and is fully open with no minimum payment, maturity or due date. In addition, in March 2011, the Company obtained a bank loan held with Banca Veneto in the amount of $634,260 which was paid off in May 2015.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our securities. Any additional equity financing may result in substantial dilution to the percentage ownership of our stockholders.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2016	December 31, 2015
Gold Street Capital Corp.	$38,043	$138,228
Doriana Gianfelici	54,529	53,447
Total advances from stockholders	$92,572	$191,675

During the six months ended June 30, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $38,043 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,225 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced EUR 250 (approximately U.S. $280) to the Company during the six months ended June 30, 2016.

The amounts due to Gold Street and Doriana Gianfelici at June 30, 2016 were non-interest bearing and due on demand.

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp, a company owned by Claudio Ciavarella, the brother of our CEO, that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845. (See Note 10).

The Company currently maintains an operating line of credit for its subsidiaries secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company. See also Note 5 Line of Credit - Bank.

During the six months ended June 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Newgioco Group is a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act) and is not required to provide the information required under this item.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2016, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Item 1A. Risk Factors.

Newgioco Group is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Newgioco Group reported all information that was required to be disclosed in a report on form 8-K.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Newgioco Group's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-50045.

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

Date: August 15, 2016	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer