Form 10-Q
period 2016-09-30
Newgioco Group, Inc.
filed 2016-11-23
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 30,428,173 shares of Common Stock outstanding as of November 22, 2016.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$1,678,671	$157,363
Accounts Receivable	258,426	—
Gaming accounts receivable, net of allowance for doubtful accounts of $411,807 and $349,374 on September 30, 2016 and December 31, 2015	281,686	178,151
Prepaid expenses	136,961	310,407
Other current assets	238,652	36,725
Total Current Assets	2,594,396	682,646

Non-current Assets
Restricted cash	336,706	232,013
Property, Plant, and Equipment	153,108	88,705
Intangible assets	3,796,432	2,376,540
Goodwill	260,318	260,318
Investment in non-consolidated entities	6,905	6,729
Total Non-current Assets	4,553,469	2,964,305
Total Assets	$7,147,865	$3,646,951

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit – bank	$11,128	$312,483
Accounts payable and accrued liabilities	545,305	571,501
Gaming accounts balances	306,313	274,942
Taxes payable	682,891	165,166
Advances from stockholders	198,132	191,675
Liability in connection with acquisition	133,021	327,536
Debentures, net of discount	428,724	107,589
Derivative liability	346,510	28,375
Promissory notes payable – other	114,045	108,135
Promissory notes payable – related party	358,470	186,233
Bank loan payable - current portion	71,704	—
Other current liabilities	—	1,450
Total Current Liabilities	3,196,243	2,275,085

Bank loan payable	489,296
Other long term liabilities	90,314	67,532
Total Liabilities	3,775,853	2,342,617

Stockholders’ Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 30,428,173 and 24,126,088 issued and outstanding at September 30, 2016 and December 31, 2015	3,043	2,413
Additional paid-in capital	13,166,171	10,472,501
Accumulated other comprehensive income	118,802	124,265
Accumulated deficit	(9,916,004)	(9,294,845)
Total Stockholders’ Equity	3,372,012	1,304,334
Total Liabilities and Stockholders’ Equity	$7,147,865	$3,646,951

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$2,606,670	$1,120,402	$5,879,514	$3,327,610

Costs and Expenses
Selling expenses	1,087,112	787,163	3,401,572	2,453,392
General and administrative expenses	973,025	696,359	2,620,973	1,806,830
Total Costs and Expenses	2,060,137	1,483,522	6,022,545	4,260,222

Income (Loss) from Operations	546,533	(363,120)	(143,031)	(932,612)

Other Expenses (Income)
Interest expense, net of interest income	209,556	49,782	515,051	82,255
Changes in fair value of derivative liabilities	77,095	15,614	(291,121)	15,694
Imputed interest on related party advances	3,492	1,752	6,060	3,698
Allowance for deposit on acquisition	—	—	—	94,952
Total Other Expenses	290,143	67,148	229,990	196,599

Income (Loss) Before Income Taxes	256,390	(430,268)	(373,021)	(1,129,211)
Income tax provision	220,275	36,857	248,138	63,402
Net Income (Loss)	36,115	(467,125)	(621,159)	(1,192,613)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,814	(124,409)	(5,463)	62,985

Comprehensive Income (Loss)	$40,929	$(591,534)	$(626,622)	$(1,129,628)

Income (loss) per common share - basic	$0.00	$(0.02)	$(0.02)	$(0.05)
Income (loss) per common share - diluted	$0.00	$(0.02)	$(0.02)	$(0.05)
Weighted average number of common shares outstanding - basic	30,362,394	23,289,257	26,298,527	23,273,042
Weighted average number of common shares outstanding - diluted	31,488,116	23,289,257	26,298,527	23,273,042

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended, September 30,
Cash Flows from Operating Activities	2016	2015
Net loss	$(621,159)	$(1,192,613)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	375,207	311,605
Amortization of deferred costs	163,350	14,362
Non-cash interest	400,668	26,162
Imputed interest on advances from stockholders	6,060	3,698
Changes in fair value of derivative liabilities	(291,121)	15,694
Non-cash commissions and legal fees related to debenture	—	10,721
Impairment of assets	—	94,952
Stock-based compensation	268,669	318,375
Bad debt expense	53,015	—
Changes in Operating Assets and Liabilities
Prepaid expenses	(138,198)	23,239
Accounts payable and accrued liabilities	(336,777)	150,818
Accounts receivable	112,071
Gaming accounts receivable	(151,372)	(152,272)
Gaming accounts liabilities	24,052	14,887
Taxes payable	237,273	175,780
Other current assets	(199,909)	(28,880)
Other current liabilities	(1,481)	(13,777)
Long term liability	20,907	—
Net Cash Used in Operating Activities	(78,745)	(227,249)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(56,092)	(22,458)
Cash acquired on acquisition	803,482	14,447
Cash paid for acquisition	(202,015)	(238,768)
Deposit on acquisition	—	(94,952)
Proceeds from matured corporate bond	—	133,800
Increase in restricted cash	(98,105)	—
Investment in subsidiary – Rifa	—	(33,450)
Deposit on acquisition – Rifa	—	33,450
Net Cash Provided by (Used in) Investing Activities	447,270	(207,931)

Cash Flows from Financing Activities
Repayment of bank credit line, net of repayment	(307,902)	32,494
Proceeds from bank loan	558,050	(51,555)
Proceeds from promissory notes, net of repayment	115,103	(175,016)
Proceeds from convertible notes and debentures, net of repayment	614,900	225,474
Advances from stockholders, net of repayment	141,721	142,826
Net Cash Provided by Financing Activities	1,121,872	174,223

Effect of change in exchange rate	30,911	(18,123)

Net increase (decrease) in cash	1,521,308	(279,080)
Cash – beginning of the period	157,363	422,276
Cash – end of the period	$1,678,671	$143,196

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$114,339	$7,941
Income Tax	$22,495	$3,893
Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$2,360,163	$—
Common shares issued for repayment of debt	$—	$22,516
Common shares issued to related parties for repayment of debt	$138,225	$323,145
Common shares issued for cashless exercise of warrants	$14,438	$—

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the period ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

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

The Company provides web-based and land-based gaming services through its four wholly owned subsidiaries in Italy. The Company’s subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, as well as Ulisse Gmbh (“Ulisse”) and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) which were both acquired on July 1, 2016.

Newgioco Group, is now a vertically integrated company offering a complete suite of gaming services including a variety of online and offline lottery and casino gaming, as well as sports betting through a retail distribution of leisure betting locations situated throughout Italy, in addition to operating a proprietary Betting Operating System (“BOS”).

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficit of $601,847 as of September 30, 2016, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

b) Use of estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2016 and 2015, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

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

Revenues from Betting Operating System (“BOS”) include license fees, training, installation, and product support services. Revenue is recognized when the significant risks and rewards of ownership are transferred or when the obligation is fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees were recognized on an accrual basis as earned.

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

The carrying value of the Company's short term investments, prepaid expenses, accounts receivables, other current assets, accounts payable and accrued liabilities, gaming account balance, and advances from shareholder approximate fair value because of the short-term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the nine months ended September 30, 2016	609,256
Exercised during the nine months ended September 30, 2016	—
Change in fair value recognized in operations	(291,121)
Balance at September 30, 2016	$346,510

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

4. Acquisition of Ulisse Gmbh and Odissea Betriebsinformatik Beratung Gmbh

Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 4,386,100 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 12.56% of the issued and outstanding shares of common stock of the Company.

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed. Intangible assets will be amortized over their remaining useful life as follows:

		Remaining Useful Life
Current assets	$210,505
Property, Plant and Equipment	30,638
Identifiable intangible assets:
Betting Operating System	1,685,371	15 years

Less: liabilities assumed	(215,935)
Total identifiable assets less liabilities assumed	1,710,579
Total purchase price	1,710,579
Excess purchase price	$—

Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates an existing network of 107 land-based Agency locations. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.77% of the issued and outstanding shares of common stock of the Company.

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed. Intangible assets will be amortized over their remaining useful life as follows:

		Remaining Useful Life
Current assets	$984,647
Property, Plant and Equipment	2,917
Identifiable intangible assets:
Customer relationships	83,996	10 years

Less: liabilities assumed	(421,976)
Total identifiable assets less liabilities assumed	649,584
Total purchase price	649,584
Excess purchase price	$—

The Company has estimated the fair value of assets acquired and liabilities assumed in connection with acquisitions and is currently undergoing a formal valuation and will adjust these estimates accordingly within the one year measurement period.

The unaudited pro forma combined historical results, as if Odissea and Ulisse had been acquired at the beginning of 2016 are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$2,606,670	$7,122,734
Costs and expenses	(2,060,137)	(6,445,656)
Other Income (expenses)	(290,143)	(229,976)
Income tax	(220,275)	(431,546)
Net Income	$36,115	$15,556

5. Intangible Assets

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015	Life (years)
Betting Operating System	$1,685,371	$—	15
Licenses	959,507	956,632	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	786,931	10 - 15
Trademarks/names	110,000	110,000	14
Website	40,000	40,000	5
	4,665,805	2,893,563
Accumulated amortization	(869,373)	(517,023)
Balance	$3,796,432	$2,376,540

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $113,183 and $352,350 for the three and nine months ended September 30, 2016, and $104,271 and $287,640 for the three and nine months ended September 30, 2015, respectively.

6. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $336,600) for Multigioco and EUR 50,000 (approximately U.S. $56,100) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

7. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price per purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl. During the nine months ended September 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl.

8. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30, 2016	December 31, 2015
Gold Street Capital Corp.	$139,887	$138,228
Doriana Gianfelici	54,980	53,447
Other stockholders	3,265	—
Total advances from stockholders	$198,132	$191,675

During the nine months ended September 30, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $139,887 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,228 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced approximately U.S. $1,533 to the Company during the nine months ended September 30, 2016.

Advances from other stockholders include balances of approximately U.S. $1,545 due to former stockholders of Ulisse and Odissea. Following the acquisition on July 1, 2016, in the three months ended September 30, 2016, Luca Pasquini advanced approximately U.S. $1,720 to the Company.

Related-Party Debt

	September 30, 2016	December 31, 2015
Braydon Capital Corp.	$318,078	$186,233
Alessandro Pasquini	40,392
Total Related-Party Debt	$358,470	$186,233

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845.

With the purchase of Odissea on July 1, 2016, the Company inherited a loan from Alessandro Pasquini, cousin of our director Luca Pascquini. As of September 30, 2016, the balance of the loan was EUR 36,000 (approximately U.S. $40,392) and is to be repaid in EUR 5,000 (approximately U.S. $5,610) monthly installments. See Note 4.

The Company currently maintains an operating line of credit for its subsidiaries secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company. See also Note 6 Line of Credit - Bank.

During the nine months ended September 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl. See Note 7.

The Company agreed to pay management fee to Gold Street Capital Corp for $120,000 per year. During the nine months ended September 30, 2016 and 2015, the Company accrued management fee of $30,000 each quarter.

9. Stockholders’ Equity

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

On June 6, 2016, the Company issued an aggregate of 40,000 shares of the Company’s common stock to two consultants for services provided to the Company.

On July 5, 2016, the Company issued an aggregate of 4,500,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 1,500,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan. The board of directors decided to reverse the transaction. These 4,500,00 shares of common stock were subsequently cancelled. No compensation expense was recorded in the three months ended September 30, 2016.

Please see Note 8 for additional common share transactions in repayment of debt.

10. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	September 30, 2016	December 31, 2015

April 2, 2015 Debentures, net of discount of $0 and $2,687	$—	$40,336
April 27, 2015 Debentures, net of discount of $0 and $2,816	—	31,602
July 9, 2015 Debentures net of discount of $0 and $14,090	—	40,910
February 29, 2016 Convertible Note, net of discount of $219,840	380,160	—
March 31, 2016 Convertible Note, net of discount of $69,134	80,866	—
	461,026	112,848
Less: unamortized debt issuance costs	(32,302)	(5,259)
	$428,724	$107,589

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

February 29, 2016 and March 31, 2016 Convertible Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. Subsequently, on March 31, 2016, the Company received the second tranche of gross proceeds of $150,000, less legal expenses of $15,000. The convertible notes bear an interest rate of 12% per annum and are due in one year. The Notes are convertible to shares of common stock of the Company at the price of $0.85 per share with certain price adjustment clauses. The convertible notes were guaranteed by Confidi Union Impresa, an unrelated party. As part of the purchase agreement, the Company also issued a warrant to purchase 163,044 shares of Company’s common stock at $1.15 per share. (See Note 13).

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. (See Note 14).

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

11. Promissory Notes Payable - Other

On December 9, 2014, the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) from Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $114,000) was due on February 28, 2015 plus accrued interest. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent.  Interest expense of $3,439 and $10,241 was recorded for the three and nine months ended September 30, 2016, respectively.

12. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment starting on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $10,950) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

13. Warrants

On February 29, 2016, as per a Securities Purchase Agreement, the Company issued a warrant to purchase 130,435 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019 (see Note 10). The fair value of the warrants of $106,583 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at February 29, 2016:

Exercise price	$1.15
Common stock price per share	$0.90
Volatility	200.38%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

On March 31, 2016, the Company issued a warrant to purchase 32,609 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until March 31, 2019 (see Note 10). The warrant was issued in connection with the March 31, 2016 Convertible Promissory Note. The fair value of the warrants of $27,901 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at March 31, 2016:

Exercise price	$1.15
Common stock price per share	$0.95
Volatility	194.79%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

On April 1, 2016, the Company issued a warrant to purchase 62,220 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 1, 2019 (see Note 10). The warrant was issued to the placement agent in relation to securing the February 29, 2016 and March 31, 2016 convertible Promissory Notes. The fair value of the warrants of $53,236 was calculated using the Black-Scholes model on the date of issuance, and was recorded as a deferred loan cost, which has been amortized over the life of the debt.

The following assumptions were used to calculate the fair value of warrants at April 1, 2016:

Exercise price	$1.15
Common stock price per share	$0.95
Volatility	194.79%
Life	3.0
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

A summary of warrant transactions during the nine months ended September 30, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life

Outstanding at December 31, 2015	30,700	$1.32	1.02
Issued	225,264	$1.15	3.00
Exercised	—	—	—
Expired	(7,000)	—	—
Outstanding September 30, 2016	248,964	$1.17	2.25

14. Derivative Liability and Fair Value

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

The Company accounted for the issuance of the convertible note on February 29, 2016 and March 31, 2016 in accordance with ASC 815” Derivatives and Hedging.” The note is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

The gross proceeds from the sale of the debentures are recorded net of $556,020 related to the conversion feature of the embedded conversion option and $114,031 allocated to the warrants issued.

The following assumptions were used to calculate the fair value of derivative liabilities at September 30, 2016:

Exercise price	$1.00-$1.50
Common stock price per share	$0.40
Volatility	539.91%
Weighted average life	2.25
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

15. Revenues

The following table sets forth the breakdown of net gaming revenues :

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Turnover
Turnover web-based	$22,220,704	$16,469,797	$73,886,726	$46,744,639
Turnover land-based	2,712,309	1,016,499	6,043,047	3,261,988
Total Turnover	24,933,013	17,486,296	79,929,773	50,006,627

Winnings/Payouts
Winnings web-based	20,904,633	15,364,129	69,170,147	43,465,392
Winnings land-based	2,019,550	789,349	4,729,448	2,586,865
Total Winnings/payouts	22,924,183	16,153,478	73,899,595	46,052,257

Gross Gaming Revenues	2,008,830	1,332,818	6,030,178	3,954,370

Less: ADM Gaming Taxes	407,190	258,924	1,235,285	747,919
Net Gaming Revenues	1,601,640	1,073,894	4,794,893	3,206,451
Add: Commission Revenues	772,833	46,508	852,424	121,159
Add: Service revenues	232,197	—	232,197	—
Total Revenues	$2,606,670	$1,120,402	$5,879,514	$3,327,610

Turnover represents the total bets processed for the period.

16. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2016 and 2015.

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.85%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	September 30, 2016	September 30, 2015

U.S. Statutory rate	$(130,557)	$(395,224)
Tax rate difference between Italy and U.S.	(112,465)	30,487
Change in Valuation Allowance	483,044	396,229
Permanent difference	8,116	31,910
Effective tax rate	$248,138	$63,402

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $10.4 million as of September 30, 2016, in the U.S. This NOL may be offset against future taxable income through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable Italian income tax. The provisions for income taxes are summarized as follows:

	September 30, 2016	September 30, 2015

Current	$248,138	$63,402
Deferred	—	—
Total	$248,138	$63,402

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	September 30, 2016	December 31, 2015

Net loss carryforward - Foreign	$2,122	$6,906
Net loss carryforward - US	3,584,959	3,097,131
Less valuation allowance	(3,587,081)	(3,104,037)
Deferred tax assets	$—	$—

17. Subsequent Events

On October 5, 2016, Darling Capital, LLC gave the Company notice of their intent to call the Convertible Note obligations dated February 29, 2016 and March 31, 2016 (the "convertible notes"). The convertible notes were guaranteed by Confidi Union Impresa ("Confidi"), an unrelated party. As a result, the Company is currently seeking an adjudication of the guarantee with Confidi for payment of the note obligations. If the claim is approved, the Company will tender reimbursement of the amounts paid pursuant to the note obligations to Confidi. If the claim is not approved, the Company will be obligated to settle the amounts due to Darling from available cash.

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

General Plan of Operation

Newgioco Group, Inc. (“Newgioco Group” or the “Company”), formerly known as Empire Global Corp., was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On July 20, 2016, the Company has changed its name to Newgioco Group Inc. The Company maintains its principal executive offices in Toronto, Canada.

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

On July 1, 2016, the Company acquired Odissea, a company operating a proprietary Betting Operating System (“BOS”) with a fully staffed software development team.

On July 1, 2016, the Company acquired Ulisse, a company operating a network of 107 land-based agency locations throughout Italy.

As of the date of this report, our subsidiaries owned and operated 900 web-based shops, 7 corners, and 109 agencies.

Newgioco Group is now a vertically integrated company offering a complete suite of gaming services including a variety of online and offline lottery and casino gaming, as well as sports betting through a retail distribution of leisure betting locations situated throughout Italy, in addition to operating its proprietary BOS.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015.

Overall Results of Operations

As a result of the acquisitions of Multigioco, Rifa, Odissea, and Ulisse, our business operations have changed. Accordingly, comparisons of our results of operations and cash flows periods prior to these acquisitions are generally not meaningful.

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

Revenues

The Company generated revenues of $2,606,670 and $5,879,514 for the three and nine months ended September 30, 2016, respectively, compared to $1,120,402 and $3,327,610 in revenues for the three and nine months ended September 30, 2015, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BOS services in Italy.

The increase in revenues in the three and nine months ended September 30, 2016 over the same period ended September 30, 2015 is attributed to the growth in our land-based gaming operations. The Company had approximately 900 web-based shops, 7 corners and 109 agencies as of September 30, 2016, compared to approximately 900 web-based shops, 7 corners and 2 agencies as at September 30, 2015.

The Company has reduced its web-based shop footprint from 1,067 locations on June 30, 2016, to approximately 900 locations on September 30, 2016. The discontinued locations were not meeting performance goals and management expects no adverse effect on our future web-based operations and revenue stream.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Turnover
Turnover web-based	$22,220,704	$16,469,797	$73,886,726	$46,744,639
Turnover land-based	2,712,309	1,016,499	6,043,047	3,261,988
Total Turnover	24,933,013	17,486,296	79,929,773	50,006,627

Winnings/Payouts
Winnings web-based	20,904,633	15,364,129	69,170,147	43,465,392
Winnings land-based	2,019,550	789,349	4,729,448	2,586,865
Total Winnings/payouts	22,924,183	16,153,478	73,899,595	46,052,257

Gross Gaming Revenues	2,008,830	1,332,818	6,030,178	3,954,370

Less: ADM Gaming Taxes	407,190	258,924	1,235,285	747,919
Net Gaming Revenues	1,601,640	1,073,894	4,794,893	3,206,451
Add: Commission Revenues	772,833	46,508	852,424	121,159
Add: Service revenues	232,197	—	232,197	—
Total Revenues	$2,606,670	$1,120,402	$5,879,514	$3,327,610

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $973,025 and $2,620,973 for the three and nine months ended September 30, 2016, respectively, compared to general and administrative expenses of $696,359 and $1,806,830 for the three and nine months ended September 30, 2015, respectively. The increase was a result of an increase in our distribution of land-based gaming operations.

The Company's major general and administrative expenses for the nine months ended September 30, 2016 were salaries of $644,842, cash and non-cash professional fees of $536,677, depreciation and amortization expenses of $375,207, and management fees of $90,000, compared to salaries of $299,553, cash and non-cash professional fees of $530,928, depreciation and amortization expense of $311,605, and management fees of $90,000 for the nine months ended September 30, 2015.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost. During the three and nine months ended September 30, 2016 our selling expenses were $1,087,112 and $3,401,572, respectively, compared to $787,163 and $2,453,392 for the three and nine months ended September 30, 2015, respectively. The increase was due to the expansion of operations from 900 web-based, 5 corner, and 2 agency locations during the period ended September 30, 2015 to 900 web-based, 7 corner, and 109 agency locations during the period ended September 30, 2016.

Interest Expenses, net of interest income

The Company had incurred interest expenses, net of interest income, of $209,556 and $515,051 for the three and nine months ended September 30, 2016, respectively, compared to $49,782 and $82,255 in interest expense, net of interest income, for the three and nine months ended September 30, 2015, respectively.

The increase in interest expense incurred is related to non-cash interest of $168,890 and $400,668 for the three and nine months ended September 30, 2016, respectively, relating to the issuance of convertible debentures and interest accrued on debentures and promissory notes. Please see Notes 11, 12 and 13 of the consolidated financial statements.

The Company had recorded an imputed interest expense of $3,492 and $6,060 for the three and nine months ended September 30, 2016, respectively, compared to an imputed interest expense of $1,752 and $3,698 for the three and nine months ended September 30, 2015, respectively. Advances from stockholders are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a loss of $77,095 and a gain of $291,121 for the three and nine months ended September 30, 2016, respectively, compared to a loss of $15,614 and a loss of $15,694 for the three and nine months ended September 30, 2015, respectively. The fluctuation is attributed to the increase of the Company’s share price from $0.30 on June 30, 2016 to $0.40 on September 30, 2016.

Income Taxes

The Company recorded provision for income taxes of $220,275 and $248,138 for the three and nine months ended September 30, 2016, respectively, compared to the provision for income taxes of $36,857 and $63,402 for the three and nine months ended September 30, 2015. The increase is due to the increased taxable income in Italy and the acquisition of Odissea and Ulisse.

Net Loss

The Company had a net income of $36,115, or $0.00 per share (basic and diluted) and a net loss of $621,159, or $0.02 per share (basic and diluted) for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $467,125, or $0.02 per share (basic and diluted) and $1,192,613, or $0.05 per share (basic and diluted) for the three and nine months ended September 30, 2015 respectively. The increase in net income is attributed to the revenue stream from the July 1, 2016 acquisitions. See Note 4.

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

The Company experienced a foreign currency translation adjustment gain of $4,814 and a loss of $5,463 for the three and nine months ended September 30, 2016, respectively, compared to a foreign currency translation adjustment loss of $124,409 and income of $62,985 for the three and nine months ended September 30, 2015, respectively.

Cash Flows from Operating Activities

The net cash used in operating activities was $78,745 for the nine months ended September 30, 2016, compared to $227,249 in net cash used by operating activities in the nine months ended September 30, 2015. The change was attributed primarily to an increase of amortization of deferred costs, an increase of non-cash interest, a decrease of change in fair value of derivative liabilities, a decrease in accounts payable and an increase in other current assets.

Cash Flows from Investing Activities

The net cash provided by investing activities was $447,270 for the nine months ended September 30, 2016, compared to $207,931 in net cash used in investing activities for the nine ended September 30. 2015. The change was due primarily to cash acquired on acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,121,872 for the nine months ended September 30, 2016, compared to $174,223 in net cash provided by financing activities for the nine months ended September 30, 2015. The change was due to the issuance of a convertible note, promissory note, and a bank loan from Banca Veneto, net of repayment of a bank credit line.

Liquidity and Capital Resources

Assets

At September 30, 2016, we had a total of $7,147,865 in assets compared to $3,646,951 in assets at December 31, 2015.

Liabilities

At September 30, 2016, we had $3,196,243 in current liabilities and $579,610 in long term liabilities, compared to current liabilities of $2,275,085 and long term liabilities of $67,532 at December 31, 2015.

Working Capital

The Company had $1,678,671 in cash and cash equivalents at September 30, 2016, compared to $157,363 cash and cash equivalents at December 31, 2015. As of September 30, 2016, we had a total accumulated deficit of $9,916,004.

We had $3,196,243 in current liabilities and $2,594,396 in current assets, as such we are left with a working capital deficit of $601,847 as of September 30, 2016.

There is no assurance that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

During the past several years we sustained recurring losses and negative cash flows from operations. We currently have a working capital deficit. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes, as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 350,000 (approximately U.S. $392,700) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment starting on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $10,950) with an underlying interest of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our securities. Any additional equity financing may result in substantial dilution to the percentage ownership of our stockholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 6, 7, 10, 11, 12 and 13 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30, 2016	December 31, 2015
Gold Street Capital Corp.	$139,887	$138,228
Doriana Gianfelici	54,980	53,447
Other stockholders	3,265	—
Total advances from stockholders	$198,132	$191,675

During the nine months ended September 30, 2016, Gold Street Capital Corp. ("Gold Street"), the major stockholder of the Company, advanced $139,887 net of repayment of $53,000. On March 31, 2016, the Company issued 145,500 shares to Gold Street to pay $138,228 of the debt at the market price of $0.95 per share.

Also, Doriana Gianfelici advanced approximately U.S. $1,533 to the Company during the nine months ended September 30, 2016.

Advances from other stockholders include balances of approximately U.S. $1,545 due to former stockholders of Ulisse and Odissea. Following the acquisition on July 1, 2016, in the three months ended September 30, 2016, Luca Pasquini advanced approximately U.S. $1,720 to the Company.

Related-Party Debts

	September 30, 2016	December 31, 2015
Braydon Capital Corp.	$318,078	$186,233
Alessandro Pasquini	40,392
Total Related-Party Debt	$358,470	$186,233

On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845. The balance due to Braydon Capital Corp. was $318,078 and $186,233 as September 30, 2016 and December 31, 2015, respectively.

With the purchase of Odissea on July 1, 2016, the Company inherited a loan from Alessandro Pasquini, cousin of our director Luca Pascquini. As of September 30, 2016, the balance of the loan was EUR 36,000 (approximately U.S. $40,392) to be repaid in EUR 5,000 (approximately U.S. $5,610) monthly installments. See Note 4.

The Company currently maintains an operating line of credit for its subsidiaries secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company. See also Note 5 Line of Credit - Bank.

During the nine months ended September 30, 2016, the company paid EUR 181,000 (approximately U.S. $202,000) to Newgioco Srl. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

The Company agreed to pay management fee to Gold Street Capital Corp for $120,000 per year. During the nine months ended September 30, 2016 and 2015, the Company accrued management fee of $30,000 each quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2016, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Date: November 22, 2016	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer