Form 10-K
period 2016-12-31
Newgioco Group, Inc.
filed 2017-04-10
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2016.

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

+39-391-306-4134
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

\

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

Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2016, the last business day of the second fiscal quarter, was $4,613,780 based on the average closing bid and asked prices for the common stock.

The number of shares outstanding of the registrant’s common stock, as of the close on April 7, 2017, was 37,009,295 shares.

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

In this Form 10-K, unless the context indicates otherwise, references to "Newgioco Group" "our Company," "the Company," "we," "our," and "us" refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1. BUSINESS

Business Overview

The Company was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, it changed its name to Empire Global Corp., and on July 20, 2016 the Company changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada.

The Company continues to operate as a licensed gaming operator offering retail web-based and land-based gaming services in Italy through its wholly owned subsidiaries, Multigioco Srl (Multigoco) and Rifa Srl (Rifa). On July 1, 2016, the acquisition of Ulisse Gmbh (“Ulisse”) has increased the land-based footprint of the Company by 107 locations and the acquisition and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) provided the Company with an innovative state-of-the-art betting technology platform known as a Betting Operating System (“BOS”).

We are continuing to evaluate and plan strategic acquisitions for expansion in this industry and to become the parent company for a variety of similar companies.

Operations are carried out under an online gaming license regulated by the Agenzia Delle Dogane e dei Monopoli (“ADM”), formerly known as the “AAMS” (Amministrazione Autonoma Monopoli dei Stato), in Italy. The Company's revenue streams, through our subsidiaries Multigioco, Rifa and Ulisse consist of wagering and gaming income from online through the internet and land-based (or “offline”) in neighborhood betting shops situated throughout Italy. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting and online poker. The Company’s revenue stream through our subsidiary Odissea consists of providing BOS services to third party operators on a business-to-business basis.

On December 31, 2016, the Company had approximately 1,000 web-based betting shops, 7 corner, and 109 agency locations operating under its license. Please refer to the "Distribution Method for Products or Services" section for a detailed description of web-based and land-based betting shops.

History

On August 15, 2014, we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy and is now a wholly owned subsidiary of the Company. Multigioco was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers.

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

Newgioco Srl is an Italian gaming company which is 50% owned by Laura Tabacco, an Italian citizen, and 50% owned by Beniamino Gianfelici who, along with his daughter, owned 100% of Multigioco prior to its acquisition by the Company.

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

On January 1, 2015, we completed the acquisition of Rifa through Multigioco and purchased offline gaming assets from Newgioco Srl, which included a Bersani license along with 3 corner rights to operate under Multigioco and Rifa purchased 1 agency right from Newgioco Srl to operate under Rifa's Monti license. Pursuant to the agreement, Rifa assumed the lease on the agency premises and also acquired the equipment assets within the agency. On June 1, 2015, the Company opened its second agency location in Rome under Rifa.

On July 1, 2016, we completed the acquisitions of Ulisse Gmbh, an Austrian gaming company, increasing the land-based footprint of the Company by 107 agency locations in Italy as well as Odissea Betriebsinformatik Beratung Gmbh, an Austrian gaming technology company, acquiring a proprietary BOS and making the Company a fully integrated gaming operator.

Pursuant to the agreements to acquire Ulisse and Odissea, upon completion of the Italian license auction and upon certification of the BOS by the Italian gaming regulator, respectively, the sellers of Ulisse and Odissea may sell back to the Company 50% of the shares of common stock of the Company received as consideration for the purchase price or 832,800 shares and 2,193,050 shares respectively at a fixed price of U.S. $1.00 per share.

During the period covered by this report, the Company acquired 4 additional corner rights and 107 CED agency locations. Our subsidiaries now own a proprietary BOS, an online GAD license with approximately 1,000 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 107 CED agency locations.

OUR STRATEGY

Our growth plan is to expand our business both in absolute and in relative terms.

Absolute growth will be achieved by organic development of our current target audience within our operating territories by conducting a tactical business review and establishing standard operating procedures and implementing a marketing strategy we refer to as our "Rebranding Blueprint" related to target marketing as outlined below. We believe that relative growth will be achieved through a consolidation architecture as we accumulate market share through the expansion of our land-based location rights and acquisitions of competing operators interested in our innovative BOS.

Conduct a tactical business process review

We intend to conduct a thorough review of the Italian gaming business plan, which may reveal opportunities to improve profitability through a broad range of business process models and strategies as well as techniques to trade, transfer or dispose of unproductive shops, high cost locations, low margin products and venues which may carry more risk than reward or acquire or combine additional licenses while terminating or selling others that are deemed unproductive, low margin, high risk or expensive.

Our strategy is to bring operators in the fragmented Italian gaming market under the ownership of our company and provide professional management and additional resources and services as described below, and seek to capitalize on the license tender auction known in Italy as the “Bando di Gara” for land-based license renewal that is expected to occur within the 24 months following the date of this report. By doing so, we believe that we can continue to improve on our services, develop our competitive advantage and build a national brand for gaming, wagering and entertainment.

Establish Standard Operating Procedures ("SOP's") and best practices

After acquiring a certain group of target gaming operators, we intend to continue their businesses as before while implementing SOP's. The purpose of these SOP's is higher, more transparent control over operations. Consolidating several companies under our control will provide an opportunity to implement operating efficiencies that cannot be achieved by smaller independent operators. We expect to save costs in regulatory compliance, marketing, management, accounting, human resource, and legal services. Creating a standardized control system will be a major cost savings measure as Newgioco Group grows, and is therefore considered an essential part of the Company's strategy.

Implement our Newgioco Rebranding Blueprint with operators acquired through consolidation

In addition to continuing existing business practices of the operators, implementing SOP's and best practices as described above, we also intend to augment the services provided by our operators by implementing our Newgioco Rebranding Blueprint with a view to achieving critical mass such that we can implement in-house administration of technology through our own BOS.

Our Newgioco Rebranding Blueprint contemplates target marketing of specific verticals within our existing client base as well as anticipated new clients assumed through acquisitions and clients that are currently patrons of competitors or of operators that may cease operations.

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

When considering the acquisition of a target operator, the license associated with the location rights (either a Monti or Bersani license described elsewhere in this report) dictates the method of acquisition. Certain conditions apply to a proposed sale and transfer of the specific license according to the legislative decrees associated with each Monti and Bersani licenses. In the case of Bersani licenses, any existing licensee or qualified acquirer (meaning a person or entity approved by the ADM) may acquire a Bersani license from the previous holder by simply transferring the license from the seller to the buyer. However, Monti licenses cannot be bifurcated from the corporate entity which was initially granted the Monti license unless the buyer is currently a Monti licensed legal entity or person. Instead, the acquirer, if not currently a Monti licensed entity, must acquire the licensed corporate entity, which may or may not have existing gaming location rights or business.

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

Our Target Markets

AGE GROUP	DEMOGRAPHIC	NEXUS

18 - 24:	- Pre- gaming future client	- Almost 100% of this age group
	- New- gaming audience	owns a cell or smart phone;
	- Desires experiential, e-gaming,	- Majority of market with data
	imaginative fantasy games	packages and internet access;
- Technologically savvy consumer
spending more on experiential
versus material goods.

25-44:	- Mature- gaming audience	- Majority of online gamers are
	- Desires games of chance, casino,	30 years old and currently
	traditional gambling tables,	heads of households;
	and sports betting.	- Male and Female balanced
across the group.

45- Senior:	- Grounded gamer	- Largest growing segment of the
	- Baby Boomer	population;
	- Desires social interaction,	- Significantly underserved;
	easy play, bingo slots,	- Needs are more social rather
	nickel games.	than self-fulfilling;
- High disposable income;
- Largest market size.

We have exceeded our guidance over the past 24 months and currently service approximately 86,000 client accounts and estimate that our base will increase to over 100,000 in 2 years based on projections supplied by both organic growth and acquisition of existing businesses. These clients range in age from 18 through 79 and are a mix of 70% male/30% female. In addition, we separate our revenue source to (a) sports betting, (b) casino and card game betting and (c) poker players. Our in-house ad-hoc analysis finds that sports betting is more popular among our customer base. In addition, sports betting is our most profitable revenue stream yielding the highest percentage of our Gross Gaming Revenue ("GGR") at 51% of revenues, which is representative of industry metrics when measured by completed seasons on a year over year basis.

Our internal analysis also shows different gaming patterns emerge from our male and female patrons. Male players prefer sports-bets, while about 10% of them also explore casino and poker. Alternatively, female players prefer casino and bingo while only 1% try our other game offerings like poker, sports-bets or lotteries.

Sports-Bet: We currently have an average of 5,500 players per month (about 22% of our total gaming accounts) that place at least 3 bets per week, for a total of 12 bets per month per player. The total number of monthly bets on our license averages between 160,000 and 180,000 tickets. The average of the amount played per ticket is EUR 7.6 (approximately U.S. $8) such that each player that places 12 bet-spends EUR 76.8 (approximately U.S. $81) per month.

Casino: We have an average of 900 unique players participating in casino games (generally about 2.5% of all gaming accounts and 8.6% of the sports-bet players), with approximately 26% of players playing on our mobile platform. Each casino player generates coin-in revenue of EUR 3,000 (approximately U.S. $3,172) per month which represents a profit of EUR 94 (approximately U.S. $99) per player per month. The profit of $99 is also the metric used to measure our casino performance in "spending" of a casino player.

Poker: We have an average of 1,080 unique players participating in poker games through our website (about 3% of all gaming account and 9.8% of the sports-bet players) per month. Each poker player generates coin-in revenue of EUR 2,896 (approximately U.S. $3,063) per month which represents a profit of EUR 103 (approximately U.S. $109) per player per month. We also use the profit metric of EUR 103 (approximately U.S. $109) to measure our casino performance in "spending" of a poker player.

Most of our patrons are located throughout Italy including Sardinia with the highest concentrations in larger centers such as Rome and Naples.

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

Gaming Product Offerings

Our land-based locations generally offer only sports betting, virtual sports betting, horse racing and physical slots, while our website and shops offer a full suite of gaming products which include:

-	Sports Betting: Considered the largest and most well-known industry segment offering both pre-live and live in-game betting opportunities for a wide variety of sports.

-	Online Casino: traditional casino games, live casino, poker, bingo and interactive skilled games including:

▪	Traditional Casino Games: Automated casino games such as roulette, blackjack and baccarat and slot machines.

▪	Live Casino Games: Table games broadcast via live video stream with real dealers and croupiers that attempt to convey the atmosphere of a physical casino.

▪	Poker: Texas Hold'em and Omaha in both cash and tournament format.

▪	Bingo, Skilled and Interactive Games such as: games that are programmed with random number generation to ensure constant fairness for all parties; and can be played for real money or free play. These games are typical card games played by Italian people such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).

-	Virtual Sports Betting: Various sport and racing events that are computer generated.

-	Horse Racing: Live track racing events.

Distribution Methods for Products or Services

In Italy, gaming products and services are offered through any of three distribution methods: agencies, corners, or websites. Regardless of the distribution method, licensed operators in Italy must be connected to the ADM network using an intermediary betting software platform such as Microgame S.p.A ("Microgame") or our own Odissea BOS. Only a single license is required to operate a website based gaming service, which Multigioco owns, while each offline agency and corner must have a separate license right assigned to each location.

As of December 31, 2016, the Company used a combination of all three distribution methods as described in greater detail below. The Company’s reach is currently approximately 86,000 online user accounts, 1,000 web café, 7 corner, and 109 agency locations. We expect to continue growing our distribution as we develop our business in Italy through additional acquisitions. The following describes the three distribution methods in Italy:

(1)	Negozio Sportivo ("NS"; "agency" or "arcade") (translated as Sporting Store): An agency is an arcade location that is a gaming specific venue meeting strict regulatory standards. An agency must have 70% of its square-footage dedicated specifically to gaming space in addition to having a cash cage, thereby creating an 'arcade' like facility for the primary purpose of gaming and gaming related revenues.

(2)	Punto Sportivo ("PS" or corner) (translated as Sporting Point): A corner is distinguished from an agency insofar as the principal business situated at the location is primarily other than gaming (such as a coffee shop or bakery) with a terminal connected to the ADM network. The primary purpose of the facility is not gaming, and it only sections a small 'corner' for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming.

(3)	Punti Virtuali di Recarica ("PVR"; web-based betting shops "shops"; "web cafe" or "websites") (translated as Virtual Reload Points): A web shop is a physical location where a computer or multiple computers are connected to the web and directed to our website. Customers can access our website through the computers set up at the web shop and may also make cash deposits that are credited electronically to their online gaming accounts (i.e. virtual account reloading).

Websites

The Company’s corporate website is www.newgiocogroup.com where general corporate information about us can be found as well as links to our Company filings with the Securities and Exchange Commission as well as information on our stock at OTC Markets, LLC. In addition, the Company provides information for investors including corporate governance policies and recent press releases.

Multigioco's main gaming website www.newgioco.it currently operates under a third party Service Provider Agreement with Microgame to develop and host our website layout, design and functionality. Microgame provides and operates all aspects of the Newgioco online gaming website including: servers, routers, software development (for the Newgioco branded website operations), sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and the first line of gaming related customer support needs.

Information about our Betting Operating System can be found on Odissea’s website at www.odissea.at which provides general information and the services provided by Odissea as well as contact information.

Multigioco’s client-facing websites

Multigioco websites are tailored for the Italian gaming market. The Company maintains a web-based platform directly under the branded website newgioco.it (the main "channel") serving players and shops respectively. There are some variations in website style because Multigioco offers different services through distinctive marketing campaigns:

-	newgioco.it is mainly devoted to shops (locations), such that marketing for this brand is dedicated to webshop campaigns, branding, and proposals or marketing for prospective operators to become a "Newgioco Shop";

-	originalbet.it and lovingbet.it (agent web skins) are dedicated to the end-user (players), by focusing on campaigns and gaming offerings directed at players, such as welcome bonuses, rake back for poker players, etc.

The websites are only published in the Italian language. Multigioco may include additional languages if it is determined that such services are commercially viable and if we agree to pay the related development fees. We do not have any plans to expand our website to include additional languages at present.

The ADM requires that all websites are owned only by the license holder. We own our branded website url www.newgioco.it in accordance with our ADM licensing requirements and either directly operate the websites or alternatively contract the websites to third party agents or promoters operating under the web skin urls www.original bet.it (see Note a) and www.lovingbet.it (see Note b).

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

Note (b): A White-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the promoter (such as LovingBet). The promoter earns fees according to the turnover generated through their website.

In relation to the third party or rented websites, the promoter ("partner", "shop" or "agent") is responsible for marketing strategies, administration and costs. The promoter may utilize special promotions, draws and incentives to drive players to their website to increase gaming turnover or visits. Generally, these promoters operate in areas that are remote or distant from our central operations based in Rome, therefore, some promotions may be local events in the jurisdiction surrounding the "home base" of the promoter. The relationship with local shops and players from the promoter region remains directly with the promoter since there could be regional nuances that attract their clientele to our gaming offerings. However, the gaming business belongs to the underlying licensor or, in our case, Multigioco and is included in our overall financial results as gaming turnover.

The Promoter does not have any direct access to Multigioco client gaming accounts and is therefore not legally responsible or liable for maintaining gaming account balances. As a result, the licensor is legally responsible for compliance and client gaming account control, and is also legally required to ensure that all payouts due to players are credited to each players' gaming account and are available to players within 7 working days of the completion of the play.

Please refer to the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Current Report on Form 8-K filed August 19, 2014 for additional information on our Service Provider Agreement with Microgame, White-label Services Agreements and landing pages.

While the www.newgioco.it website offers wagering in many categories outside of sports, we intend to capture a larger share of the Italian market by focusing on the Serie A, B, and C soccer, online poker, online casino and slots, skill games, virtual sports as well as Italian horse racing.

Otherwise, the Company offers a sufficiently diverse product and service offerings through our websites and intends to focus on creating in-house cost savings and synergies by undertaking strategic acquisitions and following a strict internal development plan.

Employees

Our current CEO provides day-to-day operations and management services at the Company's head office. Management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees in our head office so long as it is seeking and evaluating business opportunities.

On April 7, 2017, Multigioco employed 10 full time and 5 part time employees at its head office and approximately 20 outside commissioned sales agents that service our remote shops and venues in the field, while Odissea employed 14 full time staff, and Ulisse employed 10 full time staff.

Research and Development

Neither the Company, nor its subsidiaries, engage in research and development activities.

FACTORS AFFECTING OUR MARKET

Government Regulations - General

The following information is presented with the understanding that we have now acquired gaming operators in Italy with an online license expiring in 2021 and a land-based license prolonged until the completion of the license renewal auction, and therefore our business is subject to the regulations described below. For this discussion, when we mention "our operators" or "our facilities" or operators or facilities that we "own", it is in reference to operators or facilities that we have acquired and may acquire in the course of our business in the future, assuming that we are able to acquire any additional operators at all.

Under Criminal Law in Italy, all gambling is illegal regardless of where it is organized. However, the law recognizes there is a difference with games of chance and games where the outcome depends on the player's skills. Sports-betting, lotteries and some other activities fall into the category of legal and regulated gaming activities, under which our business operations fall.

In Italy, the ADM (the State Agency of Customs and Monopolies) is granted the power to issue licenses and regulate gaming activities.

Beginning in 1992, some forms of gaming activities were deregulated by government decree under certain conditions to avoid potentially negative social effects associated with the industry. In 2006, beginning with a series of licenses colloquially termed as "Bersani" Licenses which will renew under license tender in 2017, the ADM implemented certain amendments with a view to liberalize the market such as:

-	Legalization of real-money skill games and betting exchanges or 'books';

-	Opening of the Italian gaming market to operators from EU and EFTA countries (on condition they meet certain requirements); and

-	Initiating a new license tender process intended to curb the network of offline betting establishments and also provided a possibility for online gaming operators to offer their services on a legal basis.

New milestones were reached by Italian legislation in 2006 which regulated the use of the internet as a direct gaming distribution channel in Italy. The Finance Act 2007, which legalized card games in the form of tournaments with stakes equal only to tournament entry fees, and also the "Comunitaria" decree in February 2011, which regulated cash poker games and online casino games also amended laws introduced in the previous Bersani version of the decree. Licenses issued pursuant to this new decree will expire in 2021 and renew under a new tender notice process.

See the section captioned "Risk Factors" for additional information and risks we face as operators in the regulated gaming industry.

Permits, Authorizations and Licenses

Italy maintains a federal legislated policy aimed at enhancing gaming through rigid regulations designed to protect its economic interest and comply with the law as well as to certify operators to protect so-called consumer-gamers. In Italy, there are currently two main categories of licenses (offline and online) in circulation, issued or awarded by the ADM in three series:

•	Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as "Monti" licenses that expired in 2016 and is currently due for renewal;

•	Finance Act decree of 2007 (FA7) series which were awarded by tender in 2006 and are colloquially branded as "Bersani" Licenses that expired in 2016 and is currently due for renewal; and

•	New series GAD (Gioco a Distanza) issued by application process under the Comunitaria decree in 2010 and expire in 2021.

Each series of license has a 10 year renewal term.

Monti and Bersani licenses provide both NS and PS offline (agencies and corners) as well as GAD online (web-based) distribution authorizations. Offline Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is now due, while both the Monti and Bersani GAD licenses are expected to be consolidated under a renewal tender to match up with the limited number of Comunitaria Series GAD licenses expiring in 2021.

In 2011, Multigioco applied for a New Series GAD license under the regulatory changes requiring a tender notice process. The ADM granted Multigioco a new GAD license, and on July 4, 2012 gave the final authorization for Multigioco websites.

The ADM licenses provide Multigioco the right to:

-	offer only those gaming offerings that ADM authorizes for deployment in Italy (the “Territory”);

-	enter into licensing, joint venture and acquisition agreements with shops and private enterprises as concessionaires that provide various local services such as convenience stores, bars, cafes, and restaurants in Italy;

-	establish web cafe`s as permitted by the regulations enforced by the ADM regional office within the Territory; and

-	take such steps that are deemed necessary to develop the business of regulated gaming in the Territory.

Our online license is subject to the laws of the Republic of Italy with an initial term expiring on June 15, 2021 and is renewable through the tender notice process.

Foreign Financial Considerations

Our gaming income is subject to income taxes based upon the laws of Italy which may also fluctuate if economic conditions in Italy remain uncertain.

For the Company’s financial reporting, our subsidiaries assets and liabilities, whose functional currency is the Euro, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company's financial statements are included in Accumulated other comprehensive income or loss, a component of Stockholders' Equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date. Fluctuations in the foreign exchange rates may have an adverse effect on our overall results.

Major Software Vendors

The following sets out a short list of various gaming software providers and a brief description:

Microgame S.p.A. provides a betting platforms to third-party operators in Italy and is a joint venture partner of Caesars Entertainment in the World Series of Poker.

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

Competition

Overall competition in the online gaming industry is moderate with various sectors and operators competing for customers in various geographic markets. These include ‘land based’ online casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet in concert with the plentiful supply of varying games means obstacles to switching venues for the consumer are virtually non-existent which increases competition. Differing regulations worldwide make it harder to expand and the easing of regulations in some markets have led to consolidation by monopoly entities which weakens competition while the opening of new markets allow for more players to enter the marketplace to balance the competition somewhat.

We compete with a number of private and publicly traded companies that provide land-based and/or online gaming. In addition to known current competitors, traditional land based casino operators and other entities, many of which have significant financial resources, and occupy entrenched positions in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors.

Particularly, our subsidiaries face direct competition in Italy from established online gaming sites like GTECH (Lottomatica), William Hill, 365sport, bwin, and many others. However, the Company has several advantages at its side, primarily local brand recognition, services that are tailored to calcio (soccer) enthusiasts. Most notably, Multigioco invests significant resources to calcio-focused marketing; fan engagement, live-streaming of calcio games; employ industry leading software; and is actively considering potential Italian celebrity partners.

We believe the principal competitive factors in our industry that create certain barriers to entry into the Italian market include but are not limited to: reputation, technology, financial stability and resources, proven track record of successful operations, critical mass and liquidity (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the Italian market, it is also likely that new laws and regulations of governmental authority will be established in the future that will also offer barriers to new competitors.

Increased competition from current and future competitors may materially and adversely affect our business, revenues, operating results and financial condition.

Major Operators

The following sets out a list of various gaming operators with a brief description:

-	GTECH (Lottomatica) is focused on providing software and services in the Internet, lottery and sports betting market.

-	SNAI is an Italian corporation that deals with the management of betting odds and horse racing contests. It was founded in 1990 and is listed on the Milan Stock Exchange and on March 29, 2011 Global Games S.p.A. acquired 51% of SNAI.

-	Sisal is one of the longest running Italian gaming companies offering Internet Betting, lotteries, scratch to win, poker and casino, slots and arcade games.

-	Bwin is one of the largest online gaming company focused primarily on sports betting, as well as Internet casino and poker.

Key Italian Authorities

The following sets out a list of various online gaming industry authorities and their roles in the industry:

-	Agenzia delle Dogane e dei Monopoli (ADM) is responsible for the licensing and authorizations granted to concessionaries, and for the monitoring of the betting activities.

-	Guardia di Finanza’s aim is to police criminal elements by means of a network presence throughout Italy and conducting physical inspections in bars and tobacco shops.

-	Agenzia delle Entrate is a government agency supervised by the Ministry of Economy and Finance which cooperates with ADM, and is engaged in the management, investigation and litigation of taxes. Its objective is to maximize tax collection efficiency and compliance.

-	Sogei is engaged in the ICT (Information, Communication and Technology) sector and is owned and operated by the Ministry of Economy and Finance. The company provides betting control, in order to assure the regulated processing of games, and management of the "Totalizzatore Nazionale" (a computer network that calculates and processes winning/payouts).

Trade Organizations

The following sets out a list within Italy’s gaming industry trade organizations:

-	International Association of Gaming Regulators (IAGR) is a forum in which gaming regulators from around the world can meet, exchange views and information, and discuss policy issues among themselves and with representatives of the international gaming industry; a means of fostering cooperation between gaming regulators in the performance of their official duties; and a central point of contact for inquiries from governments, gaming regulatory agencies and personnel, and representatives of the international gaming industry.

-	European Gaming and Betting Association (EGBA) promotes implementation of a fair, competitive and regulated market for online gaming and gaming operators throughout Europe in line with EU law.

-	Global Betting & Gaming Consultants (GBGC) has developed a wide range of gaming and business services that it can provide to its clients to help them operate successfully in the gaming field.

-	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gaming.

Item 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. Accordingly, when we refer to "our operators" below, it is with reference to operators that we currently own or are in the process of acquiring or may acquire in the future, regardless of the level of ownership or operators that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our company, additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

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

We are a rapidly growing company and no additional relevant operating history involving our gaming operations exists upon which an evaluation of our performance can be made. The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in the online gaming industry.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital in order to continue as a going concern.

Pitagora Revisone Srl, our independent registered accounting firm for the year ended December 31, 2016 has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise capital needed to improve our financial condition may be hindered as a result of our current liquidity position. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which would cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception and further losses are anticipated in the development of our business. Since we are currently in the early stages of our development and strategy, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, PIPE Financing and or private placement of our securities. As of the date of this report, no stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.

Failure by us to respond to changes in consumer preferences could result in lack of gaming revenues and may force us out of business.

Our retail leisure betting business, website and web shops operate in an industry that is subject to:

-	rapid technological change;

-	the proliferation of new and changing online gaming sites;

-	frequent new product introductions and updates; and

-	changes in customer demands.

Any of the above changes that we fail to effectively anticipate could reduce the demand for our products and services, as well as any gaming service we may introduce in the future. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

We currently depend on and may continue to be dependent on third parties to provide our online gaming platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to provide the platform and our ability to continue our operations.

We currently depend on our agreements with Microgame S.p.A. (“Microgame”) and SNAITECH S.P.A. (“SNAI”) to develop and operate our online gaming platform. Until we complete the integration of our own Odissea BOS to process all our customer transactions, we anticipate that we will continue to rely on Microgame and SNAI and other third parties to develop portions of the platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing platform updates, in addition, our reliance upon a third party developer exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the platform and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with software that we may develop internally. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any platform updates or changes for us until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

If we do not comply with the terms of our agreements with Microgame and SNAI or if such agreements are terminated, our business operating results and financial condition will be adversely affected.

Our agreements with Microgame and SNAI to develop and operate our online gaming website and process land-based retail transactions is crucial to our operations. If we fail to comply with any of the terms or conditions of the agreement, or in the event that Microgame or SNAI terminate the agreement or the agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.

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

We anticipate that a material portion of our revenues will be derived from the implementation of our Rebranding Blueprint into acquired operator venues and possibly through licensing our Rebranding Blueprint to other entities. We can give no assurance that our Rebranding Blueprint will be widely accepted or that we will be able to receive enough, or any, interest from operators to introduce or sustain our Rebranding Blueprint with any given operator, or at all. Because it is a new marketing approach, it is possible that wide acceptance of our Rebranding Blueprint will never be attained. Such a lack of acceptance will adversely affect our growth and profits.

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

Historical submissions and reporting errors in gaming accounts made by an operator prior to our acquisition, even in the case of a pure asset acquisition, may require us to provide refunds to patrons and possibly pay penalties. In the case of overpayments, it is very unlikely that we would be able to collect funds that were owed to the operator prior to our acquisition. There can be no assurance that a compliance audit will disclose any future liabilities for overpayments that any of our operators may have incurred.

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

Our proposed business operations are concentrated in a single industry and geographic area (Italy and Europe) that is affected by international, national and local economic conditions. A downturn in the economy or in a specific region such as Italy and Europe constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our customers. We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide, in Italy and Europe or in the gaming industry, or the impact such slowdown may have on the demand for online gaming. If players have less disposable income to spend on wagers or if our customers are unable to devote resources to using our products, there could be an adverse effect on our business.

Intense competition in the online gaming industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, patrons and advertisers with numerous well established online gaming sites, as well as many smaller and/or newer sites. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. The effect of such competition may put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers. Compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.

Changes in government laws could materially adversely affect our business, financial condition and results of operations.

Our business is regulated by diverse and evolving laws and governmental authorities in Italy and other countries in which we intend to operate in the future. Such laws relate to, among other things, online gaming, gaming in general, internet, licensing, copyrights, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities.

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

If a federal or provincial agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of illegal gaming, fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

ADM enforcement officials have numerous enforcement mechanisms to combat illegal gaming, fraud and abuse. ADM enforcement officials have the ability to exclude any investors, officers and managing employees associated with business entities that have committed gaming fraud from the industry including commencing criminal proceedings against those accused of such gaming fraud. A governmental investigation or enforcement proceedings taken against us, our executives or our directors could result in significant expense to us, as well as adverse publicity.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of principals who retain equity in any operators in which we have a majority interest.

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

In addition, the stock markets, including the over-the-counter markets in which our common stock is quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock has been limited and we cannot assure you that a larger market will ever develop or be maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for investors to sell our common stock for a positive return on their investment. In the past, shareholders have instituted securities class action litigation against some companies following periods of market volatility. If we were involved in such securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock, or warrants or options to purchase our common stock, by us in the future would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at any time if at all.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has two mailing addresses: 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada (its main office), and 671 Westburne Dr., Concord, Ontario, L4K 4Z1. Other than these mailing addresses, the Company does not currently maintain a principal executive office or any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. These offices are provided to the Company on a rent-free basis.

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

Our subsidiaries Ulisse Gmbh and Odissea Betriebsinformatik Beratung Gmbh rent office space on a year-by-year basis at Salurnerstrasse 12 – 6020, Innsbruck, Austria and pay approximately U.S. $1,300 and approximately U.S. $1,480 per month, respectively. The offices are used primarily for administrative functions. There are no gaming operations provided at this office.

Item 3. LEGAL PROCEEDINGS

The Company may be subject to claims arising in the ordinary course of business. We are not aware of any legal proceeding or any action being contemplated by a governmental authority.

Subsequent to this report, on January 20, 2017 Newgioco Group, Inc. was served with a complained filed on November 11, 2016 against the Company in connection with a Securities Purchase Agreement by and between the Company and Darling Capital, LLC dated February 29, 2016. The matter involves a $750,000 debt plus interest that we have been and remain ready and able to pay. However, the plaintiff has sought a premium on the amount owed which we dispute. The Company considers this lawsuit to not be material or affect the future of the Company in any manner.

Item. 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following tables set forth the high and low sale prices for our common stock as reported by the OTCQB Marketplace for the periods covered by this report.

2015 PERIOD	BID PRICES
	LOW	HIGH

January 1 - March 31	$0.51	$0.90
April 1 - June 30	0.535	1.15
July 1 - September 30	0.72	1.04
October 1 - December 31	0.90	1.16

2016 PERIOD	BID PRICES
	LOW	HIGH

January 1 - March 31	$0.87	$1.16
April 1 - June 30	0.30	1.00
July 1 - September 30	0.28	0.70
October 1 - December 31	0.15	0.45

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

Shareholders

As of December 31, 2016, there were an estimated 310 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Description of Securities

Common Stock

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2016, there were 42,990,705 authorized but unissued shares of our common stock available for future issuance, based on 37,009,295 shares of our common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Three Million (3,000,000) Common shares are authorized for issue under the 2016 Equity Incentive Plan.

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

General Plan of Operation

The Company was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, it changed its name to Empire Global Corp., and on July 20, 2016 the Company changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada.

On August 15, 2014, we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy, and is now a wholly owned subsidiary of the Company. As a result of the acquisition of Multigioco, our principal business became a licensed online gaming operator offering retail web-based gaming and sports betting.

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

On July 1, 2016, we completed the acquisitions of Ulisse Gmbh an Austrian gaming company, increasing the land-based footprint of the Company by 107 agency locations in Italy as well as Odissea Betriebsinformatik Beratung Gmbh, an Austrian gaming technology company acquiring a proprietary BOS and making the Company a fully integrated gaming operator.

During the period covered by this report, the Company acquired 4 additional corner rights and 107 CED agency locations. Our subsidiaries now own a proprietary BOS, and with approximately 1,000 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 107 CED agency locations.

Our revenues are derived from our subsidiaries. The product offering includes BOS services and a variety of online and offline lottery and casino gaming, as well as sports betting through locations situated throughout Italy.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overall

As a result of the acquisition of Ulisse and Odissea, our business operations have changed. Accordingly, comparisons with prior periods are generally not meaningful.

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

Revenues

Compared to $4,872,902 in gross revenue for year ended December 31, 2015, our gross revenue for year ended December 31, 2016 was $8,897,963. The following table represents a detailed breakdown of revenues from our gaming operations for years ended December 31, 2016 and December 31, 2015:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Turnover
Turnover web-based	$103,033,957	$72,671,853
Turnover land-based	18,917,917	4,685,660
Total Turnover	$121,951,874	$77,357,513

Winnings/Payouts
Winnings web-based	96,728,850	67,722,378
Winnings land-based	16,487,782	3,758,216
Total Winnings/payouts	113,216,632	71,480,594

Gross Gaming Revenues	$8,735,242	$5,876,919

Less: ADM Gaming Taxes	1,592,926	1,169,322
Net Gaming Revenues	$7,142,316	$4,707,597
Add: Commission Revenues	1,105,389	165,305
Add: Service Revenues	650,258	—
Total Revenues	$8,897,963	$4,872,902

General and Administrative Expenses

The Company incurred $4,512,812 in general and administrative expenses during the year ended December 31, 2016, compared to $2,837,800 in the year ended December 31, 2015. The increase in general and administrative expenses was a result of an increase in salaries and wages as well as restricted stock based compensations in connection with the July 1, 2016 acquisitions.

The Company's major general and administrative expenses for the year ended December 31, 2016 compared to 2015 were as follows:

	Dec. 31, 2016	Dec. 31, 2015

Salaries	$1,156,809	$533,096
Cash and non-cash professional fees including legal, consulting and audit fees	$674,218	$758,257
Depreciation and amortization expenses	$747,688	$460,948
Management fees	$146,007	$120,000
Stock-based compensations	$675,000	Nil

Amortization expense includes the amortization of deferred loan costs of $225,491 and $31,738 in 2016 and 2015, respectively.

Direct Selling Expenses

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the year ended December 31, 2016 our selling expenses were $5,846,019, compared to selling expenses of $3,663,165 for the year ended December 31, 2015. The increase was due to the expansion of operations from 1,067 web-based, 3 corner, and 2 agency locations on December 31, 2015 to 1,000 web-based, 7 corner, and 109 agency locations during on December 31, 2016.

Interest Expense

The Company had incurred interest expenses, net of interest income, of $727,328 for the year ended December 31, 2016, compared to $205,355 in interest expense, net of interest income, for the year ended December 31, 2015.

Interest expense includes non-cash interest costs of $569,558 for the year ended December 31, 2016, compared to $113,456 in non-cash interest costs for the year ended December 31, 2015.

The increase in interest expense incurred was related to interest paid on debentures and promissory notes issued in 2016.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated an income of $426,369 for the year ended December 31, 2016, compared to an expense of $22,808 for the year ended December 31, 2015. The decrease in the fair value of derivative liability is due to a decrease in the price of the Company’s common stock and increased volatility in stock price.

Impairment on investment in non-consolidated entities

The Company incurred no impairment on investment in non-consolidated entities for the year ended December 31, 2016, compared to an impairment of $30,185 for the year ended December 31, 2015.

Allowance for deposit on acquisitions

The Company recorded no allowance for deposits on acquisitions for the year ended December 31, 2016. Compared to an allowance for deposits on acquisitions of $94,952 for the year ended December 31, 2015 for the deposits made towards the purchase price of the Newgioco Srl gaming assets.

Net Loss

For the year ended December 31, 2016, the Company had a net loss of $1,968,659, or $0.09 per share (basic and diluted), as compared to a net loss of $2,022,663, or $0.08 per share (basic and diluted) for the year ended December 31, 2015.

This decrease in net loss during 2016 is primarily due to increasing revenues over the increase in outstanding shares at December 31, 2016 as a result of acquisitions.

Other Comprehensive Income

Our other comprehensive income consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets denominated in Euro.

The Company's reporting currency is the U.S. dollar while the functional currency of our subsidies is the Euro, the local currency in Italy and Austria. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

For the year ended December 31, 2016 the Company recorded an expense of $540,896 for foreign currency translation adjustment, compared to an income of $84,385 for foreign currency translation adjustment for the year ended December 31, 2015.

Liquidity and Capital Resources

Assets

At December 31, 2016, we had a total of $7,431,077 in assets compared to $3,646,951 in assets at December 31, 2015. The increase in 2016 is primarily related to the increase in intangible assets in connection with the July 1, 2016 acquisitions of Ulisse and Odissea.

Liabilities

At December 31, 2016, we had $4,196,260 in current liabilities and $742,189 in long term liabilities, compared to current liabilities of $2,275,085 and long term liabilities of $67,532 at December 31, 2015. The increase in current liabilities was a result of liabilities associated with acquisition of additional gaming operations during 2016 and the February 29, 2016 and March 31, 2016 convertible promissory notes issued.

Working Capital

The Company had $2,230,422 in cash and cash equivalents at December 31, 2016 compared to $157,363 cash and cash equivalents on December 31, 2015. As of December 31, 2016, we have total accumulated deficit of $11,263,504.

We had $2,793,697 in current assets and $4,196,260 in current liabilities. As such, we are left with a working capital deficit of $1,402,563.

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

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $317,250) for Multigioco and EUR 50,000 (approximately U.S. $52,875) for Rifa from Veneto Banca in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $785,880 for year ended December 31, 2016, compared to $506,890 of net cash used in operating activities for the same period ended December 31, 2015.

Cash Flows from Investing Activities

The net cash provided by investing activities for the year ended December 31, 2016 was $194,028 compared to $233,677 of net cash used in investing activities for the period ended December 31, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $1,222,419 compared to $489,523 of net cash provided by financing activities for the year ended December 31, 2015.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 8 to 16 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31, 2016	December 31, 2015
Gold Street Capital Corp.	$1	$138,228
Doriana Gianfelici	51,819	53,447
Other stockholders	505,729	—
Total advances from stockholders	$557,549	$191,675

During the year ended December 31, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Newgioco Group, advanced $271,214 to the Company, net of repayment of $65,404. On September 30, 2015, the Company issued 144,300 shares to Gold Street to pay $150,072 of the debt at the market price of $1.04 per share.

During the year ended December 31, 2016, Gold Street advanced $290,242 net of repayment of $55,700. During the year ended December 31, 2016, the Company issued shares to Gold Street to repay the debt at the market prices as follows:

Date	Number of shares issued	Price per share	Total amount, USD
31-Mar-16	145,500	$0.95	$138,225
15-Nov-16	1,785,040	$0.15	$267,756
31-Dec-16	56,082	$0.40	$22,433
	1,986,622		$428,414

Doriana Gianfelici advanced EUR 250 (approximately U.S. $264) and EUR 8,801 (approximately U.S. $9,770) to the Company during the years ended December 31, 2016 and 2015, respectively.

The amounts due to Gold Street Capital and Doriana Gianfelici at December 31, 2016 and 2015 are non-interest bearing and due on demand.

Advances from other stockholders include balances of approximately U.S. $505,729 due to former stockholders of Ulisse and Odissea, of which approximately U.S. $500,469 is the dividend accrued due to former stockholders of Ulisse. Following the July 1, 2016 acquisition, in the six months ended December 31, 2016, Luca Pasquini advanced approximately U.S. $2,780 to the Company.

In addition, on November 15, 2016, the Company issued an aggregate of 4,500,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 1,500,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan. See Note 13.

Related-Party Debt

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

Promissory notes payable to related parties of $318,078 comprise of amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp. that bears interest at a rate of 1% per month and is due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845.

Also, the Company inherited a loan in connection with the acquisition of Odissea on July 1, 2016 of approximately U.S. $56,753 from Alessandro Pasquini, cousin of our director Luca Pasquini. As of December 31, 2016, the loan was repaid. See Note 4.

On January 1, 2015 the Company acquired land-based gaming assets from Newgioco Srl for a purchase price of EUR 650,649 (approximately U.S. $787,158) which included a forgiveness of EUR 210,507 (approximately U.S. $256,251) in debt due for the administrative services. Pursuant to the agreement with Newgioco Srl, the Company made payments of EUR 181,000 (approximately U.S. $200,313) and EUR 150,443 (approximately U.S. $166,992) to Newgioco Srl during the years ended December 31, 2016 and 2015, respectively. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

The Company agreed to pay management fees to Gold Street Capital Corp. of $120,000 per year for the year ended December 31, 2016. Also, the Company paid management fees of approximately U.S.$26,008 to Luca Pasquini, a director and Chief Technology Officer.

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

In Italy, tax years beginning 2011 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

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

NEWGIOCO GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 and 2015

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1 - F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newgioco Group, Inc.

Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Newgioco Group, Inc. (Formerly Empire Global Corp.) and subsidiaries (the "Company") as of December 31, 2015 and the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company had working capital deficit of $1,592,439 as of December 31, 2015, did not generate cash flow from operation and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PITAGORA	Corso Matteotti, 21 – 10121 Torino
Revisione	Tel. +39 011 51.78.602 r.s. – Fax +39 011 51.89.491

e-mail: pitagora@pitagora.org

Via Pagano, 56 – 20145 Milano

Tel. +39 02 439.11.617 r.s. – Fax +39 02 439.16.332

e-mail: pitagora@pitagora.org

To the Board of Directors and

Stockholders of Newgioco Group Inc.

Toronto, Ontario

We have audited the accompanying consolidated balance sheet of Newgioco Group Inc. and subsidiaries (the "Company") as of December 31, 2016 and the related consolidated financial statements of comprehensive loss, stockholders' equity (deficiency), and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Our audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the result of its operations and cash flows for each the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying consolidated financial statements, the Company had working capital deficit of $1,402,563 as of December 31, 2016, did not generate cash flow from operation and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pitagora Revisione S.r.l.

/s/ Roberto Seymandi

Roberto Seymandi, Partner

Turin, Italy

April 7, 2017

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$2,230,422	$157,363
Accounts receivable	16,919	—
Gaming account receivable, net of allowance for doubtful accounts of $388,134 and $349,374	226,030	178,151
Prepaid expenses	91,577	310,407
Investment in corporate bonds	—	—
Other current assets	228,749	36,725
Total Current Assets	2,793,697	682,646

Noncurrent Assets
Restricted Cash	475,916	232,013
Property, plant and equipment	203,660	88,705
Intangible assets	3,690,978	2,376,540
Goodwill	260,318	260,318
Investment in non-consolidated entities	6,508	6,729
Total Noncurrent Assets	4,637,380	2,964,305

Total Assets	$7,431,077	$3,646,951

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit - Bank	$726	$312,483
Accounts payable and accrued liabilities	999,363	571,501
Gaming account balances	621,228	274,942
Taxes payable	525,361	165,166
Advances from stockholders	557,549	191,675
Liability in connection with acquisition	125,375	327,536
Debenture, net of discount	616,517	107,589
Derivative liability	211,262	28,375
Promissory notes payable - other	111,285	108,135
Promissory notes payable – related party	318,078	186,233
Bank loan payable – current portion	102,140	—
Other current liabilities	7,376	1,450
Total Current Liabilities	4,196,260	2,275,085

Bank loan payable	426,610	—
Other long term liabilities	315,579	67,532
Total Liabilities	4,938,449	2,342,617

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 37,009,295 and 24,126,088 shares issued and outstanding	3,701	2,413
Additional - paid in capital	14,169,062	10,472,501
Accumulated other comprehensive income	(416,631)	124,265
Accumulated deficit	(11,263,504)	(9,294,845)
Total Stockholders' Equity	2,492,628	1,304,334

Total Liabilities and Stockholders’ Equity	$7,431,077	$3,646,951

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2016	2015
Revenue	$8,897,963	$4,872,902

Costs and expenses
Selling expenses	5,846,019	3,663,165
General and administrative expenses	4,512,812	2,837,800
Total Costs and Expenses	10,358,831	6,500,965

Loss from operations	(1,460,868)	(1,628,063)

Other Expenses (Income)
Interest expense, net of interest income	727,328	205,355
Changes in fair value of derivative liabilities	(426,369)	22,808
Imputed interest on related party advances	8,807	5,309
Allowance for deposit on acquisition	—	94,952
Impairment on investment	—	30,185
Total Other Expenses	309,766	358,609

Loss before income taxes	(1,770,634)	(1,986,672)

Income taxes	198,025	35,991

Net loss	(1,968,659)	(2,022,663)

Other Comprehensive Income
Foreign currency translation adjustment	(540,896)	84,385

Comprehensive loss	(2,509,555)	(1,938,278)

Basic and fully diluted loss per common share	$(0.09)	$(0.08)
Weighted average number of common shares outstanding basic and diluted	28,156,667	23,412,131

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2014	23,264,800	$2,327	$9,525,357	$39,880	$(7,272,182)	$2,295,382

Shares issued for repayment of debt	332,350	33	345,611			345,644
Shares issued for services	311,500	31	321,969			322,000
Shares issued for warrants exercised	62,438	6	64,344			64,350
Common stock sold for cash	155,000	16	154,984			155,000
Imputed Interest on stockholder advances			5,272			5,272
Beneficial conversion value of debt			54,964			54,964
Foreign currency translation adjustment				84,385		84,385
Net loss					(2,022,663)	(2,022,663)

Balance at December 31, 2015	24,126,088	$2,413	$10,472,501	$124,265	$(9,294,845)	$1,304,334

Shares issued for repayment of debt	2,226,622	223	464,191			464,414
Shares issued for services	90,000	9	61,291			61,300
Shares issued for warrants exercised	14,885	1	14,437			14,438
Stock-based compensation	4,500,000	450	674,550			675,000
Common stock issued for the purchase of subsidiaries	6,051,700	605	2,359,558			2,360,163
Imputed interest on stockholder advances			8,503			8,503
Beneficial conversion value of debt			114,031			114,031
Foreign currency translation adjustment				(540,896)		(540,896)
Net income (loss)					(1,968,659)	(1,968,659)

Balance at December 31, 2016	37,009,295	$3,701	$14,169,062	$(416,631)	$(11,263,504)	$2,492,628

See notes to consolidated financial statements

 NEWGIOCO GROUP, INC.

Statement of Cash Flows

	Years ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,968,659)	$(2,022,663)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	522,199	429,210
Amortization of deferred costs	263,046	31,738
Non-cash interest	569,558	113,456
Imputed interest	8,807	5,309
Changes in fair value of derivative liabilities	(426,369)	22,808
Non-cash commission and legal fees related to debenture	—	5,000
Impairment of assets	—	125,137
Stock issued for services	297,319	362,749
Stock compensation	675,000	—
Bad debt	69,268	354,678

Changes in operating assets and liabilities
Prepaid expenses	(164,518)	(20,025)
Accounts payable and accrued liabilities	168,321	249,724
Accounts receivable	348,324	—
Gaming accounts receivable	(125,496)	(196,648)
Gaming account liabilities	371,843	(42,409)
Taxes payable	111,497	96,950
Other current assets	(202,420)	(20,433)
Other current liabilities	6,251	(6,415)
Long term liability	27,787	4,944
Customer Deposits	234,122	—
Net cash provided by (used in) operating activities	785,880	(506,890)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(145,918)	(27,922)
Acquisition of intangible assets	—	(88,800)
Cash acquired on acquisition	803,482	14,382
Cash paid for acquisition	(200,313)	(189,350)
Proceeds from matured corporate bond	—	355,200
Increase in restricted cash	(263,223)	(235,535)
Deposit on acquisitions	—	(61,652)
Net cash provided by (used in) investing activities	194,028	(233,677)

Cash Flows from Financing Activities
Proceeds (repayment) of bank credit line, net	(315,526)	140,201
Proceeds (repayment) of bank loan	553,350	(51,324)
Proceeds from debenture and convertible notes issued, net of commission	750,000	222,020
Proceeds from promissory notes, net of repayment	75,403	336,233
Repayment of promissory notes		(328,661)
Repayment of convertible notes and debenture	(135,100)	(265,000)
Proceeds from issuance of common stock		155,000
Advances from stockholders, net of repayment	294,292	281,054
Net cash provided by financing activities	1,222,419	489,523

Effect of change in exchange rate	(129,268)	(13,868)

Net increase (decrease) in cash	2,073,059	(264,913)
Cash - beginning of year	157,363	422,276
Cash - end of year	$2,230,422	$157,363

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$158,586	$74,367
Income Taxes	$23,358	$15,765
Supplemental cash flow disclosure for non-cash activities:
Common shares issued to related parties for repayment of debt	428,414	323,128
Common shares issued for repayment of debt	2,360,163	22,516
Common shares issued for cashless exercise of warrants	14,438	64,350

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Nature of Business

Newgioco Group, Inc. ("Newgioco Group" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005 the Company changed its name to Empire Global Corp., and on July 20, 2016 the Company changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada.

The Company provides web-based and land-based gaming services through its wholly owned subsidiaries in Italy and Austria. The Company’s subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, as well as Ulisse Gmbh (“Ulisse”) and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) which were both acquired on July 1, 2016.

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

The Company had a working capital deficit of $1,402,563 as of December 31, 2016, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2016 and 2015, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

h) Currency translation

Since the Company's subsidiaries operate in Europe, the subsidiaries functional currency is the Euro. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at period-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

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

j) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company has no cash equivalents as of December 31, 2016 and 2015.

The Company primarily places its cash with high-credit quality financial institutions, one of which is located in the United States and is insured by the Federal Deposit Insurance Corporation for up to $250,000 and another which is located in Italy and is insured by the Italian government.

k) Gaming accounts receivable & allowance for doubtful accounts

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables.

l) Gaming account balances

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

m) Fair Value Measurements

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

The change in the Level 3 financial instrument is as follows:

Balance December 31, 2014	$15,397
Issued during the year ended December 31, 2015	54,520
Exercised during the year ended December 31, 2015	(64,350)
Change in fair value recognized in operations	22,808
Balance at December 31, 2015	28,375
Issued during the year ended December 31, 2016	609,256
Exercised during the year ended December 31, 2016	—
Change in fair value recognized in operations	(426,369)
Balance at December 31, 2016	$211,262

n) Property, plant and equipment

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

o) Leases

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

All lease agreements of the Company as lessees are accounted for as operating leases as of December 31, 2016 and 2015.

p) Income Taxes

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

In Italy, tax years beginning 2011 forward are open and subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

q) Comprehensive Income (Loss)

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

r) Recent Accounting Pronouncements

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

 4. Acquisition of offline and land-based gaming assets

(a) Rifa Srl. And Newgioco Srl.

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

(b) Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria (the “Odissea SPA”). Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 4,386,100 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 11.85% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the Betting Operating System by the ADM the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 2,193,050 shares) at a fixed price of U.S. $1.00 per share. The repurchase option expires on June 30, 2017, 12 months after the Closing Date.

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

(c) Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria (the “Ulisse SPA”). Ulisse operates an existing network of 107 land-based Agency locations in Italy. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.50% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Ulisse SPA, upon completion of the ADM license tender auction and the Rights obtained by the Company are assigned to the Ulisse locations the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 832,800 shares) at a fixed price of U.S. $1.00 per share. The repurchase option expires on June 30, 2017, 12 months after the Closing Date.

On November 15, 2016, Ulisse obtained a bookmaker license from the Austrian gaming authority making Ulisse a licensed sports bookmaker. The Ulisse bookmaker license does not have an expiration date and renews on an annual basis.

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

5. Deposits on Acquisitions

Deposits on acquisitions includes the following:

	December 31,	December 31,
	2016	2015

Acquisition of Rifa Srl.	$—	$—
Acquisition of Streamlogue Holdings Ltd.	—	750,929
	—	750,929
Less allowance for doubtful account	—	(750,929)
	$—	$—

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

The Company did not make any advances during the year ended December 31, 2016. The Company advanced $94,953 towards the acquisition of Streamlogue during the year ended December 31, 2015. The advances were credited to the purchase price for Streamlogue of EUR 950,000 (approximately U.S. $1,202,855).

Since Streamlogue has not produced any meaningful income, the Company determined that it may not be able to realize its deposit in Streamlogue if the transaction is unsuccessful. Therefore, the Company set up a 100% allowance on the advances made during the year ended December 31, 2015.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2016	December 31, 2015	Life (years)
Betting Operating System	$1,685,371	$—	15
Licenses	953,024	956,632	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	786,931	10 - 15
Trademarks/names	110,000	110,000	14
Website	40,000	40,000	5
	4,659,322	2,893,563
Accumulated amortization	(968,344)	(517,023)
Balance	$3,690,978)	$2,376,540

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $458,087 and $408,111 for the year ended December 31, 2016 and December 31, 2015, respectively.

Licenses include the GAD online license as well as the Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively. These licenses were obtained by the Company in the acquisitions of Multigioco and Rifa. See Note 4.

7. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Veneto Banca Societa Cooperativa Per Azioni (“SCpA”) (“Veneto Banca”) as collateral against our operating line of credit with the Veneto Banca as well as Wirecard Bank as a security deposit for Ulisse.

8. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

9. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $317,250) for Multigioco and EUR 50,000 (approximately U.S. $52,875) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

10. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price per purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl During the year ended December 31, 2016, the company paid EUR 181,000 (approximately U.S. $200,313) to Newgioco Srl.

11. Investment in Non-consolidated Entities

Investments in non-consolidated entities consists of the following:

	December 31,	December 31,
	2016	2015

2336414 Ontario Inc	$875,459	$875,459
Banca Veneto	6,729	6,729

	882,188	882,188
Less impairment	(875,459)	(875,459)
Total investment in non-consolidated entities	$6,729	$6,729

On December 9, 2014, the Company invested CDN $1,000,000 (approximately U.S. $875,459) in a private placement of common shares of 2336414 Ontario Inc. ("2336414"). The Company subscribed for 666,664 Units representing 666,664 common shares or 2.3% of 2336414. Each Unit being comprised of one (1) common share in the capital of 2336414 and one-quarter (1/4) of one common share purchase warrant, which will require four quarter warrants to acquire one additional common share in the capital of 2336414, for CDN $2.25 within 18 months after the closing of the Offering, or such longer period of time as 2336414 may determine. The Company paid CDN $1,000,000 (approximately $875,459 USD) in cash, and obtained a promissory note from 2336414's subsidiary, Paymobile Inc. See Note 15 Promissory Notes Payable – Other for information regarding this promissory note.

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

On December 31, 2016 and 2015, the Company held $6,729 in shares of Banca Veneto SCpA. Banca Veneto is a private mutual enterprise organized under Italian banking laws. The Company recorded impairment of $0 and $30,185 on the investment during the year ended December 31, 2016 and 2015, respectively.

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

12. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31, 2016	December 31, 2015
Gold Street Capital Corp.	$1	$138,228
Doriana Gianfelici	51,819	53,447
Other stockholders	505,729	—
Total advances from stockholders	$557,549	$191,675

During the year ended December 31, 2015, Gold Street Capital Corp. ("Gold Street"), the major stockholder of Newgioco Group, advanced $271,214 to the Company, net of repayment of $65,404. On September 30, 2015, the Company issued 144,300 shares to Gold Street Capital Corp to pay $150,072 of the debt at the market price of $1.04 per share.

During the year ended December 31, 2016, Gold Street advanced $290,242 net of repayment of $55,700. During the year ended December 31, 2016, the Company issued shares to Gold Street to repay the debt at the market prices as follows:

Date	Number of shares issued	Price per share	Total amount, USD
31-Mar-16	145,500	$0.95	$138,225
15-Nov-16	1,785,040	$0.15	$267,756
31-Dec-16	56,082	$0.40	$22,433
	1,986,622		$428,414

Doriana Gianfelici advanced EUR 250 (approximately U.S. $264) and EUR 8,801 (approximately U.S. $9,770) to the Company during the years ended December 31, 2016 and 2015, respectively.

The amounts due to Gold Street Capital and Doriana Gianfelici at December 31, 2016 and 2015 are non-interest bearing and due on demand.

Advances from other stockholders include balances of approximately U.S. $505,729 due to former stockholders of Ulisse and Odissea, of which approximately U.S. $500,469 is the dividend accrued due to former stockholders of Ulisse. Following the July 1, 2016 acquisition, in the six months ended December 31, 2016, Luca Pasquini advanced approximately U.S. $2,780 to the Company.

In addition, on November 15, 2016, the Company issued an aggregate of 4,500,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 1,500,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan. See Note 13.

Related-Party Debt

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

Promissory notes payable to related parties of $318,078 comprise of amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. On January 13, 2016, the Company issued a Promissory Note for $90,750 to Braydon Capital Corp. that bears interest at a rate of 1% per month and is due in full on the maturity date of January 13, 2017. On April 29, 2016, the Note was amended to add $41,095 in funds issued to the Company from Braydon Capital Corp. for a total of $131,845.

Also, the Company inherited a loan in connection with the acquisition of Odissea on July 1, 2016 of approximately U.S. $56,753 from Alessandro Pasquini, cousin of our director Luca Pasquini. As of December 31, 2016, the loan was repaid. See Note 4.

On January 1, 2015 the Company acquired land-based gaming assets from Newgioco Srl for a purchase price of EUR 650,649 (approximately U.S. $787,158) which included a forgiveness of EUR 210,507 (approximately U.S. $256,251) in debt due for the administrative services. Pursuant to the agreement with Newgioco Srl, the Company made payments of EUR 181,000 (approximately U.S. $200,313) and EUR 150,443 (approximately U.S. $166,992) to Newgioco Srl during the years ended December 31, 2016 and 2015, respectively. The Company’s shareholder and director, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

The Company agreed to pay management fees to Gold Street Capital Corp. of $120,000 per year for the year ended December 31, 2016. Also, the Company paid management fees of approximately U.S.$26,008 to Luca Pasquini, a director and Chief Technology Officer.

13. Stockholders’ Equity

On September 15, 2015, the Company entered into a non-exclusive one year advisory agreement with Merriman Capital Inc. pursuant to which Merriman agreed to act as a capital markets advisor and placement agent to the Company. As consideration for these services, Merriman was paid a one-time retainer fee of 150,000 shares of the Company’s common stock with a fair market value of $140,985. In addition to the retainer fee, Merriman will receive performance-based compensation for services related to (1) completion of financing, and (2) if the Company qualifies for and completes an up-listing to any of the national markets designated as the NYSE, NYSE/AMEX, or NASDAQ. This amount is being amortized over one year term of this agreement. The unamortized balance of $0 and $99,666 is included in prepaid expenses on the accompanied balance sheet for the years ended December 31, 2016 and 2015, respectively.

On September 30, 2015, the Company issued 21,650 shares at the market price of $1.04 per share to pay $22,500 to CorCapital Inc. in full.

On November 25, 2015, the Company entered into a non-exclusive financial advisory and placement agent agreement with National Securities Corp.. As consideration for these services, National was paid a one-time retainer fee of 50,000 shares of the Company’s common stock with a fair market value of $55,995. The unamortized balance of $0 and $50,323 is included in prepaid expenses on the accompanied balance sheet for the years ended December 31, 2016 and 2015, respectively.

On December 24, 2015, the Company entered into a non-exclusive placement agent and investment banking agreement with JH Darbie & Co., Inc.. As consideration for these services, JH Darbie was paid a one-time retainer fee of 100,000 shares of the Company’s common stock with a fair market value of $115,990. The unamortized balance of $0 and $113,775 is included in prepaid expenses on the accompanied balance sheet for the years ended December 31, 2016 and 2015, respectively.

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

On June 6, 2016, the Company issued an aggregate of 40,000 shares of the Company’s common stock to two consultants for services provided to the Company

On November 15, 2016, the Company issued an aggregate of 4,500,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 1,500,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan.

Also on November 15, 2016, the Company issued an aggregate of 2,025,100 shares of common stock dated at 100% of the market price of $0.15 per share as follows:

- 1,785,100 shares issued to Gold Street Capital Corp. for the payment of debt equal to $267,756;

- 200,000 issued to Julia Lesnykh for the payment of debt equal to $30,000;

- 40,000 issued to Andrei Sheptikita for the payment of debt equal to $6,000

On December 31, 2016, 56,000 shares of the Company's common stock were issued to Gold Street Capital Corp. at 100% of the market price of $0.41 per share for the payment of debt equal to $22,433.

See Note 12 for additional common share transactions in repayment of debt.

14. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	December 31, 2016	December 31, 2015

April 2, 2015 Debentures, net of discount of $0 and $2,687	$—	$40,336
April 27, 2015 Debentures, net of discount of $0 and $2,816	—	31,602
July 9, 2015 Debentures net of discount of $0 and $14,090	—	40,910
February 29, 2016 Convertible Note, net of discount of $85,898	514,102	—
March 31, 2016 Convertible Note, net of discount of $34,187	115,812	—
	629,914	112,848
Less: unamortized debt issuance costs	(13,397)	(5,259)
	$616,517	$107,589

April 2, 2015 Debentures

On April 2, 2015, the Company issued debentures to a group of accredited investors to purchase 5 unsecured Debenture Units for gross proceeds of $25,000 and 5 Debenture Units for gross proceeds of CDN $25,000 (approximately U.S. $18,400). Each Debenture Unit is comprised of (i) a $5,000 and CDN $5,000 debenture, respectively, bearing interest at a rate of 15% per annum, maturing one year from the date of issuance and (ii) 500 warrants to receive one common share per warrant prior to April 2, 2017, which may be exercised at the lower of (a) $1.25 and CDN $1.25, respectively, and (b) a 25% discount to the offering price of common shares of the Company in the next equity financing of the Company. On April 2, 2016, the maturity date, the Company paid the amounts due in full of $28,770 and CDN $28,770 (approximately U.S. $22,141) including principle and accrued interest. As of the date of this report the warrants issued for the April 2, 2015 debentures have expired.

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

June 18, 2015 Convertible Promissory Note

On June 18, 2015, the Company issued a convertible promissory note (the “Note”) bearing an interest rate of 10% per annum to purchase a gross amount of $330,000 which includes an Original Issue Discount (“OID”) of 10% to an accredited investor. On the Closing Date the Company received the initial cash purchase price of $115,000 which includes $10,000 OID and $5,000 for legal fees incurred by the Company as well as two Investor Notes of $100,000 each bearing interest of 8% per annum. On December 14, 2015, the cashless warrant was exercised and the Company issued 62,438 shares. The Note was pre-paid on December 15, 2015. The total amount of pre-payment was $155,233, including interest and penalties. On March 14, 2016, the Company entered into a Mutual Release Agreement with the investor to extinguish future “true-up” provisions contained within the Convertible Note and the Transfer Agent Reserve shares related to the Note. Pursuant to the agreement, the Company issued 14,885 shares of common stock to the investor.

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

February 29, 2016 and March 31, 2016 Convertible Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds of $150,000, less legal expenses of $15,000. The convertible notes bear an interest rate of 12% per annum and are due in one year. The Notes are convertible to shares of common stock of the Company at the price of $0.85 per share with certain price adjustment clauses. The convertible notes were guaranteed by Confidi Union Impresa, an unrelated party. As part of the purchase agreement, the Company also issued a warrant to purchase 163,044 shares of Company’s common stock at $1.15 per share.

Repayment of the February 29, 2016 Securities Purchase Agreement is the subject of legal proceedings described in Subsequent Events. See Note 20.

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. See Note 14.

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

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $111,285) was due on February 28, 2015 plus accrued interest. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent. Interest expense of $13,590 and $16,008 was recorded for the year ended December 31, 2016 and 2015, respectively.

16. Bank Loan Payable

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

17. Warrants

On April 2, 2015, as per a Securities Purchase Agreement, the Company issued warrants to purchase 4,800 shares of the Company’s common stock at $1.25 per share which may be exercised by the warrant holder between April 2, 2016 and April 2, 2017 (See Note 14). The fair value of the warrants of $4,291 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On April 27, 2015, as per a Securities Purchase Agreement, the Company issued warrants to purchase 3,900 shares of the Company’s common stock at $1.25 per share which may be exercised by the warrant holder between April 27, 2016 and April 27, 2017 (See Note 14). The fair value of the warrants of $4,264 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

The Company has determined that the warrants issued in connection with the debentures on April 2, 2015 and April 27, 2015 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

On June 18, 2015, as per as a Securities Purchase Agreement, the Company issued a warrant to purchase 57,500 shares of the Company’s common stock at $1.00 per share which may be exercised until June 18, 2018 (See Note 14). The fair value of the warrants of $45,964 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On February 29, 2016, as per a Securities Purchase Agreement, the Company issued a warrant to purchase 130,435 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019 (See Note 14). The warrant was issued in connection with the February 29, 2016 and March 31, 2016 convertible Promissory Notes. The fair value of the warrants of $106,583 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 62,220 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 4, 2019. The warrant was issued to the placement agent in relation to securing the February 29, 2016 and March 31, 2016 convertible Promissory Notes (See Note 14). The fair value of the warrants of $53,236 was calculated using the Black-Scholes model on the date of issuance, and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 32,609 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 4, 2019 (See Note 14). The warrant was issued in connection with the March 31, 2016 Convertible Promissory Note. The fair value of the warrants of $27,901 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Debenture	Fair Value

April 2, 2015	$4,291
April 27, 2015	$4,264
June 18, 2015	$45,964
February 29, 2016	$106,583
April 4, 2016	$53,236
April 4, 2016	$27,901

The following assumptions were used to calculate the fair value:

		Common
Warrant	Exercise	Stock			Dividend	Interest	Forfeiture
Date	Price per/sh	Price per/sh	Volatility	Term	Yield	Rate	Risk

April 2, 2015	$1.25	$0.90	392%	2 yrs	0%	0.91%	0%
April 27, 2015	$1.25	$1.10	392%	2 yrs	0%	0.91%	0%
June 18, 2015	$1.00	$0.80	392%	3 yrs	0%	0.91%	0%
February 29, 2016	$1.15	$0.90	200%	3 yrs	0%	0.91%	0%
April 4, 2016	$1.15	$0.95	195%	3 yrs	0%	0.91%	0%
April 4, 2016	$1.15	$0.95	195%	3 yrs	0%	0.91%	0%

A summary of warrant transactions during the year ended December 31, 2016 is as follows:

		Weighted Average	Weighted
	Warrant	Exercise Price	Average
	Shares	Per Common Share	Life

Outstanding at January 1, 2015	22,000	$1.34	1.85
Issued	66,200	$1.25	1.29
Exercised	57,500	$1.03	----
Expired	—	—	—
Outstanding at January 1, 2016	30,700	$1.32	1.02
Issued	225,264	$1.15	3.00
Exercised	—	—	—
Expired	(22,000)	—	—
Outstanding at December 31, 2016	233,964	$1.15	2.13
Exercisable at December 31, 2016	233,964	$1.15	2.13

The following assumptions were used to calculate the fair value of warrants at December 31, 2016:

Exercises price	$1.15 - $1.25
Common stock price per share	$0.40
Volatility	447.37%
Weighted average life	2.13 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

18. Revenues

The following table sets forth the breakdown of net gaming revenues:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Turnover
Turnover web-based	$103,033,957	$72,671,853
Turnover land-based	18,917,917	4,685,660
Total Turnover	$121,951,874	$77,357,513

Winnings/Payouts
Winnings web-based	96,728,850	67,722,378
Winnings land-based	16,487,782	3,758,216
Total Winnings/payouts	113,216,632	71,480,594

Gross Gaming Revenues	$8,735,242	$5,876,919

Less: ADM Gaming Taxes	1,592,926	1,169,322
Net Gaming Revenues	$7,142,316	$4,707,597
Add: Commission Revenues	1,105,389	165,305
Add: Service Revenues	650,258	—
Total Revenues	$8,897,963	$4,872,902

Turnover represents the total bets processed for the period.

19. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December, 2016 and 2015.

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 32.32% (IRES at 27.5% plus IRAP ordinary at 4.85%) on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	December 31, 2016	December 31, 2015
U.S. Statutory rate	$(623,595)	$(695,335)
Tax rate difference between Italy and U.S.	(49,618)	2,844
Change in Valuation Allowance	847,449	685,233
Permanent difference	23,789	43,249
Effective tax rate	$198,025	$35,991

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $11.3 million as of December 31, 2016, in the U.S. This NOL may be offset against future taxable income through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable Italian income tax. The provisions for income taxes are summarized as follows:

	December 31, 2016	December 31, 2015
Current	$198,025	$35,991
Deferred	—	—
Total	$198,025	$35,991

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31, 2016	December 31, 2015
Net loss carryforward - Foreign	$11,874	$6,906
Net loss carryforward - US	3,949,432	3,097,131
Less valuation allowance	(3,961,306)	(3,104,037)
Deferred tax assets	$—	$—

20. Subsequent Events

Subsequent to this report, on January 20, 2017, Newgioco Group, Inc. was served with a complained filed on November 11, 2016 against the Company in connection with a Securities Purchase Agreement by and between the Company and Darling Capital, LLC dated February 29, 2016. The matter involves a $750,000 debt plus interest that we have been and remain ready and able to pay. However, the plaintiff has sought a premium on the amount owed which we dispute. The Company considers this lawsuit to not be material or affect the future of the Company in any manner. See Note 14.

Subsequent to this report, on January 24, 2017, the Company closed a Securities Purchase Agreement with a group of accredited investors to raise up to CDN $750,000 (approximately U.S. $569,952). The Company received gross proceeds from the initial private placement of CDN $180,000 (approximately U.S. $136,788). The Company incurred a total of CDN $14,400 (approximately U.S. $10,943) in finder’s fees to facilitate this transaction for net proceeds of CDN $165,600 (approximately U.S. $125,845). The debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the Company also issued a warrant to purchase 18,0000 of the Company’s common stock at $1.00 per share up to January 24, 2019.

Subsequent to this report, on March 27, 2017, the Company closed a Securities Purchase Agreement with a group of accredited investors to raise up to CDN $6,750,000 (approximately U.S. $5,083,980). The Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $113,000). The Company incurred a total of CDN $5,000 (approximately U.S. $3,765) in finder’s fees to facilitate this transaction for net proceeds of CDN $145,000 (approximately U.S. $109,235). The convertible debenture bears an interest rate of 10% per annum and is due in two years. The debenture is convertible to shares of common stock of the Company at a price of $1.50 per share at any time up to March 27, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 per share up to March 27, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Our current directors and executive officers, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name	Age	Position	Date First Elected

Michele Ciavarella	54	Chairman, Director	June 6, 2011
		Chief Executive Officer
		Principal Financial Officer

Alessandro Marcelli	42	Director	Feb. 23, 2015
		President

Beniamino Gianfelici	70	Director	August 7, 2015
		VP Regulatory Affairs

Gabriele Peroni	52	Director	August 8, 2016
		VP Business Development

Luca Pasquini	50	Director	August 8, 2016
		Chief Technology Officer

Franco Salvagni	41	Director	August 8, 2016
		VP Land-based Operations

Quirino Mancini	54	Independent Director	August 8, 2016

Graham Martin	59	Independent Director	November 20, 2015

Identity of Significant Employees

Our Chief Executive Officer, Michele Ciavarella, provides a key managerial role and performs duties related to our regulatory filing requirements and corporate oversight and guidance.

Alessandro Marcelli and Beniamino Gianfelici are expected to perform key roles with the development of our gaming business in Italy.

Gabriele Peroni, Luca Pasquini, and Franco Salvagni have joined the Company as a result of the July 1, 2016 acquisitions of Odissea and Ulisse and are expected to continue to perform key roles in the growth of our business in Italy and abroad.

All of our key management personnel are expected to make a significant contribution to the business.

Family Relationships

Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici, the founders of Multigioco. On February 23, 2015, the Company appointed Mr. Marcelli as our President.

Executive Resumes

Michele Ciavarella has served in various roles and executive capacities since 2004 and was appointed as our Chairman and CEO in 2011. From 2004 to 2011 Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies as well as business development officer for a family business in the commercial retail fixture industry. From 1990 to 2004, Mr. Ciavarella served as a senior executive, financial planner and life insurance underwriter with Dagmar Insurance Services and financial advisor with Manulife Financial. Mr. Ciavarella graduated from Laurentian University with a Bachelor of Science degree in Liberal Sciences with studies in mining engineering.

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

Mr. Beniamino (Benji) Gianfelici is the founder and director Newgioco Srl and serves as our director and Vice President of Legal Affairs. Prior to establishing Newgioco Srl in the gaming business in 1996, Mr. Gianfelici, formed and operated a major construction enterprise which designed, engineered and constructed a number of prominent buildings in Rome, Italy. He brings over 35 years of experience in gaming operations in Italy along with a wealth of business associations in the broader industry. In addition, Mr. Gianfelici brings to the Company relationships in several key centers around Italy.

Mr. Peroni brings 20 years of experience in the online and land-based gaming business. From 2011 to 2013, Gabriele was the senior sales manager for GoldBet sportwetten Gmbh in charge of business development throughout Italy. Gabriele was influential in leading the company to doubling betting turnover to over EUR 500 million during his tenure.

In 2013, Gabriele co-founded Odissea Betriebsinformatik Beratung Gmbh where he has been instrumental to securing a number of significant B2B contracts producing approximately EUR 12 million in betting turnover per week.

Mr. Pasquini brings 30 years of Information Technology experience has held the key roles of team leader, service manager and project manager in various software and technology development projects. From 2011 to 2013, Luca was IT Manager with GoldBet sportwetten Gmbh where he provided executive oversight of technology adaptation and software development during a period of substantial growth in GoldBet’s betting turnover.

In 2013, Luca co-founded Odissea Betriebsinformatik Beratung Gmbh where he was instrumental in the planning and creation of a powerful, leading edge sports betting and gaming technology system. Luca was also instrumental in assembling a solid team of gaming specialist software engineers that have developed a comprehensive bookmaker platform and a full suite of gaming products.

Mr. Salvagni has 20 years of experience at the retail level in Italian gaming business. In 2013, Franco joined Ulisse Gmbh as Area Manager in charge of developing the land-based distribution of betting shops in Italy. Franco has been a key player in rapidly growing and managing the location portfolio from start-up to over 100 locations during his tenure.

Mr. Mancini serves as an independent director and is one of the leading Italian gaming and gambling lawyers with a specialist practice of more than 15 years. He acts for many Italian and foreign-based online and land-based companies operating in the Italian gaming market. He is global head of the gaming and gambling practice at Tonucci & Partners (www.tonucci.com), a top Italian general practice firm with offices in Rome, Milan, Brescia, Padua, Florence, Tirana, Bucharest and Belgrad.

Quirino is a regular speaker at most European and international gaming conferences and sits in the editorial board of various sector reviews and magazines. Co-founder and editor of www.gaminglaw.eu, a pan-European information and commentary portal focusing on legal and regulatory issues under European and national gaming laws. In addition, he is heavily engaged in the sports & entertainment fields and regularly advises market analysts, banks, investment houses and venture capital funds directly or indirectly involved in the Italian market.

Quirino is Secretary and fellow member of the Leadership Committee of the International Masters of Gaming Law, a worldwide organisation gathering regulators, lawyers and advisors, in-house counsels and educators engaged in the gaming business.

Graham Martin serves as an independent director and is a third generation retail bookmaker and widely recognized expert in the online gaming industry. Mr. Martin brings over three decades of experience and knowledge to our board and management team. His responsibility is to attract human and financial capital to foster consolidation synergies for Newgioco Group in regulated gaming jurisdictions within which he is well versed and respected. Previously, Mr. Martin served as Chairman of Probability Games Corporation and AIM listed company from August 2006 and in 2011, founded and owned Scotbet International Limited, the largest Scottish retail bookmaking company and currently serves as a director to gaming specialist firms Cardinal House Group Pty Ltd in Australia and Catalyst Gaming Corporation Limited based in Hong Kong, as well as a number of gaming companies with a presence in European countries, Asia, and North America.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3 (e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Copies of the Corporate Governance guidelines and amended Code of Business Conduct are available on the Company's website www.newgiocogroup.com, under "Investor Relations" and are incorporated by reference to this Form 10-K. The Company will provide a copy of the Code of Business Conduct to any person without charge, upon request. Requests can be sent to: Newgioco Group, Inc., Suite 701, 130 Adelaide St. W., Toronto, Ontario M5H 2K4, Canada, Attention: CEO.

Item 11. Executive Compensation

The following table sets out compensation and awards paid to our officers and directors during the past two years.

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other	Total
		Salary	Bonus	Award(s)	Award(s)	Compensation	Compensation	Compensation	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michele Ciavarella, CEO, CFO
Chairman
	2016	120,000	0	*225,000	0	0	0	0	*345,000
	2015	120,000	0	0	0	0	0	0	120,000

Alessandro Marcelli, President,
Director
	2016	42,900	0	225,000	0	0	0	0	**267,900
	2015	42,900	0	0	0	0	0	0	**42,900

Gabriele Peroni, CBDO
Director
	2016	28,000	0	0	0	0	0	0	28,000

Luca Pasquini, CTO
Director
	2016	49,000	0	0	0	0	0	0	49,000

Franco Salvagni, VP Land-based Operations
Director
	2016	28,000	0	0	0	0	0	0	28,000

Beniamino Gianfelici, VP Regulatory Affairs
Director
	2016	0	0	225,000	0	0	0	0	225,000
	2015	0	0	0	0	0	0	0	0

Quirino Mancini
Independent Director
	2016	0	0	0	0	0	0	0	0

Graham Martin,
Independent Director
	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

*The restricted stock award shares granted to our Chairman and CEO, Michele Ciavarella, were assigned to Gold Street Capital Corp. Gold Street Capital Corp is a company owned by Gilda Ciavarella, the spouse of our Chairman and CEO, Michele Ciavarella. Michele Ciavarella disclaims any beneficial ownership over the shares of the Company held by Gold Street Capital Corp.

**The salary paid to our President, Alessandro Marcelli is net of income tax and TFR deductions. Mr. Marcelli also has use of a vehicle which is leased by the Company.

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

Compensation of Directors

On August 8, 2016, the Company adopted an Equity Incentive Plan and approved the reservation of 3,000,000 shares of the Company’s common stock for issuance upon the exercise of options granted thereunder. No payments have been made to our directors for their services as directors that have not been previously reported by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The tables below set forth, as of April 7, 2017, the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is Suite 701, 130 Adelaide St. W., Toronto, Ontario M5H 2K4, Canada.

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class

Common	Gold Street Capital Corp.
	155 Mary Street, Zephyr House
	Georgetown, Grand Cayman	19,716,330	53%

Common	Alessandro Marcelli
	Director, President
	Roma, Via Tuscolana, 72	2,500,000	6.8%

Common	Gabriele Peroni
	Director, VP Business Development
	Via Piemonte 27, Sant’Egidio alla Vibrata Teramo, Italia 64016	2,517,900	6.8%

Common	Luca Pasquini
	Director, CTO
	Amraserstrasse 79, Innsbruck, Tirol, Austria 6020	2,538,911	6.9%

Common	Mississaugas of the New Credit First Nation
	2789 Mississauga Road RR#6
	Hagersville, Ontario	2,669,000	7.2%

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class

Common	Michele Ciavarella
	Chairman, CEO, CFO
	671 Westburne Dr.
	Concord, Ontario, L4K 4Z1	0	0%

Common	Alessandro Marcelli
	Director, President
	Roma, Via Tuscolana, 72	2,500,000	6.8%

Common	Beniamino Gianfelici
	Director, VP Regulatory Affairs
	Roma, Via Mario Chiri 3	1,500,000	4%

Common	Gabriele Peroni
	Director, VP Business Development
	Via Piemonte 27, Sant’Egidio alla Vibrata Teramo, Italia 64016	2,517,900	6.8%

Common	Luca Pasquini
	Director, CTO
	Amraserstrasse 79, Innsbruck, Tirol, Austria 6020	2,538,911	6.9%

Common	Franco Salvagni
	Director, VP Land-based Operations
	Via dei Volsini 42, Latina,(RM), Italia 04100	324,800	1%

Common	Quirino Mancini
	Independent Director
	Rome, Italy	100,000	0.3%

Common	Graham Martin
	Independent Director
	London, Piccadilly	100,000	0.3%

Common	Total shares owned by officers and directors of the Company as a group. All directors and executive officers (8 persons)	9,581,611	26.1%

The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 37,009,295 shares of common stock outstanding as of April 7, 2017.

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

See Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding liabilities in connection with acquisition.

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

Director independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, the Company has adopted the definition of "independent director" as set forth in Rule 5605 of the NASDAQ stock market. In summary, an "independent director" means a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Newgioco Group’s stock will not preclude a director from being independent.

In applying this definition, our board of directors has determined that Quirino Mancini and Graham Martin qualify as an "independent directors" pursuant to Rule 5605 of the NASDAQ stock market.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $47,307 to Pitagora Revisione Srl. and $48,000 to Paritz and Co. PA in connection to audits for the years ended December 31, 2016 and 2015, respectively.

AUDIT RELATED FEES

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2016 and 2015.

TAX FEES

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid $3,150 to Paritz and Co. PA during 2016 and no professional tax fees 2015 other than those previously disclosed.

ALL OTHER FEES

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2016 and 2015.

PRE-APPROVED POLICY FOR AUDIT AND NON-AUDIT SERVICES

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by Pitagora Revisione Srl. and Paritz and Co. PA were pre-approved by our Board of Directors.

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

Date: April 10, 2017	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Michele Ciavarella	Chief Executive Officer,	April 10, 2017
Michele Ciavarella	Director

By: /s/ Alessandro Marcelli	President,	April 10, 2017
Alessandro Marcelli	Director

By: /s/ Beniamino Gianfelici	VP Regulatory Affairs,	April 10, 2017
Beniamino Gianfelici	Director

By: /s/ Gabriele Peroni	VP Business Development,	April 10, 2017
Gabriele Peroni	Director

By: /s/ Luca Pasquini	Chief Technology Officer,	April 10, 2017
Luca Pasquini	Director

By: /s/ Franco Salvagni	VP Land-based Operations,	April 10, 2017
Franco Salvagni	Director

By: /s/ Quirino Mancini	Independent Director	April 10, 2017
Quirino Mancini

By: /s/ Graham Martin	Independent Director	April 10, 2017
Graham Martin