Form 10-Q
period 2017-03-31
Newgioco Group, Inc.
filed 2017-05-18
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

There were 37,009,295 shares of Common Stock outstanding as of May 17, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$1,829,153	$2,230,422
Accounts receivable	95,587	16,919
Gaming account receivable, net of allowance for doubtful accounts of $392,245 and $388,134	288,014	226,030
Prepaid expenses	60,327	91,577
Other current assets	219,141	228,749
Total Current Assets	2,492,222	2,793,697

Noncurrent Assets
Restricted Cash	480,917	475,916
Property, plant and equipment	235,311	203,660
Intangible assets	3,581,020	3,690,978
Goodwill	260,318	260,318
Investment in non-consolidated entities	91	6,508
Total Noncurrent Assets	4,557,657	4,637,380

Total Assets	$7,049,879	$7,431,077

Current Liabilities
Line of credit - Bank	$61,322	$726
Accounts payable and accrued liabilities	1,260,058	1,006,739
Gaming account balances	541,091	621,228
Taxes payable	580,540	525,361
Advances from stockholders	559,971	557,549
Liability in connection with acquisition	126,703	125,375
Debenture, net of discount	889,181	616,517
Derivative liability	152,105	211,262
Promissory notes payable - other	112,515	111,285
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	122,245	102,140
Total Current Liabilities	4,723,809	4,196,260

Bank loan payable	386,732	426,610
Other long term liabilities	340,912	315,579

Total Liabilities	5,451,453	4,938,449

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 37,009,295 shares issued and outstanding for both periods.	3,701	3,701
Additional - paid in capital	14,187,181	14,169,062
Accumulated other comprehensive income	(486,834)	(416,631)
Accumulated deficit	(12,105,622)	(11,263,504)
Total Stockholders' Equity	1,598,426	2,492,628

Total Liabilities and Stockholders’ Equity	$7,049,879	$7,431,077

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue	$3,875,201	$1,747,186

Costs and Expenses
Selling expenses	3,436,951	1,228,220
General and administrative expenses	1,197,571	870,846
Total Costs and Expenses	4,634,522	2,099,066

Loss from Operations	(759,321)	(351,880)

Other Expenses (Income)
Interest expense, net of interest income	166,847	98,544
Changes in fair value of derivative liabilities	(144,626)	(4,428)
Imputed interest on related party advances	6,996	1,620
Impairment on investment	6,468	—
Total Other Expenses	35,685	95,736

Loss Before Income Taxes	(795,006)	(447,616)
Income tax provision	47,110	35,223
Net Loss	(842,116)	(482,839)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(70,203)	(17,215)

Comprehensive Loss	$(912,319)	$(500,054)

Basic and fully diluted loss per common share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	37,009,295	24,336,473

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(842,116)	$(482,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	136,499	123,460
Amortization of deferred costs	55,777	18,982
Non-cash interest	121,801	64,023
Imputed interest on advances from stockholders	6,996	1,620
Changes in fair value of derivative liabilities	(144,626)	(4,428)
Impairment of assets	6,468	—
Stock issued for services	—	118,575
Bad debt expense	—	27,580
Changes in Operating Assets and Liabilities
Prepaid expenses	(25,340)	(108,333)
Accounts payable and accrued liabilities	234,461	(127,925)
Accounts receivable	(78,276)	—
Gaming accounts receivable	(59,429)	(104,281)
Gaming accounts liabilities	(86,480)	(10,682)
Taxes payable	49,481	48,596
Other current assets	12,195	2,616
Customer deposits	14,607	—
Long term liability	7,324	—
Net Cash Used in Operating Activities	(590,658)	(433,036)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(55,325)	(12,010)
Cash paid for acquisition		(116,939)
Increase in restricted cash	39	—
Net Cash Used in Investing Activities	(55,286)	(128,949)

Cash Flows from Financing Activities
Proceeds from bank credit line, net of repayment	60,424	(79,672)
Repayment of bank loan	(25,303)	—
Proceeds from promissory notes, net of repayment	—	35,750
Proceeds from convertible notes and debentures, net of repayment	226,117	600,000
Advances from stockholders, net of repayment	(3,472)	256
Net Cash Provided by Financing Activities	257,766	556,334

Effect of change in exchange rate	(13,091)	26,476

Net increase (decrease) in cash	(401,269)	20,825
Cash – beginning of the period	2,230,422	157,363
Cash – end of the period	$1,829,153	$178,188

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$64,053	$34,487
Income Tax	$3,181	$—
Supplemental cash flow disclosure for non-cash activities
Common shares issued for repayment of debt	$—	$138,225

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our Annual Report on form 10-K.

Nature of Business

Newgioco Group, Inc. ("Newgioco Group" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly owned subsidiaries in Italy and Austria.

Our subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, as well as Ulisse Gmbh (“Ulisse”) and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) which were both acquired on July 1, 2016.

Newgioco Group is now a vertically integrated company which owns and operates an innovative Betting Platform Software (“BPS”) and offering a complete suite of online and offline leisure gaming services including a variety of lottery and casino gaming, as well as sports betting through a distribution network of retail betting locations situated throughout Italy.

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficit of $2,231,587 as of March 31, 2017, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2017 and 2016, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

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

Revenues from Betting Platform Software (“BPS”) include license fees, training, installation, and product support services. Revenue is recognized when the significant risks and rewards of ownership are transferred or when the obligation is fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees were recognized on an accrual basis as earned.

j) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company has no cash equivalents as of March 31, 2017 and December 31, 2016.

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

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the year ended December 31, 2016	609,256
Exercised during the year ended December 31, 2016	—
Change in fair value recognized in operations	(426,369)
Balance at December 31, 2016	211,262
Issued during the three months ended March 31, 2017	85,468
Change in fair value recognized in operations	(144,626)
Balance at March 31, 2017	$152,104

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

All lease agreements of the Company as lessees are accounted for as operating leases as of March 31, 2017 and 2016.

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

r) Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company is currently assessing the impact of ASU 2016.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on the consolidated balance sheet and the consolidated results of operations.

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

Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates an existing network of 107 land-based Agency locations. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.5% of the issued and outstanding shares of common stock of the Company.

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

5. Intangible Assets

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Licenses	954,150	953,024	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	4,660,448	4,659,322
Accumulated amortization	(1,079,428)	(968,344)
Balance	$3,581,020	$3,690,978

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $109,000 and $92,346 for the three months ended March 31, 2017 and 2016, respectively.

Licenses include the GAD online license as well as the Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively. These licenses were obtained by the Company in the acquisitions of Multigioco and Rifa.

6. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Veneto Banca Societa Cooperativa Per Azioni (“SCpA”) (“Veneto Banca”) as collateral against our operating line of credit with the Veneto Banca as well as Wirecard Bank as a security deposit for Ulisse.

7. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Severance liability related to employees in Italy was $100,182 and $69,923 at March 31, 2017 and 2016, respectively.

Customer deposit balances related to Ulisse operations was $240,730 and $NIL at March 31, 2017 and 2016, respectively.

8. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $320,610) for Multigioco and EUR 50,000 (approximately U.S. $53,435) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

9. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price per purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and VP of Regulatory Affairs, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

10. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2017	December 31, 2016
Gold Street Capital Corp.	$724	$1
Doriana Gianfelici	52,368	51,819
Luca Pasquini	1,109	5,260
Other stockholders	505,770	500,469
Total advances from stockholders	$559,971	$557,549

During the three months ended March 31, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $69,455 to the Company and was repaid $68,732 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $36,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, Luca Pasquini was repaid approximately U.S. $4,151 from the Company. Also, the Company paid management fees of $4,796 to Luca Pasquini for the three months ended March 31, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

The amounts due to the stockholders at March 31, 2017 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

-	a Promissory Note for $186,233 issued on December 15, 2015 that bears interest at a rate of 1% per month due in full on the Maturity Date of December 15, 2016;
-	a Promissory Note for $90,750 issued on January 13, 2016 that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017 that was subsequently amended to add $41,095 in additional funds received from Braydon Capital Corp. for a total of $131,845.

11. Stockholders’ Equity

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

See Note 19 for additional information about Stockholders’ Equity.

12. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	March 31, 2017	December 31, 2016

February 29, 2016 Convertible Note, net of discount of $0 and $85,898	600,000	514,102
April 4, 2016 Convertible Note, net of discount of $0 and $34,188	150,000	115,812
January 24, 2017 Debenture, net of discount of $12,709	122,309	—
March 27, 2017 Convertible Debenture, net of discount of $82,088	30,427	—
	902,736	629,914
Less: unamortized debt issuance costs	(13,555)	(13,397)
	$889,181	$616,517

February 29, 2016 and April 4, 2016 Convertible Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds of $150,000, less legal expenses of $15,000. The convertible notes bear an interest rate of 12% per annum and are due in one year. The Notes are convertible to shares of common stock of the Company at the price of $0.85 per share with certain price adjustment clauses. The convertible notes were guaranteed by Confidi Union Impresa, an unrelated party. As part of the purchase agreement, the Company also issued a warrant to purchase 163,044 shares of Company’s common stock at $1.15 per share. Also, the company paid $75,000 in commissions for these notes.

The Company accrued an estimated penalty of $71,282, which is recorded in accounts payable and accrued liabilities. The company also continued to accrue interest at 12% past the due date. Accounts payable and accrued liabilities included accrued interest of $78,633 and $43,018 for this Note at March 31, 2017 and 2016, respectively.

Repayment of the February 29, 2016 Securities Purchase Agreement is subject to legal proceedings brought against the Company by the investor, Darling Capital, LLC (“Darling”). On May 15, 2017, the Company and Darling reached a settlement agreement, where by the Company has agreed to pay $1,000,000 in three instalments of $350,000 on May 31, 2017; $350,000 on June 15, 2017 and $300,000 on June 30, 2017. See also Subsequent events, Note 19.

January 24, 2017 Debenture

On January 24, 2017, the Company closed a Securities Purchase Agreement with a group of accredited investors to raise up to CDN $750,000 (approximately U.S. $569,952). The Company received gross proceeds from the initial private placement of CDN $180,000 (approximately U.S. $136,788). The Company incurred a total of CDN $14,400 (approximately U.S. $10,943) in finder’s fees to facilitate this transaction for net proceeds of CDN $165,600 (approximately U.S. $125,845). The debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the Company also issued a warrant to purchase 18,000 of the Company’s common stock at $1.00 per share up to January 24, 2019.

March 27, 2017 Debenture

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

The Company has determined that the conversion feature embedded in the convertible notes and debenture constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. See Note 16.

The commissions and finders' fees related to the notes and debentures were amortized over the life of the notes.

Warrants issued in relation to the debentures and promissory notes are discussed in Note 15.

13. Promissory Notes Payable- Other

On December 9, 2014, the Company obtained a promissory note for CDN $500,000 (approximately U.S. $436,796) from Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owns 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $112,515) was due on February 28, 2015 plus accrued interest. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent. Interest expense of $3,320 and $3,448 was recorded for the three months ended March 31, 2017 and 2016, respectively.

14. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $10,402) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

15. Warrants

On April 2, 2015, as per a Securities Purchase Agreement, the Company issued warrants to purchase 4,800 shares of the Company’s common stock at $1.25 per share which may be exercised by the warrant holder between April 2, 2016 and April 2, 2017. The fair value of the warrants of $4,291 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt. As of the date of this report the warrants issued for the April 2, 2015 debentures have expired.

On April 27, 2015, as per a Securities Purchase Agreement, the Company issued warrants to purchase 3,900 shares of the Company’s common stock at $1.25 per share which may be exercised by the warrant holder between April 27, 2016 and April 27, 2017. The fair value of the warrants of $4,264 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt. As of the date of this report the warrants issued for the April 27, 2015 debentures have expired.

The Company has determined that the warrants issued in connection with the debentures on April 2, 2015 and April 27, 2015 should be treated as a liability since it has been determined not to be indexed to the Company's own stock.

On February 29, 2016, as per a Securities Purchase Agreement, the Company issued a warrant to purchase 130,435 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019 (See Note 12). The warrant was issued in connection with the February 29, 2016 convertible Promissory Note. The fair value of the warrants of $106,583 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 32,609 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 4, 2019 (See Note 12). The warrant was issued in connection with the April 4, 2016 Convertible Promissory Note. The fair value of the warrants of $27,901 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 62,220 shares of the Company’s common stock at $1.15 per share which may be exercised by the warrant holder until April 4, 2019. The warrant was issued to the placement agent in relation to securing the February 29, 2016 and April 4, 2016 convertible Promissory Notes (See Note 12). The fair value of the warrants of $53,236 was calculated using the Black-Scholes model on the date of issuance, and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On January 24, 2017, the Company issued a warrant to purchase 18,000 of the Company’s common stock at $1.00 per share which may be exercised by the warrant holder from June 24, 2017 until January 24, 2019. The warrant was issued in connection with the January 24, 2017 Debenture (See Note 12). The fair value of the warrants of $13,973 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On March 27, 2017, the Company issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 per share which may be exercised by the warrant holder from August 27, 2017 until March 27, 2019. The warrant was issued in connection with the March 27, 2017 Convertible Debenture (See Note 12). The fair value of the warrant of $11,923 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Debenture	Fair Value At issuance
April 2, 2015	$4,291
April 27, 2015	$4,264
February 29, 2016	$106,583
April 4, 2016	$53,236
April 4, 2016	$27,901
January 24, 2017	$13,973
March 27, 2017	$11,923

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term	Dividend Yield	Interest Rate	Forfeiture Risk
April 2, 2015	$ 1.25	$ 0.90	392%	2 yrs	0%	0.91%	0%
April 27, 2015	$ 1.25	$ 1.10	392%	2 yrs	0%	0.91%	0%
February 29, 2016	$ 1.15	$ 0.90	200%	3 yrs	0%	0.91%	0%
April 4, 2016	$ 1.15	$ 0.95	195%	3 yrs	0%	0.91%	0%
April 4, 2016	$ 1.15	$ 0.95	195%	3 yrs	0%	0.91%	0%
January 24, 2017	$ 1.00	$ 0.78	404%	2 yrs	0%	0.91%	0%
March 27, 2017	$ 1.00	$ 0.80	390%	2 yrs	0%	0.91%	0%

A summary of warrant transactions during the three months ended March 31, 2017 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	233,964	1.15	2.13
Issued	33,000	1.00	2.00
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 31, 2017	266,964	1.13	1.89
Exercisable at March 31, 2017	233,964	1.16	1.76

The following assumptions were used to calculate the fair value of warrants at March 31, 2017:

Exercises price	$1.00 - $1.25
Common stock price per share	$0.99
Volatility	393%
Weighted average life	1.89 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

16. Derivative Liability and Fair Value

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

The gross proceeds from the sale of the convertible note issued February 29 and April 4, 2016 were recorded net of $556,020 related to the conversion feature of the embedded conversion option and $114,031 was allocated to the warrants issued. As of March 31, 2017, the Derivative Liability in connection with the February 29, 2016 and April 4, 2016 Convertible Promissory Notes has expired.

The convertible debenture issued March 27, 2017 and accrued interest are convertible into common shares at a fixed price of $1.50 prior to March 27, 2019. The gross proceeds from the sale of the debenture were recorded net of $70,716 related to the conversion feature and $11,923 was allocated to the warrants issued.

The Company accounted for the convertible note issued on February 29, 2016 and April 4, 2016 and the convertible debenture issued on March 27, 2017 in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

17. Revenues

The following table sets forth the breakdown of net gaming revenues:

	Three Months Ended
	March 31, 2017	March 31, 2016
Turnover
Turnover web-based	$28,749,836	$26,463,158
Turnover land-based	23,969,666	1,472,198
Total Turnover	$52,719,502	$27,935,356

Winnings/Payouts
Winnings web-based	27,222,482	24,618,293
Winnings land-based	21,704,642	1,147,386
Total Winnings/payouts	48,927,124	25,765,679

Gross Gaming Revenues	$3,792,378	$2,169,677

Less: ADM Gaming Taxes	364,451	454,460
Net Gaming Revenues	$3,427,927	$1,715,217
Add: Commission Revenues	81,845	31,969
Add: Service revenues	365,429	—
Total Revenues	$3,875,201	$1,747,186

Turnover represents the total bets processed for the period.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2017 and 2016.

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 28.82% (IRES at 24% plus IRAP ordinary at 4.82%) on income reported in the statutory financial statements after appropriate tax adjustments.

The Company's Austrian subsidiaries are governed by the income tax laws of Austria. The corporate tax rate in Austria is 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	March 31, 2017	March 31, 2016
U.S. Statutory rate	$(278,252)	$(124,831)
Tax rate difference between Italy, Austria and U.S.	181,452	22,457
Change in Valuation Allowance	145,803	127,222
Permanent difference	(1,894)	10,375
Effective tax rate	$47,109	$35,223

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $11.7 million as of March 31, 2017 in the U.S. This NOL may be offset against future taxable income through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

Utilization of NOLs are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

Under Italian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, up to the limit of 80% of taxable annual income (this restriction does not apply to the operating loss incurred in the first three years of the Company's activity, which are therefore available for 100% offsetting).

Under Austrian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, up to the limit of 75% of taxable annual income.

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	March 31, 2017	March 31, 2016
Current	$47,109	$35,223
Deferred	—	—
Total	$47,109	$35,223

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	March 31, 2017	March 31, 2016
Net loss carryforward - Foreign	$145,497	$—
Net loss carryforward - US	4,106,025	3,276,183
	4,251,522	3,276,183
Less valuation allowance	(4,251,522)	(3,276,183)
Deferred tax assets	$—	$—

19. Subsequent Events

Also, On May 1, 2017, the Board of Directors elected Kelly Ehler, Stefano Giorgi, and Robert Stabile to fill the vacancies left by the departure of Mr. Gianfelici, Mr. Peroni, and Mr. Salvagni. In connection with the appointment of the new directors, the Company issued 20,000 common shares (restricted stock award) to each of the new directors.

On May 15, 2017, the Company and Darling reached a settlement agreement related to legal proceedings brought against the Company on January 20, 2017, where by the Company has agreed to pay the Convertible Promissory Notes in three instalments of $350,000 on May 30, 2017; $350,000 on June 12, 2017 and $300,000 on June 26, 2017 totaling $1,000,000 in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Newgioco Group, Inc. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim unaudited consolidated financial statements and related notes on this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

General Plan of Operation

Newgioco Group, Inc. ("Newgioco Group" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly owned subsidiaries in Italy and Austria.

Our subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, as well as Ulisse Gmbh (“Ulisse”) and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) which were both acquired on July 1, 2016.

Newgioco Group is now a vertically integrated company which owns and operates an innovative Betting Platform Software (“BPS”) and offering a complete suite of online and offline leisure gaming services including a variety of lottery and casino gaming, as well as sports betting through a distribution network of retail betting locations situated throughout Italy. The Company intends to grow through acquisitions and organic development of its distribution network in Italy in addition to exploring new opportunities in regulated gaming markets internationally.

Our revenues are derived from gaming products distributed by our subsidiaries in addition to business-to-business BPS services to third party operators provided by our subsidiary Odissea.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016.

Results of Operations

As a result of the acquisitions of Odissea and Ulisse, our business operations have changed. Accordingly, comparisons of our results of operations and cash flows periods prior to these acquisitions are generally not meaningful.

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

Revenues

The Company generated revenues of $3,875,201 for the three months ended March 31, 2017, compared to $1,747,186 in revenues for the three ended March 31, 2016, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues in the three months ended March 31, 2017 over the same period March 31, 2016 is attributed to the growth in our land-based gaming operations and revenues derived from BPS services that were a direct result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 1,000 web-based shops, 7 corners and 109 agencies as of March 31, 2017, compared to approximately 1,067 web-based shops, 5 corners and 2 agencies as of March 31, 2016.

The following table represents a detailed breakdown of revenue from our gaming operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Turnover
Turnover web-based	$28,749,836	$26,463,158
Turnover land-based	23,969,666	1,472,198
Total Turnover	$52,719,502	$27,935,356

Winnings/Payouts
Winnings web-based	27,222,482	24,618,293
Winnings land-based	21,704,642	1,147,386
Total Winnings/payouts	48,927,124	25,765,679

Gross Gaming Revenues	$3,792,378	$2,169,677

Less: ADM Gaming Taxes	364,451	454,460
Net Gaming Revenues	$3,427,927	$1,715,217
Add: Commission Revenues	81,845	31,969
Add: Service revenues	365,429	—
Total Revenues	$3,875,201	$1,747,186

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,197,571 for the three months ended March 31, 2017, compared to general and administrative expenses of $870,846 for the three months ended March 31, 2016. The increase in general and administrative expenses is attributed to the growth of the Company’s land-based distribution network following the July 1, 2016 acquisitions.

The Company’s major general and administrative expenses for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
	March 31, 2017	March 31, 2016

Salaries	$495,929	$122,124
Cash and non-cash professional fees including legal, consulting and audit fees	$123,979	$222,377
Depreciation and amortization expenses	$184,889	$167,547
Management fees	$40,796	$30,000
Advertising and promotion expenses	$78,729	$63,173

Amortization expense includes the amortization of deferred loan costs of $111,065 and $73,113 for the three months ended March 31, 2017 and 2016, respectively.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the three months ended March 31, 2017 our selling expenses were $3,436,951, compared to selling expenses of $1,228,220. The increase is due to the expansion of our retail operations from 9 land-based locations to approximately 118 land-based locations as a result of the July 1, 2016 acquisitions.

Interest Expenses

The Company had incurred interest expense, net of interest income, of $166,847 for the three months ended March 31, 2017, compared to interest expense, net of interest income, of $98,554 for the three months ended March 31, 2016.

Interest expense includes non-cash interest costs of $121,801 for the three months ended March 31, 2017, compared to $64,023 in non-cash interest costs for the three months ended March 31, 2016.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a gain of $144,626 for the three months ended March 31, 2017, compared to a gain of $4,428 for the three months ended March 31, 2016.

Income Taxes

The Company recorded provision for income taxes of $47,110 for the three months ended March 31, 2017, compared to a provision for income taxes of $35,223 for the three months ended March 31, 2016. The increase is due to the increased taxable income in Austria.

Net Loss

The Company had a net loss of $842,116, or $0.02 per share (basic and diluted) for the three months ended March 31, 2017, compared to a net loss of $482,839, or $0.02 per share (basic and diluted) for the three months ended March 31, 2016. The increase in net loss is attributed to increase in selling expenses and costs associated with July 1, 2016 acquisition of Ulisse and Odissea.

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

The Company recorded a foreign currency translation adjustment loss of $70,203 for the three months ended March 31, 2017 compared to a loss of $17,215 for the three months ended March 31, 2016.

Cash Flows from Operating Activities

The net cash used in operating activities was $590,658 for the three months ended March 31, 2017, compared to $433,036 in net cash used by operating activities in the three months ended March 31, 2016.

Cash Flows from Investing Activities

The net cash used in investing activities was $55,286 for the three months ended March 31, 2017, compared to $128,949 in net cash used in investing activities for the three months ended March 31, 2016. The change was due primarily to decrease in cash outflow related to acquisitions in 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities was $257,766 for the three months ended March 31, 2017, compared to $556,334 in net cash provided by financing activities for the three months ended March 31, 2016. The change was due to a reduction in financing activities.

Liquidity and Capital Resources

Assets

At March 31, 2017, we had a total of $7,049,879 in assets compared to $7,431,077 in assets at December 31, 2016.

Liabilities

At March 31, 2017, we had $4,723,809 in current liabilities and $727,644 in long term liabilities, compared to current liabilities of $4,196,260 and long term liabilities of $742,189 at December 31, 2016.

Working Capital

The Company had $1,829,153 in cash and cash equivalents at March 31, 2017, compared to $2,230,422 cash and cash equivalents at December 31, 2016. As of March 31, 2017, we had a total accumulated deficit of $12,105,622.

We had $4,723,809 in current liabilities and $2,492,222 in current assets, as such we are left with a working capital deficit of $2,231,587 as of March 31, 2017.

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

The Company currently maintains an operating line of credit for a maximum amount of EUR 350,000 (approximately U.S. $374,045) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $10,950) with an underlying interest of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our securities. Any additional equity financing may result in substantial dilution to the percentage ownership of our stockholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 7-10, and 12-16 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2017	December 31, 2016
Gold Street Capital Corp.	$724	$1
Doriana Gianfelici	52,368	51,819
Luca Pasquini	1,109	5,260
Other stockholders	505,770	500,469
Total advances from stockholders	$559,971	$557,549

During the three months ended March 31, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $69,455 to the Company and was repaid $68,732 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $36,000 and $30,000 the three months ended March 31, 2017 and 2017, respectively.

During the three months ended March 31, 2017, Luca Pasquini was repaid approximately U.S. $4,151 from the Company. Also, the Company paid management fees of $4,796 to Luca Pasquini for the three months ended March 31, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

The amounts due to the stockholders at March 31, 2017 are non-interest bearing and due on demand.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2017, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Subsequent to the period covered by this report, on May 15, 2017, the Company reached a settlement agreement related to legal proceedings brought against the Company by Darling Capital, LLC on January 20, 2017, where by the Company has agreed to pay the Convertible Promissory Notes in three instalments of $350,000 on May 31, 2017; $350,000 on June 15, 2017 and $300,000 on June 30, 2017 totaling $1,000,000 in full.

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

Date: May 17, 2017	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer