Form 10-Q
period 2017-06-30
Newgioco Group, Inc.
filed 2017-08-08
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

There were 37,009,295 shares of Common Stock outstanding as of August 4, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$2,125,833	$2,230,422
Accounts receivable	44,419	16,919
Gaming account receivable, net of allowance for doubtful accounts of $439,005 and $388,134	418,053	446,074
Prepaid expenses	79,026	91,577
Other current assets	10,941	8,705
Total Current Assets	2,678,272	2,793,697

Noncurrent Assets
Restricted cash	559,099	475,916
Property, plant and equipment	283,058	203,660
Intangible assets	3,470,474	3,690,978
Goodwill	260,318	260,318
Investment in non-consolidated entities	97	6,508
Total Noncurrent Assets	4,573,046	4,637,380

Total Assets	$7,251,318	$7,431,077

Current Liabilities
Line of credit - bank	$211,075	$726
Accounts payable and accrued liabilities	804,046	1,006,739
Gaming account balances	538,713	621,228
Taxes payable	491,893	525,361
Advances from stockholders	611,835	557,549
Liability in connection with acquisition	135,286	125,375
Debenture, net of discount	925,993	616,517
Derivative liability	292,737	211,262
Promissory notes payable - other	115,470	111,285
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	112,718	102,140
Total Current Liabilities	4,557,844	4,196,260

Bank loan payable	403,344	426,610
Other long term liabilities	415,844	315,579

Total Liabilities	5,377,032	4,938,449

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 37,009,295 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	3,701	3,701
Additional - paid in capital	14,216,026	14,169,062
Accumulated other comprehensive income	(453,224)	(416,631)
Accumulated deficit	(11,892,217)	(11,263,504)
Total Stockholders' Equity	1,874,286	2,492,628

Total Liabilities and Stockholders’ Equity	$7,251,318	$7,431,077

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$4,094,423	$1,525,658	$7,969,624	$3,272,844

Costs and Expenses
Selling expenses	2,474,200	1,086,240	5,911,151	2,314,460
General and administrative expenses	1,293,607	777,102	2,491,178	1,647,948
Total Costs and Expenses	3,767,807	1,863,342	8,402,329	3,962,408

Income (Loss) from Operations	326,616	(337,684)	(432,705)	(689,564)

Other Expenses (Income)
Interest expense, net of interest income	83,540	206,951	250,387	305,495
Changes in fair value of derivative liabilities	7,931	(363,788)	(136,695)	(368,216)
Imputed interest on related party advances	7,291	948	14,287	2,568
Impairment on investment	104	—	6,572	—
Total Other Expenses (Income)	98,866	(155,889)	134,551	(60,153)

Income (Loss) Before Income Taxes	227,750	(181,795)	(567,256)	(629,411)
Income tax provision	14,345	22,428	61,455	27,863
Net Income (Loss)	213,405	(204,223)	(628,711)	(657,274)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	33,610	6,938	(36,593)	(10,277)

Comprehensive Income (Loss)	$247,015	$(197,285)	$(665,304)	$(667,551)

Income (loss) per common share - basic	$0.01	$(0.01)	$(0.02)	$(0.03)
Income (loss) per common share - diluted	$0.01	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding - basic	37,009,295	24,347,022	37,009,295	24,244,264
Weighted average number of common shares outstanding - diluted	37,502,877	24,347,022	37,009,295	24,244,264

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(628,711)	$(657,274)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	281,104	248,208
Amortization of deferred costs	68,581	90,791
Non-cash interest	138,786	231,779
Imputed interest on advances from stockholders	14,287	2,568
Changes in fair value of derivative liabilities	(136,695)	(368,216)
Impairment of assets	6,572	-
Stock issued for services	-	220,361
Bad debt expense	63,166	53,020
Changes in Operating Assets and Liabilities
Prepaid expenses	(59,140)	(139,019)
Accounts payable and accrued liabilities	(254,215)	(132,661)
Accounts receivable	(24,830)	-
Gaming accounts receivable	(3,109)	(137,195)
Gaming accounts liabilities	(124,912)	(27,731)
Taxes payable	(71,054)	7,366
Other current assets	(1,272)	18,818

Customer deposits	68,661	-
Long term liability	2,815	13,792
Net Cash Used in Operating Activities	(659,966)	(575,393)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(117,576)	(12,849)
Cash paid for acquisition	-	(202,032)
Increase in restricted cash	(43,236)	(27,832)
Net Cash Used in Investing Activities	(160,812)	(242,713)

Cash Flows from Financing Activities
Proceeds from bank credit line, net of repayment	199,565	(28,501)
Repayment of bank loan	(51,710)	-
Proceeds from promissory notes, net of repayment	-	131,845
Proceeds from debentures and convertible notes, net of repayment	395,308	614,900
Advances from stockholders, net of repayment	10,459	38,174
Net Cash Provided by Financing Activities	553,622	756,418

Effect of change in exchange rate	162,567	25,455

Net increase (decrease) in cash	(104,589)	(36,233)
Cash – beginning of the period	2,230,422	157,363
Cash – end of the period	$2,125,833	$121,130

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$111,769	$73,737
Income tax	$154,083	$13,887
Supplemental cash flow disclosure for non-cash activities
Common shares issued for repayment of debt	$-	$138,228

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the period ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

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

Newgioco Group is now a vertically integrated company which owns and operates an innovative, certified Betting Platform Software (“BPS”) and offering a complete suite of online and offline leisure gaming services including a variety of lottery and casino gaming, as well as sports betting through a distribution network of retail betting locations situated throughout Italy.

2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficit of $1,879,572 as of June 30, 2017, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

We perform the allocation based on our knowledge of the market in which we operate, and our overall knowledge of the leisure betting and gaming industry.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented, except three months ended June 30, 2017, when the Company had income per share.

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

j) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of June 30, 2017 and December 31, 2016.

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

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the year ended December 31, 2016	609,256
Exercised during the year ended December 31, 2016	—
Change in fair value recognized in operations	(426,369)
Balance at December 31, 2016	211,262
Issued during the six months ended June 30, 2017	218,170
Change in fair value recognized in operations	(136,695)
Balance at June 30, 2017	$292,737

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

All lease agreements of the Company as lessees are accounted for as operating leases as of June 30, 2017 and 2016.

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

In Italy, tax years beginning 2011 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for 5 years and 10 years for inspection of serious infractions. The Company is not currently under examination and it has not been notified of a pending examination.

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

4. Acquisition of Ulisse Gmbh and Odissea Betriebsinformatik Beratung Gmbh

Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 4,386,100 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 11.7% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the Betting Operating System by the ADM, which was obtained on June 30, 2017, the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 2,193,050 shares) at a fixed price of U.S. $1.00 per share. The repurchase option has been extended indefinitely by mutual consent.

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

Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates an existing network of 107 land-based Agency locations. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.44% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Ulisse SPA, upon completion of the ADM license tender auction and the Rights obtained by the Company are assigned to the Ulisse locations the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 832,800 shares) at a fixed price of U.S. $1.00 per share. The repurchase option has been extended indefinitely by mutual consent.

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

The Company has estimated the fair value of assets acquired and liabilities assumed in connection with acquisitions and is currently undergoing a formal valuation and will adjust these estimates accordingly upon completion of the third-party valuation.

5. Intangible Assets

Intangible assets consist of the following:

	June 30, 2017	December 31, 2016	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Licenses	961,427	953,024	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	4,667,725	4,659,322
Accumulated amortization	(1,197,251)	(968,344)
Balance	$3,470,474	$3,690,978

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $117,823 and $228,908 for the three and six months ended June 30, 2017, respectively.

Licenses include the GAD online license as well as the Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively. These licenses were obtained by the Company in the acquisitions of Multigioco and Rifa.

6. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Veneto Banca Societa Cooperativa Per Azioni (“SCpA”) (“Veneto Banca”) as collateral against our operating line of credit with the Veneto Banca as well as Wirecard Bank as a security deposit for Ulisse betting operations.

7. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Severance liability related to employees in Italy was $102,093 and $82,478 at June 30, 2017 and 2016, respectively.

Customer deposit balances related to Ulisse operations was $313,751 and $0 at June 30, 2017 and 2016, respectively.

8. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $342,300) for Multigioco and EUR 50,000 (approximately U.S. $57,100) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

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

10. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2017	December 31, 2016
Gold Street Capital Corp.	$15,099	$1
Doriana Gianfelici	55,916	51,819
Luca Pasquini	177	5,260
Other stockholders	540,643	500,469
Total advances from stockholders	$611,835	$557,549

During the six months ended June 30, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $114,823 to the Company and was repaid $99,725 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $72,000 and $60,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

During the six months ended June 30, 2017, Luca Pasquini was repaid approximately U.S. $5,083 by the Company. Also, the Company paid management fees of $9,746 to Luca Pasquini for the six months ended June 30, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse for the six month prior to the acquisition of Ulisse on June 30, 2016.

The amounts due to the stockholders at June 30, 2017 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

-	a Promissory Note for $186,233 issued on December 15, 2015 that bears interest at a rate of 1% per month due in full on the Maturity Date of December 15, 2016. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

-	a Promissory Note for $90,750 issued on January 13, 2016 that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017 that was subsequently amended to add $41,095 in additional funds received from Braydon Capital Corp. for a total of $131,845. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

11. Stock-Based Compensation

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

On June 15, 2017, the Company issued a total or 80,000 Restricted Stock Units to the independent Directors of the company, 20,000 units each. These Restricted stock units are vested at 25% per year after each completed year served on the Board of Directors.

12. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	June 30, 2017	December 31, 2016

February 29, 2016 Convertible Note, net of discount of $0 and $85,898	600,000	514,102
April 4, 2016 Convertible Note, net of discount of $0 and $34,188	150,000	115,812
January 24, 2017 Debenture, net of discount of $10,968	127,596	—
March 27, 2017 Convertible Debenture, net of discount of $71,799	43,671	—
June 5, 2017 Convertible Debenture, net of discount of $98,164	17,306	—
June 9, 2017 Convertible Debenture, net of discount of $49,885	7,850	—
	946,423	629,914
Less: unamortized debt issuance costs	(20,430)	(13,397)
	$925,993	$616,517

February 29, 2016 and April 4, 2016 Convertible Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds of $150,000, less legal expenses of $15,000. Also, the company paid $75,000 in commissions for these notes. As part of the purchase agreement, the Company also issued a warrant to purchase 163,044 shares of Company’s common stock at $1.15 per share. These notes bear an interest rate of 12% per annum and were due in one year. The company continued to accrue interest at 22% past the due date. The notes were guaranteed by Confidi Union Impresa, an unrelated party.

The Company repaid a total of $125,404 in the six months ended June 30, 2017. This payment was applied to the interest accrued at the date of the payments with the remainder applied towards the accrued penalty.

Accounts payable and accrued liabilities included a penalty and accrued interest on this Note of $65,648 and $33,821 at June 30, 2017 and June 30, 2016, respectively. See also Note 19.

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

March 27, 2017 Convertible Debenture

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

June 5, 2017, and June 9, 2017 Convertible Debentures

On June 5, 2017, the Company closed a Securities Purchase Agreement with a group of accredited investors to raise up to CDN $1,000,000 (approximately U.S 769,800). The Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $115,470). The Company incurred a total of CDN $7,500 (approximately U.S. $5,774) in finder’s fees to facilitate this transaction for net proceeds of CDN $142,500 (approximately U.S. $109,696). The Debenture is convertible to shares of common stock of the Company at a price of $1.50 per share at any time up to June 5, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 from November 5, 2017 to June 5, 2019.

On June 9, 2017, The Company received additional gross proceeds of CDN $75,000 (approximately U.S. $57,735) in connection with the June 5, 2017 Securities Purchase Agreement. The Company incurred a total of CDN $3,750 (approximately U.S. $2,887) in finder’s fees to facilitate this transaction for net proceeds of CDN $71,250 (approximately U.S. $54,848). The debenture is convertible to shares of common stock of the Company at a price of $1.50 per share at any time up to June 5, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 7,500 of the Company’s common stock at $1.00 from November 9, 2017 to June 9, 2019.

The Company has determined that the conversion feature embedded in the convertible notes and debentures constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. See Note 16.

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

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $112,515) was due on February 28, 2015. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent. Interest expense of $6,727 and $6,898 was recorded for the six months ended June 30, 2017, and June 30, 2016, respectively.

14. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $570,500) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $10,570) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

The company repaid EUR 47,750 (approximately U.S. $54,500) during the six months ended June 30, 2017.

15. Warrants

On January 24, 2017, the Company issued a warrant to purchase 18,000 of the Company’s common stock at $1.00 per share which may be exercised by the warrant holder from June 24, 2017 until January 24, 2019. The warrant was issued in connection with the January 24, 2017 Debenture (See Note 12). The fair value of the warrants of $13,973 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized as interest expense over the life of the debt.

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

On June 5, 2017, the Company issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 per share which may be exercised by the holder from November 5, 2017 to June 5, 2019. The warrant was issued in connection with the June 5, 2017 Convertible Debenture (see Note 12). The fair value of the warrant of $14,826 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

On June 9, 2017, the Company issued a warrant to purchase 7,500 of the Company’s common stock at $1.00 per share which may be exercised from November 9, 2017 to June 9, 2019. The warrant was issued in connection with the June 9, 2017 Convertible Debenture (see Note 12). The fair value of the warrant of $7,489 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Warrant	Fair Value At issuance
January 24, 2017	$13,973
March 27, 2017	$11,923
June 5, 2017	$14,826
June 9, 2017	$7,489

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term	Dividend Yield	Interest Rate	Forfeiture Risk
January 24, 2017	$ 1.00	$ 0.78	404%	2 yrs	0%	0.91%	0%
March 27, 2017	$ 1.00	$ 0.80	390%	2 yrs	0%	0.91%	0%
June 5, 2017	$ 1.00	$ 0.99	445%	2 yrs	0%	0.91%	0%
June 9, 2017	$ 1.00	$ 1.00	450%	2 yrs	0%	0.91%	0%

A summary of warrant transactions during the six months ended June 30, 2017 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	233,964	$ 1.15	2.13
Issued	55,500	$ 1.00	2.00
Exercised	—	—	—
Expired	(8,700)	—	—
Outstanding at June 30, 2017	280,764	$ 1.23	1.87
Exercisable at June 30, 2017	258,264	$ 1.13	1.69

The following assumptions were used to calculate the fair value of warrants at June 30, 2017:

Exercises price	$1.00 - $1.15
Common stock price per share	$1.09
Volatility	523%
Weighted average life	1.98 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

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

The Convertible Debenture issued March 27, 2017 and accrued interest are convertible into common shares at a fixed price of $1.50 prior to March 27, 2019. The gross proceeds from the sale of the debenture were recorded net of $70,617 related to the conversion feature and $11,923

The Convertible Debenture issued June 5, 2017, and accrued interest are convertible into common shares at a fixed price of $1.50 prior to June 5, 2019. The gross proceeds from the sale of the debenture were recorded net of $86,815 related to the conversion feature and $14,826 was allocated to the warrants issued.

The Convertible Debenture issued June 9, 2017, and accrued interest are convertible into common shares at a fixed price of $1.50 prior to June 9, 2019. The gross proceeds from the sale of the debenture were recorded net of $43,874 related to the conversion feature and $7,489 was allocated to the warrants issued.

The Company accounted for the convertible debentures issued on March 27, 2017, June 5, 2017, and June 9, 2017 in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

17. Revenues

The following table sets forth the breakdown of net gaming revenues:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Turnover
Turnover web-based	$27,499,233	$25,202,864	$56,249,069	$51,666,022
Turnover land-based	22,072,383	1,858,540	46,042,050	3,330,738
Total Turnover	$49,571,616	$27,061,404	$102,291,119	$54,996,760

Winnings/Payouts
Winnings web-based	26,063,667	23,647,221	53,286,149	48,265,514
Winnings land-based	19,241,356	1,562,512	40,945,997	2,709,898
Total Winnings/payouts	45,305,023	25,209,733	94,232,146	50,975,412

Gross Gaming Revenues	$4,266,593	$1,851,671	$8,058,973	$4,021,348

Less: ADM Gaming Taxes	460,750	373,635	825,211	828,095
Net Gaming Revenues	3,805,843	1,478,036	7,233,762	3,193,253
Add: Commission Revenues	81,654	47,622	163,499	79,591
Add: Service Revenues	206,926	-	572,363	-
Total Revenues	$4,094,423	$1,525,658	$7,969,624	$3,272,844

Turnover represents the total bets processed for the period.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2017 and 2016.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	June 30, 2017	June 30, 2016
U.S. Statutory rate	$(198,540)	$(220,294)
Tax rate difference between Italy, Austria and U.S.	18,156	18,358
Change in Valuation Allowance	270,565	222,857
Permanent difference	(28,726)	6,762
Effective tax rate	$61,455	$27,863

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $12.2 million as of June 30, 2017 in the U.S. This NOL may be offset against future taxable income through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

Utilization of NOLs are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

Under Italian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, up to the limit of 80% of taxable annual income. This restriction does not apply to the operating loss incurred in the first three years of the Company's activity, which are therefore available for 100% offsetting.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	June 30, 2017	June 30, 2016
Current	$61,455	$27,863
Deferred	-	-
Total	$61,455	$27,863

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	June 30, 2017	June 30, 2016
Net loss carryforward - Foreign	$38,531	$22,606
Net loss carryforward - US	4,280,529	3,377,995
	4,319,060	3,400,601
Less valuation allowance	(4,319,060)	(3,400,601)
Deferred tax assets	$—	$—

19. Commitments and Contingencies

On May 15, 2017, the Company and Darling Capital reached a settlement agreement related to legal proceedings brought against the Company on January 20, 2017, whereby the Company agreed to pay the Convertible Promissory Notes in three instalments of $350,000 on May 30, 2017; $350,000 on June 12, 2017 and $300,000 on June 26, 2017 totaling $1,000,000 in full. The Company paid $125,404 towards the amount due on May 30, 2017. Since the balance of the payments as agreed were late, Darling entered the Consent Judgment as stipulated in the Settlement Agreement.

As a result, the Company will pay an annual interest rate of 22% on agreed settlement amount of $1,000,000 less payments made from May 15, 2017, the date of the Settlement Agreement, until paid in full. The Company is currently in the process of negotiating a lower rate re-financing to pay the balance due to Darling.

See also Note 12.

20. Subsequent Events

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016.

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

Revenues

The Company generated revenues of $4,094,423 and $7,969,624 for the three and six months ended June 30, 2017, respectively, compared to revenues of $1,525,658 and $3,272,844 for the three and six months ended June 30, 2016, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues in the three and six months ended June 30, 2017 over the same period ended June 30, 2016 is attributed to the growth in our land-based gaming operations and revenues derived from BPS services that were a direct result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 1,000 web-based shops, 7 corners and 109 agencies as of June 30, 2017, compared to approximately 1,067 web-based shops, 5 corners and 2 agencies as of June 30, 2016.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Turnover
Turnover web-based	$27,499,233	$25,202,864	$56,249,069	$51,666,022
Turnover land-based	22,072,383	1,858,540	46,042,050	3,330,738
Total Turnover	$49,571,616	$27,061,404	$102,291,119	$54,996,760

Winnings/Payouts
Winnings web-based	26,063,667	23,647,221	53,286,149	48,265,514
Winnings land-based	19,241,356	1,562,512	40,945,997	2,709,898
Total Winnings/payouts	45,305,023	25,209,733	94,232,146	50,975,412

Gross Gaming Revenues	$4,266,593	$1,851,671	$8,058,973	$4,021,348

Less: ADM Gaming Taxes	460,750	373,635	825,211	828,095
Net Gaming Revenues	3,805,843	1,478,036	7,233,762	3,193,253
Add: Commission Revenues	81,654	47,622	163,499	79,591
Add: Service Revenues	206,926	-	572,363	-
Total Revenues	$4,094,423	$1,525,658	$7,969,624	$3,272,844

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,293,607 and $2,491,178 for the three and six months ended June 30, 2017, respectively, compared to general and administrative expenses of $777,102 and $1,647,948 for the three and six months ended June 30, 2016, respectively. The increase in general and administrative expenses is attributed to the growth of the Company’s land-based distribution network following the July 1, 2016 acquisitions.

The Company’s major general and administrative expenses for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016

Salaries	$1,108,909	$256,837
Cash and non-cash professional fees including legal, consulting and audit fees	$297,240	$451,766
Depreciation and amortization expenses	$342,293	$312,712
Management fees	$81,746	$60,000
Advertising and promotion expenses	$128,395	$79,313

Amortization expense includes the amortization of deferred loan costs of $12,805 and $61,194 for the three and six months ended June 30, 2017, respectively, and $60,604 and $75,769 for the three and six months ended June 30, 2016, respectively.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the three and six months ended June 30, 2017 our selling expenses were $2,474,200 and $5,911,151, respectively, compared to selling expenses of $1,086,240 and $2,314,460 for the three and six months ended June 30, 2016, respectively. The increase is due to the expansion of our retail operations from 7 land-based locations to approximately 118 land-based locations as a result of the July 1, 2016 acquisitions.

Interest Expenses

The Company had incurred interest expense, net of interest income, of $83,540 and $250,387 for the three and six months ended June 30, 2017, respectively, compared to interest expense, net of interest income, of $206,951 and $305,495 for the three and six months ended June 30, 2016, respectively.

Interest expense includes non-cash interest costs of $16,985 and $138,786 for the three and six months ended June 30, 2017, respectively, compared to $64,023 and $231,779 in non-cash interest costs for the three and six months ended June 30, 2016, respectively.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a loss of $7,931 and a gain $136,695 for the three and six months ended June 30, 2017, respectively, compared to a gain of $363,788 and $368,216 for the three and six months ended June 30, 2016, respectively.

Income Taxes

The Company recorded provision for income taxes of $14,345 and $61,455 for the three and six months ended June 30, 2017, respectively, compared to a provision for income taxes of $22,428 and $27,863 for the three and six months ended June 30, 2016, respectively. The increase is due to the increased taxable income in Austria.

Net Income / Loss

The Company had a net income of $213,405, or $0.01 per share (basic and diluted), and a net loss of $567,256, or $0.02 per share (basic and diluted) for the three and six months ended June 30, 2017, respectively, compared to a net loss of $204,223, or $0.01 per share (basic and diluted) and $657,274, or $0.03 per share (basic and diluted) for the three and six months ended June 30, 2016, respectively. The increase in net loss is due to costs incurred for the certification of our BPS and also to the increase in selling expenses and costs associated with July 1, 2016 acquisition of Ulisse and Odissea. Furthermore, betting payouts in Q1 2017 were higher than normal, favoring our customers.

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

The Company recorded a foreign currency translation adjustment gain of $33,610 and a loss of $36,593 for the three and six months ended June 30, 2017, respectively, compared to a gain of $6,938 and a loss of $10,277 for the three and six months ended June 30, 2016, respectively.

Cash Flows from Operating Activities

The net cash used in operating activities was $659,966 for the six months ended June 30, 2017, compared to $575,393 in net cash used by operating activities in the six months ended June 30, 2016.

Cash Flows from Investing Activities

The net cash used in investing activities was $160,812 for the six months ended June 30, 2017, compared to $242,713 in net cash used in investing activities for the six months ended June 30, 2016. The decrease was primarily due to decrease in cash outflow related to acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $553,622 for the six months ended June 30, 2017, compared to $756,418 in net cash provided by financing activities for the six months ended June 30, 2016. The change was due to a reduction in financing activities.

Liquidity and Capital Resources

Assets

At June 30, 2017, we had a total of $7,251,318 in assets compared to $7,431,077 in assets at December 31, 2016.

Liabilities

At June 30, 2017, we had $4,557,844 in current liabilities and $819,188 in long term liabilities, compared to current liabilities of $4,196,260 and long-term liabilities of $742,189 at December 31, 2016.

Working Capital

The Company had $2,125,833 in cash and cash equivalents at June 30, 2017, compared to $2,230,422 cash and cash equivalents at December 31, 2016. As of June 30, 2017, we had a total accumulated deficit of $11,892,217.

We had $4,557,844 in current liabilities and $2,678,272 in current assets, as such we are left with a working capital deficit of $1,879,572 as of June 30, 2017.

There is no assurance that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

During the development phase of our business over the past several years, we sustained recurring losses and negative cash flows from operations. As a result, we currently have a working capital deficit. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes, as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 350,000 (approximately U.S. $399,385) from Banca Veneto in Italy. The line of credit is guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $11,137) with an underlying interest of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2017	December 31, 2016
Gold Street Capital Corp.	$15,099	$1
Doriana Gianfelici	55,916	51,819
Luca Pasquini	177	5,260
Other stockholders	540,643	500,469
Total advances from stockholders	$611,835	$557,549

During the six months ended June 30, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $114,823 to the Company and was repaid $99,725 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $72,000 and $60,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

During the six months ended June 30, 2017, Luca Pasquini was repaid approximately U.S. $5,083 by the Company. Also, the Company paid management fees to Luca Pasquini of $9,746 for the six months ended June 30, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse.

The amounts due to the stockholders at June 30, 2017 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

-	a Promissory Note for $186,233 issued on December 15, 2015 that bears interest at a rate of 1% per month due in full on the Maturity Date of December 15, 2016. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

-	a Promissory Note for $90,750 issued on January 13, 2016 that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017 that was subsequently amended to add $41,095 in additional funds received from Braydon Capital Corp. for a total of $131,845. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

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

Item 4. Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2017, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

On May 15, 2017, the Company and Darling reached a settlement agreement related to legal proceedings brought against the Company on January 20, 2017, whereby the Company agreed to pay the Convertible Promissory Notes in three instalments of $350,000 on May 30, 2017; $350,000 on June 12, 2017 and $300,000 on June 26, 2017 totaling $1,000,000 in full. The Company paid $125,000 towards the amount due on May 30, 2017, since the balance of the payments as agreed were late, Darling entered the Consent Judgement as stipulated in the Settlement Agreement.

As a result, the Company will pay an annual interest rate of 22% on agreed settlement amount of $1,000,000 less payments made from May 15, 2017, the date of the Settlement Agreement, until paid in full. The Company is currently in the process of negotiating a lower rate re-financing to pay the balance due to Darling.

Item 1A. Risk Factors.

Newgioco Group is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

.

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

Date: August 7, 2017	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer