Form 10-Q
period 2017-09-30
Newgioco Group, Inc.
filed 2017-11-08
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were 37,009,295 shares of Common Stock outstanding as of November 8, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$3,183,550	$2,230,422
Accounts receivable	89,120	16,919
Gaming account receivable	987,196	535,408
Prepaid expenses	113,049	91,577
Other current assets	5,731	8,705
Total Current Assets	4,378,646	2,883,031

Noncurrent Assets
Restricted cash	578,840	475,916
Property, plant and equipment	277,624	203,660
Intangible assets	3,358,242	3,690,978
Goodwill	260,318	260,318
Investment in non-consolidated entities	1	6,508
Total Noncurrent Assets	4,475,025	4,637,380

Total Assets	$8,853,671	$7,520,411

Current Liabilities
Line of credit - bank	$337,287	$726
Accounts payable and accrued liabilities	1,259,279	1,006,739
Gaming account balances	870,545	710,562
Taxes payable	803,621	525,361
Advances from stockholders	647,184	557,549
Liability in connection with acquisition	140,052	125,375
Debenture, net of discount	977,185	616,517
Derivative liability	183,987	211,262
Promissory notes payable - other	120,195	111,285
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	118,006	102,140
Total Current Liabilities	5,775,419	4,285,594

Bank loan payable	387,553	426,610
Other long-term liabilities	492,399	315,579

Total Liabilities	6,655,371	5,027,783

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 37,009,295 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	3,701	3,701
Additional - paid in capital	14,225,116	14,169,062
Accumulated other comprehensive income	(409,965)	(416,631)
Accumulated deficit	(11,620,552)	(11,263,504)
Total Stockholders' Equity	2,198,300	2,492,628

Total Liabilities and Stockholders’ Equity	$8,853,671	$7,520,411

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,121,019	$2,606,670	$13,090,643	$5,879,514

Costs and Expenses
Selling expenses	3,126,025	1,087,112	9,037,176	3,401,572
General and administrative expenses	1,441,290	973,025	3,932,468	2,620,973
Total Costs and Expenses	4,567,315	2,060,137	12,969,644	6,022,545

Income (Loss) from Operations	553,704	546,533	120,999	(143,031)

Other Expenses (Income)
Interest expense, net of interest income	110,391	209,556	360,778	515,051
Changes in fair value of derivative liabilities	(108,750)	77,095	(245,445)	(291,121)
Imputed interest on related party advances	8,248	3,492	22,535	6,060
Impairment on investment	186	—	6,758	—
Total Other Expenses (Income)	10,075	290,143	144,626	229,990

Income (Loss) Before Income Taxes	543,629	256,390	(23,627)	(373,021)
Income tax provision	271,964	220,275	333,419	248,138
Net Income (Loss)	271,665	36,115	(357,046)	(621,159)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	43,259	4,814	6,666	(5,463)

Comprehensive Income (Loss)	$314,924	$40,929	$(350,380)	$(626,622)

Income (loss) per common share - basic	$0.01	$0.00	$(0.01)	$(0.02)
Income (loss) per common share - diluted	$0.01	$0.00	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic	37,009,295	30,362,394	37,009,295	26,298,527
Weighted average number of common shares outstanding - diluted	37,552,008	31,488,116	37,009,295	26,298,527

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

(Formerly Known as Empire Global Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(357,046)	$(621,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	426,258	375,207
Amortization of deferred costs	72,460	163,350
Non-cash interest	170,236	400,668
Imputed interest on advances from stockholders	22,535	6,060
Changes in fair value of derivative liabilities	(245,445)	(291,121)
Impairment of assets	6,758	—
Stock issued for services	—	268,669
Bad debt expense	98,068	53,015
Changes in Operating Assets and Liabilities
Prepaid expenses	(92,052)	(138,198)
Accounts payable and accrued liabilities	163,655	(336,777)
Accounts receivable	(66,191)	112,071
Gaming accounts receivable	(459,436)	(151,372)
Gaming accounts liabilities	66,983	24,052
Taxes payable	204,316	237,273
Other current assets	3,967	(199,909)
Other current liabilities	—	(1,481)
Customer deposits	118,037	—
Long term liability	13,811	20,907
Net Cash Provided by (Used in) Operating Activities	146,914	(78,745)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(140,551)	(56,092)
Cash acquired on acquisition	—	803,482
Cash paid for acquisition	—	(202,015)
Increase in restricted cash	(44,499)	(98,105)
Net Cash Provided by (Used in) Investing Activities	(185,050)	447,270

Cash Flows from Financing Activities
Proceeds from bank credit line, net of repayment	317,165	(307,902)
Repayment of bank loan	(80,208)	558,050
Proceeds from promissory notes, net of repayment	—	115,103
Proceeds from debentures and convertible notes, net of repayment	401,653	614,900
Advances from stockholders, net of repayment	24,695	141,721
Net Cash Provided by Financing Activities	663,305	1,121,872

Effect of change in exchange rate	327,959	30,911

Net increase (decrease) in cash	953,128	1,521,308
Cash – beginning of the period	2,230,422	157,363
Cash – end of the period	$3,183,550	$1,678,671

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$190,803	$114,339
Income tax	$180,004	$22,495
Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$—	$2,360,163
Common shares issues to related parties for repayment of debt	$—	$138,225
Common shares issued for cashless exercise of warrants	$—	$14,438

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the period ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

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

The Company had a working capital deficit of $1,396,773 as of September 30, 2017, and reported operating losses for the past two years. There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company's working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

g) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, because the effect would have been anti-dilutive while the Company had income per share for the three months ended September 30, 2017 and three months ended September 30, 2016. Accordingly, basic and diluted loss per common share is the same for these periods.

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

j) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016.

The Company primarily places its cash with high-credit quality financial institutions, one of which is located in the United States and is insured by the Federal Deposit Insurance Corporation for up to $250,000 and another which is located in Italy and is insured by the Italian government.

k) Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The company recorded bad debt expense of $33,118 and $98,068 for the three and nine months ended September 30, 2017, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The carrying value of the Company's short-term investments, prepaid expenses, accounts receivables, other current assets, accounts payable and accrued liabilities, gaming account balance, and advances from shareholder approximate fair value because of the short-term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the year ended December 31, 2016	609,256
Exercised during the year ended December 31, 2016	—
Change in fair value recognized in operations	(426,369)
Balance at December 31, 2016	211,262
Issued during the nine months ended September 30, 2017	218,170
Change in fair value recognized in operations	(245,445)
Balance at September 30, 2017	$183,987

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

All lease agreements of the Company as lessees are accounted for as operating leases as of September 30, 2017 and 2016.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016.

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

Pursuant to the Odissea SPA, upon completion of certification of the Betting Operating System by the ADM, which was obtained on June 30, 2017, the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 2,193,050 shares) at a fixed price of U.S. $1.00 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement, which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates an existing network of approximately 140 land-based Agency locations. Pursuant to the agreement, the Company issued 1,665,600 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.50% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Ulisse SPA, upon completion of the ADM license tender auction and the Rights obtained by the Company are assigned to the Ulisse locations the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 832,800 shares) at a fixed price of U.S. $1.00 per share (the “Ulisse Put Option”). As of the date of this report, the Ulisse Put Option has been extended indefinitely by mutual consent.

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

5. Intangible Assets

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Licenses	965,467	953,024	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	4,671,765	4,659,322
Accumulated amortization	(1,313,523)	(968,344)
Balance	$3,358,242	$3,690,978

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $112,233 and $332,739 for the three and nine months ended September 30, 2017, respectively.

Licenses include the GAD online license as well as the Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively. These licenses were obtained by the Company in the acquisitions of Multigioco and Rifa.

6. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Veneto Banca Societa Cooperativa Per Azioni (“SCpA”) (“Veneto Banca”) as collateral against our operating line of credit with Veneto Banca as well as Wirecard Bank as a security deposit for Ulisse betting operations.

7. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Severance liability related to employees in Italy was $117,271 and $91,865 at September 30, 2017 and 2016, respectively.

Customer deposit balances related to Ulisse operations was $375,128 and $223,714 at September 30, 2017 and 2016, respectively.

8. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $354,390) for Multigioco and EUR 50,000 (approximately U.S. $59,065) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

9. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and VP of Regulatory Affairs, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

10. Related party transactions and balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30, 2017	December 31, 2016
Gold Street Capital Corp.	$30,163	$1
Doriana Gianfelici	57,886	51,819
Luca Pasquini	76	5,260
Other stockholders	559,059	500,469
Total advances from stockholders	$647,184	$557,549

During the nine months ended September 30, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $193,046 to the Company and was repaid $162,884 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $108,000 and $90,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

During the nine months ended September 30, 2017, Luca Pasquini was repaid approximately U.S. $5,184 by the Company. Also, the Company paid management fees of $15,032 to Luca Pasquini for the nine months ended September 30, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse for the six month period prior to the acquisition of Ulisse on July 1, 2016.

The amounts due to the stockholders at September 30, 2017 are non-interest bearing and due on demand.

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

11. Stockholders’ Equity

On June 15, 2017, the Company issued a total of 80,000 Restricted Stock Units to the independent Directors of the company, 20,000 units each. These Restricted stock units are vested at 25% per year after each completed year served on the Board of Directors.

12. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	September 30, 2017	December 31, 2016
February 29, 2016 Convertible Note, net of discount of $0 and $85,000	$600,000	$514,102
April 4, 2016 Convertible Note, net of discount of $0 and $10,968	150,000	115,812
January 24, 2017 Debenture, net of discount of $9,207	135,027	—
March 27, 2017 Convertible Debenture, net of discount of $61,396	58,799	—
June 5, 2017 Convertible Debenture, net of discount of $85,351	34,844	—
June 9, 2017 Convertible Debenture, net of discount of $43,412	16,685	—
	995,355	629,914
Less: unamortized debt issuance costs	(18,170)	(13,397)
	$977,185	$616,517

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

The Company repaid a total of $125,000 in the nine months ended September 30, 2017. These payments were applied to the interest accrued at the date of the payments with the remainder applied towards the accrued penalty.

Accounts payable and accrued liabilities included a penalty and accrued interest on this Note of $193,244 and $33,756 at September 30, 2017 and September 30, 2016, respectively. See also Note 19.

January 24, 2017 Debenture

On January 24, 2017, the Company received gross proceeds from the initial private placement of CDN $180,000 (approximately U.S. $136,788) with a group of accredited investors. The Company incurred a total of CDN $14,400 (approximately U.S. $10,943) in finder’s fees to facilitate this transaction for net proceeds of CDN $165,600 (approximately U.S. $125,845). The debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the Company also issued a warrant to purchase 18,000 of the Company’s common stock at $1.00 per share up to January 24, 2019.

March 27, 2017 Convertible Debenture

On March 27, 2017, the Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $113,000) with a group of accredited investors. The Company incurred a total of CDN $5,000 (approximately U.S. $3,765) in finder’s fees to facilitate this transaction for net proceeds of CDN $145,000 (approximately U.S. $109,235). The convertible debenture bears an interest rate of 10% per annum and is due in two years. The debenture is convertible to shares of common stock of the Company at a price of $1.50 per share at any time up to March 27, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 per share up to March 27, 2019.

June 5, 2017, and June 9, 2017 Convertible Debentures

On June 5, 2017, the Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $115,470) with a group of accredited investors. The Company incurred a total of CDN $7,500 (approximately U.S. $5,774) in finder’s fees to facilitate this transaction for net proceeds of CDN $142,500 (approximately U.S. $109,696). The Debenture is convertible to shares of common stock of the Company at a price of $1.50 per share at any time up to June 5, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 15,000 of the Company’s common stock at $1.00 from November 5, 2017 to June 5, 2019.

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

As of the date of this report, the final payment of CDN $150,000 (approximately U.S. $112,515) was due on February 28, 2015. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent. Interest expense of $10,284 and $10,202 was recorded for the nine months ended September 30, 2017, and September 30, 2016, respectively.

14. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $590,650) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $11,529) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

The company repaid EUR 72,031 (approximately U.S. $85,090) during the nine months ended September 30, 2017.

15. Warrants

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

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Warrant	Fair Value At issuance
February 29, 2016	$106,583
April 4, 2016	$53,236
April 4, 2016	$27,901
January 24, 2017	$13,973
March 27, 2017	$11,923
June 5, 2017	$14,826
June 9, 2017	$7,489

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term	Dividend Yield	Interest Rate	Forfeiture Risk
February 29, 2016	$1.15	$0.90	200%	3 yrs	0%	0.91%	0%
April 4, 2016	$1.15	$0.95	195%	3 yrs	0%	0.91%	0%
April 4, 2016	$1.15	$0.95	195%	3 yrs	0%	0.91%	0%
January 24, 2017	$1.00	$0.78	404%	2 yrs	0%	0.91%	0%
March 27, 2017	$1.00	$0.80	390%	2 yrs	0%	0.91%	0%
June 5, 2017	$1.00	$0.99	445%	2 yrs	0%	0.91%	0%
June 9, 2017	$1.00	$0.99	445%	2 yrs	0%	0.91%	0%

A summary of warrant transactions during the nine months ended September 30, 2017 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	233,964	$1.15	2.13
Issued	55,500	$1.00	2.00
Exercised	—	—	—
Expired	(8,700)	—	—
Outstanding at September 30, 2017	280,764	$1.09	1.51
Exercisable at September 30, 2017	258,264	$1.12	1.46

The following assumptions were used to calculate the fair value of warrants at September 30, 2017:

Exercises price	$1.00 - $1.15
Common stock price per share	$1.09
Volatility	392%
Weighted average life	1.51 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

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

The Convertible Debenture issued March 27, 2017 and accrued interest are convertible into common shares at a fixed price of $1.50 prior to March 27, 2019. The gross proceeds from the sale of the debenture were recorded net of $70,617 related to the conversion feature and $11,923 was allocated to the warrants issued.

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

17. Revenues

The following table sets forth the breakdown of net gaming revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Turnover
Turnover web-based	$22,033,214	$22,220,704	$78,282,283	$73,886,726
Turnover land-based	26,093,287	2,712,309	72,135,336	6,043,047
Total Turnover	$48,126,501	$24,933,013	$150,417,619	$79,929,773

Winnings/Payouts
Winnings web-based	20,947,833	20,904,633	74,233,981	69,170,147
Winnings land-based	21,914,946	2,019,550	62,860,944	4,729,448
Total Winnings/payouts	42,862,779	22,924,183	137,094,925	73,899,595

Gross Gaming Revenues	5,263,722	$2,008,830	$13,322,694	$6,030,178

Less: ADM Gaming Taxes	334,647	407,190	1,159,858	1,235,285
Net Gaming Revenues	$4,929,075	$1,601,640	12,162,836	$4,794,893
Add: Commission Revenues	55,086	772,833	218,585	852,424
Add: Service Revenues	136,858	232,197	709,222	232,197
Total Revenues	$5,121,019	$2,606,670	$13,090,643	$5,879,514

Turnover represents the total bets processed for the period.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2017 and 2016.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	September 30, 2017	September 30, 2016
U.S. Statutory rate	$(8,269)	$(130,557)
Tax rate difference between Italy, Austria and U.S.	45,860	(112,465)
Change in Valuation Allowance	330,199	483,044
Permanent difference	(34,371)	8,116
Effective tax rate	$333,419	$248,138

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $12.6 million as of September 30, 2017 in the U.S. This NOL may be offset against future taxable income through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	September 30, 2017	September 30, 2016
Current	$333,419	$248,138
Deferred	—	—
Total	$333,419	$248,138

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	September 30, 2017	September 30, 2016
Net loss carryforward - Foreign	$94,848	$2,122
Net loss carryforward - US	4,393,558	3,584,959
	4,488,406	3,587,081
Less valuation allowance	(4,488,406)	(3,587,081)
Deferred tax assets	$—	$—

19. Commitments and Contingencies

On May 15, 2017, the Company and Darling Capital reached a settlement agreement related to legal proceedings brought against the Company on January 20, 2017, whereby the Company agreed to pay the Convertible Promissory Notes in three instalments of $350,000 on May 30, 2017; $350,000 on June 12, 2017 and $300,000 on June 26, 2017 totaling $1,000,000 in full. The Company paid $125,000 towards the amount due on May 30, 2017. Since the balance of the payments as agreed were late, Darling entered the Consent Judgment as stipulated in the Settlement Agreement.

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

Newgioco Group is now a vertically integrated company which owns and operates an innovative Betting Platform Software (“BPS”) and offering a complete suite of online and offline leisure gaming services including a variety of lottery and casino gaming, as well as sports betting products through a distribution network of retail betting locations situated throughout Italy. The Company intends to grow through acquisitions and organic development of its distribution network in Italy in addition to exploring new opportunities in regulated gaming markets internationally.

Our revenues are derived from gaming products distributed by our subsidiaries in addition to business-to-business BPS services to third party operators provided by our subsidiary Odissea.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016.

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

Revenues

The Company generated revenues of $5,121,019 and $13,090,643 for the three and nine months ended September 30, 2017, respectively, compared to revenues of $2,606,670 and $5,879,514 for the three and nine months ended September 30, 2016, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues in the three and nine months ended September 30, 2017 over the same period ended September 30, 2016 is attributed to the growth in our land-based gaming operations and revenues derived from BPS services that were a result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 1,000 web-based shops, 7 corners and 140 agencies as of September 30, 2017, compared to approximately 900 web-based shops, 7 corners and 140 agencies as of September 30, 2016.

The following table represents a detailed breakdown of revenue from our gaming operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Turnover
Turnover web-based	$22,033,214	$22,220,704	$78,282,283	$73,886,726
Turnover land-based	26,093,287	2,712,309	72,135,336	6,043,047
Total Turnover	$48,126,501	$24,933,013	$150,417,619	$79,929,773

Winnings/Payouts
Winnings web-based	20,947,833	20,904,633	74,233,981	69,170,147
Winnings land-based	21,914,946	2,019,550	62,860,944	4,729,448
Total Winnings/payouts	42,862,779	22,924,183	137,094,925	73,899,595

Gross Gaming Revenues	5,263,722	$2,008,830	$13,322,694	$6,030,178

Less: ADM Gaming Taxes	334,647	407,190	1,159,858	1,235,285
Net Gaming Revenues	$4,929,075	$1,601,640	12,162,836	$4,794,893
Add: Commission Revenues	55,086	772,833	218,585	852,424
Add: Service Revenues	136,858	232,197	709,222	232,197
Total Revenues	$5,121,019	$2,606,670	$13,090,643	$5,879,514

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $1,441,290 and $3,932,468 for the three and nine months ended September 30, 2017, respectively, compared to general and administrative expenses of $973,025 and $2,620,973 for the three and nine months ended September 30, 2016, respectively. The increase in general and administrative expenses is attributed to the growth of the Company’s land-based distribution network following the July 1, 2016 acquisitions.

The Company’s major general and administrative expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Salaries	$1,864,122	$644,842
Cash and non-cash professional fees including legal, consulting and audit fees	$476,049	$536,677
Depreciation and amortization expenses	$491,324	$375,207
Management fees	$123,032	$90,000
Advertising and promotion expenses	$146,952	$96,270

Amortization expense includes the amortization of deferred loan costs of $3,879 and $65,073 for the three and nine months ended September 30, 2017, respectively, and $61,354 and $137,123 for the three and nine months ended September 30, 2016, respectively.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the three and nine months ended September 30, 2017 our selling expenses were $3,126,025 and $9,037,176, respectively, compared to selling expenses of $1,084,353 and $3,401,572 for the three and nine months ended September 30, 2016, respectively. The increase is due to the expansion of our retail operations from 7 land-based locations to approximately 148 land-based locations as a result of the July 1, 2016 acquisitions.

Interest Expenses

The Company had incurred interest expense, net of interest income, of $110,391 and $360,778 for the three and nine months ended September 30, 2017, respectively, compared to interest expense, net of interest income, of $209,556 and $515,051 for the three and nine months ended September 30, 2016, respectively.

Interest expense includes non-cash interest costs of $31,449 and $170,236 for the three and nine months ended September 30, 2017, respectively, compared to $231,779 and $400,668 in non-cash interest costs for the three and nine months ended September 30, 2016, respectively.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liabilities generated a gain of $108,750 and $245,445 for the three and nine months ended September 30, 2017, respectively, compared to a loss of $77,095 and a gain of $291,121 for the three and nine months ended September 30, 2016, respectively.

Income Taxes

The Company recorded provision for income taxes of $271,964 and $333,419 for the three and nine months ended September 30, 2017, respectively, compared to a provision for income taxes of $196,490 and $248,138 for the three and nine months ended September 30, 2016, respectively. The increase is due to the increased taxable income in Austria.

Net Income / Loss

The Company had a net income of $271,665 or $0.01 per share (basic and diluted), and a net loss of $357,046, or $0.01 per share (basic and diluted) for the three and nine months ended September 30, 2017, respectively, compared to a net income of $36,115, or $0.00 per share (basic and diluted) and a net loss of $621,159, or $0.02 per share (basic and diluted) for the three and nine months ended September 30, 2016, respectively. The increase in net income is due to the general growth and stabilization of our business associated with July 1, 2016 acquisition of Ulisse and Odissea.

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

The Company recorded a foreign currency translation adjustment gain of $43,259 and $6,666 for the three and nine months ended September 30, 2017, respectively, compared to a gain of $4,814 and a loss of $5,463 for the three and nine months ended September 30, 2016, respectively.

Cash Flows from Operating Activities

The net cash generated by operating activities was $146,914 for the nine months ended September 30, 2017, compared to $78,745 in net cash used in operating activities in the nine months ended September 30, 2016. The increase was due to increase in net income from operations related to acquisitions.

Cash Flows from Investing Activities

The net cash used in investing activities was $185,050 for the nine months ended September 30, 2017, compared to $447,270 in net cash generated by investing activities for the nine months ended September 30, 2016. The decrease was primarily related to acquisitions and increased spending on property, plant and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $663,305 for the nine months ended September 30, 2017, compared to $1,121,872 in net cash provided by financing activities for the nine months ended September 30, 2016. The change was due to a reduction in financing activities.

Liquidity and Capital Resources

Assets

At September 30, 2017, we had a total of $8,853,671 in assets compared to $7,305,503 in assets at December 31, 2016.

Liabilities

At September 30, 2017, we had $5,775,419 in current liabilities and $879,952 in long term liabilities, compared to current liabilities of $4,290,730 and long-term liabilities of $742,189 at December 31, 2016.

Working Capital

The Company had $3,183,550 in cash and cash equivalents at September 30, 2017, compared to $2,230,422 cash and cash equivalents at December 31, 2016.

We had $5,775,419 in current liabilities and $4,378,646 in current assets, as such we are left with a working capital deficit of $1,396,773 as of September 30, 2017.

There is no assurance that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs.

As of September 30, 2017, we had a total accumulated deficit of $11,620,552.

During the development phase of our business over the past several years, we sustained recurring losses and negative cash flows from operations. As a result, we currently have a working capital deficit. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes, as well as through the issuance of our common stock and from operating cash flow. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $354,390) for Multigioco and EUR 50,000 (approximately U.S. $59,065) for Rifa from Banca Veneto in Italy. The line of credit is secured by restricted cash on deposit at Banca Veneto and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $561,000) from Banca Veneto in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $11,529) with an underlying interest of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

Although we intend to maintain our lending relationships with Banca Veneto, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our securities. Any additional equity financing may result in substantial dilution to the percentage ownership of our stockholders.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 7-10, 12-16 and 19 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30, 2017	December 31, 2016
Gold Street Capital Corp.	$30,163	$1
Doriana Gianfelici	57,886	51,819
Luca Pasquini	76	5,260
Other stockholders	559,059	500,469
Total advances from stockholders	$647,184	$557,549

During the nine months ended September 30, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $193,046 to the Company and was repaid $162,884 by the Company. Also, the Company paid management fees to Gold Street Capital Corp. of $108,000 and $90,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Changes in advances from Doriana Gianfelici and other shareholders were due to the fluctuation in foreign exchange rates.

During the nine months ended September 30, 2017, Luca Pasquini was repaid approximately U.S. $5,184 by the Company. Also, the Company paid management fees of $15,032 to Luca Pasquini for the nine months ended September 30, 2017.

Advances from other stockholders comprise of the dividend accrued due to former stockholders of Ulisse for the six-month prior to the acquisition of Ulisse on September 30, 2017.

The amounts due to the stockholders at September 30, 2017 are non-interest bearing and due on demand.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2017, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Date: November 8, 2017	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Chief Financial Officer