Form 10-K
period 2017-12-31
Newgioco Group, Inc.
filed 2018-03-30
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2017.

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

+39-391-306-4134
(Registrant’s telephone number, including area code)

Empire Global Corp.
(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.0001 per share
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

Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2017, the last business day of the second fiscal quarter, was $10,612,870 based on the average closing bid and asked prices for the common stock.

The number of shares outstanding of the registrant’s common stock, as of the close on March 29, 2018, was 74,254,746 shares.

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

Operations are carried out under an online gaming license regulated by the Agenzia Delle Dogane e dei Monopoli (“ADM”), formerly known as the “AAMS” (Amministrazione Autonoma Monopoli dei Stato), in Italy. The Company's revenue streams, through our subsidiaries Multigioco, Rifa and Ulisse consist of wagering and gaming income from online through the internet and land-based (or "offline") in neighborhood betting shops situated throughout Italy. The product offering includes a variety of online and offline lottery and casino gaming, as well as sports betting and online poker. Our internet based sports bet wagers are processed by our Odissea subsidiary betting platform while all other online products such as casino, poker, card games, and lotto are processed through the Microgame betting platform. Land-based sports bet wagers, horse racing and virtual sports are processed through the SNAITECH betting platform. The Company's revenue stream through our subsidiary Odissea consists of providing BOS services to third party operators on a business-to-business basis.

On December 31, 2017, the Company had approximately 800 web-based betting shops, approximately 180 land-based betting shops operating under its license. Please refer to the "Distribution Method for Products or Services" section for a detailed description of web-based and land-based betting shops.

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

On July 1, 2016, we completed the acquisitions of Ulisse Gmbh, an Austrian gaming company, increasing the land-based footprint of the Company by 107 agency locations in Italy as well as Odissea Betriebsinformatik Beratung Gmbh, an Austrian gaming technology company, acquiring a proprietary BPS and making the Company a fully integrated gaming operator.

Pursuant to the agreements to acquire Ulisse and Odissea, upon completion of the Italian license auction and upon certification of the BPS by the Italian gaming regulator, respectively, the sellers of Ulisse and Odissea may sell back to the Company 50% of the shares of common stock of the Company received as consideration for the purchase price or 1,665,600 shares and 4,386,100 shares respectively at a fixed price of U.S. $0.50 per share.

During the period covered by this report, the Company acquired approximately 60 additional CED agency locations. Our subsidiaries now own a proprietary BPS, an online GAD license with approximately 800 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 165 CED agency locations.

OUR STRATEGY

Our growth plan is to expand our business both in absolute and in relative terms.

Absolute growth will be achieved by organic development of our current target audience within our operating territories by conducting a tactical business analysis and establishing standard operating procedures and implementing a marketing strategy we refer to as our "Rebranding Blueprint" related to target marketing as outlined below. We believe that relative growth will be achieved through a consolidation architecture as we accumulate market share through the expansion of our land-based location rights and acquisitions of competing operators interested in our innovative BPS.

Conduct a tactical business process analysis

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

Implement our Newgioco Rebranding Blueprint with operators acquired through consolidation

In addition to continuing existing business practices of the operators, implementing SOP's and best practices as described above, we also intend to augment the services provided by our operators by implementing our Newgioco Rebranding Blueprint with a view to achieving critical mass such that we can implement in-house administration of technology through our own BPS.

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

When considering the acquisition of a target operator, the license associated with the location rights (either a Monti or Bersani license described elsewhere in this report) dictates the method of acquisition. Certain conditions apply to a proposed sale and transfer of the specific license according to the legislative decrees associated with each Monti and Bersani licenses. In the case of Bersani licenses, any existing licensee or qualified acquirer (meaning a person or entity approved by the ADM) may acquire a Bersani license from the previous holder by simply transferring the license from the seller to the buyer. However, Monti licenses cannot be bifurcated from the corporate entity which was initially granted the Monti license unless the buyer is currently a Monti licensed legal entity or person. Instead, the acquirer, if not currently a Monti licensed entity, must acquire the licensed corporate entity, which may or may not have existing gaming location rights or business activity.

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

Our Target Markets

Age Group	Demographic	Nexus
18 – 24	• Pre- gaming future client • New- gaming audience • Desires experiential, e-gaming, imaginative fantasy games.

•         Almost 100% of this age group owns a cell or smart phone;

•         Majority of market with data packages and internet access;

•         Technologically savvy consumer spending more on experiential versus material goods.

25 – 44	• Mature- gaming audience • Desires games of chance, casino, traditional gambling tables, and sports betting.	• Majority of online gamers are 30 years old and currently heads of households; • Male and Female balanced across the group.
45 – Senior	• Grounded gamer • Baby Boomer • Desires social interaction, easy play, bingo slots, nickel games.	• Largest growing segment of the population; • Significantly underserved; • Needs are more social rather than self-fulfilling; • High disposable income; • Largest market size.

We have exceeded our guidance over the past 24 months and currently service approximately 50,000 active client accounts and estimate that our base will increase to over 100,000 in 2 years based on projections supplied by both organic growth and acquisition of existing businesses. These clients range in age from 18 through 79 and are a mix of 70% male/30% female. In addition, we separate our revenue source to (a) sports betting, (b) casino and card game betting and (c) poker players. Our in-house ad-hoc analysis finds that sports betting is more popular among our customer base. In addition, sports betting is our most profitable revenue stream yielding the highest percentage of our Gross Gaming Revenue ("GGR") at 51% of revenues, which is representative of industry metrics when measured by completed seasons on a year over year basis.

Our internal analysis also shows different gaming patterns emerge from our male and female patrons. Male players prefer sports-bets, while about 10% of them also explore casino and poker. Alternatively, female players prefer casino and bingo while only 1% try our other game offerings like poker, sports-bets or lotteries.

Sports-Bet: We currently have an average of 5,500 players per month (about 22% of our total gaming accounts) that place at least 3 bets per week, for a total of 12 bets per month per player. The total number of monthly bets on our license averages between 160,000 and 180,000 tickets. The average of the amount played per ticket is EUR 7.6 (approximately U.S. $9) such that each player that places 12 bet-spends EUR 76.8 (approximately U.S. $86) per month.

Casino: We have an average of 900 unique players participating in casino games (generally about 2.5% of all gaming accounts and 8.6% of the sports-bet players), with approximately 26% of players playing on our mobile platform. Each casino player generates coin-in revenue of EUR 3,000 (approximately U.S. $3,389) per month which represents a profit of EUR 94 (approximately U.S. $106) per player per month. The profit of $106 is also the metric used to measure our casino performance in "spending" of a casino player.

Poker: We have an average of 1,080 unique players participating in poker games through our website (about 3% of all gaming account and 9.8% of the sports-bet players) per month. Each poker player generates coin-in revenue of EUR 2,896 (approximately U.S. $3,271) per month which represents a profit of EUR 103 (approximately U.S. $116) per player per month. We also use the profit metric of EUR 103 (approximately U.S. $116) to measure our casino performance in "spending" of a poker player.

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

Gaming Product Offerings

Our land-based locations generally offer only sports betting, virtual sports betting, horse racing and physical slots, while our website and shops offer a full suite of gaming products which include:

-	Sports Betting: Considered the largest and most well-known industry segment offering both pre-live and live in-game betting opportunities for a wide variety of sports.
-	Online Casino: traditional casino games, live casino, poker, bingo and interactive skilled games including:
o	Traditional Casino Games: Automated casino games such as roulette, blackjack and baccarat and slot machines.
o	Live Casino Games: Table games broadcast via live video stream with real dealers and croupiers that attempt to convey the atmosphere of a physical casino.
-	Poker: Texas Hold'em and Omaha in both cash and tournament format.
-	Bingo, Skilled and Interactive Games such as: games that are programmed with random number generation to ensure constant fairness for all parties; and can be played for real money or free play. These games are typical card games played by Italian people such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).
-	Virtual Sports Betting: Various sport and racing events that are computer generated.
-	Horse Racing: Live track racing events.

Distribution Methods for Products or Services

In Italy, gaming products and services are offered through any of three distribution methods: agencies, corners, or websites. Regardless of the distribution method, licensed operators in Italy must be connected to the ADM network using an intermediary betting software platform such as Microgame S.p.A ("Microgame") or our own Odissea BPS. Only a single license is required to operate a website based gaming service, which Multigioco owns, while each offline agency and corner must have a separate license right assigned to each location.

As of December 31, 2017, the Company used a combination of all three distribution methods as described in greater detail below. The Company’s reach is currently approximately 50,000 online user accounts, 800 web café, and 180 land-based locations. We expect to continue growing our distribution as we develop our business in Italy through additional acquisitions. The following describes the three distribution methods in Italy:

1.	Negozio Sportivo ("NS"; "agency" or "arcade") (translated as Sporting Store): An agency is an arcade location that is a gaming specific venue meeting strict regulatory standards. An agency must have 70% of its square-footage dedicated specifically to gaming space in addition to having a cash cage, thereby creating an 'arcade' like facility for the primary purpose of gaming and gaming related revenues.
2.	Punto Sportivo ("PS" or corner) (translated as Sporting Point): A corner is distinguished from an agency insofar as the principal business situated at the location is primarily other than gaming (such as a coffee shop or bakery) with a terminal connected to the ADM network. The primary purpose of the facility is not gaming, and it only sections a small 'corner' for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming.
3.	Punti Virtuali di Recarica ("PVR"; web-based betting shops "shops"; "web cafe" or "websites") (translated as Virtual Reload Points): A web shop is a physical location where a single or multiple computers are connected to the web and directed to our website. Customers can access our website through the computers set up at the web shop and may also make cash deposits that are credited electronically to their online gaming accounts (i.e. virtual account reloading).

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

Information about our Betting Platform Software can be found on Odissea’s website at www.odissea.at which provides general information and the services provided by Odissea as well as contact information.

Multigioco’s client-facing websites

Multigioco websites are tailored for the Italian gaming market. The Company maintains a web-based platform directly under the branded website newgioco.it (the main "channel") serving players and shops respectively. There are some variations in website style because Multigioco offers different services through distinctive marketing campaigns:

-	newgioco.it is mainly devoted to shops (locations), such that marketing for this brand is dedicated to webshop campaigns, branding, and proposals or marketing for prospective operators to become a "Newgioco Shop";
-	originalbet.it, timetobet.it, clubgames.it, mixbet.it, imperialbet.it, quibet.it and lovingbet.it (agent web skins) are dedicated to the end-user (players), by focusing on campaigns and gaming offerings directed at players, such as welcome bonuses, rake back for poker players, etc.

The websites are only published in the Italian language. Multigioco may include additional languages if it is determined that such services are commercially viable and if we agree to pay the related development fees. We do not have any immediate plans to expand our website to include additional languages at present.

The ADM requires that all websites are owned only by the license holder. We own our branded website url www.newgioco.it in accordance with our ADM licensing requirements and either directly operate the websites or alternatively contract the websites to third party agents or promoters operating under the web skin urls www.original bet.it, timetobet.it, clubgames.it, mixbet.it, imperialbet.it, quibet.it (see Note a) and www.lovingbet.it (see Note b).

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

On March 29, 2018, Multigioco employed 10 full time and 5 part time employees at its head office and approximately 20 outside commissioned sales agents that service our remote shops and venues in the field, while Odissea employed 14 full time staff, and Ulisse employed 10 full time staff.

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

Beginning in 1992, some forms of gaming activities were deregulated by government decree under certain conditions to avoid potentially negative social effects associated with the industry. In 2006, beginning with a series of licenses colloquially termed as "Bersani" Licenses which is expected to renew under license tender in 2018, the ADM implemented certain amendments with a view to liberalize the market such as:

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

New milestones were reached by Italian legislation in 2006 which regulated the use of the internet as a direct gaming distribution channel in Italy. The Finance Act 2007, which legalized card games in the form of tournaments with stakes equal only to tournament entry fees, and also the "Comunitaria" decree in February 2011, which regulated cash poker games and online casino games also amended laws introduced in the previous Bersani version of the decree. Licenses issued pursuant to this new decree will expire in 2021 and renew under a new tender notice procedures.

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

Permits, Authorizations and Licenses

Italy maintains a federal legislated policy aimed at enhancing gaming through rigid regulations designed to protect its economic interest and comply with the law as well as to certify operators to protect so-called consumer-gamers. In Italy, there are currently two main categories of licenses (offline and online) in circulation, issued or awarded by the ADM in three series:

-	Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as "Monti" licenses that expired in 2016 and is currently due for renewal;
-	Finance Act decree of 2007 (FA7) series which were awarded by tender in 2006 and are colloquially branded as "Bersani" Licenses that expired in 2016 and is currently due for renewal; and
-	New series GAD (Gioco a Distanza) issued by application process under the Comunitaria decree in 2010 and expire in 2021.

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

Competition

Overall competition in the online gaming industry is moderate with various sectors and operators competing for customers in various geographic markets. These include ‘land based’ online casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet in concert with the plentiful supply of varying games means obstacles to switching venues for the consumer are virtually non-existent which increases competition. Differing regulations worldwide make it harder to expand and the easing of regulations in some markets have led to consolidation by monopoly entities which weakens competition while the opening of new markets allow for more operators to enter the marketplace to balance the competition somewhat.

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

Major Operators

The following sets out a list of various gaming operators with a brief description:

-	GTECH (Lottomatica) is focused on providing software and services in the Internet, lottery and sports betting market.
-	SNAI is an Italian corporation that deals with the management of betting odds and horse racing contests. It was founded in 1990 and is listed on the Milan Stock Exchange and on March 29, 2011 Global Games S.p.A. acquired 51% of SNAI.
-	Sisal is one of the longest running Italian gaming companies offering Internet Betting, lotteries, scratch to win, poker and casino, slots and arcade games.
-	Bwin (GVC Holdings) is one of the largest online gaming company focused primarily on sports betting, as well as Internet casino and poker.

Key Italian Authorities

The following sets out a list of various online gaming industry authorities and their roles in the industry:

-	Agenzia delle Dogane e dei Monopoli (ADM) is responsible for the licensing and authorizations granted to concessionaries, and for the monitoring of the betting activities.
-	Guardia di Finanza’s aim is to police criminal elements by means of a network presence throughout Italy and conducting physical inspections in bars and tobacco shops.
-	Agenzia delle Entrate is a government agency supervised by the Ministry of Economy and Finance which cooperates with ADM, and is engaged in the management, investigation and litigation of taxes. Its objective is to maximize tax collection efficiency and compliance.
-	Sogei is engaged in the ICT (Information, Communication and Technology) sector and is owned and operated by the Ministry of Economy and Finance. The company provides betting control, in order to assure the regulated processing of games, and management of the "Totalizzatore Nazionale" (a computer network that calculates and processes winning/payouts).

Trade Organizations

The following sets out a list within Italy’s gaming industry trade organizations:

-	International Association of Gaming Regulators (IAGR) is a forum in which gaming regulators from around the world can meet, exchange views and information, and discuss policy issues among themselves and with representatives of the international gaming industry; a means of fostering cooperation between gaming regulators in the performance of their official duties; and a central point of contact for inquiries from governments, gaming regulatory agencies and personnel, and representatives of the international gaming industry.
-	European Gaming and Betting Association (EGBA) promotes implementation of a fair, competitive and regulated market for online gaming and gaming operators throughout Europe in line with EU law.
-	Global Betting & Gaming Consultants (GBGC) has developed a wide range of gaming and business services that it can provide to its clients to help them operate successfully in the gaming field.
-	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gaming.

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

We have incurred substantial losses since our inception and may not be able to maintain profitability.

We have incurred losses since inception and further losses are anticipated in the development of our business. Since we are currently in the early stages of our development and strategy, the Company cannot assure that it will be able to maintain a profitable level of operations sufficient to meet our ongoing cash needs and there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, PIPE Financing and or private placement of our securities. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. As of the date of this report, no stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.

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

We currently depend on our agreements with Microgame S.p.A. (“Microgame”) and SNAITECH S.P.A. (“SNAI”) to develop and operate our online gaming platform. Until we complete the integration of our own Odissea BPS to process all our customer transactions, we anticipate that we will continue to rely on Microgame and SNAI and other third parties to develop portions of the platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing platform updates, in addition, our reliance upon a third party developer exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the platform and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with software that we may develop internally. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any platform updates or changes for us until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

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

In addition, the stock markets, including the over-the-counter markets in which our common stock is quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock has been limited and we cannot assure you that a larger market will ever develop or be maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions could reduce our market price. As a result, these factors may make it more difficult or impossible for investors to sell our common stock for a positive return on their investment. In the past, shareholders have instituted securities class action litigation against some companies following periods of market volatility. If we were involved in such securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

On January 20, 2017 Newgioco Group, Inc. was served with a complaint filed on November 11, 2016 against the Company in connection with a Securities Purchase Agreement by and between the Company and Darling Capital, LLC dated February 29, 2016. The matter involves a $750,000 debt plus interest that we have been and remain ready and able to pay. However, the plaintiff has sought a premium on the amount owed which we dispute. The Company considers this lawsuit to not be material or affect the future of the Company in any manner.

On May 15, 2017 the Company and Darling reached a settlement agreement related to these legal proceedings, as a result, the Company will pay an annual interest rate of 22% on the agreed settlement amount of $1,000,000 until paid in full. As of the date of this report, the Company has paid the debt in full.

Item. 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following tables set forth the high and low sale prices for our common stock as reported by the OTCQB Marketplace for the periods covered by this report.

	Bid Prices
2016 Period	Low	High
January 1 - March 31	$ 0.44	$ 0.58
April 1 - June 30	0.15	0.50
July 1 - September 30	0.14	0.35
October 1 - December 31	0.08	0.23

2017 Period	Low	High
January 1 - March 31	$ 0.28	$ 0.53
April 1 - June 30	0.38	0.65
July 1 - September 30	0.18	0.56
October 1 - December 31	0.09	0.35

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

Shareholders

As of December 31, 2017, there were an estimated 400 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Description of Securities

Common Stock

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2017, there were 5,856,410 authorized but unissued shares of our common stock available for future issuance, based on 74,143,590 shares of our common stock outstanding.

Please see the section captioned "Risk Factors" for more information and risks associated with our common stock.

On November 28, 2017, the Board of Directors approved a 2 for 1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Six Million (6,000,000) Common shares are authorized for issue under the 2016 Equity Incentive Plan.

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

During the period covered by this report, the Company acquired approximately 60 additional CED agency locations. Our subsidiaries now own a proprietary BPS, and with approximately 800 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 165 CED agency locations.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

Revenues

Compared to $8,897,963 in gross revenue for year ended December 31, 2016, our gross revenue for year ended December 31, 2017 was $22,865,146. The following table represents a detailed breakdown of revenues from our gaming operations for years ended December 31, 2017 and December 31, 2016:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Turnover
Turnover web-based	$106,785,302	$103,033,957
Turnover land-based	111,734,469	18,917,917
Total Turnover	$218,519,771	$121,951,874

Winnings/Payouts
Winnings web-based	100,860,085	96,728,850
Winnings land-based	94,201,786	16,487,782
Total Winnings/payouts	195,061,871	113,216,632

Gross Gaming Revenues	$23,457,900	$8,735,242

Less: ADM Gaming Taxes	1,761,935	1,592,926

Net Gaming Revenues	$21,695,965	$7,142,316
Add: Commission Revenues	281,285	1,105,389
Add: Service Revenues	887,896	650,258
Total Revenues	$22,865,146	$8,897,963

General and Administrative Expenses

The Company incurred $5,609,054 in general and administrative expenses during the year ended December 31, 2017, compared to $4,512,812 in the year ended December 31, 2016. The increase in general and administrative expenses was a result of an increase in salaries and wages in connection with the July 1, 2016 acquisitions and incurring a full year of salaries expense.

The Company's major general and administrative expenses for the year ended December 31, 2017 compared to 2016 were as follows:

	Dec. 31, 2017	Dec. 31, 2016

Salaries	$2,900,422	$1,156,809
Cash and non-cash professional fees including legal, consulting and audit fees	$600,659	$674,218
Depreciation and amortization expenses	$670,957	$747,688
Management fees	$164,333	$146,007
Stock-based compensation	$—	$675,000

Amortization expense includes the amortization of deferred loan costs of $69,691 and $225,491 for the years ended December 31, 2017 and December 31, 2016, respectively.

Direct Selling Expenses

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the year ended December 31, 2017 our selling expenses were $14,672,099, compared to selling expenses of $5,846,019 for the year ended December 31, 2016. The increase was due to the commissions paid related to the increase in betting turnover.

Interest Expense

The Company had incurred interest expenses, net of interest income, of $482,367 for the year ended December 31, 2017, compared to $727,328 in interest expense, net of interest income, for the year ended December 31, 2016.

Interest expense includes non-cash interest costs of $205,216 for the year ended December 31, 2017, compared to $569,558 in non-cash interest costs for the year ended December 31, 2016.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated an income of $257,231 for the year ended December 31, 2017, compared to $426,369 for the year ended December 31, 2016. The decrease in the fair value of derivative liability is due to a decrease in the price of the Company’s common stock and increased volatility in stock price.

Impairment on investment in non-consolidated entities

The Company recorded impairment of $6,855 and $NIL on the investment in shares of Banca Veneto SCpA (now known as Intesa Sanpaolo Bank) during the year ended December 31, 2017 and 2016, respectively.

Net Income/Loss

For the year ended December 31, 2017, the Company had a net income of $1,354,713, or $0.02 per share (basic and diluted), as compared to a net loss of $1,968,659, or $0.04 per share (basic and diluted), for the year ended December 31, 2016.

This increase in net income during 2017 is primarily due to the increase in revenues generated from the large increase in betting turnover and relative decrease in general and administrative expenses.

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

For the year ended December 31, 2017 the Company recorded an income of $166,304 for foreign currency translation adjustment, compared to an expense of $540,896 for foreign currency translation adjustment for the year ended December 31, 2016.

Liquidity and Capital Resources

Assets

At December 31, 2017, we had a total of $12,224,496 in assets compared to $7,305,503 in assets at December 31, 2016. The increase in 2017 is primarily related to the increase in cash and cash equivalents as well as gaming accounts receivable.

Liabilities

At December 31, 2017, we had $7,226,131 in current liabilities and $895,488 in long term liabilities, compared to current liabilities of $4,290,730 and long term liabilities of $742,189 at December 31, 2016. The increase in current liabilities was a result of an increase in accounts payable and accrued liabilities, taxes payable, gaming accounts balances and debenture liabilities.

Working Capital

The Company had $6,469,858 in cash and cash equivalents at December 31, 2017 compared to $2,230,422 cash and cash equivalents on December 31, 2016. As of December 31, 2017, we have total accumulated deficit of $9,908,793.

We had $7,850,413 in current assets and $7,226,131 in current liabilities, resulting in working capital surplus of $635,455 at December 31, 2017, compared to working capital deficit of $1,402,563 at December 31, 2016.

The Company cannot assure that we will be able to maintain a profitable level of operations sufficient to meet our ongoing cash needs. During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from operations to sustain our growth plans. Our operations most recently have been funded through a combination of the sale of debentures, convertible and promissory notes as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $338,880) for Multigioco and EUR 50,000 (approximately U.S. $56,480) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $3,347,501 for year ended December 31, 2017, compared to $785,880 of net cash provided by operating activities for the same period ended December 31, 2016.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2017 was $225,864 compared to $194,028 of net cash provided by investing activities for the period ended December 31, 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $576,889 compared to $1,222,419 of net cash provided by financing activities for the year ended December 31, 2016.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 6 to 16 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related-Party Transactions

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31, 2017	December 31, 2016
Gold Street Capital Corp.	$41,143	$1
Doriana Gianfelici	58,792	51,819
Other stockholders	447,874	505,729
Total advances from stockholders	$547,809	$557,549

During the year ended December 31, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $41,142 to the Company, net of repayment of $185,703. Also, the Company paid management fees to Gold Street Capital Corp. of $144,000 for the year ended December 31, 2017.

Changes in advances from Doriana Gianfelici were due to the fluctuation in foreign exchange rates.

During the year ended December 31, 2017, the Company paid management fees of $20,333 to Luca Pasquini.

Advances from other stockholders comprise of the dividend accrued to former stockholders of Ulisse for the six month period prior to the acquisition of Ulisse on July 1, 2016, net of the advance of EUR 104,730 (approximately U.S. $118,303) to Luca Pasquini in 2017.

Related-Party Debt

Promissory notes payable to related parties of $318,077 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

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

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10- K for further information.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Events Subsequent to the Balance Sheet Date

See Note 19 "Subsequent Events" of Notes to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWGIOCO GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newgioco Group, Inc.

Toronto, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Newgioco Group Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive income, Stockholders’ Equity (Deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statement"). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit of the financial statement provides a reasonable basis for our opinion.

Other matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Item 1A to the accompanying consolidated financial statements, the Company had a working capital surplus of $635,455 at December 31, 2017, compared to working capital deficit of $1,402,563 at December 31, 2016, as such the Company cannot assure that it will be able to maintain a profitable level of operations sufficient to meet its ongoing cash needs and there exists substantial doubt regarding its ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, PIPE Financing and or private placement of its securities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pitagora Revisione S.r.l.

/s/Roberto Seymandi

Roberto Seymandi

Partner

Turin, Italy

March 29, 2018

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$6,469,858	$2,230,422
Accounts receivable	116,489	16,919
Gaming accounts receivable	1,163,831	535,408
Prepaid expenses	87,692	91,577
Other current assets	12,543	8,705
Total Current Assets	7,850,413	2,883,031

Noncurrent Assets
Restricted cash	587,905	475,916
Property, plant and equipment	280,111	203,660
Intangible assets	3,245,748	3,690,978
Goodwill	260,318	260,318
Investment in non-consolidated entities	1	6,508
Total Noncurrent Assets	4,374,083	4,637,380

Total Assets	$12,224,496	$7,520,411

Current Liabilities
Line of credit - bank	$177,060	$726
Accounts payable and accrued liabilities	1,606,560	1,006,739
Gaming accounts balances	1,274,856	710,562
Taxes payable	1,555,371	525,361
Advances from stockholders	547,809	557,549
Liability in connection with acquisition	142,245	125,375
Debentures, net of discount	1,148,107	616,517
Derivative liability	222,915	211,262
Promissory notes payable – other	100,749	111,285
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	121,208	102,140
Total Current Liabilities	7,214,958	4,285,594

Bank loan payable	362,808	426,610
Other long term liabilities	532,680	315,579

Total Liabilities	8,110,446	5,032,919

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 74,143,590 and 74,018,590 shares issued and outstanding	7,415	7,402
Additional paid- in capital	14,254,582	14,165,361
Accumulated other comprehensive income	(250,327)	(416,631)
Accumulated deficit	(9,897,620)	(11,263,504)
Total Stockholders' Equity	4,114,050	2,492,628

Total Liabilities and Stockholders’ Equity	$12,224,496	$7,520,411

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2017	2016
Revenue	$22,865,146	$8,897,963

Costs and Expenses
Selling expenses	14,672,099	5,846,019
General and administrative expenses	5,597,881	4,512,812
Total Costs and Expenses	20,269,980	10,358,831

Income (Loss) from Operations	2,595,166	(1,460,868)

Other Expenses (Income)
Interest expense, net of interest income	482,367	727,328
Changes in fair value of derivative liabilities	(257,231)	(426,369)
Imputed interest on related party advances	24,365	8,807
Impairment on investment	6,855	—
Total Other Expenses	256,356	309,766

Income (Loss) Before Income Taxes	2,338,810	(1,770,634)
Income tax provision	972,924	198,025
Net Income (Loss)	1,365,886	(1,968,659)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	166,304	(540,896)

Comprehensive Income (Loss)	$1,532,190	$(2,509,555)

Income (loss) per common share - basic	$0.02	$(0.04)
Income (loss) per common share - diluted	$0.02	$(0.04)
Weighted average number of common shares outstanding – basic	74,032,631	56,313,334
Weighted average number of common shares outstanding - diluted	75,344,948	56,313,334

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2015	48,247,350	$2,826	$10,470,888	$124,265	$(9,294,845)	$1,304,334

Shares issued for repayment of debt	4,452,798	446	463,968			464,414
Shares issued for services	179,982	18	61,282			61,300
Shares issued for warrants exercised	29,768	2	14,436			14,438
Stock-based compensation	8,999,100	900	674,100			675,000
Common stock issued for the purchase of subsidiaries	12,102,190	1,210	2,358,953			2,360,163
Imputed interest on stockholder advances			8,503			8,503
Beneficial conversion value of debt			114,031			114,031
Foreign currency translation adjustment				(540,896)		(540,896)
Net income (loss)					(1,968,659)	(1,968,659)
Balance at December 31, 2016	74,011,188	$7,402	$14,165,361	$(416,631)	$(11,263,504)	$2,492,628

Shares issued for services	125,000	13	23,237			23,250
Imputed interest on stockholder advances			26,753			26,753
Beneficial conversion value of debt			39,231			39,231
Foreign currency translation adjustment				166,304		166,304
Net income (loss)					1,365,884	1,365,884

Balance at December 31, 2017	74,143,590	$7,415	$14,254,582	$(250,327)	$(9,897,620)	$4,114,050

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Statement of Cash Flows

	For the year ended December 31,
Cash Flows from Operating Activities	2017	2016
Net income (loss)	$1,365,886	$(1,968,659)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	601,266	522,199
Amortization of deferred costs	100,329	263,046
Non-cash interest	205,216	569,558
Imputed interest on advances from stockholders	24,365	8,807
Changes in fair value of derivative liabilities	(257,231)	(426,369)
Impairment of assets	6,855	—
Stock issued for services	23,250	297,319
Stock compensation	—	675,000
Bad debt expense	135,953	69,268
Changes in Operating Assets and Liabilities
Prepaid expenses	(85,301)	(164,518)
Accounts payable and accrued liabilities	482,904	168,321
Accounts receivable	(91,603)	348,324
Gaming accounts receivable	(654,287)	(444,619)
Gaming accounts liabilities	435,771	470,709
Taxes payable	903,187	111,497
Other current assets	(2,304)	17,837
Other current liabilities	—	6,251
Customer deposits	138,359	234,122
Long term liability	26,059	27,787
Net Cash Provided by Operating Activities	3,358,674	785,880

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(180,722)	(145,918)
Cash acquired on acquisition	—	803,482
Cash paid for acquisition	—	(200,313)
Increase in restricted cash	(45,142)	(263,223)
Net Cash Provided by (Used in) Investing Activities	(225,864)	194,028

Cash Flows from Financing Activities
Proceeds from (repayment of) bank credit line, net	165,925	(315,526)
Proceeds from (repayment of) bank loan	(109,104)	553,350
Proceeds from promissory notes, net of repayment	—	75,403
Proceeds from debentures and convertible notes, net of repayment	591,202	614,900
Advances from stockholders, net of repayment	(77,398)	294,292
Net Cash Provided by Financing Activities	570,625	1,222,419

Effect of change in exchange rate	536,001	(129,268)

Net increase (decrease) in cash	4,239,436	2,073,059
Cash – beginning of year	2,230,422	157,363
Cash – end of year	$6,469,858	$2,230,422

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$277,271	$158,586
Income tax	$60,598	$23,358
Supplemental cash flow disclosure for non-cash activities
Common shares issues to related parties for repayment of debt	—	$428,414
Common shares issued for the acquisition of assets	—	$2,360,163
Common shares issued for cashless exercise of warrants	—	$14,438

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Nature of Business

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

d) Loss Contingencies

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

e) Business Combinations

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

f) Long-Lived Assets

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

g) Derivative Financial Instruments

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

h) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for year ended December 31, 2016 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for year ended December 31, 2016.

i) Currency translation

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

j) Revenue Recognition

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

k) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of December 31, 2017 and December 31, 2016.

The Company primarily places its cash with high-credit quality financial institutions, one of which is located in the United States and is insured by the Federal Deposit Insurance Corporation for up to $250,000 and another which is located in Italy and is insured by the Italian government.

l) Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The company recorded bad debt expense of $135,953 and $69,269 for the years ended December 31, 2017 and December 31, 2016, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

m) Gaming account balances

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

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2015	$28,375
Issued during the year ended December 31, 2016	609,256
Exercised during the year ended December 31, 2016	—
Change in fair value recognized in operations	(426,369)
Balance at December 31, 2016	211,262
Issued during the year ended December 31, 2017	268,884
Change in fair value recognized in operations	(257,231)
Balance at December 31, 2017	$222,915

o) Property, plant and equipment

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

All lease agreements of the Company as lessees are accounted for as operating leases as of December 31, 2017 and 2016.

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

In Italy, tax years beginning 2012 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for 5 years and 10 years for inspection of serious infractions. The Company is not currently under examination and it has not been notified of a pending examination.

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

s) Investment in Non-consolidated Entities

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

The Company's investment in 2336414 Ontario Inc. and Intesa Sanpaolo Bank were accounted for using the cost method of accounting. The Company monitors its investment for impairment at least annually and make appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

t) Recent Accounting Pronouncements

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

3. Acquisition of offline and land-based gaming assets

Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Odissea SPA”), which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 8,772,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 11.83% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the Betting Operating System by the ADM, which was obtained on June 30, 2017, the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 4,386,100 shares) at a fixed price of U.S. $0.50 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Ulisse Gmbh (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Ulisse SPA”), which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates an existing network of approximately 170 land-based Agency locations. Pursuant to the agreement, the Company issued 3,331,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse. As a result of this acquisition, the sellers now hold approximately 4.49% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Ulisse SPA, subject to a purchase price adjustment to equal two times earnings before income taxes calculated on a pro rata basis from the Closing Date upon completion of the ADM license tender auction and the Rights obtained by the Company are assigned to the Ulisse locations the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 1,665,600) at a fixed price of U.S. $0.50 per share (the “Ulisse Put Option”). As of the date of this report, the Ulisse Put Option has been extended indefinitely by mutual consent.

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

The Company has estimated the fair value of assets acquired and liabilities assumed in connection with acquisitions and is currently undergoing a formal valuation and upon completion of the third-party valuation will adjust these estimates accordingly.

4. Intangible Assets

Intangible assets consist of the following:

	December 31, 2017	December 31, 2016	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Licenses	967,328	953,024	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	4,673,626	4,659,322
Accumulated amortization	(1,427,878)	(968,344)
Balance	$3,245,748	$3,690,978

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $445,233 and $458,087 for the years ended December 31, 2017 and December 31, 2016, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a GAD online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

5. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A.(“Intesa Sanpaolo Bank”) as collateral against our operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations.

6. Long Term Debt

Long term debt represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Severance liability related to employees in Italy was $131,904 and $91,865 at December 31, 2017 and 2016, respectively.

Customer deposit balance related to Ulisse operations was $400,775 and $223,714 at December 31, 2017 and 2016, respectively.

7. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $338,880) for Multigioco and EUR 50,000 (approximately U.S. $56,480) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

8. Liability in Connection with Acquisition

Liability in connection with acquisition represent non-interest bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and VP of Regulatory Affairs, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

9. Related Party Transactions and Balances

Advances from stockholders represent non-interest bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31, 2017	December 31, 2016
Gold Street Capital Corp.	$41,143	$1
Doriana Gianfelici	58,792	51,819
Other stockholders	447,874	505,729
Total advances from stockholders	$547,809	$557,549

During the year ended December 31, 2017, Gold Street, the major stockholder of Newgioco Group, advanced $41,142 to the Company, net of repayment of $185,703. Also, the Company paid management fees to Gold Street Capital Corp. of $144,000 for the year ended December 31, 2017.

Changes in advances from Doriana Gianfelici were due to the fluctuation in foreign exchange rates.

During the year ended December 31, 2017, the Company paid management fees of $20,333 to Luca Pasquini.

Advances from other stockholders comprise of the dividend accrued to former stockholders of Ulisse for the six month period prior to the acquisition of Ulisse on July 1, 2016, net of the advance of EUR 104,730 (approximately U.S. $118,303) to Luca Pasquini in 2017.

The amounts due to the stockholders at December 31, 2017 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,077 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

-	a Promissory Note for $186,233 issued on December 15, 2015 that bears interest at a rate of 1% per month due in full on the Maturity Date of December 15, 2016. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

-	a Promissory Note for $90,750 issued on January 13, 2016 that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017 that was subsequently amended to add $41,095 in additional funds received from Braydon Capital Corp. for a total of $131,845. The Company and Braydon Capital have agreed to extend the Maturity Date indefinitely by mutual consent.

10. Investment in Non-consolidated Entities

Investments in non-consolidated entities consists of the following:

	December 31,	December 31,
	2017	2016

2336414 Ontario Inc	$875,459	$875,459
Intesa Sanpaolo Bank	1	6,729
	875,459	882,188

Less impairment	(875,459)	(875,459)
Total investment in non-consolidated entities	$1	$6,729

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

On December 31, 2017 and 2016, the Company held $1 and $6,729 in shares of Intesa Sanpaolo Bank S.p.A. Intesa Sanpaolo Bank is a private mutual enterprise organized under Italian banking laws. The Company recorded impairment of $6,855 and $0 on the investment during the year ended December 31, 2017 and 2016, respectively.

We carry the value of the shares of Intesa Sanpaolo Bank S.p.A and 2336414 Ontario Inc. at cost less impairment. The Company accounts for investment in non-consolidated entities using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee. The shares of Intesa Sanpaolo Bank and 2336414 Ontario Inc. do not have an active market.

11. Stockholders’ Equity

On November 28, 2017, the Company effected a two-for-one forward stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 20, 2017. All share and earnings per share information have been retroactively adjusted to reflect the stock split.

On June 15, 2017, the Company issued a total of 160,000 Restricted Stock Units to the independent Directors of the company, 40,000 units each. These Restricted stock units are vested at 25% per year after each completed year served on the Board of Directors.

On October 3, 2017, the Company issued 50,000 shares of common stock to World Wide Financial Marketing for the investor and public relations services equal to $12,750. These shares were valued at market price on issuance date of $0.26 per share and recorded as an expense.

On December 22, 2017, the Company issued 75,000 shares of common stock to World Wide Financial Marketing for the investor and public relations services equal to $10,500. These shares were valued at market price on issuance date of $0.14 per share and recorded as an expense.

On March 8, 2016, the Company entered into a non-exclusive advisory agreement with Newbridge Securities Corp. (“Newbridge”). As consideration for these services, the Company agreed to pay Newbridge advisory fees of $15,000 and issue 100,000 restricted shares of common stock upon signing the agreement and 100,000 restricted shares of common stock upon the presentation of a Term Sheet. The Company paid a fee of $15,000, and on March 8, 2016 issued 100,000 shares of common stock which were valued at the market price of $0.475 per share and amortized over the service period of two months.

On March 14, 2016, the Company entered into a Mutual Release Agreement with Typenex Co-Investment, LLC to extinguish future “true-up” provisions contained within the Convertible Note dated June 18, 2015 and the Transfer Agent Reserve shares related to the Note. Pursuant to the agreement, the Company issued 29,770 shares of common stock to Typenex Co-Investment, LLC. Those shares were valued at market price on issuance date of $0.48 per share and recorded as an expense.

On June 6, 2016, the Company issued an aggregate of 80,000 shares of the Company’s common stock to two consultants for services provided to the Company.

On November 15, 2016, the Company issued an aggregate of 9,000,000 shares of common stock as a performance based restricted stock award contingent on the closing of the July 1, 2016 acquisitions. The Company granted 3,000,000 shares each to Beniamino Gianfelici, a director of the Company, Alessandro Marcelli, a director of the Company, and Gold Street Capital, a related party. The restricted stock award was granted in lieu of a formalized equity incentive plan.

Also on November 15, 2016, the Company issued an aggregate of 4,050,200 shares of common stock dated at 100% of the market price of $0.08 per share as follows:

-	3,570,200 shares issued to Gold Street Capital Corp. for the payment of debt equal to $267,756;
-	400,000 issued to Julia Lesnykh for the payment of debt equal to $30,000;
-	80,000 issued to Andrei Sheptikita for the payment of debt equal to $6,000

On December 31, 2016, 112,000 shares of the Company's common stock were issued to Gold Street Capital Corp. at 100% of the market price of $0.21 per share for the payment of debt equal to $22,433.

See Note 9 for additional common share transactions in repayment of debt.

12. Debentures and Convertible Notes

Debentures and convertible notes outstanding include the following:

	December 31, 2017	December 31, 2016
February 29, 2016 Convertible Note, net of discount of $0 and $85,898	$600,000	$514,102
April 4, 2016 Convertible Note, net of discount of $0 and $34,187	150,000	115,812
January 24, 2017 Debenture, net of discount of $7,446	136,032	—
March 27, 2017 Convertible Debenture, net of discount of $50,994	68,571	—
June 5, 2017 Convertible Debenture, net of discount of $72,541	47,024	—
June 9, 2017 Convertible Debenture, net of discount of $36,940	22,842	—
November 6, 2017 - December 11, 2017 Convertible Debentures, net of discounts of $55,063	148,198	—
	1,172,667	629,914
Less: unamortized debt issuance costs	(24,560)	(13,397)
	$1,148,107	$616,517

February 29, 2016 and April 4, 2016 Convertible Notes

On February 29, 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds of $150,000, less legal expenses of $15,000. Also, the company paid $75,000 in commissions for these notes. As part of the purchase agreement, the Company also issued a warrant to purchase 326,088 shares of Company’s common stock at $0.575 per share. These notes bear an interest rate of 12% per annum and were due in one year. The company continued to accrue interest at 22% past the due date. The notes were guaranteed by Confidi Union Impresa, an unrelated party.

The Company repaid a total of $125,000 in the year ended December 31, 2017. These payments were applied to the interest accrued at the date of the payments with the remainder applied towards the accrued penalty.

Accounts payable and accrued liabilities included a penalty and accrued interest on this Note of $242,207 and $56,441 at December 31, 2017 and December 31, 2016, respectively. See also Note 19 Subsequent Events.

January 24, 2017 Debenture

On January 24, 2017, the Company received gross proceeds from the initial private placement of CDN $180,000 (approximately U.S. $138,816) with a group of accredited investors. The Company incurred a total of CDN $14,400 (approximately U.S. $11,105) in finder’s fees to facilitate this transaction for net proceeds of CDN $165,600 (approximately U.S. $127,711). The debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the Company also issued a warrant to purchase 36,000 of the Company’s common stock at $0.50 per share up to January 24, 2019.

March 27, 2017 Convertible Debenture

On March 27, 2017, the Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $115,680) with a group of accredited investors. The Company incurred a total of CDN $5,000 (approximately U.S. $3,856) in finder’s fees to facilitate this transaction for net proceeds of CDN $145,000 (approximately U.S. $111,824). The convertible debenture bears an interest rate of 10% per annum and is due in two years. The debenture is convertible to shares of common stock of the Company at a price of $0.75 per share at any time up to March 27, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 30,000 of the Company’s common stock at $0.50 per share up to March 27, 2019.

June 2017 Convertible Debentures

On June 5, 2017, the Company received gross proceeds from the initial private placement of CDN $150,000 (approximately U.S. $115,680) with a group of accredited investors. The Company incurred a total of CDN $7,500 (approximately U.S. $5,784) in finder’s fees to facilitate this transaction for net proceeds of CDN $142,500 (approximately U.S. $109,896). The Debenture is convertible to shares of common stock of the Company at a price of $0.75 per share at any time up to June 5, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 30,000 of the Company’s common stock at $0.50 from November 5, 2017 to June 5, 2019.

On June 9, 2017, The Company received additional gross proceeds of CDN $75,000 (approximately U.S. $57,840) in connection with the June 5, 2017 Securities Purchase Agreement. The Company incurred a total of CDN $3,750 (approximately U.S. $2,892) in finder’s fees to facilitate this transaction for net proceeds of CDN $71,250 (approximately U.S. $54,948). The debenture is convertible to shares of common stock of the Company at a price of $0.75 per share at any time up to June 5, 2019. As part of the purchase agreement, the Company also issued a warrant to purchase 15,000 of the Company’s common stock at $0.50 from November 9, 2017 to June 9, 2019.

November and December 2017 Convertible Debentures

Between November and December 2017 the Company has received additional gross proceeds of CDN $255,000 (approximately U.S. $196,656) in multiple tranches in connection with the June 5, 2017 Securities purchase Agreement. The Company incurred a total of CDN $12,750 (approximately U.S. $9,833) in finder’s fees to facilitate this transaction for net proceeds of CDN $242,250 (approximately U.S. $186,823). The debentures are convertible to shares of common stock of the Company at a price of $0.75 per share for a period of two years from the issue date. As part of the purchase agreement, the Company also issued a number of warrants to purchase an aggregate of 51,000 shares of the Company’s common stock at $0.50 which can be exercised from April and May 2018 until a day that is two years from the issue date. The issuance dates for these convertible debentures with corresponding gross proceeds in Canadian dollars are as follows:

November 6, 2017	$90,000
November 14, 2017	50,000
November 15, 2017	20,000
November 22, 2017	30,000
December 5, 2017	40,000
December 11, 2017	25,000
$255,000

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

As of the date of this filing, the final payment of CDN $150,000 (approximately U.S. $115,680) was due on February 28, 2015 plus accrued interest. The Company and 2336414 have agreed to extend the due date indefinitely by mutual consent. Interest expense of $13,844 and $13,590 was recorded for the year ended December 31, 2017 and 2016, respectively.

14. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $564,800) from Intesa Sanpaolo Bank in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $11,025) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

The company repaid EUR 96,586 (approximately U.S. $109,104) during the year ended December 31, 2017.

15. Warrants

On February 29, 2016, as per a Securities Purchase Agreement, the Company issued a warrant to purchase 260,870 shares of the Company’s common stock at $0.575 per share which may be exercised by the warrant holder between August 28, 2016 and February 28, 2019 (See Note 12). The warrant was issued in connection with the February 29, 2016 convertible Promissory Note. The fair value of the warrants of $106,583 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 125,218 shares of the Company’s common stock at $0.575 per share which may be exercised by the warrant holder until April 4, 2019 (See Note 12). The warrant was issued in connection with the April 4, 2016 Convertible Promissory Note. The fair value of the warrants of $27,901 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt discount, which has been amortized as interest expense over the life of the debt.

On April 4, 2016, the Company issued a warrant to purchase 124,440 shares of the Company’s common stock at $0.575 per share which may be exercised by the warrant holder until April 4, 2019. The warrant was issued to the placement agent in relation to securing the February 29, 2016 and April 4, 2016 convertible Promissory Notes (See Note 12). The fair value of the warrants of $53,236 was calculated using the Black-Scholes model on the date of issuance, and was recorded as a debt issuance cost, which has been amortized over the life of the debt.

On January 24, 2017, the Company issued a warrant to purchase 36,000 of the Company’s common stock at $0.50 per share which may be exercised by the warrant holder from June 24, 2017 until January 24, 2019. The warrant was issued in connection with the January 24, 2017 Debenture (See Note 12). The fair value of the warrants of $13,973 was calculated using the Black-Scholes model on the date of issuance and was recorded as a debt issuance cost, which has been amortized as interest expense over the life of the debt.

On March 27, 2017, the Company issued a warrant to purchase 30,000 of the Company’s common stock at $0.50 per share which may be exercised by the warrant holder from August 27, 2017 until March 27, 2019. The warrant was issued in connection with the March 27, 2017 Convertible Debenture (See Note 12). The fair value of the warrant of $11,923 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

On June 5, 2017, the Company issued a warrant to purchase 30,000 of the Company’s common stock at $0.50 per share which may be exercised by the holder from November 5, 2017 to June 5, 2019. The warrant was issued in connection with the June 5, 2017 Convertible Debenture (see Note 12). The fair value of the warrant of $14,826 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

On June 9, 2017, the Company issued a warrant to purchase 15,000 of the Company’s common stock at $0.50 per share which may be exercised from November 9, 2017 to June 9, 2019. The warrant was issued in connection with the June 9, 2017 Convertible Debenture (see Note 12). The fair value of the warrant of $7,489 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

Between November and December 2017, the Company issued a number of warrants to purchase an aggregate of 51,000 shares of the Company’s common stock at $0.50 per share which may be exercised from April and May 2018 until a date that is two years from the issue date. The warrants was issued in connection with the November and December Convertible Debentures (see Note 12). The fair value of the warrants of $8,136 was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Warrant	Fair Value At issuance
February 29, 2016	$106,583
April 4, 2016	$53,236
April 4, 2016	$27,901
January 24, 2017	$13,973
March 27, 2017	$11,923
June 5, 2017	$14,826
June 9, 2017	$7,489
November 6, 2017	$3,131
November 14, 2017	$1,640
November 15, 2017	$676
November 22, 2017	$948
December 5, 2017	$994
December 11, 2017	$747

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term	Dividend Yield	Interest Rate	Forfeiture Risk
February 29, 2016	$ 0.575	$ 0.45	200%	3 yrs	0%	0.91%	0%
April 4, 2016	$ 0.575	$ 0.475	195%	3 yrs	0%	0.91%	0%
April 4, 2016	$ 0.575	$ 0.475	195%	3 yrs	0%	0.91%	0%
January 24, 2017	$ 0.50	$ 0.39	404%	2 yrs	0%	0.91%	0%
March 27, 2017	$ 0.50	$ 0.40	390%	2 yrs	0%	0.91%	0%
June 5, 2017	$ 0.50	$ 0.495	445%	2 yrs	0%	0.91%	0%
June 9, 2017	$ 0.50	$ 0.495	445%	2 yrs	0%	0.91%	0%
November 6, 2017	$ 0.50	$ 0.35	410%	2 yrs	0%	0.91%	0%
November 14, 2017	$ 0.50	$ 0.33	413%	2 yrs	0%	0.91%	0%
November 15, 2017	$ 0.50	$ 0.34	409%	2 yrs	0%	0.91%	0%
November 22, 2017	$ 0.50	$ 0.318	414%	2 yrs	0%	0.91%	0%
December 5, 2017	$ 0.50	$ 0.25	422%	2 yrs	0%	0.91%	0%
December 11, 2017	$ 0.50	$ 0.30	433%	2 yrs	0%	0.91%	0%

A summary of warrant transactions during the year ended December 31, 2017 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	467,928	$ 0.58	2.13
Issued	162,000	$ 0.50	2.00
Exercised	—	—	—
Expired	(17,400)	—	—
Outstanding at December 31, 2017	612,528	$ 0.54	1.37
Exercisable at December 31, 2017	561,528	$ 0.56	1.21

The following assumptions were used to calculate the fair value of warrants at December 31, 2017:

Exercises price	$0.50 - $0.575
Common stock price per share	$0.26
Volatility	459%
Weighted average life	1.37 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

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

The Convertible Debenture issued March 27, 2017 and accrued interest are convertible into common shares at a fixed price of $0.75 prior to March 27, 2019. The gross proceeds from the sale of the debenture were recorded net of $70,617 related to the conversion feature and $11,923 was allocated to the warrants issued.

The Convertible Debenture issued June 5, 2017, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to June 5, 2019. The gross proceeds from the sale of the debenture were recorded net of $86,815 related to the conversion feature and $14,826 was allocated to the warrants issued.

The Convertible Debenture issued June 9, 2017, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to June 9, 2019. The gross proceeds from the sale of the debenture were recorded net of $43,874 related to the conversion feature and $7,489 was allocated to the warrants issued.

The Convertible Debentures issued in November and December 2017, and accrued interest are convertible into common shares at a fixed price of $0.75 for a period of two years from the issue date. The gross proceeds from the sale of the debentures were recorded net of $50,461 related to the conversion feature and $8,136 was allocated to the warrants issued.

The Company accounted for the convertible debentures in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

17. Revenues

The following table sets forth the breakdown of net gaming revenues:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Turnover
Turnover web-based	$106,785,302	$103,033,957
Turnover land-based	111,734,469	18,917,917
Total Turnover	$218,519,771	$121,951,874

Winnings/Payouts
Winnings web-based	100,860,085	96,728,850
Winnings land-based	94,201,786	16,487,782
Total Winnings/payouts	195,061,871	113,216,632

Gross Gaming Revenues	$23,457,900	$8,735,242

Less: ADM Gaming Taxes	1,761,935	1,592,926

Net Gaming Revenues	$21,695,965	$7,142,316
Add: Commission Revenues	281,285	1,105,389
Add: Service Revenues	887,896	650,258
Total Revenues	$22,865,146	$8,897,963

Turnover represents the total bets processed for the period.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2017 and December 31, 2016.

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

The Company's Canadian subsidiary is governed by the income tax laws of Canada and the Province of Ontario. The combined Federal and Provincial corporate tax rate in Canada is 26.5% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	December 31, 2017	December 31, 2016
U.S. Statutory rate	$818,584	$(623,595)
Tax rate difference between Italy, Austria, Canada and U.S.	(428,353)	(49,618)
Change in Valuation Allowance	558,187	847,449
Permanent difference	24,506	23,789
Effective tax rate	$972,924	$198,025

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $12 million as of December 31, 2017 in the U.S. This NOL may be offset against future taxable income through the year 2037. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

Under Canadian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely.

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	December 31, 2017	December 31, 2016
Current	$972,924	$198,025
Deferred	—	—
Total	$972,924	$198,025

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31, 2017	December 31, 2016
Net loss carryforward - Foreign	$2,732	$11,874
Net loss carryforward - US	4,540,465	3,949,432
	4,543,197	3,961,306
Less valuation allowance	(4,543,197)	(3,961,306)
Deferred tax assets	$—	$—

19. Subsequent Events

a.	On February 26, 2018, the Company closed a Securities Purchase Agreement with a group of accredited investors to raise up to CDN $1,800,000 (approximately U.S. $1,419,334). The Company received gross proceeds from the initial private placement of CDN $670,000 (approximately U.S. $528,308). The Company incurred a total of CDN $33,500 (approximately U.S. $26,415) in finder’s fees to facilitate this transaction for net proceeds of CDN $636,500 (approximately U.S. $501,892) as well as 5% of the gross amount in broker warrants with terms identical to the debenture’s warrants. This convertible debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the debenture is convertible at the lesser price of $0.50 or the proposed IPO price at any time up to February 26, 2020. The Company also issued a warrant to purchase 167,500 of the Company’s common stock at the lesser of $0.625 per share or 125% of the IPO price per warrant up to February 26, 2020 and issued 160 restricted shares of common stock per each debenture unit. As a result the Company issued 111,000 restricted common shares in connection with the gross proceeds received by the Company on closing.

b.	The Company has paid the amount subject to legal proceedings to Darling Capital, LLC in full.

c.	On January 15, 2018, the Company retained Echelon Wealth Partners Inc. (“Echelon”) to act as our financial advisor and to provide capital markets and strategic advice related to the proposed listing common shares on the Canadian Securities Exchange via an initial public offering and completing a concurrent or associated financing between CDN $3,000,000 (approximately U.S. $2,413,710) and CDN $5,000,000 (approximately U.S. $4,022,850). The Company incurred an initial fee of CDN $30,000 (approximately U.S. 24,137).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Our current directors and executive officers, their ages, positions held, and duration as such, as of the date of this report is as follows:

Name	Age	Position	Date First Elected
Michele Ciavarella	55	Chairman CEO Principal Financial Officer	June 6, 2011
Alessandro Marcelli	43	Director President	February 23, 2015
Luca Pasquini	51	Director Chief Technology Officer	August 8, 2016
Beniamino Gianfelici	71	VP Regulatory Affairs	August 7, 2015
Franco Salvagni	41	VP Land Based Operations	August 8, 2016
Gabriele Peroni	53	Director	August 8, 2016
Quirino Mancini	56	Independent Director	August 8, 2016
Stefano Giorgi	53	Independent Director	May 1, 2017
Robert Stabile	43	Independent Director	May 1, 2017

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

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Since 2007, Mr. Marcelli has been the COO and Managing Director of Multigioco and has been instrumental in its growth, expanding the Newgioco/Multigioco brand to approximately EUR 190 Million in gross annual gaming turnover during his tenure.

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

Mr. Giorgi has been a member of our board of directors since May 1, 2017. Mr. Giorgi, is a graduate of Communications Sciences from Viterbo, Italy and brings over 25 years of IT business experience holding various specialty competencies including Cloud based and BigData software architecture, customer development strategies with an in-depth knowledge of B2B responsibilities and Marketing Policy Definition. He has also served as a regional sales director for a wide range of clients from large corporate entities (TIM; Lottomatica) to government agencies (Autostrade, Poste Italia). Stefano is currently the CEO of an innovative Italian IT solutions development company, compiling vocational training and skills development programs based on .net and java technology.

Mr. Giorgi's significant background in the IT solutions, B2B business management and marketing in Italy, and his multiple language skills will enable him to provide our board of directors with additional insight into customer development strategies and online marketing techniques.

Mr. Stabile has been a member of our board of directors since May 1, 2017. Mr. Stabile, is a Chartered Financial Analyst, and currently the CFO of Beanfield Technologies Inc., a leading independent telecommunications company based in Toronto. Robert brings extensive and diversified financial analysis and modelling experience with him. Robert was recently a Portfolio Manager of Mutual Funds and Private Client Accounts at LDIC Inc.. Prior to managing money, Robert was advising institutional investors as an Equity Research Analyst with CIBC World Markets, and then as an Equity Salesman and Partner at Paradigm Capital, a Canadian Investment Banking Firm. Robert holds an Honours Business degree from Wilfrid Laurier University.

As a Chartered Financial Analyst, Mr. Stabile brings to our board of directors an extensive background in private investment in diversified industries, as well as financial expertise, and provides advice and leadership with respect to our financial health and the will strong team asset in the execution of our growth strategies.

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

Identification of Audit Committee

Although we are not legally required to have an audit committee, the Company maintains an Audit Committee with the primary purpose to: (i) assist the Board of Directors in discharging its responsibilities to oversee the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditors qualifications and independence, and the performance of the Company’s internal audit function and independent auditors; (ii) have direct responsibility for the appointment, compensation, retention and oversight of the work of any independent auditors employed by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services; and (iii) produce an audit committee report for inclusion in the Company’s proxy statement. The Committee’s responsibilities shall include the following:

1.	Pre-approval of auditor services.
2.	Oversight of independent auditing services.
3.	Review of financial statements.
4.	Establish and maintain internal controls.
5.	Establish and maintain management conduct policies.
6.	Other duties

Our audit committee is comprised of two independent directors, Robert Stabile and Quirino Mancini.

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

Item 11. Executive Compensation

The following table sets out compensation and awards paid to our officers and directors during the past two years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Michele Ciavarella, CEO, CFO, Chairman	2017	144,000							144,000
	2016	120,000		*225,000					*345,000
Alessandro Marcelli, President, Director, COO	2017	58,094							58,094
	2016	42,900		**225,000					**267,900
Luca Pasquini Director, CTO	2017	75,209							75,209
	2016	33,000							33,000
Beniamino Gianfelici, VP	2017	23,631							23,631
	2016			225,000					225,000
Franco Salvagni, VP	2017	44,192							44,192
	2016	33,000							33,000
Gabriele Peroni, Director	2017	90,613							90,613
	2016	33,000							33,000
Quirino Mancini, Independent Direcotr	2017
	2016
Stefano Giorgi, Independent Director	2017
	2016
Robert Stabile, Independent Director	2017

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

Compensation of Directors

On August 8, 2016, the Company adopted an Equity Incentive Plan and approved the reservation of 6,000,000 shares of the Company’s common stock for issuance upon the exercise of options granted thereunder. No payments have been made to our directors for their services as directors that have not been previously reported by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The tables below set forth, as of March 29, 2018, the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is Suite 701, 130 Adelaide St. W., Toronto, Ontario M5H 2K4, Canada.

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class
Common	Gold Street Capital Corp. 155 Mary Street, Zephyr House Georgetown, Grand Cayman	35,884,240	48.3
Common	Alessandro Marcelli, Director, President Roma, Via Tuscolana, 72	5,000,000	6.7
Common	Gabriele Peroni, Director Via Piemonte 27, Sant’Egidio alla Vibrata Teramo, Italia 64016	5,035,800	6.8
Common	Luca Pasquini, Director, CTO Amraserstrasse 79, Innsbruck, Tirol, Austria 6020	5,077,822	6.8
Common	Mississaugas of the New Credit First Nation 2789 Mississauga Road RR#6 Hagersville, Ontario	5,338,000	7.2

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount	Percent of Class
Common	Michele Ciavarella Chairman, CEO, CFO 671 Westburne Dr. Concord, Ontario, L4K 4Z1	0	0
Common	Alessandro Marcelli, Director, President Roma, Via Tuscolana, 72	5,000,000	6.7
Common	Gabriele Peroni, Director Via Piemonte 27, Sant’Egidio alla Vibrata Teramo, Italia 64016	5,035,800	6.8
Common	Luca Pasquini, Director, CTO Amraserstrasse 79, Innsbruck, Tirol, Austria 6020	5,077,822	6.8
Common	Beniamino Gianfelici, VP Legal Affairs Roma, Via Mario Chiri 3	3,000,000	4.0
Common	Franco Salvagni, VP Land Based Operations	649,600	0.9
Common	Quirino Mancini, Independent Director	200,000	0.3
Common	Stefano Giorgi, Independent Director	-	-
Common	Robert Stabile, Independent Director	-	-

The above tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 74,254,746 shares of common stock outstanding as of March 29, 2018.

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

See Note 8 of Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding liabilities in connection with acquisition.

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

In applying this definition, our board of directors has determined that Quirino Mancini, Stefano Giorgi, and Robert Stabile qualify as an "independent directors" pursuant to Rule 5605 of the NASDAQ stock market.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $80,443 and $47,307 to Pitagora Revisione Srl. in connection to audits for the years ended December 31, 2017 and December 31, 2016.

AUDIT RELATED FEES

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2016 and 2015.

TAX FEES

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid $5,150 for 2017 and $3,150 for 2016 to Paritz and Co. PA.

ALL OTHER FEES

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2017 and 2016.

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

Date: March 29, 2018	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Office, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Michele Ciavarella Michele Ciavarella	Chairman CEO Principal Financial Officer	March 29, 2018

By: /s/ Alessandro Marcelli Alessandro Marcelli	Director President	March 29, 2018

By: /s/ Luca Pasquini Luca Pasquini	Director Chief Technology Officer	March 29, 2018

By: /s/ Quirino Mancini Quirino Mancini	Independent Director	March 29, 2018

By: /s/ Stefano Giorgi Stefano Giorgi	Independent Director	March 29, 2018

By: /s/ Robert Stabile Robert Stabile	Independent Director	March 29, 2018