Form 10-Q
period 2018-03-31
Newgioco Group, Inc.
filed 2018-05-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

There were 74,254,590 shares of Common Stock outstanding as of May 14, 2018.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$7,190,209	$6,469,858
Accounts receivable	53,302	116,489
Gaming accounts receivable	855,195	1,163,831
Prepaid expenses	173,836	87,692
Loan receivable – related party	48,089	—
Other current assets	21,466	12,543
Total Current Assets	8,342,097	7,850,413

Noncurrent Assets
Restricted cash	602,936	587,905
Property, plant and equipment	429,334	280,111
Intangible assets	3,135,754	3,245,748
Goodwill	260,318	260,318
Investment in non-consolidated entities	350,000	1
Total Noncurrent Assets	4,778,342	4,374,083

Total Assets	$13,120,439	$12,224,496

Current Liabilities
Line of credit - bank	$—	$177,060
Accounts payable and accrued liabilities	1,566,985	1,606,560
Gaming accounts balances	2,064,851	1,274,856
Taxes payable	1,741,991	1,555,371
Advances from stockholders	1,076	547,809
Liability in connection with acquisition	145,897	142,245
Debentures, net of discount	598,511	1,148,107
Derivative liability	637,752	222,915
Promissory notes payable – other	—	100,749
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	125,723	121,208
Total Current Liabilities	7,200,864	7,214,958

Bank loan payable	340,160	362,808
Other long-term liabilities	613,438	532,680

Total Liabilities	8,154,462	8,110,446

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 74,254,590 and 74,143,590 shares issued and outstanding *	7,426	7,415
Additional paid-in capital	14,402,339	14,254,582
Accumulated other comprehensive income	(314,845)	(250,327)
Accumulated deficit	(9,128,943)	(9,897,620)
Total Stockholders' Equity	4,965,977	4,114,050

Total Liabilities and Stockholders’ Equity	$13,120,439	$12,224,496

* The number of shares of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months ended March 31,
	2018	2017
Revenue	$8,593,867	$3,875,201

Costs and Expenses
Selling expenses	6,077,357	3,436,951
General and administrative expenses	2,059,453	1,197,571
Total Costs and Expenses	8,136,810	4,634,522

Income (Loss) from Operations	457,057	(759,321)

Other Expenses (Income)
Interest expense, net of interest income	212,239	166,847
Changes in fair value of derivative liabilities	(254,289)	(144,626)
Imputed interest on related party advances	1,514	6,996
Gain on litigation settlement	(516,120)	—
Impairment on investment	—	6,468
Total Other Expenses (Income)	(556,656)	35,685

Income (Loss) Before Income Taxes	1,013,713	(795,006)
Income tax provision	245,036	47,110
Net Income (Loss)	768,677	(842,116)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(64,518)	(70,203)

Comprehensive Income (Loss)	$704,159	$(912,319)

Income (loss) per common share – basic *	$0.01	$(0.01)
Income (loss) per common share – diluted *	$0.01	$(0.01)
Weighted average number of common shares outstanding – basic *	74,186,583	74,018,590
Weighted average number of common shares outstanding – diluted *	76,096,053	74,018,590

* The number of shares of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$768,677	$(842,116)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	158,357	136,499
Amortization of deferred costs	13,558	55,777
Non-cash interest	87,150	121,801
Imputed interest on advances from stockholders	1,514	6,996
Changes in fair value of derivative liabilities	(254,289)	(144,626)
Impairment (recovery) of assets	(516,120)	6,468
Bad debt expense	6,354	—

Changes in Operating Assets and Liabilities
Prepaid expenses	(119,504)	(25,340)
Accounts payable and accrued liabilities	(60,647)	234,461
Accounts receivable	66,109	(78,276)
Gaming accounts receivable	331,802	(117,460)
Gaming accounts liabilities	756,469	(15,636)
Taxes payable	146,571	49,481
Other current assets	(8,983)	(618)
Customer deposits	53,684	14,607
Long term liability	13,329	7,324
Net Cash Provided by (Used in) Operating Activities	1,444,031	(590,658)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(182,858)	(55,325)
Increase in restricted cash	60	39
Net Cash Used in Investing Activities	(182,798)	(55,286)

Cash Flows from Financing Activities
Proceeds from (repayment of) bank credit line, net	(181,413)	60,424
Repayment of bank loan	(30,526)	(25,303)
Proceeds from debentures and convertible notes, net of repayment	126,849	226,117
Loan to related party	(48,039)	—
Advances from stockholders, net of repayment	(559,131)	(3,472)
Net Cash Provided by (Used in) Financing Activities	(692,260)	257,766

Effect of change in exchange rate	151,378	(13,091)

Net increase (decrease) in cash	720,351	(401,269)
Cash – beginning of the period	6,469,858	2,230,422
Cash – end of the period	$7,190,209	1,829,153

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$118,301	64,053
Income tax	$340,092	3,181

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	—	—
Common shares issues to related parties for repayment of debt	—	—
Common shares issued for cashless exercise of warrants	—	—

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the period ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods is unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017 as included in our Annual Report on form 10-K.

On December 20, 2017, the Company completed a two-for-one stock split effected in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split. See Notes 2 and 11 for additional information about the stock split effected in the form of a stock dividend.

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

b) Use of estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

c) Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is not being amortized but is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

There was no goodwill impairment recorded as a result of the last quantitative assessment in the fourth quarter of 2017.

d) Loss Contingencies

We may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is possible, and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements.

We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows.

To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims.

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

h) Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2018 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for three months ended March 31, 2018.

On December 20, 2017, the Company completed a two-for-one stock split effected in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split.

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

j) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 (“ASC Topic 606”) supersedes the existing revenue recognition guidance and is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has adopted ASC Topic 606 on January 1, 2018 and has determined that the new standard does not have a material impact on the nature and timing of revenues recognized.

Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as Turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed which is representative of the point in time at which the Company has satisfied its performance obligation. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

Revenues from the Betting Platform Software (“BPS”) include license fees, training, installation, and product support services. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees were recognized on an accrual basis as earned.

k) Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of March 31, 2018 and December 31, 2017.

The Company primarily places its cash with high-credit quality financial institutions located in the United States which is insured by the Federal Deposit Insurance Corporation, in Canada which is insured by the Canadian Deposit Insurance Corporation, in Italy which is insured by the Italian government and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken).

l) Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The company recorded bad debt expense of $6,354 and $NIL for the three months ended March 31, 2018 and March 31, 2017, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability and is the only financial liability measured at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2016	$211,262
Issued during the year ended December 31, 2017	268,884
Exercised during the year ended December 31, 2017	—
Change in fair value recognized in operations	(257,231)
Balance at December 31, 2017	$222,915
Issued during the three months ended March 31, 2018	669,126
Exercised during the three months ended March 31, 2018	—
Change in fair value recognized in operations	(254,289)
Balance at March 31, 2018	$637,752

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

p) Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records rent expense on the straight-line method. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account and is included in accrued expenses and other current liabilities.

All lease agreements of the Company as lessees are accounted for as operating leases as of March 31, 2018 and 2017.

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

The Company's investment in Zoompass Holdings Inc. and Intesa Sanpaolo Bank were accounted for at cost. The Company monitors its investment for impairment annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

t) Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The adoption of ASU 2016-01 does not have any material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2017-09 does not have any material impact on the Company’s consolidated financial statements.

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

3. Acquisition of betting software technology; offline and land-based gaming assets

Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Odissea SPA”), which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 8,772,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 11.81% of the issued and outstanding shares of common stock of the Company.

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

Pursuant to the Ulisse SPA, subject to a purchase price adjustment to equal two times earnings before income taxes calculated on a pro rata basis from the Closing Date upon completion of the ADM license tender auction and the Rights obtained by the Company are assigned to the Ulisse locations the sellers may exercise the option to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of U.S. $0.50 per share (the “Ulisse Put Option”). As of the date of this report, the Ulisse Put Option has been extended indefinitely by mutual consent.

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

4. Intangible Assets

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Licenses	970,422	967,328	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	4,676,720	4,673,626
Accumulated amortization	(1,540,966)	(1,427,878)
Balance	$3,135,754	$3,245,748

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The amortization expense was $113,088 and $110,188 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a GAD online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

5. Restricted Cash

Restricted Cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against our operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations.

6. Other long term liabilities

Other long term liabilities represents the Italian "Trattamento di Fine Rapporto" (TFR) which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of Other long term liabilities were as follows:

	March 31, 2018	December 31, 2017
Severance liability	$148,634	$131,904
Customer deposit balance	464,804	400,776
Total other long term liabilities	$613,438	$532,680

7. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $369,180) for Multigioco and EUR 50,000 (approximately U.S. $61,530) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

8. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest-bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. The Company’s shareholder and VP of Regulatory Affairs, Beniamino Gianfelici, owns 50% shares of Newgioco Srl.

9. Related party transactions and balances

Loan Receivable - related party

On February 28, 2018, the Company provided a loan of EUR 39,048 (approximately U.S. $48,090) to Engage IT Services Srl, a company in which Luca Pasquini holds a 34% stake. This loan was advanced for the purpose of financing third-party betting agencies. It bears interest at 4.47% and is due on October 31, 2018.

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2018	December 31, 2017
Gold Street Capital Corp.	$58,384	$41,143
Doriana Gianfelici	60,302	58,792
Luca Pasquini	(117,610)	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$1,076	$547,809

During the three months ended March 31, 2018, Gold Street, the major stockholder of Newgioco Group, advanced $17,241 to the Company, net of repayment of $43,460. Also, the Company paid management fees to Gold Street Capital Corp. of $36,000 for the three months ended March 31, 2018.

Changes in advances from Doriana Gianfelici were due to the fluctuations in foreign exchange rates.

The Company advanced a short-term loan of EUR 100,000 (approximately U.S. $123,060) to Luca Pasquini to cover fees related to an application for a gaming license in Malta. As of the date of this report the application is pending, there is no assurance that the gaming license in Malta would be obtained. This loan is non interest-bearing and is due on June 30, 2018. Changes in the balance of the loan were due to the fluctuations in foreign exchange rates. During the three months ended March 31, 2018, Luca Pasquini advanced $5,408 to the Company.

During the three months ended March 31, 2018, the Company paid management fees of $5,532 to Luca Pasquini. Also, the Company paid service fees of EUR 120,000 (approximately U.S $147,516) to Ulisse Services Ltd., a company owned by Luca Pasquini. Accounts payable and accrued liabilities include EUR 40,000 (approximately U.S. $49,172) payable to Ulisse Services Ltd.

Advances from other stockholders comprised of the dividend accrued to former stockholders of Ulisse for the six-month period prior to the acquisition of Ulisse on July 1, 2016.

The amounts due to the stockholders at March 31, 2018 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include $78,628 in accrued interest on these notes.

10. Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of the following:

	March 31, 2018	December 31, 2017
2336414 Ontario Inc	$—	$875,459
Banca Veneto	—	1
Zoompass Holdings Inc.	350,000	—
	350,000	875,459

Less impairment	—	(875,459)
Total investment in non-consolidated entities	$350,000	$1

On December 9, 2014, the Company invested CDN $1,000,000 (approximately U.S. $778,150) in a private placement of common shares of 2336414 Ontario Inc. ("2336414") representing 666,664 common shares or 2.3% of 2336414. 2336414 is an Ontario corporation and the parent company of Paymobile Inc. a carrier-class, PCI compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll and check replacement.

The Company subscribed for 666,664 Units (CDN $1,000,000) (approximately U.S. $778,150), with each Unit being comprised of one (1) common share in the capital of 2336414 and one-quarter (1/4) of one common share purchase warrant, which will require four quarter warrants to acquire one additional common share in the capital of 2336414, for CDN $2.25 within 18 months after the closing of the Offering, or such longer period of time as 2336414 may determine.

The Company paid CDN $1,000,000 (approximately $875,459) in cash, and obtained a promissory note from 2336414's subsidiary, Paymobile Inc. On December 31, 2014 the Company set up a 100% impairment on the investment in 2336414 because Paymobile did not produce any meaningful income and the Company determined that it may not be able to realize its investment in 2336414.

In August 2016, 2336414 transferred its interest in Paymobile to Zoompass Holdings, Inc a Nevada corporation (“Zoompass”). On March 31, the Company entered into a Settlement Agreement with 2336414, Paymobile and Edward Yew (a director of 2336414) to forgive the amount due by the Company to Paymobile under the promissory note. Pursuant to the terms and conditions of the Settlement Agreement, the Company received 2,500,000 shares of common stock in Zoompass which has been reflected as an investment in non-consolidated entities. Additionally, Paymobile agreed to discharge debt and interest of $210,065.57. In connection with the settlement, the Company recorded a gain on litigation settlement of $516,120. See also Note 13.

On December 31, 2017, the Company recorded an impairment of $1 for the shares of Banca Veneto held.

We carried the value of the shares of Banca Veneto and Zoompass at cost less impairment. The Company accounts for investment in non-consolidated entities using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee. The shares of Banca Veneto and Zoompass do not have an active market.

11. Stockholders’ Equity

On November 28, 2017, the Board of Directors approved a 2 for 1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017. Share and per-share amounts disclosed as of March 31, 2018 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.

In connection to the debenture units issued on February 26, 2018 the Company issued an aggregate of 111,000 shares of common stock at 100% of the market price to the debenture holders. See also Note 12.

12. Debentures and Convertible Notes*

* The conversion price of the convertible debentures per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

Debentures and convertible notes outstanding include the following:

	March 31, 2018	December 31, 2017
February 29, 2016 and April 4, 2016 Convertible Notes	$—	$750,000
January 24, 2017 Debenture, net of discount of $5,723 and $7,446	133,885	136,032
March 27, 2017 Convertible Debenture, net of discount of $40,818 and $50,994	75,522	68,571
June 5, 2017 Convertible Debenture, net of discount of $60,010 and $72,541	56,330	47,024
June 9, 2017 Convertible Debenture, net of discount of $30,608 and $36,940	27,562	22,842
November 6, 2017 - December 11, 2017 Convertible Debentures, net of discounts of $47,839 and $55,063	149,939	148,198
January 16, 2018 - February 26, 2018 Convertible Debentures, net of discount of $707,194	235,159	—
	678,397	1,172,667
Less: unamortized debt issuance costs	(79,886)	(24,560)
	$598,511	$1,148,107

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

During the three months ended March 31, 2018, the Company paid a total of $1,027,351, including penalty and interest towards the consent judgement related to the Settlement Agreement with the investor dated May 15, 2017. Accounts payable and accrued liabilities included an accrued interest on this Note of $8,425 at March 31, 2018 and $139,041 at December 31, 2017. See also Note 19 Subsequent Events.

January 24, 2017 Debenture

On January 24, 2017, the Company received gross proceeds from the initial private placement of CDN $180,000 (approximately U.S. $140,067) with a group of accredited investors. The Company incurred a total of CDN $14,400 (approximately U.S. $11,205) in finder’s fees to facilitate this transaction for net proceeds of CDN $165,600 (approximately U.S. $128,862). The debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the Company also issued a warrant to purchase 36,000 of the Company’s common stock at $0.50 per share up to January 24, 2019. See also Note 15. Subsequent to the period covered by this report, the Debentures and Warrants issued on January 24, 2017 have been cancelled and re-issued under the same terms as the debenture units issued on February 26, 2018 as set out below. See also Note 19 Subsequent Events.

March 27, 2017 to January 31, 2018 Convertible Debentures

On March 27, 2017, the Company entered into private placement agreements with a group of accredited investors pursuant to which each CDN $1,000 debenture unit is comprised of a convertible debenture that bears an interest rate of 10% per annum due two years from the closing date and 100 warrants to purchase one common share of the Company’s common stock at a price of $0.50 per share per warrant up to two years from the closing date. The debenture is convertible in whole or in part into shares of common stock of the Company at a price of $0.75 per share at any time up to two years from the closing date. In addition, the Company paid finders fees equal to 5% of the gross proceeds received. See also Note 15.

Between March 27, 2017 and January 31, 2018, the Company received gross proceeds of CDN $1,175,000 (approximately U.S. $914,327) in multiple tranches in connection with the June 5, 2017 private placement agreement. The Company incurred a total of CDN $58,750 (approximately U.S. $45,716) in finder’s fees to facilitate this transaction for net proceeds of CDN $1,116,250 (approximately U.S. $868,610). The issuance dates for these convertible debentures with corresponding gross proceeds in Canadian dollars are as follows:

Issuance Date	Gross Proceeds
	(CDN)	(approx. USD)

March 27, 2017	$150,000	$116,723
June 5, 2017	150,000	116,723
June 9, 2017	75,000	58,361
November 6, 2017	90,000	70,033
November 14, 2017	50,000	38,908
November 15, 2017	20,000	15,563
November 22, 2017	30,000	23,345
December 5, 2017	40,000	31,126
December 11, 2017	25,000	19,454
January 16, 2018	205,000	159,521
January 19, 2018	130,000	101,160
January 31, 2018	210,000	163,412
	$1,175,000	$914,327

Subsequent to the period covered by this report, the Debentures and Warrants issued between March 27, 2017 and January 31, 2018 have been cancelled and re-issued under the same terms as the debenture units issued on February 26, 2018 as set out below. See also Note 19 Subsequent Events.

February 26, 2018 Convertible Debenture

On February 26, 2018, the Company closed a private placement agreement with a group of accredited investors to raise up to CDN $1,800,000 (approximately U.S. $1,396,080). The Company received gross proceeds from the initial private placement of CDN $670,000 (approximately U.S. $519,652). The Company incurred a total of CDN $33,500 (approximately U.S. $25,982) in finder’s fees to facilitate this transaction for net proceeds of CDN $636,500 (approximately U.S. $493,669) as well as 5% of the gross amount in broker warrants with terms identical to the debenture’s warrants. The convertible debenture bears an interest rate of 10% per annum and is due in two years. As part of the purchase agreement, the debenture is convertible at the lesser price of $0.75 or the proposed IPO price at any time up to February 26, 2020.

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

13. Promissory Notes Payable – Other

On December 9, 2014, the Company obtained a promissory note for CDN $500,000 (approximately U.S. $389,075) from Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On March 31, 2018, the Company entered into a Settlement Agreement with 2336414, Paymobile and Zoompass. Pursuant to the terms and conditions of the Settlement Agreement, CAN $210,066 (approximately U.S. $162,927), in principal and accrued interest was forgiven and written off.

14. Bank Loan Payable

On September 30, 2016, the Company obtained a loan of EUR 500,000 (approximately U.S. $618,100) from Intesa Sanpaolo Bank in Italy, which is secured by the Company's assets. The loan is amortized over 57 months ending September 30, 2021 with repayment started on January 31, 2017 in monthly installments of EUR 9,760 (approximately U.S. $12,065) with an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review.

The company repaid EUR 4,446 (approximately U.S. $5,465) during the three months ended March 31, 2018.

15. Warrants*

* The exercise price of the warrants per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

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

In connection with the private placement agreements entered into with a group of accredited investors between March 27, 2017 and January 31, 2018, for each CDN $1,000 debenture unit the Company issued 100 warrants to purchase one common share of the Company’s common stock per warrant at a price of $0.50 per share up to two years from the closing date. (See Note 12) The issuance dates for these warrants with corresponding number of warrants are as follows:

Issuance Date	Number of Warrants

March 27, 2017	$15,000
June 5, 2017	15,000
June 9, 2017	7,500
November 6, 2017	9,000
November 14, 2017	5,000
November 15, 2017	2,000
November 22, 2017	3,000
December 5, 2017	4,000
December 11, 2017	2,500
January 16, 2018	20,500
January 19, 2018	13,000
January 31, 2018	21,000

The fair value of the above warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt. The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Warrant	Fair Value at issuance
February 29, 2016	$106,583
April 4, 2016	$53,236
April 4, 2016	$27,901
January 24, 2017	$13,973
March 27, 2017	$11,923
June 5, 2017	$14,826
June 9, 2017	$7,489
November 6, 2017	$3,131
November 14, 2017	$1,640
November 15, 2017	$676
November 22, 2017	$948
December 5, 2017	$994
December 11, 2017	$747
January 16, 2018	$8,853
January 19, 2018	$4,327
January 31, 2018	$12,187
February 26, 2018	$76,671

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term	Dividend Yield	Interest Rate	Forfeiture Risk
February 29, 2016	$0.575	$0.45	200%	3 yrs	0%	0.91%	0%
April 4, 2016	$0.575	$0.475	195%	3 yrs	0%	0.91%	0%
April 4, 2016	$0.575	$0.475	195%	3 yrs	0%	0.91%	0%
January 24, 2017	$0.50	$0.39	404%	2 yrs	0%	0.91%	0%
March 27, 2017	$0.50	$0.40	390%	2 yrs	0%	0.91%	0%
June 5, 2017	$0.50	$0.495	445%	2 yrs	0%	0.91%	0%
June 9, 2017	$0.50	$0.495	445%	2 yrs	0%	0.91%	0%
November 6, 2017	$0.50	$0.35	410%	2 yrs	0%	0.91%	0%
November 14, 2017	$0.50	$0.33	413%	2 yrs	0%	0.91%	0%
November 15, 2017	$0.50	$0.34	409%	2 yrs	0%	0.91%	0%
November 22, 2017	$0.50	$0.318	414%	2 yrs	0%	0.91%	0%
December 5, 2017	$0.50	$0.25	422%	2 yrs	0%	0.91%	0%
December 11, 2017	$0.50	$0.30	433%	2 yrs	0%	0.91%	0%
January 16, 2018	$0.50	$0.51	201%	2 yrs	0%	0.91%	0%
January 19, 2018	$0.50	$0.40	203%	2 yrs	0%	0.91%	0%
January 31, 2018	$0.50	$0.65	218%	2 yrs	0%	0.91%	0%
February 26, 2018	$0.625	$0.50	222%	2 yrs	0%	0.91%	0%

A summary of warrant transactions during the three months ended March 31, 2018 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	467,928	$0.58	2.13
Issued	162,000	$0.50	2.00
Exercised	—	—	—
Expired	(17,400)	—	—
Outstanding at December 31, 2017	612,528	$0.54	1.37
Exercisable at December 31, 2017	561,528	$0.56	1.21
Issued	230,375	$0.60	2.00
Exercised	—
Expired	—
Outstanding at March 31, 2018	842,903	$0.57	1.25
Exercisable at March 31, 2018	561,528	$0.56	0.97

The following assumptions were used to calculate the fair value of warrants at March 31, 2018:

Exercises price	$0.50 - $0.625
Common stock price per share	$0.40
Volatility	216%
Weighted average life	1.25 years
Dividend yield	0%
Interest rate	0.91%
Forfeiture risk	0%

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

The Convertible Debenture issued January 16, 2018, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to January 16, 2020. The gross proceeds from the sale of the debenture were recorded net of $105,948 related to the conversion feature and $8,853 was allocated to the warrants issued.

The Convertible Debenture issued January 19, 2018, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to January 19, 2020. The gross proceeds from the sale of the debenture were recorded net of $51,480 related to the conversion feature and $4,327 was allocated to the warrants issued.

The Convertible Debenture issued January 31, 2018, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to January 31, 2020. The gross proceeds from the sale of the debenture were recorded net of $302,956 related to the conversion feature and $12,187 was allocated to the warrants issued.

The Convertible Debenture issued February 26, 2018, and accrued interest are convertible into common shares at a fixed price of $0.75 prior to February 26, 2020. The gross proceeds from the sale of the debenture were recorded net of $351,450 related to the conversion feature and $73,020 was allocated to the warrants issued.

The Company accounted for the convertible debentures in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Turnover
Turnover web-based	$46,065,899	$28,749,836
Turnover land-based	44,493,960	23,969,666
Total Turnover	90,559,859	52,719,502

Winnings/Payouts
Winnings web-based	42,617,996	27,222,482
Winnings land-based	38,746,243	21,704,642
Total Winnings/payouts	81,364,239	48,927,124

Gross Gaming Revenues	$9,195,620	$3,792,378

Less: ADM Gaming Taxes	766,833	364,451
Net Gaming Revenues	$8,428,787	$3,427,927
Add: Commission Revenues	99,001	81,845
Add: Service Revenues	66,079	365,429
Total Revenues	$8,593,867	$3,875,201

Turnover represents the total bets processed for the period.

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2018 and March 31, 2017.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	March 31, 2018	March 31, 2017
U.S. Statutory rate	$354,801	$(278,252)
Tax rate difference between Italy, Austria, Canada and U.S.	(227,467)	181,452
Change in Valuation Allowance	(63,671)	145,803
Permanent difference	181,373	(1,894)
Effective tax rate	$245,036	$47,109

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $11.9 million as of March 31, 2018 in the U.S. This NOL may be offset against future taxable income through the year 2037. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	March 31, 2018	March 31, 2017
Current	$245,036	$47,109
Deferred	—	—
Total	$245,036	$47,109

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	March 31, 2018	March 31, 2017
Net loss carryforward - Foreign	$21,272	$145,497
Net loss carryforward - US	4,476,794	4,106,025
	4,498,066	4,251,522
Less valuation allowance	(4,498,066)	(4,251,522)
Deferred tax assets	$—	$—

19. Subsequent Events

(1)	On April 19, 2018, the Company paid $8,425 including $20 in bank fees, to pay the balance of the amount due under the consent judgement in full and on May 9, 2018 an order of Satisfaction of Judgement was entered to conclude the legal proceedings.

(2)	On April 23, 2018, the Company re-issued debenture units first issued between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018. The carrying value of the re-issued debentures is $1,435,809 due to an interest bonus of $80,809.

Each re-issued debenture unit is comprised of (i) the issuance of CDN $1,000 of debentures bearing interest at a rate of 10% per annum, with a maturity date of two (2) years from the date of issuance which may be converted in whole or in part at a price of $0.40 per share, (ii) 250 warrants which may be exercised at a price equal to $0.50 per share price per warrant to receive one common share prior to February 15, 2020, and (iii) 160 shares of restricted common stock issued pursuant to an exemption under Rule 144 of the US Securities and Exchange Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Newgioco Group, Inc. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim unaudited consolidated financial statements and related notes on this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

Our subsidiaries now own a betting platform software technology and operate approximately 800 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 165 CED agency locations.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017.

Overall

The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan. We generate revenues by providing online and offline gaming products and services in regulated countries.

We anticipate continuing to rely on equity sales of common stock to fund our additional acquisitions or into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

The Company generated revenues of $8,593,867 for the three months ended March 31, 2017, compared to revenues of $3,875,201 for the three months ended March 31, 2017, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues for the three months ended March 31, 2018 over the same period ended March 31, 2017 is attributed to the growth in our offline and web-based gaming operations as well as revenues derived from BPS services that were a result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 800 web-based shops, 7 corners and 165 agencies as of March 31, 2018, compared to approximately 900 web-based shops, 7 corners and 140 agencies as of March 31, 2017.

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Turnover
Turnover web-based	$46,065,899	$28,749,836
Turnover land-based	44,493,960	23,969,666
Total Turnover	90,559,859	52,719,502

Winnings/Payouts
Winnings web-based	42,617,996	27,222,482
Winnings land-based	38,746,243	21,704,642
Total Winnings/payouts	81,364,239	48,927,124

Gross Gaming Revenues	$9,195,620	$3,792,378

Less: ADM Gaming Taxes	766,833	364,451
Net Gaming Revenues	$8,428,787	$3,427,927
Add: Commission Revenues	99,001	81,845
Add: Service Revenues	66,079	365,429
Total Revenues	$8,593,867	$3,875,201

Turnover represents the total bets processed for the period.

General and Administrative Expenses

The Company incurred $2,059,453 in general and administrative expenses during the three months ended March 31, 2018, compared to $1,197,571 in the three months ended March 31, 2017. The increase in general and administrative expenses was mostly a result of increase in selling expenses, salaries, wages and professional fees related to the growth in our retail gaming operations.

The Company's major general and administrative expenses for the three months ended March 31, 2018 compared to 2017 were as follows:

	March 31, 2018	March 31, 2017

Salaries	$984,897	$495,929
Cash and non-cash professional fees including legal, consulting and audit fees	$489,943	$123,979
Depreciation and amortization expenses	$171,913	$184,889
Advertising and promotion	$137,310	$78,729
Management fees	$41,532	$40,796
Bank interest and charges	$51,218	$29,113

Amortization expense includes the amortization of deferred loan costs of $13,558 and $48,389 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the three months ended March 31, 2018 our selling expenses were $6,077,357, compared to selling expenses of $3,436,951 for the three months ended March 31, 2017. The increase was due to the commissions paid related to the increase in betting turnover.

Interest Expenses

The Company had incurred interest expenses, net of interest income, of $212,239 for the three months ended March 31, 2018, compared to $166,847 in interest expense, net of interest income, for the three months ended March 31, 2017.

Interest expense includes non-cash interest costs of $87,150 for the three months ended March 31, 2018, compared to $121,801 in non-cash interest costs for the three months ended March 31, 2017.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated an income of $254,289 compared to an income of $144,626 for the for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in the fair value of derivative liability is due to a decrease in the price of the Company’s common stock and the increase in additional derivative liabilities.

Net Income (Loss)

For the three months ended March 31, 2018, the Company had a net income of $768,677, or $0.01 per share, both (basic and diluted, as compared to a net loss of $842,116, or $0.01 per share (basic and diluted), for the three months ended March 31, 2017.

The increase in net income during 2018 is primarily due to the increase in revenues generated from the large increase in betting turnover, relative decrease in selling expenses, general and administrative expenses, positive effect of changes in fair market value of derivative liabilities, and gain on litigation in connection with settlement as described in Note 12.

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

The Company recorded a foreign currency translation adjustment loss of $64,518 and $70,203 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

Assets

At March 31, 2018, we had a total of $13,120,439 in assets compared to $12,224,496 in assets at December 31, 2017. The increase is primarily related to the increase in cash and cash equivalents and investment in non-consolidated entities.

Liabilities

At March 31, 2018, we had $7,200,864 in current liabilities and $953,598 in long term liabilities, compared to current liabilities of $7,214,958 and long-term liabilities of $895,488 at December 31, 2017.

Working Capital

The Company had $7,190,209 in cash and cash equivalents at March 31, 2018 compared to $6,469,858 cash and cash equivalents on December 31, 2017.

We had $8,342,097 in current assets and $7,200,864 in current liabilities, resulting in working capital surplus of $1,141,233 at March 31, 2018, compared to working capital surplus of $635,455 at December 31, 2017.

Accumulated Deficit

As of March 31, 2018, we had a total accumulated deficit of $9,128,943, compared to a total accumulated deficit of $9,897,620 at December 31, 2017.

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

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately U.S. $370,860) for Multigioco and EUR 50,000 (approximately U.S. $61,810) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $1,444,031 for three months ended March 31, 2018, compared to $590,658 of net cash used in operating activities for the three months ended March 31, 2017.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended March 31, 2018 was $182,798 compared to $55,286 of net cash used in investing activities for the three months ended March 31, 2017.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $692,260 compared to $257,766 of net cash provided by financing activities for the three months ended March 31, 2017.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 6 to 9 and 12 - 14 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Related Party Transactions

Loan Receivable - related party

On February 28, 2018, the Company provided a loan of EUR 39,048 (approximately U.S. $48,090) to Engage IT Services Srl, a company in which Luca Pasquini holds a 34% stake. This loan was advanced for the purpose of financing third-party betting agencies. It bears interest at 4.47% and is due on October 31, 2018.

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2018	December 31, 2017
Gold Street Capital Corp.	$58,384	$41,143
Doriana Gianfelici	60,302	58,792
Luca Pasquini	(117,610)	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$1,076	$547,809

During the three months ended March 31, 2018, Gold Street, the major stockholder of Newgioco Group, advanced $17,241 to the Company, net of repayment of $43,460. Also, the Company paid management fees to Gold Street Capital Corp. of $36,000 for the three months ended March 31, 2018.

Changes in advances from Doriana Gianfelici were due to the fluctuations in foreign exchange rates.

The Company advanced a short-term loan of EUR 100,000 (approximately U.S. $123,060) to Luca Pasquini to cover fees related to an application for a gaming license in Malta. As of the date of this report the application is pending, there is no assurance that the gaming license in Malta would be obtained. This loan is non interest-bearing and is due on June 30, 2018. Changes in the balance of the loan were due to the fluctuations in foreign exchange rates. During the three months ended March 31, 2018, Luca Pasquini advanced $5,408 to the Company.

During the three months ended March 31, 2018, the Company paid management fees of $5,532 to Luca Pasquini. Also, the Company paid service fees of EUR 120,000 (approximately U.S $147,516) to Ulisse Services Ltd., a company owned by Luca Pasquini. Accounts payable and accrued liabilities include EUR 40,000 (approximately U.S. $49,172) payable to Ulisse Services Ltd.

Advances from other stockholders comprised of the dividend accrued to former stockholders of Ulisse for the six-month period prior to the acquisition of Ulisse on July 1, 2016.

The amounts due to the stockholders at March 31, 2018 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include $78,628 in accrued interest on these notes.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2018, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

None.

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

Date: May 14, 2018	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Principal Financial Officer