Form 10-Q
period 2018-06-30
Newgioco Group, Inc.
filed 2018-08-14
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 75,540,298 shares of Common Stock outstanding as of August 14, 2018.

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

In this Form 10-Q, unless the context indicates otherwise, references to "Newgioco Group" "our Company," "the Company," "we," "our," and "us" refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AND SIX MONTHS ENDED 2018

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$6,785,266	$6,469,858
Accounts receivable	11,302	116,489
Gaming accounts receivable	1,132,422	1,163,831
Prepaid expenses	78,681	87,692
Related party receivable	215,745	—
Other current assets	282,802	12,543
Total Current Assets	8,506,218	7,850,413

Noncurrent Assets
Restricted cash	572,248	587,905
Property, plant and equipment	439,361	280,111
Intangible assets	12,748,334	3,245,748
Goodwill	260,318	260,318
Investment in non-consolidated entities	195,000	1
Total Noncurrent Assets	14,215,261	4,374,083
Total Assets	$22,721,479	$12,224,496

Liabilities & Stockholder’s equity
Current Liabilities
Line of credit - bank	$—	$177,060
Accounts payable and accrued liabilities	2,297,847	1,606,560
Gaming accounts balances	690,957	1,274,856
Taxes payable	1,995,102	1,555,371
Advances from stockholders	62,773	547,809
Liability in connection with acquisition	—	142,245
Debentures, net of discount	361,505	1,148,107
Derivative liability	12,494,727	222,915
Promissory notes payable – other	—	100,749
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	120,681	121,208
Total Current Liabilities	18,341,670	7,214,958

Bank loan payable	292,192	362,808
Other long-term liabilities	611,026	532,680
Total Liabilities	19,244,888	8,110,446

Stockholders' Equity
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 74,254,590 and 74,143,590 shares issued and outstanding as of June 30, 2018 and December 31, 2017	7,534	7,415
Additional paid-in capital	19,499,128	14,254,582
Accumulated other comprehensive income	(413,200)	(250,327)
Accumulated deficit	(15,616,871)	(9,897,620)
Total Stockholders' Equity	3,476,591	4,114,050
Total Liabilities and Stockholders’ Equity	$22,721,479	$12,224,496

NEWGIOCO GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$8,822,659	$4,094,423	$17,416,526	$7,969,624

Costs and Expenses
Selling expenses	5,826,243	2,474,200	11,903,600	5,911,151
General and administrative expenses	2,056,275	1,293,607	4,115,728	2,491,178
Total Costs and Expenses	7,882,518	3,767,807	16,019,328	8,402,329

Income (Loss) from Operations	940,141	326,616	1,397,198	(432,705)

Other Expenses (Income)
Interest expense, net of interest income	1,050,270	83,540	1,262,509	250,387
Changes in fair value of derivative liabilities	(18,014,364)	7,931	(18,268,653)	(136,695)
Imputed interest on related party advances	(753)	7,291	761	14,287
Gain on litigation settlement	—	—	(516,120)	—
Loss on issuance of debt	23,725,510	—	23,725,510	—
Impairment on investment	—	104	—	6,572
Loss on Marketable Securities	155,000	—	155,000	—
Total Other Expenses (Income)	6,915,663	98,866	6,359,007	134,551

Income (Loss) Before Income Taxes	(5,975,522)	227,750	(4,961,809)	(567,256)
Income tax provision	512,406	14,345	757,442	61,455
Net Income (Loss)	$(6,487,928)	$213,405	$(5,719,251)	$(628,711)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(98,355)	33,610	(162,873)	(36,593)

Comprehensive Income (Loss)	$(6,586,283)	$247,015	$(5,882,124)	$(665,304)

Income (loss) per common share – basic *	(0.09)	0.00	(0.08)	(0.01)
Income (loss) per common share – diluted *	(0.09)	0.00	(0.08)	(0.01)
Weighted average number of common shares outstanding – basic *	74,754,258	74,018,590	74,468,088	74,018,590
Weighted average number of common shares outstanding – diluted *	74,754,258	74,018,590	74,468,088	74,018,590

* The number of shares of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(5,719,251)	$(628,711)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	226,436	281,104
Amortization of deferred costs	58,188	68,581
Non-cash interest	1,012,225	138,786
Loss on issuance of debt	23,725,510
Imputed interest on advances from stockholders	1,514	14,287
Changes in fair value of derivative liabilities	(18,268,653)	(136,695)
Unrealized loss on trading securities	155,000
Impairment (recovery) of assets	(516,120)	6,572
Bad debt expense	6,354	63,166

Changes in Operating Assets and Liabilities
Prepaid expenses	5,225	(59,140)
Accounts payable and accrued liabilities	756,656	(254,215)
Accounts receivable	98,833	(24,830)
Gaming accounts receivable	31,409	(3,109)
Gaming accounts liabilities	(583,899)	(124,912)
Taxes payable	439,731	(71,054)
Other current assets	(270,259)	(1,272)
Customer deposits	—	68,661
Long term liability	78,346	2,815
Net Cash Provided by (Used in) Operating Activities	1,237,245	(659,966)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,442,508)	(117,576)
Increase in restricted cash	15,657	(43,236)
Net Cash Used in Investing Activities	(4,426,851	(160,812)

Cash Flows from Financing Activities
Proceeds from (repayment of) bank credit line, net	(177,060)	199,565
Repayment of bank loan	(71,143)	(51,710)
Proceeds from debentures and convertible notes, net of repayment	6,883,905	395,308
Loan to related party	(215,745)	0
Purchase of treasury stock	(2,261,307)	0
Advances from stockholders, net of repayment	(485,036)	10,459
Net Cash Provided by (Used in) Financing Activities	3,673,614	553,622

Effect of change in exchange rate	(168,600)	162,567

Net increase (decrease) in cash	315,408	(104,589)
Cash – beginning of the period	6,469,858	2,230,422
Cash – end of the period	$6,785,266	$2,125,833

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$140,815	$111,769
Income tax	$341,830	$154,083

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	5,588,008	—
Common shares issues to related parties for repayment of debt	54,402	—
Retirement of treasury stock	2,260,770
Common shares issued for cashless exercise of warrants	201,088	—

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the period ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods is unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

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

Nature of Business

Newgioco Group, Inc. ("Newgioco Group" or "the Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly owned subsidiaries in Canada, Italy and Austria.

Our subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse Gmbh (“Ulisse”) and Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) which were both acquired on July 1, 2016 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

Newgioco Group is now a vertically integrated company which owns and operates an innovative, certified Betting Platform Software (“BPS”), offering a complete suite of online and offline leisure gaming services including sports betting, a variety of lottery and casino gaming on a business to business basis and also operates a retail distribution network through regulated websites and licensed betting locations situated throughout Italy.

2. Summary of Significant Accounting Policies

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

Earnings Per Share

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2018 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for three and six months ended June 30, 2018.

On December 20, 2017, the Company completed a two-for-one stock split effected in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split.

Currency translation

The Company's subsidiaries operate in Europe with a functional currency of Euro and in Canada with a functional currency in Canadian dollars. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, assets and liabilities are translated at period-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

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

Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of June 30, 2018 and December 31, 2017.

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

Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The company recorded bad debt expense $0 and $63,166 for the three months ended June 30, 2018 and 2017, and $6,354 and $63,166 bad debt expense for the six months ended June 30, 2018 and 2017, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The change in the Level 3 financial instrument is as follows:

Balance at December 31, 2016	$211,262
Issued during the year ended December 31, 2017	268,884
Exercised during the year ended December 31, 2017	—
Change in fair value recognized in operations	(257,231)
Balance at December 31, 2017	$222,915
Issued during the six months ended June 30, 2018	31,010,535
Canceled during the six months ended June 30, 2018	(470,070)
Change in fair value recognized in operations	(18,268,653)
Balance at June 30, 2018	$12,494,727

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

All lease agreements of the Company as lessees are accounted for as operating leases as of June 30, 2018 and 2017.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

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

Investment in Non-Consolidated Entities

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee, except where investments have a readily determinable fair value. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company’s investment in Banca Veneto SPA was accounted for at cost. The Company monitors its investment for impairment annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

Equity investments with readily determinable fair value, are measured at fair value with changes in fair value recognized in earnings. The Company’s investment in Zoompass Holdings Inc was accounted for at fair value. These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized (losses) recorded to earnings related to these securities were $155,000 for the three and six months ended June 30, 2018.

Recent Accounting Pronouncements

On January 1, 2018 we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU provides guidance related to the recognition and measurement of financial assets and financial liabilities with changes primarily affecting equity investments and disclosure of financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.

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

3. Acquisition of betting software technology; offline and land-based gaming assets

Odissea Betriebsinformatik Beratung Gmbh (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Odissea SPA”), which closed on July 1, 2016, with the shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary Betting Operating System. Pursuant to the agreement, the Company issued 8,772,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the sellers now hold approximately 11.61% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the Betting Operating System by Italy’s online gaming and betting regulator, Agenzia delle Dogane e dei Monopoli, “ADM”, which was obtained on June 30, 2017, the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 4,386,100 shares) at a fixed price of USD $0.50 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Pursuant to the Ulisse SPA, the purchase price was subject to an adjustment equal to two times earnings before income taxes calculated on a pro rata basis from the Closing Date upon completion of the ADM license tender auction. The sellers were also permitted to exercise the option to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of USD $0.50 per share (the “Ulisse Put Option”).

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

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to $10 million Euro (approximately USD $11.7 million). The purchase price adjustment was settled half in cash and half in shares. 4,735,600 shares were reissued to the sellers on May 31, 2018.

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the Multigioco Put Option. The company repurchased and retired the balance of 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately $595,000).

4. Intangible Assets

Intangible assets consist of the following:

	June 30, 2018	December 31, 2017	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Multigioco ADM license	9,724,244	-	15
Licenses	970,422	967,328	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	14,400,964	4,673,626
Accumulated amortization	(1,652,630)	(1,427,878)
Balance	$12,748,334	$3,245,748

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded $111,664 and $224,752 in amortization expense for the three and six months ended June 30, 2018 and $117,823 and $228,908 for the three and six months ended June 30, 2017, respectively.

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

Balances of other long term liabilities were as follows:

	June 30, 2018	December 31, 2017
Severance liability	$152,366	$131,904
Customer deposit balance	458,660	400,776
Total other long term liabilities	$611,026	$532,680

7. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $350,000) for Multigioco and EUR 50,000 (approximately USD $58,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

8. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest-bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. An officer of the Company owns 50% of Newgioco Srl. In connection with the Multigioco Acquisition, on May 31, 2018 the Company paid the amount due to Newgioco Srl in full.

9. Related party transactions and balances

Related Party Loans

In February 2018 the Company provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by EUR 45,675 (approximately USD $53,000). The loans bears interest at 4.47% and will be due in February 2019. An officer of the Company holds a 34% stake in Engage IT Services.

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2018	December 31, 2017
Gold Street Capital Corp.	$62,773	$41,143
Doriana Gianfelici	—	58,792
Luca Pasquini	—	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$62,773	$547,809

Amounts due to Gold Street, the major stockholder of Newgioco Group, are for reimbursement of expenses.  During the three and six months ended June 30, 2018, the Company paid management fees of $36,000 and $72,000 to Gold Street Capital Corp.

In January, 2018, the Company advanced EUR 100,000 (approximately USD $117,000) to an officer to cover fees related to an application for a gaming license in Malta. As of the date of this report the application is pending and there is no assurance that the gaming license in Malta would be obtained. Changes in the balance of the advance were due to the fluctuations in foreign exchange rates.

During the six months ended June 30, 2018, the Company paid management fees of approximately $6,000 to Luca Pasquini. Also, the Company paid service fees of EUR 240,000 (approximately USD $280,000) to Ulisse Services Ltd., a company owned by Luca Pasquini.

The amounts due to the stockholders at June 30, 2018 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties with a principal of approximately $318,000 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include approximately $94,000 in accrued interest on these notes.

10. Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of the following:

	June 30, 2018	December 31, 2017
2336414 Ontario Inc	$—	$875,459
Banca Veneto	—	1
Zoompass Holdings Inc.	195,000	—
		875,459

Less impairment	—	(875,459)
Total investment in non-consolidated entities	$195,000	$1

In December 2014, the Company invested CDN $1,000,000 (approximately USD $778,000) in a private placement of common shares of 2336414 Ontario Inc. (“2336414”) representing 666,664 common shares or 2.3% of 2336414. 2336414 is an Ontario corporation and was the parent company of Paymobile Inc. a carrier-class, PCI compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll and check replacement. The Company also had warrants to purchase additional shares in 2336414 that were not exercised and have since expired.

On December 31, 2014 the Company set up a 100% impairment on the investment in 2336414 because Paymobile did not produce any meaningful income and the Company determined that it may not be able to realize its investment in 2336414.

In August 2016, 2336414 transferred its interest in Paymobile to Zoompass Holdings, Inc a Nevada corporation (“Zoompass”). On March 31, the Company entered into a Settlement Agreement with 2336414, Paymobile and a director of 2336414. Pursuant to the terms and conditions of the Settlement Agreement, the Company received 2,500,000 shares of common stock in Zoompass and Paymobile agreed to discharge debt and interest of approximately CDN $210,000 due under the promissory note. The investment in Zoompass has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in value recorded to earnings. In connection with the settlement, the Company recorded a gain on litigation settlement of $516,120 in the first quarter of 2018. See also Note 13.

On December 31, 2017, the Company recorded an impairment of $1 for the shares of Banca Veneto held.

At June 30, 2018, the Company recorded a loss of $155,000 related to the investment in Zoompass.

11. Stockholders’ Equity

On November 28, 2017, the Board of Directors approved a 2 for 1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017. Share and per-share amounts disclosed as of June 30, 2018 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.

In May 2018, the company repurchased and retired 3,331,200 shares issued in June 2016 to the Ulisse sellers. In addition, 4,735,600 new shares were issued to the sellers based on the purchase price adjustment of Ulisse per the Stock Purchase Agreement between the Company and Ulisse GmbH dated July 1, 2016.

In May 2018, the Company repurchased and retired 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately $595,000) based on the Stock Purchase Agreement between the Company and Multigioco Srl dated August 15, 2014.

In May 2018 a warrant holder exercised cashless warrants and was issued 201,088 shares of stock.

In connection to the debenture units issued in the second quarter of 2018 the Company issued an aggregate of 1,720,064 shares of common stock at 100% of the market price to the debenture holders. See also Note 12.

In connection to the debenture units issued in the first quarter of 2018 the Company issued an aggregate of 111,000 shares of common stock at 100% of the market price to the debenture holders. See also Note 12.

12. Debentures and Convertible Notes

The conversion price of the convertible debentures per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

February 2016 and April 2016 Convertible Notes

In February 2016, the Company closed a Securities Purchase Agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds of $150,000, less legal expenses of $15,000. Also, the company paid $75,000 in commissions for these notes. As part of the purchase agreement, the Company also issued a warrant to purchase 326,088 shares of Company’s common stock at $0.575 per share. These notes bear an interest rate of 12% per annum and were due in one year. The company continued to accrue interest at 22% past the due date. The notes were guaranteed by Confidi Union Impresa, an unrelated party.

During the three and six months ended June 30, 2018, the Company paid approximately $1 million to pay the entire amount due under the Note in full, including penalty and interest towards the consent judgement related to the Settlement Agreement with the investor dated May 15, 2017. Accounts payable and accrued liabilities included an accrued interest on this Note of $8,425 at June 30, 2018 and $139,041 at December 31, 2017.

Q1 2018 Convertible Debenture

In February 2018, the Company closed a private placement agreement with a group of accredited investors to raise up to CDN $1,800,000 (approximately USD $1,396,000). The Company received gross proceeds from the initial private placement of CDN $670,000 (approximately USD $520,000). The Company incurred a total of CDN $33,500 (approximately USD $26,000) in finder’s fees to facilitate this transaction for net proceeds of CDN $636,500 (approximately USD $494,000) as well as 5% of the gross amount in broker warrants with terms identical to the debenture’s warrants. The convertible debentures bear an interest rate of 10% per annum and is due in two years and is convertible at a price of $0.40 per share for a period of 2 years from the issue date. As part of the purchase agreement, the Company also issued warrants to purchase 343,375 of the Company’s common stock at $0.50 per share for a period of two years from the issue date.

Q2 2018 Convertible Debentures

In April 2018, the Company received gross proceeds from the private placement of CDN $135,000 (approximately USD $105,940) with a group of accredited investors. The Company incurred a total of CDN $6,750 (approximately USD $5,297) in finder’s fees to facilitate this transaction for net proceeds of CDN $128,250 (approximately USD $101,000). The convertible debentures issued bear an interest rate of 10% per annum and is due in two years and is convertible at a price of $0.40 per share for a period of 2 years from the issue date. As part of the purchase agreement, the Company also issued warrants to purchase 718,000 of the Company’s common stock at $0.50 per share for a period of two years from the issue date.

In April 2018, the Company re-issued debenture units first issued between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018. Each re-issued debenture unit is comprised of (i) the issuance of CDN $1,000 of debentures bearing interest at a rate of 10% per annum, with a maturity date of two (2) years from the date of issuance which may be converted in whole or in part at a price of $0.40 per share, (ii) 250 warrants which may be exercised at a price equal to $0.50 per share price per warrant to receive one common share prior to February 15, 2020, and (iii) 160 shares of restricted common stock issued pursuant to an exemption under Rule 144 of the US Securities and Exchange Act.

In May 2018, the Company received gross proceeds from the private placement of CDN $131,000 (approximately USD $102,802) with a group of accredited investors. The Company incurred a total of CDN $6,550 (approximately USD $5,140) in finder’s fees to facilitate this transaction for net proceeds of CDN $124,450 (approximately USD $97,662). The convertible debentures issued bear an interest rate of 10% per annum and is due in two years and is convertible at a price of $0.40 per share for a period of 2 years from the issue date. As part of the purchase agreement, the Company also issued warrants to purchase 72,550 of the Company’s common stock at $0.50 per share for a period of two years from the issue date.

On May 31, 2018, the Company closed its private placement offering of up to 7,500 units and entered into Subscription Agreements (the "Agreements") with a group of 130 unaffiliated accredited investors (the "Investors"). The Company offered Subscription Agreements in both US and Canadian dollar denomination. Each Unit sold to US Investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “Debentures”), (ii) 208 shares of the Company’s common stock and (ii) 1082.25 warrants to purchase shares of the Company’s common stock (the “Warrants”). Each Unit sold to Canadian Investors was sold at a per unit price of CDN $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of CDN $1,000 (the “Debentures”), (ii) 160 shares of the Company’s common stock and (ii) 832 warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total 2,343 US units and 4,790 Canadian units and the Company issued Debentures for the total principal amount of CDN $7,316,838 (approx. USD $5,628,337) (the "Principal Amount") to the Investors, 1,253,744 shares of common stock and warrants to purchase 13,041,984 shares of common stock of the Company.

The Debentures mature two years from their date of issuance and bear interest at a rate of 10% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest divided by $0.40. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (‘Redemption”) by the Company.

If at any time that the common shares issuable to the Investors on conversion of the Debenture in whole or in part would be free trading without resale restrictions or statutory hold periods, the Debenture is redeemable by the Company at any time or times prior to the Maturity Date on not less than ten (10) Business Days prior written notice from the Company to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the Investor has the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debenture into common shares of the Company.

The warrants are exercisable at an exercise price of $0.50 per share and expire two years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise.

The Company paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of Warrants sold to Investors. The broker warrants had like terms as the Warrants issued to Investors, to facilitate the transaction resulting in net proceeds of approximately $6,628,337.

One of the Investors, Mr. Harold Wolkin through his company Princeville Capital, purchased 200 Canadian Units on May 31, 2018. Mr. Wolkin received 32,000 shares of common stock and warrants to purchase 100,000 of common stock at $0.50 per share until May 31, 2020. Mr. Wolkin has since become a director of the Company and has been elected as Chair of the Audit Committee.

In addition, on June 18, 2018 the Company received proceeds from the second closing tranche in relation to the May 31, 2018 debenture equal to USD $950,000 and CDN $9,500 (approximately USD $7,455) net of commissions with identical terms of the May 31, 2018 debenture. In addition, the Company also issued warrants to purchase 505,000 of the Company’s common stock at $0.50 per share for a period of two years from the issue date.

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

13. Promissory Notes Payable – Other

In December 2014, the Company issued a promissory note for CDN $500,000 (approximately USD $380,000) from Paymobile Inc., a subsidiary of 2336414 Ontario Inc. (“2336414”) of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On March 31, 2018, the Company entered into a Settlement Agreement with 2336414, Paymobile and Zoompass. Pursuant to the terms and conditions of the Settlement Agreement, CDN $210,000 (approximately USD $162,000), in principal and accrued interest was forgiven and written off. See Note 10.

14. Bank Loan Payable

In September 2016, the Company obtained a loan of EUR 500,000 (approximately USD $584,000) from Intesa Sanpaolo Bank in Italy, which is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate ("EURIBOR"), subject to quarterly review and is amortized over 57 months ending September 30, 2021. Monthly repayments of EUR 9,760 (approximately USD $11,400) began in January 2017.

The company made payments of EUR 58,555 (approximately USD $68,000) during the six months ended June 30, 2018 which included principal of approximately $58,000 and interest of approximately $10,000.

15. Warrants

The exercise price of the warrants per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

In February 2016, as per a Securities Purchase Agreement, the Company issued warrants to purchase 260,870 shares of the Company’s common stock at $0.575 per share in connection with the February 2016 convertible Promissory Note which may be exercised by the warrant holders between August 28, 2016 and February 28, 2019 In April 2016, the Company issued warrants to the same holder to purchase 65,218 shares of the Company’s common stock at $0.575 per share in connection with the April 4, 2016 Convertible Promissory Note which may be exercised by the warrant holder until April 4, 2019 (See Note 12).

In May 2018, the warrant holder exercised warrants to receive 201,088 shares of common stock on a cashless basis.

On April 4, 2016, the Company issued warrants to purchase 124,440 shares of the Company’s common stock at $0.575 per share which may be exercised by the warrant holders until April 4, 2019. The warrants were issued to placement agents in relation to securing the February 29, 2016 and April 4, 2016 convertible Promissory Notes (See Note 12).

In connection with the private placement agreements entered into with a group of accredited investors between February 26, 2018 and June 18, 2018, for each USD $1,000 debenture unit the Company issued 1082.25 warrants and for each CDN $1,000 debenture unit the Company issued 832 warrants, each to purchase one common share of the Company’s common stock per warrant at a price of $0.50 per share up to two years from the closing date. (See Note 12) The issuance dates for these warrants with corresponding number of warrants, including broker warrants are as follows:

Number of Warrants

February 26, 2018	565,815
April 10, 2018	74,970
April 17, 2018	24,960
April 20, 2018	17,640
April 23, 2018	1,194,752
May 11, 2018	116,042
May 31, 2018	7,004,749
June 18, 2018	1,094,730

The fair value of the above warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt. The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was:

Warrant	Fair Value at issuance

April 4, 2016	$27,901
February 26, 2018	$76,671
April 10, 2018	$33,722
April 17, 2018	$12,115
April 20, 2018	$8,870
April 23, 2018	$524,335
May 11, 2018	$157,902
May 31, 2018	$8,092,301
June 18, 2018	$766,412

The following assumptions were used to calculate the fair value at issuance:

Warrant Date	Exercise Price/sh	Common Stock Price/sh	Volatility	Term(Years)	Dividend Yield	Interest Rate	Forfeiture Risk

April 4, 2016	$0.575	$0.475	195%	3	0%	0.91%	0%
February 26, 2018	$0.625	$0.50	222%	2	0%	0.91%	0%
April 10, 2018	$0.50	$0.54	218%	2	0%	0.70%	0%
April 17, 2018	$0.50	$0.55	217%	2	0%	0.74%	0%
April 20, 2018	$0.50	$0.60	218%	2	0%	0.80%	0%
April 23, 2018	$0.50	$0.50	218%	2	0%	0.85%	0%
May 11, 2018	$0.50	$1.52	243%	2	0%	0.74%	0%
May 31, 2018	$0.50	$1.18	294%	2	0%	0.87%	0%
June 18, 2018	$0.50	$0.72	301%	2	0%	0.70%	0%

A summary of warrant transactions during the six months ended June 30, 2018 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	467,928	$0.58	2.13
Issued	162,000	$0.50	2.00
Exercised	—	—	—
Expired	(17,400)	—	—
Outstanding at December 31, 2017	612,528	$0.54	1.37
Exercisable at December 31, 2017	561,528	$0.56	1.21
Issued	10,148,158	$0.51
Canceled	216,500	$0.50
Exercised	326,088	$0.58
Expired	124,440	$0.58
Outstanding at June 30, 2018	10,093,658	$0.51	1.92
Exercisable at June 30, 2018	0	$—	—

The following assumptions were used to calculate the fair value of warrants at June 30, 2018:

Exercises price	$0.50 - $0.625
Common stock price per share	$0.41
Volatility	316%
Weighted average life	1.89 years
Dividend yield	0%
Interest rate	0.58%
Forfeiture risk	0%

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

The Convertible Debenture issued February 26, 2018, and accrued interest are convertible into common shares at a fixed price of $0.40 prior to February 26, 2020. The gross proceeds from the sale of the debenture were recorded net of $351,450 related to the conversion feature and $73,020 was allocated to the warrants issued.

The Convertible Debenture issued in the second quarter of 2018, and accrued interest are convertible into common shares at a fixed price of $0.40 prior to the second quarter of 2020. The gross proceeds from the sale of the debenture were recorded net of $8,318,276 related to the conversion feature.

The Company accounted for the convertible debentures in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2018 and 2017. Turnover represents the total bets processed for the period.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Turnover
Turnover web-based	$55,025,859	$27,499,233	$101,091,758	$56,249,069
Turnover land-based	45,013,592	22,072,383	89,507,552	46,042,050
Total Turnover	$100,039,451	$49,571,616	$190,599,310	$102,291,119

Winnings/Payouts
Winnings web-based	54,687,682	26,063,667	97,305,678	53,286,149
Winnings land-based	35,765,405	19,241,356	74,511,647	40,945,9997
Total Winnings/payouts	90,453,086	45,305,023	171,817,325	94,232,146

Gross Gaming Revenues	$9,586,364	$4,266,593	$18,781,985	$8,058,973

Less: ADM Gaming Taxes	799,016	460,750	1,595,849	825,211
Net Gaming Revenues	$8,787,349	$3,805,843	$17,216,136	$7,233,762
Add: Commission Revenues	18,152	81,654	117,153	163,499
Add: Service Revenues	17,159	206,926	83,238	572,363
Total Revenues	$8,822,659	$4,094,423	$17,416,527	$7,969,624

18. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended June 30, 2018 and June 30, 2017.

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

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Reform Act, following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earning at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of the deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense within the measurement period.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% during 2018 and 2017, respectfully, the to the Company’s effective tax rate is as follows:

	June 30, 2018	June 30, 2017
U.S. Statutory rate	$(1,040,057)	$(198,540)
Tax rate difference between Italy, Austria, Canada and U.S.	(154,405)	18,156
Change in Valuation Allowance	1,628,336	270,565
Permanent difference	323,568	(28,726)
Effective tax rate	$757,442	$61,455

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $12.3 million as of June 30, 2018 in the U.S. This NOL may be offset against future taxable income through the year 2038. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	June 30, 2018	June 30, 2017
Current	$757,442	$61,455
Deferred	—	—
Total	$757,442	$61,455

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	June 30, 2018	June 30, 2017
Net loss carryforward - Foreign	$58,332	$38,531
Net loss carryforward - US	4,469,258	4,280,529
	4,527,590	4,319,060
Less valuation allowance	(4,527,590)	(4,319,060)
Deferred tax assets	$—	$—

19. Subsequent Events

On July 5, 2018, the Company filed a certificate of amendment to amend Article 4 of its Certificate of Incorporation with the State of Delaware, increasing the number of authorized shares of the Company from 100,000,000 shares to 180,000,000 shares of which 160,000,000 shares are designated common stock, par value $0.0001 per share, and 20,000,000 shares are designated preferred stock, par value $0.0001 per share.

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

Our subsidiaries now own a betting platform software technology and operate approximately 1,000 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 165 CED agency locations.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017.

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

Revenues

The Company generated revenues of $8,822,659 and $17,416,526 for the three and six months ended June 30, 2018, compared to revenues of $4,094,423 and $7,969,624 for the three and six months ended June 30, 2017, respectively. The revenues are comprised of Net Gaming Revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues for the three and six months ended June 30, 2018 over the same period ended June 30, 2017 is attributed to the growth in our offline and web-based gaming operations as well as revenues derived from BPS services that were a result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 1,000 web-based shops, 7 corners and 165 agencies as of June 30, 2018, compared to approximately 1,000 web-based shops, 7 corners and 109 agencies as of June 30, 2017.

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2018 and June 30, 2017. Turnover represents the total bets processed for the period.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Turnover
Turnover web-based	$55,025,859	$27,499,233	$101,091,758	$56,249,069
Turnover land-based	45,013,592	22,072,383	89,507,552	46,042,050
Total Turnover	$100,039,451	$49,571,616	$190,599,310	$102,291,119

Winnings/Payouts
Winnings web-based	54,687,682	26,063,667	97,305,678	53,286,149
Winnings land-based	35,765,405	19,241,356	74,511,647	40,945,9997
Total Winnings/payouts	90,453,086	45,305,023	171,817,325	94,232,146

Gross Gaming Revenues	$9,586,364	$4,266,593	$18,781,985	$8,058,973

Less: ADM Gaming Taxes	799,016	460,750	1,595,849	825,211
Net Gaming Revenues	$8,787,349	$3,805,843	$17,216,136	$7,233,762
Add: Commission Revenues	18,152	81,654	117,153	163,499
Add: Service Revenues	17,159	206,926	83,238	572,363
Total Revenues	$8,822,659	$4,094,423	$17,416,527	$7,969,624

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, ADM license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

For the three and six months ended June 30, 2018 our selling expenses were $5,826,243 and $11,903,600 and for the three and six months ended June 30, 2017 our selling expenses were $2,474,200 and $5,911,151.

Interest Expenses

The Company incurred interest expense, net of interest income, of $1,050,270 and $1,262,509 for the three and six months ended June 30, 2018, respectively, compared to interest expense, net of interest income, of $83,540 and $250,387 for the three and six months ended June 30, 2017, respectively.

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability generated a gain of $18,014,364 and $18,268,653 for the for the three and six months ended June 30, 2018 and generated a loss of $7,931 and a gain $136,695 for the three and six months ended June 30, 2017.

Net Income (Loss)

For the three and six months ended June 30, 2018, the Company had a net loss of $6,487,928 and $5,719,251 or a loss of $0.09 and $0.08 per share, basic and diluted, compared to a net income of $213,405, or $0.00 per share, basic and diluted, and a net loss of $628,711, or $0.01 per share, basic and diluted for the three and six months ended June 30, 2017.

The increase in net loss during 2018 is primarily due to debt issuance in the second quarter of 2018 offset by the increase in revenues generated from the large increase in betting turnover, relative decrease in selling expenses, general and administrative expenses, positive effect of changes in fair market value of derivative liabilities and gain on litigation in connection with settlement as described in Note 12.

Other Comprehensive Income

Our other comprehensive income consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets denominated in Euro.

The Company's reporting currency is the U.S. dollar while the functional currency of our subsidies is the Euro, the local currency in Italy and Austria and the functional currency of our Canadian subsidiary is the Canadian dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

The Company recorded a foreign currency translation adjustment loss of $98,355 and $162,873 for the three and six months ended June 30, 2018 and a foreign currency translation adjustment gain of $33,610 and a loss of $36,593 for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Assets

At June 30, 2018, we had a total of $22,721,479 in assets compared to $12,224,496 in assets at December 31, 2017. The increase is primarily related to the increase in cash and cash equivalents and investment in non-consolidated entities.

Liabilities

At June 30, 2018, we had $18,341,670 in current liabilities and $903,218 in long term liabilities, compared to current liabilities of $7,214,958 and long-term liabilities of $895,488 at December 31, 2017.

Working Capital

The Company had $6,785,266 in cash and cash equivalents at June 30, 2018 compared to $6,469,858 cash and cash equivalents on December 31, 2017.

We had $8,506,218 in current assets and $18,341,670 in current liabilities, resulting in working capital deficit of $9,835,452 at June 30, 2018, compared to working capital surplus of $635,455 at December 31, 2017.

Accumulated Deficit

As of June 30, 2018, we had a total accumulated deficit of $15,616,871, compared to a total accumulated deficit of $9,897,620 at December 31, 2017.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $350,000) for Multigioco and EUR 50,000 (approximately USD $58,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash flows from operating activities resulted in net cash provided by operating activities of $1,237,245 for the six months ended June 30, 2018, compared to $659,966 of net cash used in operating activities for the six months ended June 30, 2017.

Cash Flows from Investing Activities

The net cash used in investing activities for the six months ended June 30, 2018 was $4,426,851 compared to $160,812 of net cash used in investing activities for the six months ended June 30, 2017.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $3,673,614 compared to $553,622 of net cash provided by financing activities for the six months ended June 30, 2017.

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

Related Party Transactions

Loan Receivable - related party

In February 2018 the Company provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by EUR 45,675 (approximately USD $53,000). The loans bears interest at 4.47% and will be due in February 2019. An officer of the Company holds a 34% stake in Engage IT Services.

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	June 30, 2018	June 30, 2017
Gold Street Capital Corp.	$62,773	$15,099
Doriana Gianfelici	—	55,916
Luca Pasquini	—	177
Other stockholders	—	540,643
Total advances from stockholders	$62,773	$611,835

Amounts due to Gold Street, the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and six months ended June 30, 2018, the Company also paid management fees of $36,000 and $72,000 to Gold Street Capital Corp.

During the six months ended June 30, 2018, the Company paid management fees of approximately $6,000 to Luca Pasquini. Also, the Company paid service fees of EUR 240,000 (approximately USD $280,000) to Ulisse Services Ltd., a company owned by Luca Pasquini.

During the period ended June 30, 2018, the Company paid EUR 5,000,000 (approximately USD $5,846,370) in cash to repurchase 3,331,200 shares of common stock and issued 4,735,600 shares of common stock of the Company equal to EUR 5,000,000 at a price of USD $1.18 (or approximately USD $5,846,370) to the former shareholders of Ulisse which included Luca Pasquini our CTO; Gabriele Peroni our VP Business Development and France Salvagni or VP of Land-based Operations to exercise the Ulisse Put Option pursuant to the Stock Purchase Agreement between the Company and Ulisse GmbH dated July 1, 2016.

The amounts due to the stockholders at June 30, 2018 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties with a principal balance of approximately $318,000 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include approximately $94,000 in accrued interest on these notes.

Inflation

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving the Company are generally denominated in U.S. dollars “USD” and Canadian dollars “CAD” while the functional currency of our subsidiaries is in Euro. Debt has also been issued in both USD and CAD. Changes and fluctuations in the foreign exchange rate between the Euro and the USD and CAD to the USD will have an effect on our results of operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2018, our internal control over financial reporting was not effective due to material weaknesses resulting from our limited resources.

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

Date: August 14, 2018	Newgioco Group, Inc
By: /s/ Michele Ciavarella
Michele Ciavarella Chairman of the Board, Chief Executive Officer, and Principal Financial Officer