Form 10-Q
period 2018-09-30
Newgioco Group, Inc.
filed 2018-11-19
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

There were 75,540,298 shares of common stock outstanding as of November 19, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "pro forma" or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Newgioco Group, Inc. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Newgioco Group, Inc. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "Newgioco Group" "our Company," "the Company," "we," "our," and "us" refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$5,808,689	$6,469,858
Accounts receivable	11,312	116,489
Gaming accounts receivable	1,271,864	1,163,831
Prepaid expenses	210,155	87,692
Related party receivable	190,509	—
Other current assets	107,307	12,543
Total Current Assets	7,599,836	7,850,413

Noncurrent Assets
Restricted cash	1,568,332	587,905
Property, plant and equipment	322,722	280,111
Intangible assets	12,635,966	3,245,748
Goodwill	260,318	260,318
Investment in non-consolidated entities	192,500	1
Total Noncurrent Assets	14,979,838	4,374,083
Total Assets	$22,579,674	$12,224,496

Current Liabilities
Line of credit - bank	$500,000	$177,060
Accounts payable and accrued liabilities	3,317,455	1,606,560
Gaming accounts balances	1,031,949	1,274,856
Taxes payable	1,007,753	1,555,371
Advances from stockholders	141,667	547,809
Liability in connection with acquisition	—	142,245
Debentures, net of discount	3,415,054	1,148,107
Derivative liability	—	222,915
Promissory notes payable – other	—	100,749
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	131,079	121,208
Total Current Liabilities	9,863,035	7,214,958

Bank loan payable	259,405	362,808
Other long-term liabilities	605,160	532,680
Total Liabilities	10,727,600	8,110,446

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 75,540,298 and 74,143,590 shares issued and outstanding as of September 30, 2018 and December 31, 2017	7,534	7,415
Additional paid-in capital	23,990,363	14,254,582
Accumulated other comprehensive income	(904,114)	(250,327)
Accumulated deficit	(11,241,709)	(9,897,620)
Total Stockholders' Equity	11,852,074	4,114,050
Total Liabilities and Stockholders’ Equity	$22,579,674	$12,224,496

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,823,286	$5,121,019	$25,239,812	$13,090,643

Costs and Expenses
Selling expenses	5,314,436	3,126,025	17,218,036	9,037,176
General and administrative expenses	2,897,835	1,441,290	7,013,563	3,932,468
Total Costs and Expenses	8,212,271	4,567,315	24,231,599	12,969,644

Income (Loss) from Operations	(388,985)	553,704	1,008,213	120,999

Other Expenses (Income)
Interest expense, net of interest income	329,618	110,391	1,592,127	360,778
Changes in fair value of derivative liabilities	(5,244,587)	(108,750)	—	(245,445)
Imputed interest on related party advances	—	8,248	761	22,535
Gain on litigation settlement	—	—	(516,120)	—
Loss on issuance of debt	—	—	212,270	—
Impairment on investment	—	186	—	6,758
Loss on marketable securities	2,500	—	157,500	—
Total Other Expenses (Income)	(4,912,469)	10,075	1,446,538	144,626

Income (Loss) Before Income Taxes	4,523,484	543,629	(438,325)	(23,627)
Income tax provision	83,356	271,964	840,798	333,419
Net Income (Loss)	$4,440,128	$271,665	$(1,279,123)	$(357,046)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(490,915)	43,259	(653,788)	6,666

Comprehensive Income (Loss)	$3,949,213	$314,924	$(1,932,911)	$(350,380)

Income (loss) per common share – basic *	0.06	0.00	(0.02)	0.00
Income (loss) per common share – diluted *	0.04	0.00	(0.02)	0.00
Weighted average number of common shares outstanding – basic *	74,540,298	74,018,590	75,178,017	74,018,590
Weighted average number of common shares outstanding – diluted *	106,107,471	75,104,016	75,178,017	74,018,590

* The number of shares of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
Cash Flows from Operating Activities	2018	2017
Net income (loss)	$(1,279,123)	$(357,046)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	500,391	426,258
Amortization of deferred costs	58,188	72,460
Non-cash interest	1,193,434	170,236
Loss on issuance of debt	217,140	—
Imputed interest on advances from stockholders	1,514	22,535
Changes in fair value of derivative liabilities	—	(245,445)
Unrealized loss on trading securities	157,500	—
Impairment (recovery) of assets	(516,120)	6,758
Bad debt expense	6,354	98,068

Changes in Operating Assets and Liabilities
Prepaid expenses	(180,651)	(92,052)
Accounts payable and accrued liabilities	1,776,266	163,655
Accounts receivable	98,823	(66,191)
Gaming accounts receivable	(108,033)	(459,436)
Gaming accounts liabilities	(242,907)	66,983
Taxes payable	(547,618)	204,316
Other current assets	(94,764)	3,967
Customer deposits	—	118,037
Long term liability	72,480	13,811
Net Cash Provided by (Used in) Operating Activities	1,112,874	146,914

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,487,456)	(140,551)
Increase in restricted cash	(980,427)	(44,499)
Net Cash Used in Investing Activities	(5,467,883)	(185,050)

Cash Flows from Financing Activities
Proceeds from bank credit line	500,000	317,165
Repayment of bank credit line	(177,060)	—
Repayment of bank loan	(93,532)	(80,208)
Proceeds from debentures and convertible notes, net of repayment	6,883,906	401,653
Advance to related party	(190,509)	—
Purchase of treasury stock	(2,261,307)	—
Advances from stockholders, net of repayment	(406,142)	24,695
Net Cash Provided by (Used in) Financing Activities	4,255,356	663,305

Effect of change in exchange rate	(561,516)	327,959

Net increase (decrease) in cash	(661,169)	953,128
Cash – beginning of the period	6,469,858	2,230,422
Cash – end of the period	$5,808,689	$3,183,550

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20,321	$190,803
Income tax	$1,593,645	$180,004

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of intangible	$5,588,008	$—
Common stock issued with debt	$582,486	$—
Discount due to warrants issued with debt	$2,307,569	$—
Discount due to beneficial conversion feature	$2,585,569	$—
Discount due to broker warrants issued with debt	$643,860	$—
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	$222,915	$—

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods is unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

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

On December 20, 2017, the Company completed a two-for-one forward stock split of its then outstanding securities. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect such forward stock split. See Notes 2 and 11 for additional information about the forward stock split effected in the form of a stock dividend.

Nature of Business

Newgioco Group, Inc. ("Newgioco Group" or the "Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly-owned subsidiaries in Canada, Italy and Austria.

Our subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

Newgioco Group is a commercial stage and vertically integrated company which owns and operates an innovative, certified Betting Platform Software (“BPS”), offering a complete suite of online and offline leisure gaming services including sports betting, a variety of lottery and casino gaming on a business to business basis. Newgioco Group also operates a retail distribution network through regulated websites and licensed betting locations situated throughout Italy.

2. Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions are eliminated upon consolidation.

Certain items in prior periods were reclassified to conform to the current period presentation.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Adoption of ASU 2017-11

The Company changed its method of accounting for the Debentures and Warrants through the early adoption of ASU 2017-11 during the three months ended September 30, 2018 on a modified retrospective basis. Accordingly, the Company reclassified the warrant and conversion option derivative liabilities to additional paid in capital on its January 1, 2018 consolidated balance sheets totaling approximately $222,915 and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of approximately $64,966. This resulted to an increase in additional paid-in capital by $287,881. In addition, because of the modified retrospective adoption, the Company recalculated the derivative liabilities for debt issued in 2018 and reduced the loss on debt issuance and change in fair value of derivative liabilities on its consolidated statements of operations by approximately $5 million and reduced amortization of debt discount by approximately $650,000 for the nine months ended September 30, 2018. The following table provides a reconciliation of the warrant derivative liability, convertible debt, conversion option derivative liability, stock warrant, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of January 1, 2018:

	Convertible Debt	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2018 (Prior to adoption of ASU 2017-11	$1,148,107	$222,915	$14,254,582	$(9,897,620)
Reclassified derivative liabilities and cumulative effect of adoption	—	(222,915)	287,881	(64,966)
Balance, January 1, 2018 (After adoption of ASU 2017-11)	$1,148,107	$—	$14,542,463	$(9,962,586)

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

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, the Company has no derivative financials instruments classified as a liability at September 30, 2018.

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity and include warrants granted and convertible debt. These potentially dilutive securities were included in the calculation of earnings per share for the three months ended September 30, 2018 and 2017 but not for the nine months ended September 30, 2018 and 2017 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for nine months ended September 30, 2018 and 2017.

On December 20, 2017, the Company completed a two-for-one forward stock split in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect such forward stock split.

The following is a reconciliation of weighted average shares and a calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	4,440,128	271,665	(1,279,123)	(357,046)

Weighted Average Basic Shares	74,540,298	74,018,590	75,178,017	74,018,590
Effect of dilutive securities	31,567,173	1,085,426	—	—
Weighted Average diluted Shares	106,107,471	75,104,016	75,178,017	74,018,590

Earnings per share
Basic	0.06	0.00	(0.02)	0.00
Diluted	0.04	0.00	(0.02)	0.00

Currency translation

The Company's subsidiaries operate in Europe with a functional currency of Euro and in Canada with a functional currency of Canadian dollars. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, assets and liabilities are translated at period-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 (“ASC Topic 606”) supersedes the existing revenue recognition guidance and is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASC Topic 606 on January 1, 2018 and has determined that the new standard does not have a material impact on the nature and timing of revenues recognized.

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

Revenues from the BPS include license fees, training, installation, and product support services. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees were recognized on an accrual basis as earned.

Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of September 30, 2018 and December 31, 2017.

The Company primarily places its cash with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation, in Canada which are insured by the Canadian Deposit Insurance Corporation, in Italy which is insured by the Italian deposit guarantee fund Fondo Interbancario di Tutela dei Depositi (FITD) and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken).

Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded bad debt expense $nil and $33,118 for the three months ended September 30, 2018 and 2017, respectively, and $nil and $98,068 bad debt expense for the nine months ended September 30, 2018 and 2017, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The derivative liability in connection with the conversion feature of the convertible debt and warrants was classified as a level 3 liability and is the only financial liability measured at fair value on a recurring basis.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2018 and the year ended December 31, 2017. Refer to this Note for accounting of early adoption of ASU 2017-11.

Balance at December 31, 2016	$211,262
Issued during the year ended December 31, 2017	268,884
Exercised during the year ended December 31, 2017	—
Change in fair value recognized in operations	(257,231)
Balance at December 31, 2017	$222,915
Issued during the nine months ended September 30, 2018	31,010,535
Canceled during the nine months ended September 30, 2018	(470,070)
Change in fair value recognized in operations	(18,268,653)
Adjustment due to ASU 2017-11	(12,494,727)
Balance at September 30, 2018	$—

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

All lease agreements of the Company as lessees are accounted for as operating leases as of September 30, 2018 and 2017.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

The Company has elected to include interest and penalties related to uncertain tax positions, if determined, as a component of income tax expense.

In Italy, tax years beginning 2012 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2014 forward, are subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

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

Equity investments with readily determinable fair value, are measured at fair value with changes in fair value recognized in earnings. The Company’s investment in Zoompass Holdings Inc was accounted for at fair value. These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized (losses) recorded to earnings related to these securities were $2.500 and $157,500 for the three and nine months ended September 30, 2018, respectively.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB ASC and created Topic 842, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This Company adopted ASU 2017-09 on January 1, 2018 and has determined that the new standard does not have a material impact the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity transactions. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company early adopted the ASU 2017-11 in the third quarter of 2018.

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

Pursuant to the Odissea SPA, upon completion of certification of the betting operating system by Italy’s online gaming and betting regulator, Agenzia delle Dogane e dei Monopoli (“ADM”) which was obtained on June 30, 2017, the sellers may exercise the option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 4,386,100 shares) at a fixed price of USD $0.50 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Ulisse GmbH (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Ulisse SPA”), which closed on July 1, 2016, with the shareholders of Ulisse organized under the laws of Austria. Ulisse operates a network of approximately 170 land-based agency locations. Pursuant to the agreement, the Company issued 3,331,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse.

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

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.7 million). The purchase price adjustment was paid half in cash of 5 million Euros (approximately USD $5.85 million) and the Company issued 4,735,600 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018.

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). The Company repurchased and retired the balance of 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately USD $595,000).

4. Intangible Assets

Intangible assets consist of the following:

	September 30, 2018	December 31, 2017	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Multigioco ADM license	9,724,244	—	15
Licenses	970,422	967,328	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	14,400,964	4,673,626
Accumulated amortization	(1,764,998)	(1,427,878)
Balance	$12,635,966	$3,245,748

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded $112,368 and $337,120 in amortization expense for the three and nine months ended September 30, 2018, respectively, and $112,233 and $332,739 for the three and nine months ended September 30, 2017, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

5. Restricted Cash

Restricted cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against our operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations. In addition, the Company maintains a $1 million deposit at Metropolitan Commercial bank held as security against a $1 million line of credit. See Note 7.

6. Other long term liabilities

Other long term liabilities represents the Italian "Trattamento di Fine Rapporto" which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	September 30, 2018	December 31, 2017
Severance liability	$159,063	$131,905
Customer deposit balance	446,097	400,775
Total other long term liabilities	$605,160	$532,680

7. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $350,000) for Multigioco and EUR 50,000 (approximately USD $58,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date. In addition, the Company maintains a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Note 5. At September 30, 2018, the Line of Credit has an outstanding balance of $500,000.

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

9. Related party transactions and balances

Related Party Loans

In February 2018 the Company provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by EUR 45,675 (approximately USD $53,000). The loans bear interest at 4.47% and is due in February 2019. An officer of the Company holds a 34% stake in Engage IT Services Srl.

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	September 30, 2018	December 31, 2017
Gold Street Capital Corp.	$141,667	$41,143
Doriana Gianfelici	—	58,792
Luca Pasquini	—	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$141,667	$547,809

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and nine months ended September 30, 2018, the Company paid management fees of $nil and $72,000, respectively, to Gold Street Capital Corp.

In January 2018, the Company advanced EUR 100,000 (approximately USD $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. As of the date of this report the application is pending and there is no assurance that the gaming license in Malta would be obtained. Changes in the balance of the advance were due to the fluctuations in foreign exchange rates.

During the nine months ended September 30, 2018, the Company paid management fees of approximately 360,000 Euro to Ulisse Services, Ltd. to cover office and set-up expenses, of which 40,000 Euro is included in accounts payable.

The amounts due to the stockholders at September 30, 2018 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties with a principal of approximately $318,000 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include approximately $104,000 in accrued interest on these notes.

10. Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of the following:

	September 30, 2018	December 31, 2017
2336414 Ontario Inc	$—	$875,459
Banca Veneto	—	1
Zoompass Holdings Inc.	192,500	—
		875,459

Less impairment	—	(875,459)
Total investment in non-consolidated entities	$192,500	$1

In December 2014, the Company invested CDN $1,000,000 (approximately USD $778,000) in a private placement of common shares of 2336414 Ontario Inc. (“2336414”) representing 666,664 common shares, or 2.3% of 2336414. 2336414 is an Ontario corporation and was the parent company of Paymobile Inc. (“Paymobile”) a carrier-class, Payment Card Industry (“PCI”) compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll and check replacement. The Company also had warrants to purchase additional shares in 2336414 that were not exercised and have since expired.

On December 31, 2014 the Company set up a 100% impairment on the investment in 2336414 because Paymobile did not produce any meaningful income and the Company determined that it may not be able to realize its investment in 2336414.

In August 2016, 2336414 transferred its interest in Paymobile to Zoompass Holdings, Inc a Nevada corporation (“Zoompass”). On March 31, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with 2336414, Paymobile and a director of 2336414. Pursuant to the terms and conditions of the Settlement Agreement, the Company received 2,500,000 shares of common stock of Zoompass and Paymobile agreed to discharge debt and interest of approximately CDN $210,000 due under the promissory note. The investment in Zoompass has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in value recorded to earnings. In connection with the settlement, the Company recorded a gain on litigation settlement of $516,120 in the first quarter of 2018. See also Note 13.

On December 31, 2017, the Company recorded an impairment of $1 for the shares of Banca Veneto held.

For the three and nine months ended September 30, 2018, the Company recorded a loss of $2,500 and $157,500 related to the investment in Zoompass.

11. Stockholders’ Equity

On November 28, 2017, the Board of Directors approved a 2-for-1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017. Share and per-share amounts disclosed as of September 30, 2018 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.

In May 2018, the Company repurchased and retired 3,331,200 shares issued in June 2016 to the Ulisse sellers. In addition, 4,735,600 new shares were issued to the sellers based on the purchase price adjustment of Ulisse per the Ulisse SPA.

In May 2018, the Company repurchased and retired 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately USD $595,000) based on the stock purchase agreement between the Company and Multigioco dated August 15, 2014.

In May 2018, a warrant holder exercised warrants on a cashless basis and was issued 201,088 shares of the Company’s common stock.

In connection to the debenture units issued in the second quarter of 2018, the Company issued an aggregate of 1,720,064 shares of common stock at 100% of the market price to the debenture holders. See also Note 12.

In connection to the debenture units issued in the first quarter of 2018, the Company issued an aggregate of 111,000 shares of common stock at 100% of the market price to the debenture holders. See also Note 12.

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

February 2016 and April 2016 Convertible Notes

In February 2016, the Company consummated the transactions contemplated pursuant to a securities purchase agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds, or $150,000, less legal expenses of $15,000. In addition, the Company paid $75,000 in commission. Pursuant to the securities purchase agreement, the Company also issued a warrant to purchase up to 326,088 shares of Company’s common stock at an exercise price of $0.575 per share. The notes issued pursuant to the offering bear an interest rate of 12% per annum and were due in one year. The Company continued to accrue interest at 22% past the due date. The notes were guaranteed by Confidi Union Impresa, an unrelated party.

During the nine months ended September 30, 2018, the Company paid approximately $1 million to pay the entire amount due under the notes in full, including penalty and interest towards the consent judgement related to the settlement agreement with the investor dated May 15, 2017. Accounts payable and accrued liabilities included an accrued interest on the notes of $8,425 at September 30, 2018 and $139,041 at December 31, 2017.

First Quarter Debentures

On February 26, 2018, we issued debentures units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 160 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 (USD $521,900) debentures and received warrants to purchase up to 167,500 shares of the Company’s common stock and 111,000 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the Warrants issued to investors in the February 2018 Private Placement.

Second Quarter Debentures

In April 2018, we issued debentures units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 160 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 (USD $105,200) debentures and received warrants to purchase up to 33,750 shares of the Company’s common stock and 21,600 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the April 2018 Private Placement.

On April 19, 2018, we re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 160 shares of restricted common stock. The investors in the April 19, 2018 Debentures received an aggregate principal amount of CDN $1,436,000 (USD $1,118,600) debentures, warrants to purchase up to 359,000 shares of the Company’s common stock and 229,760 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

On May 11, 2018, we issued debentures units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 160 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 (US $102,000) debentures and received warrants to purchase up to 32,750 shares of the Company’s common stock and 20,960 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the May 11, 2018 Private Placement.

On May 31, 2018, we closed a private placement offering of up to 7,500 units and entered into Subscription Agreements (the “Agreements”) with certain accredited investors (the “May 31, 2018 Private Placement”). The units were offered in both U.S. and Canadian dollar denominations. Each unit sold to U.S. investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”), (ii) 208 shares of our common stock and (ii) warrants to purchase up to 1082.25 warrants shares of our common stock (the “U.S. Warrants”). Each unit sold to Canadian investors was sold at a per unit price of CND $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of CND $1,000 (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 160 shares of our common stock and (ii) warrants to purchase up to 832.50 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”).

The May Warrants are exercisable at an exercise price of $0.50 per share and expire two years after the issuance date.

The U.S. investors in the May 31, 2018 Private Placement purchased a total 3,268 units and we issued U.S. Debentures in the principal amount of $3,268,000 and Canadian investors purchased 4,800 units and we issued Canadian Debentures in the principal amount of CDN $4,800,000 (US $3,739,200). In addition, investors received May Warrants to purchase up to 6,438,062 shares of the Company’s common stock and 1,447,744 restricted shares of common stock.

In connection with the May 31, 2018 Private Placement, we paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of May Warrants sold to investors. The broker warrants had like terms as the May Warrants issued to Investors in the May 31, 2018 Private Placement.

One of the investors, Mr. Harold Wolkin, through his company, Princeville Capital, purchased 200 Canadian units on May 31, 2018. Mr. Wolkin received 32,000 shares of common stock and Canadian Warrants to purchase up to 166,500 of the Company’s common stock at an exercise price of $0.50 per share which May Warrants expire on May 31, 2020. Mr. Wolkin has since become a director of the Company and has been elected as Chairman of the Board and Chair of the Audit Committee.

In addition, on June 18, 2018, the Company received proceeds from the second closing of the May 31, 2018 Private Placement and issued U.S. Debenture in the principal amount of USD $950,000 and Canadian Debentures in the principal amount of CDN $9,500 (approximately USD $7,455) net of commissions with identical terms of the May Debentures. In addition, the Company also issued two-year May Warrants to purchase up to 1,094,738 shares of the Company’s common stock at an exercise price of $0.50 per share.

Warrants issued in relation to the debentures and notes are discussed in Note 15.

13. Promissory Notes Payable – Other

In December 2014, the Company received a promissory note in the principal amount of CDN $500,000 (approximately USD $390,000) from Paymobile, a subsidiary of 2336414 of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On March 31, 2018, the Company entered into the Settlement Agreement with 2336414, Paymobile and Zoompass. Pursuant to the terms and conditions of the Settlement Agreement, CDN $210,000 (approximately USD $160,000), in principal and accrued interest was forgiven and written off. See Note 10.

14. Bank Loan Payable

In September 2016, the Company obtained a loan of EUR 500,000 (approximately USD $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending September 30, 2021. Monthly repayments of EUR 9,760 (approximately USD $11,000) began in January 2017.

The Company made payments of EUR 19,500 and 78,000, respectively (approximately USD $23,000 and $91,000) during the three and nine months ended September 30, 2018 which included principal of approximately $20,000 and interest of approximately $3,000 for the three months ended September 30, 2018 and $78,000 in principal and $13,000 in interest for the nine months ended September 30, 2018.

15. Warrants

The exercise price of the warrants has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

In February 2016, pursuant to a securities purchase agreement, the Company issued warrants to purchase up to 260,870 shares of the Company’s common stock at an exercise price of $0.575 per share in connection with the February 2016 convertible promissory note which may be exercised by the warrant holders between August 28, 2016 and February 28, 2019. In April 2016, the Company issued warrants to the same holders to purchase up to 65,218 shares of the Company’s common stock at an exercise price of $0.575 per share in connection with the April 4, 2016 convertible promissory note which may be exercised by the warrant holder until April 4, 2019 (See Note 12).

In May 2018, the warrant holder exercised warrants to purchase 201,088 shares of the Company’s common stock on a cashless basis.

On April 4, 2016, the Company issued warrants to purchase up to 124,440 shares of the Company’s common stock at an exercise price of $0.575 per share which may be exercised by the warrant holders until April 4, 2019. The warrants were issued to placement agents in relation to securing the February 29, 2016 and April 4, 2016 convertible promissory notes (See Note 12).

In connection with the private placement agreements entered into with accredited investors between February 26, 2018 and June 18, 2018, for each USD $1,000 debenture unit the Company issued two-year warrants to purchase up to 1082.25 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 832.50 shares of the Company’s common stock at an exercise price of $0.50 per share. (See Note 12)

The fair value of the warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value at issuance for the warrants outstanding at September 30, 2018:

Exercise Price/share at Issuance	$0.50 - $0.625
Common Stock Price/share	$0.50 - $1.52
Volatility	222% – 231%
Term (Years)	2
Dividend Yield	0%
Interest Rate	2.22% – 2.56%
Forfeiture Risk	0%

A summary of warrant transactions during the nine months ended September 30, 2018 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	467,928	$0.58	2.13
Issued	162,000	$0.50	2.00
Exercised	—	—	—
Expired	(17,400)	—	—
Outstanding at December 31, 2017	612,528	$0.54	1.37
Exercisable at December 31, 2017	561,528	$0.56	1.21
Issued	8,770,054	$0.51	2.00
Canceled	(216,500)	$0.63	—
Exercised	(326,088)	$0.58	—
Expired	(124,440)	$0.58	—
Outstanding at September 30, 2018	8,715,554	$0.50	1.66
Exercisable at September 30, 2018	175,875	$0.50	1.41

16. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and nine months ended September 30, 2018 and 2017. Turnover represents the total bets processed for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Turnover
Turnover web-based	$52,062,617	$22,033,214	$153,154,375	$78,282,283
Turnover land-based	35,807,178	26,093,287	125,314,730	72,135,336
Total Turnover	$87,869,795	$48,126,501	$278,469,105	$150,417,619

Winnings/Payouts
Winnings web-based	47,299,439	20,904,833	144,605,117	74,233,981
Winnings land-based	31,993,069	21,914,946	106,504,717	62,860,944
Total Winnings/payouts	79,292,508	42,862,779	251,109,834	137,094,925

Gross Gaming Revenues	$8,577,287	$5,263,722	$27,359,271	$13,322,694

Less: ADM Gaming Taxes	803,407	334,647	2,369,256	1,159,858
Net Gaming Revenues	$7,773,880	$4,929075	$24,990,015	$12,162,836
Add: Commission Revenues	5,964	55,086	123,117	218,585
Add: Service Revenues	43,442	136,858	126,680	709,222
Total Revenues	$7,823,286	$5,121,019	$25,239,812	$13,090,643

17. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended September 30, 2018 and September 30, 2017.

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

The Company continues to evaluate the accounting for uncertainty in tax positions at the end of each reporting period. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The position ascertained inherently requires judgment and estimates by management.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% during 2018 and 2017, respectfully, to the Company’s effective tax rate is as follows:

	September 30, 2018	September 30, 2017
U.S. Statutory rate	$(161,867)	$(198,540)
Tax rate difference between Italy, Austria, Canada and U.S.	(169,864)	18,156
Change in Valuation Allowance	750,714	270,565
Permanent difference	421,816	(28,726)
Income tax expense	$840,799	$61,455

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $14.7 million as of September 30, 2018 in the U.S. This NOL may be offset against future taxable income through the year 2038. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	September 30, 2018	September 30, 2017
Current	$840,799	$333,419
Deferred	—	—
Total	$840,799	$333,419

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	September 30, 2018	September 30, 2017
Net loss carryforward - Foreign	$181,351	$94,848
Net loss carryforward - US	3,081,721	4,393,558
	3,263,072	4,488,406
Less valuation allowance	(3,263,072)	(4,488,406)
Deferred tax assets	$—	$—

18. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "pro forma" or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 30, 2018 under the heading “Risk Factors”.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

General Plan of Operation

Newgioco Group, Inc. ("Newgioco Group" or the " Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly-owned subsidiaries in Italy and Austria.

Our subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, as well as Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016.

Newgioco Group is a commercial stage and vertically integrated company which owns and operates an innovative Betting Platform Software (“BPS”), offering a complete suite of online and offline leisure gaming services including a variety of lottery and casino gaming, as well as sports betting products through a distribution network of retail betting locations situated throughout Italy. The Company intends to grow through acquisitions and organic development of its distribution network in Italy in addition to exploring new opportunities in regulated gaming markets internationally.

Our revenues are derived from gaming products distributed by our subsidiaries in addition to business-to-business BPS services to third party operators provided by our subsidiary Odissea.

Our subsidiaries now own a BPS technology and operate approximately 1,000 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 170 CED agency locations.

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) is unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as New Jersey, Delaware, West Virginia and Mississippi have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Iowa, Indiana, Illinois, Kentucky, Michigan, Ohio, Maryland, and Rhode Island are considering active bills.

As part of our multi-year business growth strategy, we made significant investments in the third quarter of 2018 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, Newgioco Group initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments will result in short-term, non-recurring expenses related to key elements including the expansion of CEO responsibilities into regulatory and policy development functions, as well as establishing a centralized US-based headquarters. In Q3, Newgioco Group also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well allocating a software development team at Odissea for coding and submission of its platform for GLI-33 certification to Gaming Laboratories International (“GLI”) for the U.S. market.

To be an early mover and aggressively expand in the rapidly evolving state regulated U.S. sports betting market, the Company appointed independent members to its board of directors, some of which have experience with the Nevada gaming industry. The Company also hired its first U.S.-based senior executive and intends to engage a senior gaming executive to lead its U.S. expansion efforts.

In 2019, we anticipate that the U.S. market will begin to have a strong and steady uptake in active wagers. We further anticipate the first select states (Nevada, Delaware, New Jersey, Mississippi, West Virginia and New Mexico) to provide the regulatory framework and foundation to build upon for other states and locations. In September 2018, New Jersey generated approximately $24 million in revenue from approximately $184 million in sports bet wagers, with Mississippi generating approximately $5.5 million in revenue from approximately $32 million in sports bet wagers. According to a recent study by Eilers & Krejcik Gaming (EKG), 32 states will likely have legalized sports gambling within five years and as many as 14 could be ready for legislation within two years. Based on 32 states, EKG estimates that the overall U.S. sports betting market could generate approximately $6 billion itemlegalized U.S. sports gambling industry could generate an annual turnover of $100 billion (in 2017, the total sports bet handle in Nevada alone was $4.8 billion).

Newgioco’s sports betting software is the cornerstone that enables us to differentiate ourselves from our market peers. By leveraging our proven high-performance betting technology, alongside our solid foundation of retail know-how in Italy, we expect the GLI-33 certification of our platform to be processed in a timely manner as many of the inherent functions and features of our Italian platform certification have received prior approval and adhere to multi-jurisdictional standards. Upon completing the GLI certification and partnering with a key tribal casino operator, we expect to be well-positioned to commence processing sports bets in the U.S. during the fourth quarter of 2018. Once our sports bet platform is online and processing live wagers on sports such as American football and basketball (both professional and college level) begins, this will establish the foundations for our U.S. market strategy.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017.

Revenues

The Company generated revenues of $7,823,286 and $25,239,812 for the three and nine months ended September 30, 2018, respectively, compared to revenues of $5,121,019 and $13,090,643 for the three and nine months ended September 30, 2017, respectively. The revenues are comprised of net gaming revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues for the three and nine months ended September 30, 2018 over the same period ended September 30, 2017 is attributed to the growth in our offline and web-based gaming operations in Italy as well as revenues derived from BPS services that were a result of the July 1, 2016 acquisition of Ulisse and Odissea.

The Company had approximately 1,000 web-based shops, 7 corners and 172 agency and CED locations as of September 30, 2018, compared to approximately 1,000 web-based shops, 7 corners and 109 agency and CED locations as of September 30, 2017.

The following table represents disaggregated revenues from our gaming operations for the three and nine months ended September 30, 2018 and September 30, 2017. Turnover represents the total bets processed for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Turnover
Turnover web-based	$52,062,617	$22,033,214	$153,154,375	$78,282,283
Turnover land-based	35,807,178	26,093,287	125,314,730	72,135,336
Total Turnover	$87,869,795	$48,126,501	$278,469,105	$150,417,619

Winnings/Payouts
Winnings web-based	47,299,439	20,947,833	144,605,117	74,233,981
Winnings land-based	31,993,069	21,914,946	106,504,717	62,860,944
Total Winnings/payouts	79,292,508	42,862,779	251,109,834	137,094,925

Gross Gaming Revenues	$8,577,287	$5,263,722	$27,359,271	$13,322,694

Less: ADM Gaming Taxes	803,407	334,647	2,369,256	1,159,858
Net Gaming Revenues	$7,773,880	$4,929,075	$24,990,015	$12,162,836
Add: Commission Revenues	5,964	55,086	123,117	218,585
Add: Service Revenues	43,442	136,858	126,680	709,222
Total Revenues	$7,823,286	$5,121,019	$25,239,812	$13,090,643

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, Agenzia delle Dogane e dei Monopoli (“ADM”) license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

For the three and nine months ended September 30, 2018 our selling expenses were $5,314,436 and $17,218,036, respectively, and for the three and nine months ended September 30, 2017 our selling expenses were $3,126,025 and $9,037,176, respectively.

Interest Expenses

The Company incurred interest expense, net of interest income, of $329,618 and $1,592,127 for the three and nine months ended September 30, 2018, respectively, compared to interest expense, net of interest income, of $110,391 and $360,778 for the three and nine months ended September 30, 2017, respectively. The increase in interest expense is primarily from the amortization of debt discounts relating to the sale of convertible debentures in 2018. See Note 2 for ASU 2017-11 early adoption accounting impact.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2018, we reclassified non-cash charges for the six months ended June 30, 2018 of approximately $5 million for the debenture warrant revaluation to stockholders’ equity based on new guidance in 2017, see note 2. The components for determining the fair value of the warrants are contained in the table in Note 15 of the accompanying consolidated financial statements.

Net Income (Loss)

For the three months ended September 30, 2018, the Company had a net income of $4,440,128 or a basic and diluted income of $0.06 and $0.04 per share, respectively, and a net loss of $1,279,123 for the nine months ended September 30, 2018 or a basic and diluted loss of $0.02 per share, compared to a net income of $271,665 or a basic and diluted income of $0.00 per share and net loss of $357,046 or a basic and diluted loss of $0.00 per share for the three months and nine months ended September 30, 2017, respectively.

The increase in net loss for the nine months ended September 30, 2018 is primarily due to debt issuance in the first and second quarter, as well as salaries, legal fees and investments made to launch our U.S. business plan that were incurred in the second and third quarter, which were offset by the increase in revenues generated from the large increase in betting turnover, relative decrease in selling expenses, and gain on litigation in connection with settlement as described in Note 13.

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

The Company recorded a foreign currency translation adjustment loss of $490,915 and $653,788 for the three and nine months ended September 30, 2018, respectively, and a foreign currency translation adjustment gain of $43,259 and $6,666 for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Assets

At September 30, 2018, we had a total of $22,579,674 in assets compared to $12,224,496 in assets at December 31, 2017. The increase is primarily related to the increase in cash and cash equivalents, intangible assets and investment in non-consolidated entities.

Liabilities

At September 30, 2018, we had $9,863,035 in current liabilities and $864,565 in long term liabilities, compared to current liabilities of $7,214,958 and long-term liabilities of $895,488 at December 31, 2017.

Working Capital

The Company had $5,808,689 in cash and cash equivalents at September 30, 2018 compared to $6,469,858 cash and cash equivalents on December 31, 2017.

We had $7,599,836 in current assets and $9,863,035 in current liabilities, resulting in working capital deficit of $2,263,199 at September 30, 2018, compared to working capital surplus of $635,455 at December 31, 2017.

Accumulated Deficit

As of September 30, 2018, we had accumulated deficit of $11,241,709 compared to accumulated deficit of $9,897,620 at December 31, 2017.

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $350,000) for Multigioco and EUR 50,000 (approximately USD $58,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date. In addition, the Company maintains a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank and Metropolitan Commercial Bank, we believe that our focus should be on obtaining additional capital through the sale of our securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash flows from operating activities resulted in net cash provided by operating activities of $1,112,874 for the nine months ended September 30, 2018, compared to $146,914 of net cash provided by operating activities for the nine months ended September 30, 2017.

Cash Flows from Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2018 was $5,467,883 compared to $185,050 of net cash used in investing activities for the nine months ended September 30, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $4,255,356 compared to $663,305 of net cash provided by financing activities for the nine months ended September 30, 2017.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 6 to 9 and 12 to 14 of the Notes to the Consolidated Financial Statements (unaudited) for information related to debt obligations.

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

Related Party Transactions

Loan Receivable - Related Party

In February 2018 the Company provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by EUR 45,675 (approximately USD $53,000). The loans bear interest at 4.47% per annum and will be due in February 2019. An officer of the Company holds a 34% stake in Engage IT Services Srl.

Advances from Related Party

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of advances from stockholders are as follows:

	September 30, 2018	September 30, 2017
Gold Street Capital Corp.	$141,667	$41,143
Doriana Gianfelici	—	58,792
Luca Pasquini	—	(119,939
Other stockholders	—	567,813
Total advances from stockholders	$141,667	$547,809

Amounts due to Gold Street Capital Corp., a major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and nine months ended September 30, 2018, the Company also paid management fees of $nil and $72,000, respectively, to Gold Street Capital Corp.

In January 2018, the Company advanced EUR 100,000 (approximately USD $117,000) to an officer to cover fees related to an application for a gaming license in Malta under the name Ulisse Services, Ltd. As of the date of this report the application is pending and there is no assurance that the gaming license in Malta would be obtained. Changes in the balance of the advance were due to the fluctuations in foreign exchange rates.

During the nine months ended September 30, 2018, the Company paid management fees of approximately EUR 360,000 (approximately USD $418,000) to Ulisse Services Ltd. to cover office and set up expenses, of which 40,000 Euro is included in accounts payable.

During the nine months ended September 30, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, the Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.7 million). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of 5 million Euros (approximately USD $5.85 million) and the Company issued 4,735,600 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our CTO and member of our Board of Directors; Gabriele Peroni, our VP Business Development and France Salvagni, our VP of Land-based Operations. “Ulisse Put Option” means the option granted to Ulisse shareholders to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of USD $0.50 per share.

During the nine months ended September 30, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). The Company repurchased and retired the balance of 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately USD $595,000). And, in connection with the Multigioco Acquisition, on May 31, 2018 the Company paid the amount due to Newgioco Srl for the purchase of land-based assets in full.

Related-Party Debt

Promissory notes payable to related parties with a principal balance of approximately $318,000 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include approximately $104,000 in accrued interest on these notes.

Inflation

We do not believe that general price inflation will have a material effect on the Company's business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving the Company are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro. Debt has also been issued in both USD and CAD. Changes and fluctuations in the foreign exchange rate between the Euro to the USD and CAD to the USD will have an effect on our results of operations.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Newgioco Group is a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act) and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our principal executive officer, or our CEO, and our principal financial officer, or our CFO, concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2018, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 10, 2018)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2018)
10.1	Employment Agreement between the Company and Elizabeth MacLean dated September 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2018)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ James S. Cardwell
James S. Cardwell Chief Financial Officer (Principal Financial Officer)

Exhibit 31.1

Certification of Chief Executive Officer of Newgioco Group, Inc.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michele Ciavarella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newgioco Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 19, 2018

/s/ Michele Ciavarella
Michele Ciavarella
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Certification of Chief Financial Officer of Newgioco Group, Inc.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James S. Cardwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newgioco Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 19, 2018

/s/ James S. Cardwell
James S. Cardwell
Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Michele Ciavarella and James S. Cardwell, the Chief Executive Officer and Chief Financial Officer of Newgioco Group, Inc. (the “Company”), respectively, hereby certify that based on the undersigned’s knowledge:

1.	The Company’s quarterly report on Form 10-Q for the period ended September 30, 2018 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2018	/s/ Michele Ciavarella
Michele Ciavarella
Chief Executive Officer (Principal Executive Officer)

/s/ James S. Cardwell
James S. Cardwell
Chief Financial Officer (Principal Financial Officer)