Form 10-K
period 2018-12-31
Newgioco Group, Inc.
filed 2019-03-08
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of the bid and asked price of the common stock on June 29, 2018 as reported on OTCQB Venture Market, was approximately $30,444,382.

There were 77,217,123 shares of common stock outstanding as of March 7, 2019.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the ‘Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and we cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Newgioco Group” “our Company,” “the Company,” “we,” “our,” and “us” refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1. Business

Company Overview

Established in 1998, Newgioco Group is an international commercial-stage, vertically integrated company engaged in various aspects of the leisure gaming industry. We own and operate a state-of-the-art, innovative betting platform software (“Platform”) and are a licensed leisure lottery and gaming operator offering online and offline leisure gaming services, including a variety of lottery and casino gaming products, as well as sports betting products through a distribution network of retail betting locations situated throughout Italy and internationally through various agents in Africa and South America.

The Platform, colloquially known as “Elys”, is owned by our subsidiary Odissea Betriebsinformatik Beratung GmbH (“Odissea”) and was developed and built on the latest Microsoft.Net Core framework, supporting both online customer gaming accounts as well as land-based bet processing capability with multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) backed by a real-time customer relationship management (“CRM”) and business intelligence (“BI”) program for streamlined cross-platform marketing as well as a synchronized financial accounting processes. Data is communicated directly to on-the-ground sales and marketing agents that manage and maintain both our online and land-based retail distribution. The Platform allows our independent business-to-business (“B2B”) and white-label end users to (i) rapidly and effectively model their gaming businesses and client gaming accounts, (ii) monitor and analyze performance on an ongoing basis, (iii) share dashboards, and (iv) generate management reports all within a fully integrated solution. In addition, our clients can use the built-in artificial intelligence and adaptive business intelligence modules to evaluate actual performance and leverage insights from analytics to make informed, timely decisions to drive future business. The unique ’shop-client’ architecture of the Platform to our knowledge, is the first of its kind in the leisure betting industry. Elys was built around the specific needs of leisure betting opertors through our existing Multigioco distribution throughout Italy.

We currently provide retail land-based (onsite) and web-based (online) gaming services through our subsidiaries, Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”), acquired on July 1, 2015. These operations are carried out under both land-based and online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) in Italy, (formerly known as the Amministrazione Autonoma. dei Monopoli di Stato or AAMS), and our Austrian Bookmaker license, that permit us to distribute leisure betting products such as sports betting, lotto tickets, virtual sports betting, online poker and casino gaming products through both physical, land-based retail locations as well as online through our licensed principal website www.newgioco.it or commercial webskins linked to our principal website and through mobile devices. The information contained in, and that can be accessed through, our website is not incorporated into and is not part of this annual report.

In Italy, our gaming products and services are offered through the following three distribution methods: (1) agencies (the principal business situated at the location is gaming); (2) corners (the principal business situated at the location is primarily other than gaming); and (3) websites that customers can access through a personal computer (“PC”), tablet or mobile device, or alternatively visit a web-café that is under contract to promote our websites. We use a combination of all three distribution methods and currently service approximately 90,000 online user accounts through the three distribution methods: 1,000 web cafés (or “web-shops”), 7 corners and 172 agency locations.

The following describes the three distribution methods used by us in Italy in greater detail:

(1) Negozio Sportivo (“agency”) (translated as Sporting Store): An agency is an arcade location that is a gaming specific venue meeting strict regulatory standards and must have at least 70% of its square-footage dedicated specifically to gaming space. In addition, each Agency must have a cash cage for the primary purpose of gaming and gaming related transactions serving an indefinite number of anonymous walk-in customers.

(2) Punto Sportivo (“corner”) (translated as Sporting Point): A corner is distinguished from an agency insofar as the principal business situated at the location is an activity that is primarily different from gaming (such as a coffee shop or bakery) with a terminal connected to the ADM network. The primary purpose of the facility is not gaming, but rather, there is only a small ‘corner’ for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming where gaming transactions are collected and processed by a counter clerk.

(3) Punti Virtuali di Recarica (“PVR”; “web-shops”; “web cafe” or “websites”) (translated as Virtual Reload Points): A web shop is a physical location where computers are connected to the web and directed to our website where customers may also make cash deposits that are credited electronically to their online gaming accounts (i.e., virtual account reloading). Customers can play games and wager through their online account while at the web-shop or just re-load their gaming account and play remotely through a PC, tablet or mobile device.

Our revenue streams, through our subsidiaries Multigioco, Rifa and Ulisse, consist of wagering and gaming transaction income from online betting and land-based betting shops located throughout Italy, and our revenue stream through our subsidiary, Odissea, consists of the service revenue generated from the provision of our Platform services to third party operators on a B2B basis. We generated revenue of $34.6 million for the year ended December 31, 2018, compared to revenue of $22.9 million for the year ended December 31, 2017.

Recent Developments

On January 30, 2019, we acquired all of the issued and outstanding ordinary shares of Virtual Generation Limited, a company organized under the laws of Republic of Malta (“VG”) that owns and has developed a virtual gaming software platform (“VGS”), together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our board of directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos).

VG is a Gaming Laboratories International (“GLI”) certified virtual sports and gaming software developer with a portfolio of products including: greyhound and horse racing; league play football (i.e., soccer), keno; and American Roulette. In addition, VG’s platform allows for customization for country-specific sports generation including applications in Latin American and African markets as well as unique U.S. tribal games tailored for the U.S. tribal gaming market.

VG’s operations, which have been running on our Platform, have grown in the highly competitive virtual sports market from approximately 67,000 tickets in 2014 to over 20 million bet tickets traded in 2018. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Pursuant to the purchase agreement that we entered into with the prior owners of the shares of VG and Naos (the “Sellers”), on the closing date, we paid the Sellers Four Million Euro (€4,000,000) (approximately U.S. $4,580,000) in consideration for all the ordinary shares of VG and Naos, which was paid as follows:

(i)	a cash payment of One Hundred and Eight Thousand Euro (€108,000) (approximately U.S. $124,000);
(ii)	the issuance of shares of our common stock valued at Eighty-Nine Thousand Euro (€89,000) (approximately U.S. $102,000); and
(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately U.S. $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately U.S. $119,000) with the first such payment due and payable on the date that is one (1) month after the closing date; and (b) an aggregate of €1,411,000 (approximately U.S. $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately U.S. $95,000) as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

In addition, pursuant to the terms of the Purchase Agreement, we agreed to pay the Sellers an earn-out payment to be paid in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately U.S. $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year.

Market Opportunity

According to H2 Gambling Capital, a provider of data and market intelligence regarding the interactive and land-based gambling industry in Europe and the United States, the global online gambling industry’s (including online poker, casino, sports betting, bingo, lotteries and skill-based and other games) gross gaming revenue (“GGR”) has grown from approximately $8.2 billion in 2003 to $53.1 billion in 2018. GGR is defined as wagers, poker rake plus bonuses, promotions, overlays and loyalty rewards, less prizes or winnings. It is estimated that the combined global online gambling GGR could grow to approximately $83 billion by 2025 for a compound annual growth rate (CAGR) of approximately 7.8%. The overall global gambling market (including online, land-based and tribal casinos) is expected to exceed $600 billion by 2025 while the online gambling segment is expected to increase from approximately 8% of overall GGR in 2010 to about 20% by 2025; while the mobile channel is expected to increase from about 12% of online GGR in 2010 to over 55% by 2025.

Until recently, the Interstate Wire Act of 1961, combined with the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), prohibited sports betting in the U.S. in all but four grandfathered states (Montana, Oregon, Nevada, Delaware). Despite its illegal status, sports betting has been a thriving underground business, with the American Gaming Association (AGA) estimating that $150 billion was wagered on an annual basis illegally on U.S. sports events. By way of example, the 2019 Super Bowl LIII alone drew $6 billion in illegal wagers, with only about $300 million placed legally through Nevada and other legal state bookmakers.

In mid-May 2018, the U.S. Supreme Court overturned PASPA in a 6-3 decision that found the law unconstitutional, resulting in it being up to individual states to decide whether to allow its residents to bet on sports. Many states are expected to move quickly to establish sports betting as a means to increase their respective capital resources. While several states have recently passed legislation to allow online gambling, we believe that the U.S. sports betting market will take 5 – 10 years to fully develop. We believe that due to the recent U.S. Supreme Court decision, the United States represents an addressable market opportunity for us with our Elys betting Platform in addition to developing new opportunities in Canada, South America, Africa as well as several European countries.

Our Strengths

We have established ourselves as one of the leaders in the Italian leisure betting market. Below are our strengths that we believe will enable us to capture a meaningful share of the global leisure betting market:

1.	Highly Differentiated Technology Platform. Built from the ground-up, the Platform is designed to be a highly flexible and robust sportsbook engine able to cope with the huge demands of today’s betting operators and players. The Platform is designed as an industry specific ‘shop-client’ architecture and can offer any type of sport (or non-sport) event and any type of betting market (i.e., soccer, football, basketball, hockey, baseball, tennis, etc.) in both pre-match and in-game modes across both fixed-odds and pari-mutuel betting styles and through all channels (i.e., online, mobile or land-based). Our proprietary Platform, which we intend to continuously update with gaming technology developments, should address the independent operator’s ability to effectively and inexpensively compete against larger and established franchise operators.
2.	Market Momentum. We are a pioneer with our unique ‘shop-client’ designed Platform and gaining momentum in the Italian leisure betting market with our fully integrated shop-client based Platform architecture with integrated gaming account, artificial intelligence and business intelligence modules. We currently have approximately 90,000 online user accounts through the three distribution methods: 1,000 web cafés (or “web-shops”), 7 corners, and 172 agency locations.
3.	Scalable Platform at Minimal Cost. Our Platform is highly scalable. Expansion of the Platform under our existing infrastructure requires little to no overhead and will create in-house efficiencies for our corporate operations and for our agents and operator clients. Many of the inherent functions and features of our Italian Platform certification have received prior approval and adhere to multi-jurisdictional standards which should enable us to receive certification in new markets and expand into new markets in a timely manner.
4.	Growing Industry. Online gambling is growing in popularity and consumer confidence and is steadily becoming one of the fastest growing sectors of the e-commerce industry. Gamblers worldwide are broadly preferring Internet channels for their betting activities due to the ease of access offered and safety provided. Extensive usage of digital processes and growing bettor demand is driving the market for online betting platforms. Recent liberalization and state-by-state legislation in the United States has resulted in new opportunities in the United States sports betting market. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers. We further anticipate the first select states (i.e., Nevada, Delaware, New Jersey, Mississippi, West Virginia, Pennsylvania, Rhode Island and New Mexico) to provide the regulatory framework and foundation to build upon for other states and locations. In December 2018, New Jersey generated approximately $21 million in revenue from approximately $319 million in sports bet wagers, with Mississippi generating approximately $6.2 million in revenue from approximately $42 million in sports bet wagers. According to a recent study by Eilers & Krejcik Gaming (“EKG”), 32 states will likely have legalized sports gambling within five years and as many as 14 could be ready for legislation within two years. Based on 32 states, EKG estimates that the overall U.S. sports betting market could generate approximately $6 billion in revenue, where a legalized U.S. sports gambling industry could generate an annual handle (turnover) of $100 billion.

5.	Highly Experienced Senior Management Team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management has more than 20 years of relevant experience and many members of our board of directors have industry experience.

Our Strategy

Our goal is to expand our market presence by entering new foreign markets while at the same time further penetrating the Italian and additional European markets. We expect new markets to be a large source of our future growth, in particular, the United States market is one where we intend to offer the use of our Platform to existing commercial and tribal casinos, retail betting operators and franchise enterprises. Principal growth drivers include, but are not limited to:

Development of Foreign Markets

•	The U.S. Sports Betting Market. With the recent repeal of the 1992 PASPA law by the U.S. Supreme Court, the U.S. sports betting and online gaming market presents a huge opportunity to deploy our Platform as a Service (PaaS) product to several potential independent and tribal casino and gaming operators throughout the United States. We expect GLI-33 certification (the Gaming Laboratories International technical standard for event wagering systems) of our Platform to be processed in a timely manner as many of the inherent functions and features of our Italian platform certification have received prior approval and adhere to multi-jurisdictional standards. Upon completing the GLI certification and if successful in partnering with a key tribal casino operator, we expect to be well-positioned to commence processing sports bets in the U.S. during 2019. Once our Platform is online and processing live wagers on sports such as American football and basketball (both professional and college level), we believe we will have established a solid foundation to build out our U.S. market strategy.
•	Mergers and Acquisition in the Global Gaming Industry. In an effort to scale and grow the business, we will evaluate potential acquisitions that can be easily integrated into our business. Our recent acquisition of VG is expected to allow us to expand our product offerings in additional countries. The global gaming industry is still very much fragmented. There has been a significant number of noteworthy consolidations such as: (1) Stars Group/SkyBet/CrownBet/William Hill Australia; (2) Paddy Power/Betfair; (3) Ladbrokes/Coral, GVC/BWIN; and (4) in lottery concentration (IGT/GTECH; as well as others such as Pollard/Innova; NYX Gaming Group/Scientific Games) which we believe provides us with an opportunity to capitalize on the acquisition of smaller operators forced to compete against newly formed larger consolidated entities.

Further Penetration In the Italian Market

•	Acquisitions of Smaller Operators. Government legislated consolidation of the regulated Italian lottery and gaming market have driven smaller regional operators in Italy to our licensed brand “New Gioco”TM in both the online and land-based sales channels. The Italian regulated gaming market is the largest in the European Union (“EU”) and is extremely fragmented. It is estimated that about 60% of betting handle (turnover) in Italy is controlled by 5 operators, with the remaining 40% of online handle (turnover) divided between approximately 150 - 200 licensed operators. Recent new regulations in Italy have made it more difficult for smaller regional operators throughout Italy to operate and we believe that our innovative and cost-effective Platform will be a welcome alternative for such smaller regional operators throughout Italy that will not be able to maintain the new standards set out by the Italian regulator on their own.
•	Organic Growth. The strong and growing Italian online gaming market continues to drive substantial growth in our core operations. The number of monthly average active online gambling players increased by over 25% year over year to 959 thousand out of 2.2 million online gambling players in Italy in 2017. In 2017, the Italian online gaming market grew by approximately 34% on a year over year basis to €1.38 billion (approximately U.S. $1.58 billion). A key characteristic of the Italian market is that the online channel represents only about 7% of the market compared to the UK’s gaming market where 41% comes from online channels. We believe there is ample room for growth in the Italian market.

Products and Services and Distribution Methods

Betting Platform

We believe that our Platform, engineered and launched by our software development team at Odissea, is a highly efficient, cutting edge betting Platform technology that supports the processing of online client gaming account protocols as well as land-based betting protocols with seamless multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) and integrated with a real-time CRM and BI program for streamlined cross-platform marketing as well as a synchronized financial accounting process.

Online payment channels for both deposit and withdrawals are as set forth below:

•	Player indirect meaning that the customer makes a deposit indirectly to their gaming account through a licensed agent (such as a cash deposit to their gaming account at a web-shop counter (e-credit to player account)).
•	Player direct meaning that the customer makes a deposit directly to their own gaming account through one or more of the following methods:
o	All credit card brands;
o	Debit card (Interac/Bancomat);
o	Bank Wire;
o	Postal Money Order;
o	e-wallet or e-credit transfer.

Land-based retail payment channels for both play of wagers and settlement of winnings at the agency or corner counter is as follows:

•	Player direct meaning that the customer pays for the wager in cash, accepted debit or credit cards.

We currently employ a customizable client-focused and cost-effective “hands-on” method, rather than a “general approach” to our Platform design with the goal of empowering our player-facing agents and employees to enhance the players’ experience by allowing personalized dashboard design and customer care for all customer call-in’s to our service agents. We believe that this strategy has been highly effective in the Italian retail betting market and has been instrumental in increasing our revenues, net earnings and player retention.

Gaming Product Offerings

Our online sales channel (websites and web-shops) offers a full suite of gaming products which include:

•	Sports Betting: Considered the largest and most well-known industry segment offering both pre-match and live in-game betting events on a wide variety of sports.
•	Online Casino: includes the following:
o	Traditional Online Casino Games: Automated (using random number generated (“RNG”)) casino games such as roulette, blackjack and baccarat and slot machines.
o	Live Online Casino Games: Table games broadcast via live video stream with real dealers and croupiers that simulate the atmosphere of a physical casino.
•	Poker: Texas Hold’em and Omaha in both cash and tournament format.
•	Bingo and Skilled and Interactive Games: Games that are programmed with a RNG to ensure constant fairness for all parties and can be played for real money or free play. These games include card games such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).
•	Virtual Sports Betting: Various computer generated sport and racing events that are programmed with a RNG.
•	Horse Racing: Live track horse racing events.

Our land-based locations generally offer only sports betting, virtual sports betting, horse racing and physical slot machines.

Other Services and Facilities

In addition to complementing gaming offerings originally provided by our acquired operators with our Newgioco branding, we intend to add new products and services with the assistance of gaming specialists, software providers and market research professionals, such as we have done with our acquisition of VG. We believe that we can generate additional revenues by establishing additional marketing centers and kiosks.

Our Target Markets

The following table sets forth certain information regarding our target markets and is consistent with on our own internal ad hoc survey we conducted between January 1, 2014 and August 15, 2014.

Age Group	Demographic	Nexus
18 – 24	• Pre-gaming future client • New-gaming audience • Desires experiential, e-gaming, imaginative fantasy games	• A majority of this age group owns a cellular or smart mobile phone with data packages and internet access • Technologically savvy consumer spending more on experiences compared to material goods
25 – 44	• Mature-gaming audience • Desires games of chance, casino, traditional gambling tables, and sports betting	• Majority of online gamers are 30 years old and currently heads of households • Male and female balanced across the group
45 – 79	• Grounded gamer • Desires social interaction, easy play, bingo slots, nickel games	• Largest growing segment of the population and largest market size • Significantly underserved • Needs are more social interaction rather than self-fulfilling • High disposable income

We currently service approximately 90,000 online user accounts and estimate that our user base will increase to over 100,000 in two years based on projections of both organic growth and acquisitions of existing operators. Our clients range in age from ages 18 through 79 and are a mix of 70% male and 30% female. In addition, we separate our revenue source by (a) sports betting, (b) casino and card game betting and (c) poker. Our in-house analysis indicates that sports betting and casino games are more popular than poker and other card games among our customer base. In addition, sports betting is our most profitable revenue stream yielding the highest percentage of our gross gaming revenue at 51% of revenues, which is representative of industry metrics when measured by completed sports seasons on a year over year basis.

Our internal analysis further indicates different gaming patterns among our male and female online users. Male players prefer sports-bets, while approximately 10% of them also explore casino and poker. Conversely, female players prefer casino and bingo while approximately 1% try our other games such as poker, sports-betting or lotteries.

•	Sports-Bet: We currently have an average of 5,500 players per month (approximately 22% of our total gaming accounts) that place at least three bets per week, for a total of twelve bets per month per player. The total number of monthly bets on our Platform averages between 160,000 and 180,000 tickets. The average of the amount played per ticket is approximately $8 such that each player that places twelve bets spends approximately $96 per month.
•	Casino: We have an average of 900 players monthly who participate in our casino games (approximately 2.5% of all gaming accounts and 14.6% of the sports-bet players), with approximately 26% of players playing on our mobile platform. Each casino player generates approximately $3,172 per month of coin-in handle (or turnover) which represents gross gaming revenue (“GGR”) of approximately $99 per player per month. We also use the GGR metric of $99 to measure our casino performance in “spending” of a casino player.
•	Poker: We have an average of 1,080 players participating in poker games through our website (approximately 3% of all gaming accounts and 19.6% of the sports-bet players) per month. Each poker player generates approximately $3,063 per month of coin-in handle which represents GGR of approximately $109 per player per month. We also use the GGR metric of approximately $109 to measure our casino performance in “spending” of a poker player.

Most of our users are located throughout Italy with the highest concentrations in larger centers such as Rome and Naples.

We expect that users from any operators that we acquire will continue to utilize our services and anticipate that any operators we acquire will have existing revenues from users who frequent their establishments and venues or use their websites. In addition to acquiring customers through the acquisition of operators, we intend to obtain additional licenses and pursue contracts and relationships with institutions, both from private and publicly listed companies that we believe will attract and secure new users.

Mobile App

Based upon customer demand for improved performance, speed, and ease-of-use for sports betting on mobile devices, we engaged a dedicated team of engineers to this distribution channel and have already launched and intend to launch several additional innovative, market-leading features through this channel on an ongoing basis.

In October 2017, we launched a new mobile betting application on our Platform. The new mobile app is dedicated to improving the user experience with respect to sports betting, with casino and poker brands rolled out in November 2017 and our artificial intelligence (AI) learning bot in February 2018.

Our Websites

Our main licensed gaming website, www.newgioco.it, currently processes sports bets and mobile betting transactions through our Platform, while online casino and poker operates under a third-party service provider agreement with Microgame SpA, and Lotto products through Lottomatica SpA. Odissea provides and operates all aspects of our online gaming website including servers, routers, software development (for the Newgioco branded website operations), sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and gaming related customer support needs.

Our main and white-label websites are tailored for the Italian gaming market. We maintain a web-based platform directly under the branded website www.newgioco.it which serves both players directly and web-shops (i.e., internet café’s). Information contained on our website does not form a part of this report on form 10-K and is intended for informational purposes only. There are some variations in website style because we offer different services through distinctive marketing campaigns:

•	Our direct sales campaigns are conducted through our main page: www.newgioco.it.
•	www.newgioco.it is mainly devoted to marketing for shops which includes marketing with respect to campaigns, branding, and proposals/marketing for prospective operators to become a “Newgioco shop” and is the landing page for all white-label websites. A landing page refers to a webpage that is generally owned by a promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this main webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel his marketing through a subnet. In the case of Italy, the entire subnet (a subnet is a logical grouping of connected network devices. Nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the ADM network.

While the www.newgioco.it website offers wagering in many categories of sports events, we intend to capture a larger share of the Italian sports betting market by focusing on the Serie A, B, and C soccer as well as virtual sports betting, online poker, online casino and slots, skill games, and Italian horse racing through agent-based sales campaigns. Agent based sales campaigns are offered through white-label pages or webskins that direct gaming transactions through our main website www.newgioco.it. We currently operate nine such webskins as follows:

• www. originalbet.it	• www.timetobet.it
• www.lovingbet.it	• www.imperialbet.it
• www.clubgames.it	• www.gamesmart.it
• www.quibet.it	• www.mixbet.it
• www.782sport.it

•	webskins or white-label pages are dedicated to the end-user, or players, and focus on regional campaigns and gaming offerings directed at local players, such as welcome bonuses, poker rake rebate for poker players, etc. A white-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the promoter. The promoter earns fees based on a percentage of the handle (turnover) generated through their website.

In relation to the third-party websites, the promoter (“partner”, “shop”, “agent” or “promoter”) is responsible for marketing strategies, administration and costs. The promoter may utilize special promotions, draws and incentives to drive players to their website to increase gaming handle (turnover) or visits. Generally, these regional promoters operate in areas that are remote or distant from our central operations based in Rome. Therefore, some promotions may be tied to local events in the jurisdictions surrounding the “home base” of the promoter rather than originating from our main operations. The relationship with local shops and players from the promoter region remains with the promoter since there may be regional nuances that attract their clientele to our gaming offerings. Notwithstanding the foregoing, the gaming business is owned by the underlying licensor (i.e., Multigioco) and is included in our overall financial results as gaming handle (turnover).

The promoter does not have direct access to our client gaming accounts and is therefore not legally responsible or liable for maintaining gaming account balances but rather, the licensor is legally responsible for compliance and client gaming account control such as anti-money laundering, know-your-client and minimum age restrictions, and is also required to ensure that all payouts due to players are credited to each players’ gaming account and are available to players within seven business days of the completion of the play.

The foregoing websites are only published in Italian. We may include additional languages if we determine that such services are commercially viable and if we agree to pay the related development fees. We currently do not have any plans to expand our websites to include additional languages.

The ADM requires that all websites be owned only by the license holder (Multigioco). We own our branded url (uniform resource locator) www.newgioco.it in accordance with our ADM licensing requirements and either directly operate our websites (main page - newgioco.it) and all white-label websites or alternatively contract the websites to third party agents or promoters operating webskin urls under the licensed main page.

Although we have a diverse portfolio of product and service offerings through our websites, we intend to focus on creating in-house cost savings and synergies by undertaking strategic acquisitions of competing webskin operators and to operate them under our Newgioco branding.

Intellectual Property

We do not own any patents or have any patent applications pending in Italy or any other jurisdiction. As a result of our acquisitions of Multigioco, Rifa and the gaming assets of Newgioco Srl, we obtained the rights to the domestic distribution brand known throughout Italy as New Gioco, and in July 2015, we obtained a trademark on the brand and logo for New Gioco.

As a result of the acquisition of Odissea, we obtained the technical rights, intellectual property and technical know-how behind our Elys betting Platform.

In addition to the foregoing, we have proprietary rights to a number of trademarks, service marks and trade names used in this prospectus which are important to our business including “Aleabet”, “OriginalBet”, “LovingBet” and “Elys.”

Research and Development

We are continually updating the Platform and the products that we offer. During the years ended December 31, 2018 and 2017 we incurred approximately $0.8 million and no expenses, respectively, for research and development. We expect that expenses we incur for development and improving our betting software to be continuous recurring research and development expenses.

Overview of the Leisure Betting Industry Including Italian Sports Betting and Leisure Gaming Market

Leisure betting describes consumer entertainment products which customers purchase on a daily or regular basis. With a population of approximately 60.6 million, of which 75.9% are between the ages of 15 and 64, Italy is one of the leading betting markets in the world and has recently surpassed the UK to become the largest betting market in Europe. [Source: Agenzia della Dogane e dei Monopoli] With 640,000 active monthly players, the Italian market accounts for approximately 23% of the global gaming market worth over $400 billion [Source: American Gaming Association].

According to Agenzia della Dogane e dei Monopoli, in recent years, the Italian leisure betting market has grown significantly, reaching an estimated $102 billion in 2013, an increase of 12.3% compound annual growth rate (“CAGR”) between 2007 and 2013, driven by new products with higher pay-out, the expansion of the distribution network and the development of the online channel. The Italian state works with operators to promote a responsible approach to gaming through national advertising campaigns as well as social, cultural and sports initiatives by curtailing excessive gambling advertisements.

Gambling has been culturally rooted since Roman times, and as such, Italian gaming laws are governed by a well-defined set of regulations which are considered to be some of the most advanced and robust regulations in the world. The Italian regulator, ADM, has created an environment that fosters competition and guards against illegal gaming as well as by implementing a consolidated licensing mechanism, creating favorable conditions for operators such as Newgioco.

Overview of the Mobile Betting Market in Italy

Agenzia della Dogane e dei Monopoli estimates that approximately 64.9% of mobile users between the ages of 15 and 64 use smart phones with approximately 53.1 million using mobile broadband. Mobile applications in the online leisure betting space are forecasted to become the leading technology channel for customer transactions in the near future.

Overview of the Global Leisure Gaming Market

The easing of government regulations on sports betting is expected to be a primary growth driver for the global online gambling market. In May 2018, the U.S. Supreme Court ruled that the national ban on sports betting (PASPA) was unconstitutional, paving the way for states to enact laws authorizing sports gambling.

In addition to the repeal of PASPA, as of December 2018, three states, Delaware, Nevada and New Jersey, as well as the U.S. Virgin Islands, allowed online gaming, while other states have indicated their support for enacting laws authorizing land-based and/or online sports betting (Mississippi, West Virginia, Pennsylvania, Rhode Island and New Mexico).

According to “Global Gaming Outlook”, the PricewaterhouseCoopers 2015 global report on global casino and online gaming industries, governments facing social constraints are now entertaining the potential source of tax revenue from online gaming. We believe that the tax revenue in addition to increase in employment opportunities derived from online gambling will motivate governments around the globe to legalize online gambling. The American Gaming Association expects the industry to grow at a CAGR of more than 6% by 2025.

The global online gambling market is gaining popularity in Europe, the Middle East and Africa (EMEA) because online sports betting sites generate substantial revenues for governments and foster a safe environment for players to place wagers. Their significant contribution to national revenues is encouraging several countries to legalize online gambling.

The global online gambling market is characterized by the presence of several vendors competing to gain market dominance. Some small vendors are operating only in specific product verticals such as casino and lottery, while, other vendors are operating in multiple areas including poker and retail sports betting. The growth opportunity for these vendors is increasing due to the rise in the number of online gambling providers and improved access to the internet around the world, as well as the increase in the number of players.

Certain key vendors in the global online gambling market are:

•	Bet 365 (Hillside Group);
•	Stars Group (formerly Poker Stars);
•	IGT/GTECH Lottomatica SpA;
•	888 Holdings;
•	William Hill;
•	bet-at-home.com;
•	GVC Holdings;
•	Ladbrokes Coral Group (now merged with GVC Holdings);
•	Paddy Power Betfair; and
•	Kindred (Unibet Group).

Other notable product vendors in the market also include Betsson, Gamenet/Intralot/Goldbet, Camelot Group, Genting UK, NetEnt, Playtech (acquired Snaitech), and Rank Group. See “—Competition” below for additional information on major operators in Italy.

The sports betting segment is expected to grow with the increased popularity of global soccer sporting events such as the recently completed 2018 FIFA World Cup in Russia and ongoing global growth of cricket and rugby tournaments. In addition, online betting is popular in many sports events that take place around the globe including basketball, horse and greyhound racing, ice hockey, baseball, golf, tennis and football. Sports betting is becoming more popular due to the expansion of wagering on these sports on the online channel.

Industry Growth Trends

The unregulated global betting sector is understood to be many times larger than the regulated sector, although no verifiable or precise financial reporting is available. It is believed that 70-85% of the unregulated bets collected, excluding horse racing, are placed on American football [Source: H2 Gaming].

According to Statista, the European online market was projected to increase to US$24.75 billion. The largest share of online gambling revenues in Europe came from sports betting with 37%, followed by online poker with 24% and online casinos with 22%.

Competition

Competition in the online gaming industry is moderate with operators competing for customers in various geographic markets. These include online operations of ‘land based’ casino operators, poker rooms, sports/race books, bingo, skills games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet together with the abundant supply of games and operators means that users can easily switch gaming platforms and operators, thereby increasing competition. Government and other regulations make it more difficult for operators to expand their footprint in certain markets leading to the consolidation of operators in such markets, while the easing of regulations in some markets has permitted more operators to enter the marketplace.

We compete with several private and publicly listed companies that provide land-based and/or online gaming, many of which have greater sources of financing, greater name recognition and have been engaged in the industry longer than we have. In addition, current land-based casino competitors, many of which have longer operating histories, greater brand recognition and greater financial and other resources than us, may provide Internet gaming services in the future.

Our subsidiaries face direct competition in Italy from established online gaming sites including, but not limited to:

  GTECH (IGT/Lottomatica): focused on providing software and services in the Internet, lottery and sports betting market;
  Snaitech: (recently acquired by Playtech) an Italian corporation that deals with the management of betting odds and horse racing contests;
  Sisal: one of the longest running Italian gaming companies offering Internet betting, lotteries, scratch to win, poker and casino, slots and arcade games;
  GVC Holdings/BWIN: one of the largest online gaming companies in the world focused primarily on sports betting, as well as online casino and poker;
  Ladbrokes/Gala Coral Group/Eurobet: a UK based betting and gambling company which was acquired by GVC Holdings in March 2018;
  Bet365 (Hillside Media): a UK based online gambling company offering sports betting, poker, casino, games, and bingo, as well as video streams on sporting events;
  PaddyPower/Betfair: is a London Stock Exchange company and a constituent of the FTSE 100 Index. The company is a bookmaking business created by the merger of Paddy Power and Betfair, and operates under various brands including Betfair, Paddy Power, Sportsbet, TVG and FanDuel;
  888 Holdings: a multinational online gambling company which operates several international gambling websites including 888casino (one of the oldest online casino websites); 888poker and 888bingo;
  William Hill: a UK based bookmaker founded in 1934 is listed on the London Stock Exchange and a constituent of the FTSE 250 Index operates an online sportsbook and offers online casino games, ‘skill games’, online bingo and online poker. The company operates approximately 2,300 betting shops and employs over 16,000 people worldwide; and
  The Stars Group (PokerStars): a Canadian online gaming company formerly known as Amaya Gaming Group produces and offers online gaming products and services including poker, casino and sportsbook through its online gaming division, Stars Interactive under the brands PokerStars, PokerStars Casino, BetStars and Full Tilt Poker.

Government Regulations

We are subject to various government regulations in the jurisdictions in which we currently operate or intend to operate in as set forth below. Current and future laws and regulations may impede the growth of regulated online and offline gaming and wagering. Any noncompliance with the various laws and regulations that our operations are subject to may harm our business and results of operations.

Italy

In Italy, the operation of land-based and online gaming activities requires a license awarded by the ADM. The ADM is responsible for, among other things:

•	regulating games and enforcing relevant regulatory provisions;
•	issuing licenses, and supervising compliance by licensees;
•	monitoring the distribution of gaming services; and
•	collecting gaming taxes.

There are currently two main categories of licenses (land-based and online) in circulation, issued or awarded by the ADM in three series:

•	Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as “Monti” licenses, that expired in 2016 and are expected to be called for renewal tender between 2020 and 2022;
•	Finance Act series which were awarded by tender in 2006 and are known as “Bersani” Licenses that expired in 2016 and are expected to be called for renewal tender between 2020 and 2022; and
•	New series Gioco a Distanza (Games at a Distance) (“GAD”) issued by application process under the Comunitaria decree in 2010 expire in 2021 and are expected to be renewed through a license tender auction.

The Monti and Bersani licenses provide distribution authorization to operate both Negozio Sportivo and Punto Sportivo land-based agencies and corners as well as GAD online (web-based) distribution. Land-based Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is expected to be called for renewal tender between 2020 and 2022, to match up with the limited number of Comunitaria Series GAD licenses expiring in 2021.

We currently hold, through our subsidiaries four gaming licenses upon which our business is dependent: (i) a Bersani license, (ii) a Monti license, (iii) a GAD license and (iv) an Austrian bookmaker license. Our Italian Bersani, Monti and GAD licenses are issued by the ADM, while our Austrian bookmaker license is issued by the Austrian Gambling Authority (BMF). Each Italian license is typically valid for a term of nine (9) years while the Austrian license has a lifetime duration and, in both cases, can be terminated if we fail to comply with required regulations in each country. The renewal process for the Bersani license and Monti license, is a call to tender auction process held at the same time for all licensees approximately once every nine years with the highest bidders being awarded not only licenses but rights to operate a certain number of land-based locations. In addition, the maximum number of land-based license rights that any one operator may bid on at auction is 20% of the total market being auctioned.

The Bersani and Monti land-based licenses allow us to offer specific gaming products through physical retail locations. The rights granted under the Bersani and Monti licenses are not fixed to any specific physical location and can be moved at the discretion of the licensee to any physical address so long as the physical address has a municipal license to sell gaming products and the physical locations meets the ADM requirements, most of which are zoning requirements that require that the location is situated at a minimum distance from schools, churches and ATM’s and banks. Multigioco currently holds one land-based Bersani license which provides the right to operate seven (7) corners that was issued to it in 2006, expired in 2016 and is up for renewal at such time as the ADM determines to hold an auction, which is expected to be held between 2020 and 2022. Rifa holds one land-based Monti license that was issued to it in 2010 which provides it with rights to operate two (2) agencies, expired in 2016 and is up for renewal at such time as the ADM determines to hold an auction, which is expected to be held between 2020 and 2022. Although both Monti and Bersani land-based licenses expired in 2016, until the ADM holds the auction for renewal of the licenses, we have been granted a Letter of Authority which permits us to continue our operations until the next government organized license renewal is held. For a description of the risks associated with the licenses and their renewal see the Risk Factors entitled “If we should lose our online or land-based licenses or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted” and “In order to expand our land-based operations in Italy, we will be required to acquire additional location rights under our licenses or acquire operators that have location rights under their licenses and our inability to acquire such additional rights or operators or restrictions from using any license associated with such acquired operators, will result in an adverse effect on our revenues and profits.” Our failure to successfully acquire the requisite number of location rights we desire at the renewal auction in Italy, will most likely result in us either acquiring rights in the secondary market from someone selling rights they acquired at auction at prices which are typically higher than the auction prices of the ADM or opening additional webshops, which will be less expensive but also have lower profit margins than the land-based operations.

Multigioco was awarded a Comunitaria Series GAD license by the ADM in 2011. The licenses provide Multigioco the right to:

1.	offer gaming products that ADM authorizes for deployment in Italy through online channels which include websites and apps displayed on a PC, tablet or mobile phone;
2.	enter into licensing, joint venture and acquisition agreements with shops and private enterprises as concessionaires that provide various local services such as convenience stores, bars, cafes, and restaurants in Italy;
3.	establish web cafe`s as permitted by the regulations enforced by the ADM regional office within Italy; and
4.	take such steps such as know your client (“KYC”) and anti-money laundering controls (“AML”) that are deemed necessary to develop the business of regulated gaming in Italy.

An online account allows a player to fund an account through a variety of electronic payment channels such as credit cards, ATM/debit cards and bank wires. The GAD license provides us with the opportunity to open an unlimited number of web-shops and to close any of the web-shops that we open in our sole discretion. Our GAD license expires on June 15, 2021 and can renewed by a licensee provided that they have not violated any regulations. We believe that we will be able to renew this license through a tender notice process, no assurances can be given that the renewal will be timely, if at all.

Ulisse holds one Austrian bookmaker license that it was issued in June 2018 which has no termination date but may be terminated or cancelled by the regulator if Ulisse fails to comply with any regulations.

In addition, our software Platform has been certified for use in Italy in accordance with the ADM requirements by Quinel M. Limited, a global technology auditor that conducted an audit of the Platform in June 2017. The purpose of the certification is to prove the effectiveness and accuracy of communications between the supplier interface and the user/operator interface. Any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify.

United States

There is no federal United States legislation that explicitly addresses the legality of online gambling. However, there are several acts that impact online gambling.

The Federal Wire Act of 1961 makes the placing of sports bets over the telephone illegal, given its age, The Federal Wire Act of 1961 does not explicitly refer to online gambling, leaving the applicability of the Act on online gambling open to interpretation.

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. While the UIGEA does not define online gambling as being illegal, the UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received (i.e., within state borders). As a result of the UIGEA we may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions where such betting or wagering is legal.

In May 2018, the U.S. Supreme Court ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) is unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; but rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The U.S. Supreme Court decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as New Jersey, Delaware, West Virginia and Mississippi have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. Other states have since legalized sports betting (Pennsylvania, Rhode Island and New Mexico). Furthermore, additional states including California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Iowa, Indiana, Illinois, Kentucky, Michigan, Ohio, Maryland, South Dakota and North Dakota are considering active bills.

United Kingdom and European Union

The United Kingdom and certain European Union countries such as Germany, France, Spain and Greece have enacted online gaming laws and regulations. To the extent that we operate in any of these jurisdictions, our operations will need to be in compliance with the laws and regulations of such jurisdiction.

Additional Government Regulations

We are subject to general business regulations and laws which cover among others, taxation, virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, security and marketing.

Employees

As of December 31, 2018, two persons are directly employed, and three persons are engaged as independent contractors by us, while our subsidiaries Multigioco employed 19 full-time and five part-time employees, and approximately 27 independent contractors which includes risk management specialists and sales agents, Odissea employed 14 full-time employees and Ulisse employed 10 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be very good.

Corporate Information

Newgioco Group is a Delaware corporation incorporated on August 26, 1998.

Our principal headquarters are located at 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, and the offices of our wholly-owned subsidiaries are located in Canada, Italy, Malta and Austria. Our subsidiaries include: Multigioco Srl (acquired on August 15, 2014), Rifa Srl (acquired on January 1, 2015), as well as Ulisse GmbH and Odissea Betriebsinformatik Beratung GmbH (both acquired on July 1, 2016) and Newgioco Group, Inc. (Canada). Our telephone number is +39-391-306-4134. Our corporate website address is www.newgiocogroup.com. The information contained on our website is not incorporated by reference into this annual report, and you should not consider any information contained on, or that can be accessed through, our website as part of this annual report or in deciding whether to purchase or sell our securities.

We have proprietary rights to a number of trademarks, service marks and trade names used in this annual report which are important to our business including “New Gioco”, “Aleabet”, “OriginalBet”, “LovingBet” and “Elys”. Solely for convenience, the trademarks, service marks and trade names in this annual report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

Available Investor Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended. We make available through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at www.newgiocogroup.com. You can also request copies of such documents by contacting us at 39-391-306-4134 or sending an email to investor@newgiocogroup.com.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones facing our company, additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

Risks Related to Our Business

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history with respect to our gaming operations upon which you can evaluate our prospects and our potential value. We began our gaming operations in 2014, when we completed the acquisition of 100% ownership in Multigioco, a corporation organized under the laws of the Republic of Italy, which is now our wholly owned subsidiary and was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers. The subsidiary that owns our Platform, Odissea, was acquired by us along with our Austrian bookmaker subsidiary, Ulisse in June 2016. In January 2019 we acquired VG. Therefore, it is difficult to evaluate our business. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in which we operate.

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.0 million. Although we had net income of $1.4 million for the year ended December 31, 2017, as of December 31, 2018 and December 31, 2017 we had accumulated deficits of $13.0 million, and $9.9 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth. We have recently initiated an ambitious investment strategy including taking steps to enter the U.S. market which has led to an increase in some recurring and a number of non-recurring expenses. Our ability to execute our growth plan is dependent upon our ability to continue to generate profits from operations in the future and/or our ability to obtain necessary financing required and to fund our ambitious investment strategy if such financing is available on reasonable terms, if at all.

If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted.

Our ability to generate revenue from gaming operations in Italy is dependent upon our ability to maintain our online and land-based licenses. Each of the four licenses that we hold can be terminated by the regulator at any time if we fail to comply with their regulations. In addition, our GAD license that was issued to Multigioco in 2011 that is up for renewal in 2021 and our Bersani land-based license that provides rights to seven corners and was issued to Multigioco in 2006 is currently up for renewal at such time as the ADM should determine as is our Monti land-based license that provides rights to two agencies and was issued in 2010 to Rifa. Inasmuch as the renewal process for licenses is conducted through a call to tender auction process, even if we have fully complied in all respects with all requirements of the ADM, there is no guarantee that we will be the highest bidder at auction and therefore there is no guarantee that our licenses or location rights will be renewed. In addition, although our software is currently certified for use in Italy, any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify.

In order to expand our land-based operations in Italy, we will be required to acquire additional location rights under our licenses or acquire operators that have location rights under their licenses and our inability to acquire such additional rights or operators or restrictions from using any license associated with such acquired operators, will result in an adverse effect on our revenues and profits.

Rights to online and land-based licenses are only available in Italy at limited times when licenses are being renewed. In addition, the maximum number of land-based location rights that any one operator may bid on at auction is 20% of the total market being auctioned. Due to such limitations on acquiring new location rights in Italy, our ability to expand the number of land-based locations that we operate will depend in large part upon our ability to acquire operators that hold land-based licenses and location rights. We expect a significant portion of our revenue to be derived from gaming revenue earned by operators that we have recently acquired or will acquire in the future. Although the operators which we have acquired and those that we acquire in the future may have an active gaming licenses and location rights, we can provide no assurance that the existing license and location rights of any particular operator we have acquired or that we acquire in the future will be renewed or retained or that we will be able to acquire additional operators and increase our client base. If we are restricted from acquiring target operators or their client base, our revenue and profit potential will be adversely affected.

If we are unable to respond to changes in consumer preferences, attract new customers or sell new or additional products, our revenue growth and business will be adversely affected.

Our retail leisure betting business, website and web-shops operate in an industry that is subject to:

•	rapid technological change;
•	the proliferation of new and changing online gaming sites;
•	frequent new product introductions and updates; and
•	changes in customer preferences and demands.

If we fail to anticipate and effectively respond to any of the above changes, the demand for our products and services that we currently offer or that we may offer in the future may be reduced. Additionally, increasing incremental sales to our current customer base will require additional sales and marketing efforts, which may not be successful. Any failure to attract new customers or maintain and expand current customer relationships will have an adverse effect on our business and results of operations. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction and failure to attract and retain consumers of our products which could have a material adverse effect on our business, financial condition and operating results.

If we fail to acquire, integrate and develop operators and new technologies on favorable economic terms, our future growth and operating results could be adversely affected.

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include, but are not limited to:

•	the possibility that we will fail to implement our business plans for the integrated company, including as a result of new legislation or regulation in the gaming industry that affects the timing or costs associated with our operations or our acquisition plans;
•	possible inconsistencies between our standards, controls, procedures, policies and compensation structures and those of operators that we acquire;
•	the increased scope and complexity of our operations following the acquisition of multiple operators;
•	the potential loss of key employees and the costs associated with our efforts to retain key employees;
•	provisions in contracts that we and the acquired operators have with third parties that may limit our flexibility to take certain actions;
•	risks and limitations on our ability to consolidate the corporate and administrative infrastructures of new operators with our existing infrastructures;
•	failure to discover liabilities of operators prior to our acquisitions of such operators; and the possibility of unanticipated delays, costs or inefficiencies associated with the integration of operations of new operators with our existing operations.

As a result of these difficulties and risks, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new operators, including scaling and diversification of our operations achieving operational efficiencies and increasing our cash flow.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services or to prevent or reduce the use of our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solutions or increased revenues.

We may not be able to successfully implement our business strategy.

Our business strategy includes expanding our products and services and we may seek acquisitions of synergistic companies to do so. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuance of equity securities; the potential incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

We cannot assure you that any acquisition will result in short-term or long-term benefits to us.

We may misjudge the value or worth of an acquired product, company or business. In addition, our future success would depend in part on our ability to manage the rapid growth associated with acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our preferred or common stock, which could dilute each current shareholder’s ownership interest in our company. Our operating results and financial condition will be adversely affected if we fail to implement our business strategy or if we invest resources in a strategy that ultimately proves unsuccessful.

If we do not have sufficient capital resources to complete acquisitions and develop our operators, our ability to implement our business plan could be adversely affected.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need capital to implement our business plan, and may seek to finance operator acquisitions and development projects through debt or equity financings. Disruptions to financial markets or other challenging economic conditions may adversely impact our ability to complete any such financings or the terms of any such financings may be unacceptable or unfavorable to us. To the extent that we issue equity securities in connection with our proposed acquisition, our current stockholders will experience dilution of their holdings. To the extent we incur debt, we may be subject to restrictive covenants that impact our ability to conduct our business. We can provide no assurance that we will be able to obtain financing necessary to implement our business plan or that any such financing will be on terms acceptable to us.

We derive substantially all of our revenue and service fees from gaming sales through our website and websites of our betting Platform clients. A decline in the popularity of our website or those of our Platform clients will negatively impact our business and risk our future growth.

We currently derive and expect to continue to derive substantially all of our primary source of revenue and service fees from the sales of gaming products and services sold through our website or websites operated by clients of our betting Platform. As such, the continued growth and market demand for our products and services are dependent upon, among other things, our ability to attract and retain new users and having existing users increase their activity on these websites. If we are unable to maintain or extend web traffic to, and use of, these websites, our future growth and revenues may be adversely affected.

Because our gaming operations are concentrated within Italy, we are subject to greater risks than a gaming company that is more geographically and internationally diversified.

Due to the fact that our gaming operations are concentrated within Italy, we are subject to greater risks than a gaming company that is more geographically and internationally diversified. As such, our business may be significantly affected by risks common to the Italian leisure betting market. For example, the changing government regulations on gaming licenses as well as general economic conditions in Italy and the impact of any events that disrupt our ability to offer our products and services can adversely affect our business. We cannot control the government process that awards gaming licenses to operators. Reductions in the number of licenses and frequency of issuing licenses by any government regulator can impact our ability to operate our business.

Our current expansion strategy, which includes expansion through VG in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States are currently indeterminable.

Our current expansion strategy includes soliciting existing licensed operators in the United States offering sports betting in states that allow sports betting to use our Platform. We have taken steps to commence GLI-33 certification for our Platform, which is the latest level of GLI certification; however, since the United States has not yet determined what certifications will be required for our Platform to be used in the United States, it is impossible for us to know with certainty whether our Platform will meet the certification requirements to operate in the United States.

We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.

Our future operations and successes depend in large part upon the continued service of our officers and other key employees. Changes in our management could have an adverse effect on our business. This is especially an issue while our staff is small. We are dependent upon the active participation of several key management personnel, including Michele Ciavarella, our Chief Executive Officer (CEO), Alessandro Marcelli, our Vice President of Operations, and Luca Pasquini, our Vice President of Technology, all of whom provide our strategic direction and have built and maintained what we believe is an attractive workplace culture. Any failure to preserve the culture we have established could negatively affect our ability to recruit and retain personnel. We do not carry key person life insurance on any of our senior management or other key personnel. In addition, our Chief Executive Officer is a Canadian citizen with a principal residence in Canada, and our VP Operations and VP Technology are Italian citizens with their principal residences in Italy. If they become unable or ineligible to legally travel to and work in the United States, their ability to perform some of their duties for our company could be materially adversely affected.

We must hire highly skilled technical personnel as employees and/or as independent contractors in order to develop our products. As of the date of this annual report we have approximately 45 full-time employees. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

If we cannot maintain our corporate culture, we could lose the customer service, innovation, collaboration, transparency and passion that we believe contribute to our success, and our business may be harmed.

We believe that a critical component of our success has been our corporate culture, which emphasizes customer service, innovation, collaboration, transparency, family atmosphere and passion. We have invested substantial time and resources in building our team with an emphasis on these shared values. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

If we are not able to maintain and enhance our brand, our business, operating results and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation for our advanced, cost effective sports betting and gaming technology software is critical to our relationships with our existing customers and operators and to our ability to attract new customers and operators. We also believe that the importance of brand recognition and software creativity will increase as competition in our market increases. We devote significant resources to developing and maintaining our brand and innovative betting technology leadership, with a focus on identifying and interpreting emerging trends in the market, shaping and guiding industry dialogue, and expanding the adoption of online sports betting and gaming software solutions. Our brand promotion activities may not ultimately be successful or yield increased revenue. In addition, independent industry analysts provide reviews of our platform, as well as products and services offered by our competitors, and perception of our betting platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers and operators or fail to attract potential new customers and operators, all of which would adversely affect our business, results of operations and financial condition.

The failure to comply with the terms of our Line of Credit Agreements could result in a default which could potentially result in action against our pledged assets.

We maintain a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit.

If we or our subsidiaries fail to comply with the terms of the loans, the lender could declare a note default and, if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their loans. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

We currently depend on and may continue to be dependent on third parties to provide certain components and products we distribute through our online gaming platform, and any increased costs associated with third party developers or any delay or interruption in production may negatively affect both our ability to provide access to the Platform and our ability to continue our operations.

We currently depend on third parties to provide some products through our Platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing Platform updates. In addition, our reliance upon third party developers exposes us to risks, including reduced control over quality assurance and costs of development. If any of the foregoing occurs, we could lose our current and prospective consumers. In addition, we may be required to rely on certain technology that we will license from third-parties, including software that we integrate and use with software that we may develop internally. We cannot provide any assurances that these third-party technology licenses will be available to us on commercially reasonable terms, if at all. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any Platform updates or changes until equivalent technology can be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

We depend on payments from third-party service providers, including government regulated gaming agencies. If we are unable to collect such payments or these payments decrease or do not increase as our costs increase, our financial condition and operating results may be adversely affected.

We depend, in part, on private entities and regulated third-party sources of payment for the gross gaming revenue earned by our operators. The amount our operators receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including, but not limited to, future changes to the payment systems the cost containment and utilization decisions of third-party service providers and the global economy. We provide no assurance that future changes to betting odds from data providers for sporting events, table rake from poker providers and tax rates on game offerings, cost containment measures implemented by private third-party service providers, the global economy or other factors affecting payments for gaming services will not adversely affect our, financial condition and operating results.

If we have a security incident or breach involving unauthorized access to customer data, our Platform may be perceived as lacking sufficient security, customers may reduce their use of, or stop using our platform and we may incur significant liabilities

Our Platform involves the storage and transmission of our clients’ confidential and proprietary information, which may include the personal data and information on their customers, players, suppliers and agents. As a result, unauthorized access or use of customer data could expose us to regulatory actions, litigation, investigations, remediation costs, damage to our reputation and brand, disclosure obligations, loss of customer and partner confidence in the security of our solutions and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are inadequate or are compromised as a result of third-party action, including intentional misconduct by computer hackers, theft, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liabilities. Cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from malware, phishing, ransomware, man-in-the-middle attacks, session hijacking, denial-of-service, password attacks, viruses, worms and other malicious software programs or cybersecurity attacks to “mega breaches” targeted against hosted software and cloud based IT services, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. Because cybersecurity attacks and techniques change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate their business with us or switch their business to a competitor, result in reputational damage, cause us to pay remediation costs or issue service credits or refunds to customers for improper bets or false claims of improper bets, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our business and results of operations.

Many states in the United States as well as foreign governments have enacted laws requiring companies to provide notice of data security breaches involving certain types of personal data, and significant fines on companies involved in such incidents may be imposed. In addition, some of our regulators and certifying agents contractually require notification of data security breaches. Security compromises experienced by us or by our competitors may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to switch to a competing betting software provider, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and results of operations.

Privacy concerns and domestic or foreign privacy laws or regulations may result in significant costs and compliance challenges, reduce demand for our solutions, and adversely affect our business.

Our clients can use our Platform to collect, use and store certain personal data regarding their agents, employees, players/customers and suppliers. National and local governments, agencies, and authorities in the countries in which we and our clients operate have adopted or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal data obtained from consumers and individuals, which could impact our ability to offer our solutions in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. If we or our third-party subprocessors fail to adequately comply with privacy-related laws, regulations and standards, it may limit the use and adoption of our solutions, reduce overall demand for our solutions, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our third-party subprocessors fail to adhere to adequate data protection practices around the usage of our clients’ personal data, it may damage our reputation and brand.

The European Union, or the EU, and the United States agreed to a framework for data transferred from the EU to the United States called the Privacy Shield in 2016, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties.

Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to four percent of worldwide annual handle or 20 million euro, whichever is higher. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR, and if we are unable to provide adequate assurances to such customers, demand for our solutions could be adversely affected. In addition, we must continue to seek assurances from our third-party subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. Compliance with privacy laws and regulations, particularly the GDPR, that are applicable to our business and the businesses of our clients is costly and time-consuming. Such laws and regulations may adversely affect our clients’ ability and willingness to process, handle, store, use and transmit personal data of their employees, players/customers and suppliers, which in turn could limit the use, effectiveness and adoption of our solutions and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our betting Platform. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, including challenges to onward transfer mechanisms such as Privacy Shield and model contractual clauses, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, as well as limitations on data collection, use, disclosure and transfer for us and our clients.

In addition, the other bases on which we and our clients rely for the transfer of data, such as certain contractual clauses, continue to be subjected to regulatory and judicial scrutiny. If we or our clients are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our betting software solutions, require us to restrict our business operations, and impair our ability to maintain and grow our client base, expand geographically and increase our revenues.

If we fail or are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage, proprietary technology and our brand.

Our success is dependent, in part, upon protecting our proprietary technology which supports our betting Platform and other operations. We rely on a combination of proprietary programming and source codes, copyright, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We do not have any patent applications pending anywhere we operate and may not be able to obtain patent protection for the technology covered in any future patent applications should we enter such applications. In addition, any patents, if any, that are issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.

Although we enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, we do not currently enter into confidentiality and invention assignment agreements with our employees and consultants. No assurance can be given that the agreements we enter into will be effective in controlling access to and distribution of our solutions and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we would be able to license that technology on commercially reasonable terms or at all from them. Any inability to license third party technology in the future would have a material adverse effect on our business or operating results and would adversely affect our ability to compete.

We have experienced rapid growth and organizational change in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of employees from 15 as of August 15, 2014 to 45 as of December 31, 2018 as we have expanded our operations, completed additional business acquisitions and experienced growth in the number of customers and operators. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

We may not be able to successfully scale our technology and manage the growth of our business if we are unable to improve our internal systems, processes and controls

We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We have licensed technology from third parties to help us improve our internal systems, processes and controls. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to provide our solutions or professional services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our solutions or increase our technical support costs.

The estimates of market opportunity and forecasts of market growth included in this annual report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in this Annual Report on form 10-K, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not all geographic or regional metrics covered by our market opportunity estimates will necessarily implement regulated or online gaming at all, and in some cases many potential customers and operators may choose to continue using their existing betting platform provider, or choose a solution offered by our competitors. It is impossible to build every product feature that every customer wants, and our competitors may develop and offer features that our solutions do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted in this annual report, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. Furthermore, we have historically focused our selling and marketing efforts in regulated markets in Europe, specifically Italy. In order for us to successfully address the broader market opportunity, we will need to successfully market and sell our betting Platform to larger enterprise customers and also further expand our international presence. If any of these risks materialize, it could adversely affect our results of operations.

Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

In order to remain competitive, we must continue to invest in research and development. During the year ended December 31, 2018, we spent approximately $800k for research and development. We have made and expect to continue to make significant investments in development and related opportunities, such as our acquisition of VG, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

Further, our competitors may expend a greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially and adversely affect our business and results of operations.

In addition, our release schedule for new features, enhancements and solutions may be delayed while we hire software developers or find alternative contract development resources and may require additional certifications from regulators. Additionally, while we take precautions to ensure that our software components and source code is protected, misconduct by any third-party, acts of espionage, malware attacks, theft of confidential information or other malicious cyber incidents attributed to any third-party contractor may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could adversely affect our business and results of operations.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We derive significant revenue from the use of our websites and Platform. In the past, we have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our Platform. As we transition to larger infrastructure and geographic expansion, we may experience interruptions, delays and outages in service and availability, and we expect our gross gaming margin to decline modestly in the near term reflecting the costs of this transition.

We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, human or software errors, viruses, security attacks, fraud, general Internet availability issues, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation, business and results of operations.

We may not have exclusive control over the distribution of cash from our acquired operators and may be unable to cause all or a portion of the cash of such operators to be distributed to us.

We anticipate having a complete or a majority ownership in the operators we acquire. We expect the agreements we execute with such operators will provide for the distribution of available cash to us. However, it is possible that these agreements may impose limits on the ability of our acquired operators to make distributions of cash to us. If we are unable to cause sufficient cash to be distributed from one or more of our acquired operators, our ability to pay our obligations as they become due may be harmed.

If we acquire an operator that has made submission and reporting errors prior to our ownership, we may be liable for such errors that which may have a material adverse effect on our business.

Historical submissions and reporting errors in gaming accounts made by an operator prior to our acquisition, may require us to provide refunds to customers and may also subject us to civil penalties, which involve monetary damages. In the case that acquired operators overpaid their obligation, it is very unlikely that we would be able to collect funds that were owed to the operator prior to our acquisition. There can be no assurance that a compliance audit will disclose any future liabilities for underpayments or overpayments that any of our operators may have incurred.

If any executive officers or key personnel of operators we acquire are unable to assist with the transition of operations and customers, our business may be adversely affected.

In connection with the acquisition of operators, we believe that it is necessary and desirable to retain the services of executive officers and key personnel of such operators to assist with the transition and integration of operations and customers into our existing operations; however, no assurances can be given that such executive officers and key personnel will be willing and able to assist us with such transition and integration. In the event that such executive officers and key personnel are unable to assist us after the consummation of the acquisition of the operator, we may need to hire additional personnel to assist with the transaction, which new personnel may not be readily available to us or on acceptable terms

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

Our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the Securities and Exchange Commission (the “SEC”) and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to Our Industry

Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry may have an adverse effect on our results of operations.

Our business operations are currently concentrated in a single industry and geographic area (Italy) that is affected by international, national and local economic conditions. A downturn in the overall economy or economy in a specific region such as Italy or a reduction in demand for gaming in such area, may have an adverse effect on our financial condition or results of operations. We cannot predict the effect or duration of an economic slowdown in Italy or in the gaming industry, or the impact such slowdown may have on the demand for our leisure gaming. If consumers have less disposable income to spend on wagers or if we are unable to devote resources to persuade consumers to use our products, our business may be adversely affected.

Intense competition in the leisure gaming industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for operators, customers and advertisers with numerous well-established leisure gaming operators, as well as numerous smaller and newer gaming website operators. Many of our principal competitors have substantially longer operating histories, greater financial, technical, marketing or other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution and presence than we have. Our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling such products with their other product offerings or may develop new technologies or services that are more attractive to other operators or our customers. Acquisitions and consolidation in our industry may provide our competitors with even more resources or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot effectively compete. New innovative start-ups and existing large companies that are making significant investments in research and development could also launch new products and services that are competitive with ours and that could gain market acceptance quickly. In addition, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies or providing alternative approaches to provide similar results.

With the introduction of new technologies, the evolution of our Platform and new market entrants, we expect competition to intensify in the future. Increased competition generally could result in reduced sales, reduced margins, losses or the failure of our Platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

We expect that competition from internet gaming will continue to grow and intensify in the United States.

We intend to expand the use of our Platform in the United States; however, that will be dependent upon changes in legislation and we expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states in the United States are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department’s (“DOJ”) December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. More so, the recently revised DOJ opinion on UIGEA and competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our products and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic customers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law. If we are unable to initiate our U.S. strategy, anticipate, react to or penetrate the U.S. market in a timely manner, our competitive position would weaken, which would adversely affect our business and results of operations.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. In addition, changes in laws and regulations with respect to the gaming industry, and the application or interpretation of existing laws and regulations applicable to our operations may have a material adverse effect on our business, financial condition and results of operations.

Our business is highly regulated, and we are subject to many laws and regulations at the federal, provincial and local government levels in the jurisdictions in which we operate. These laws and regulations require that our operators and our operations meet various licensing, certification and other requirements, including those relating to:

•	ownership of our operators;
•	our and our operators’ relationships with sponsors and other referral sources;

•	approvals and other regulations affecting the acquisition of operators, capital expenditures or the addition of services;
•	qualifications of management and support personnel;
•	maintenance and protection of records;
•	billing for services by gaming product providers, including appropriate treatment of overpayments and credit balances;
•	privacy and security of individually identifiable personal information;
•	online gaming and gaming in general;
•	commercial advertising;
•	subscription rates; and
•	foreign investments

Furthermore, the rules and regulations governing the gaming industry are still evolving and subject to interpretation in the territories in which we operate and the territories in which we may operate in the future. Promulgation of new laws, changes in current laws, and changes in interpretations by courts and other government agencies of existing laws, may require us to modify or cease our operations. Compliance with changes in such laws and regulations may increase our operating expenses. In addition, our failure to comply with current or future laws and regulations may expose us to significant liabilities. Our inability or failure to comply with laws and regulations that govern the gaming industry in the territories in which we operate may result in our loss of our licenses which would have a material adverse effect on our business, financial conditions and results of operations.

Regulators at the federal and provincial level in Italy are monitoring and restricting the issuance and renewal of gaming licenses which could have an adverse effect on our growth.

Federal regulators in Italy are enforcing new restrictions to reduce the number of independent operators in the gaming industry, and a moratorium on new licenses for gaming operators in Italy has been implemented. The success of our business depends upon our ability to acquire operators in new regional locations throughout Italy. The restrictions on the licensing of new operators may make it more difficult for us to locate operators that we may be able to acquire. Our inability to acquire operators and expand our operations into new regional locations throughout Italy may have a material adverse effect on our business and financial condition.

Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties.

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the ADM. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or handle (turnover), client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also be required to refund a portion of the revenue that we received which, depending on its magnitude, may damage our reputation and relationship with regulatory agencies and may have a material adverse effect on our results of operations or cash flows.

The ADM in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for online connection to the ADM network as well as nefarious programming or routers which can alter the reporting requirements of the ADM. It is possible that our acquired operators will receive letters from ADM auditors requesting payment of alleged violations and errors and as such will incur expenses associated with responding to, and appealing such requests, as well as the costs of paying any shortfalls in addition to possible fines and penalties. Demands for payments can occur even if an operator is acquired by means of an asset transfer. Our inability to dispute demands or pay requests for underpayments may have a material adverse effect on our financial condition and results of operations.

Operators in the gaming industry have been the subject of Italian federal and provincial investigations, and we may become subject to investigations in the future.

Both Italian federal and provincial government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of gaming companies, as well as their executives and managers. These investigations relate to, among other things diversion practices if an agent or store owner were to disconnect (i.e., remove ethernet plug from internet) our betting terminal or PC from the ADM network.

In addition, we may employ executives and managers, some of which may have worked at other gaming companies that are or may become the subject of ADM investigations and private litigation. Such executives and managers may be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could divert our management’s attention and result in significant expenses, as well as negative publicity.

If regulations or regulatory interpretations change, we may be obligated to buy interests of principals who retain equity interests in operators in which we have a majority interest.

Although we expect that we will purchase 100% ownership of any operators that we acquire in some instances the selling principal or principals may retain a minority interest. If certain regulations or regulatory interpretations change, we may be obligated to purchase some or all of the non-controlling interests of the principals of the operators that we acquire. The regulatory changes that may trigger such obligations include changes that:

•	make the referral of client lists and other customers to our operators by principals affiliated with us illegal;
•	create the substantial likelihood that cash distributions from limited liability companies to affiliated principals will be illegal; or
•	cause the ownership by principals of interests in limited liability companies to be illegal.

The cost of purchasing such non-controlling interests may be substantial if a triggering event were to result in simultaneous purchase obligations of a substantial number of, or all of the non-controlling interests of principals of our operators. There can be no assurance that our existing or future capital resources will be sufficient for us to purchase the non-controlling interests held by the principals of our operators. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.

Our current operations are international in scope and we are planning further geographic expansion, creating a variety of potential operational challenges.

We currently have an office location in Canada and business operations and offices in Europe and intend to open offices in the United States and possibility other countries. If we expand in the future, our offices, personnel and operations may be further dispersed around the world. In connection with such expansion, we may face a number of challenges, including costs associated with developing software and providing support in additional languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our business and results of operations.

We face exposure to foreign currency exchange rate fluctuations that could harm our results of operations.

We conduct transactions, including intercompany transactions, in currencies other than the U.S. dollar. As we grow our international operations, we expect the amount of our revenues that are denominated in foreign currencies to increase in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar could affect our revenues and operating results due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Risks Related to Ownership of Our Securities

We do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell our securities.

Currently our shares of common stock are quoted in the over-the-counter market on the OTCQB Venture Market. Although we have applied to list our securities on the NASDAQ Capital Market, no assurance can be given that our listing application will be approved. Even if our listing application is approved, there can be no assurance that an active trading market for our securities may develop or be sustained. You may not be able to sell your securities quickly or at the market, price if trading in our securities is not active. Further, an inactive market our may also impair our ability to raise capital by selling our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using our securities as consideration.

The price of our securities may fluctuate significantly.

An investment in our securities is risky and should be made only if an investor can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our securities to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our securities;
•	our ability to obtain financings to implement our business plans, including the acquisitions of operators;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
•	our ability to attract new customers;
•	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	our inability to successfully manage our business or achieve profitability;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
•	market conditions or trends in the gaming industry; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. Any of these factors may make it more difficult or impossible for investors to sell our common stock or obtain a return on their investment. In the past, shareholders have instituted securities class action litigation against some companies following periods of market volatility. If we become involved in such securities litigation, we could, among other things, incur substantial costs and the attention of our management could be diverted from our business.

Future sales of shares of our common stock or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock, or common stock equivalent by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock could depress the market for our shares. and make it more difficult for us to sell equity securities in the future at any time if at all.

We may issue additional shares of common stock and preferred stock without stockholder approval, which would dilute the current holders of our common stock. In addition, the exercise or conversion of currently outstanding securities would further dilute holders of our common stock

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances would dilute our stockholder’s ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

If all of the holders of our outstanding convertible notes and warrants converted or exercised their securities, we would be obligated to issue 31,253,617 common shares.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our Board the right to create one or more new series of preferred stock. As a result, the Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, which would dilute the rights of our common stockholders and could be used to discourage, delay or prevent a change of control of our company, which could materially adversely affect the price of our common stock.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2018 and concluded that we had a material weakness in our internal controls and that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. In addition, as of December 31, 2017, our management concluded that we had a material weakness in internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control and disclosure controls and procedures, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We currently do not have any analyst coverage. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if we should have analyst coverage and one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Our common stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

The spouse of our Chief Executive Officer is the beneficial owner of 34,884,240 shares of our common stock and beneficially owns approximately 45.18% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report on Form 10-K. As a result, this stockholder, has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company or changes in our management. For example, our Board has the authority to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could materially adversely affect the market price of our common stock.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware. This provision may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which could discourage potential takeover attempts, reduce the price that investors may be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

We received approval from our stockholders to effect a reverse stock split of our outstanding common stock at a ratio within the range of 1-for-2 to 1-for 20. However, the reverse stock split may not increase our stock price sufficiently.

We expect that the reverse stock split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum market price requirement of the listing rules of the NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the NASDAQ Capital Market, or if it does, that such price will be sustained. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.

The holders of our outstanding warrants until they acquire shares of our common stock upon exercise of your warrants, will have no rights with respect to shares of our common stock issuable upon exercise of the warrants.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada (our main office). We maintain an administrative office at 671 Westburne Dr., Concord, Ontario, L4K 4Z1. These offices are provided to us on a rent-free basis

Multigioco does not own any properties; however, it does rent a corporate office space on a year-to-year basis comprised of 1,720 square feet of floor space located at Via J.F. Kennedy, 6 Grottaferrata, Roma, for approximately U.S. $4,200 per month. The office is used primarily for administrative functions. In addition, Multigioco maintains two satellite offices, one comprised of 540 square feet of floor space located in Napoli, Italy, for approximately U.S. $1,370 per month, and one comprised of 1,400 square feet of floor space located in Teramo, Italy, for approximately U.S. $460 per month. There are no gaming operations provided at these offices.

Our subsidiaries Ulisse and Odissea rent office space comprised of approximately 970 and 1,290 square feet of floor space on a year-to-year basis at Salurnerstrasse 12 - 6020, Innsbruck, Austria and pay approximately U.S. $1,600 and approximately U.S. $2,280 per month, respectively. In addition, Ulisse maintains a satellite office comprised of 1,400 square feet of floor space located in Malta, for approximately U.S. $1,900 per month. The offices are used primarily for administrative functions. There are no gaming operations provided at these offices.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item. 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholder Matters

Our common stock is currently traded on the OTCQB Venture Market.

A small number of our stockholders own a substantial number of shares of our common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of our common stock could drop significantly. A large number of shares of outstanding common stock are restricted and are not freely-trading. An established public trading market for our common stock may never develop or, if developed, may not be sustained.

Please see the section captioned "Risk Factors" for more information and risks related to our securities.

Shareholders

As of December 31, 2018, there were an estimated 850 holders of record of our common stock. A certain number of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Description of Securities

Common Stock

Our certificate of incorporation authorizes the issuance of up to 160,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2018, there were 84,459,702 authorized but unissued shares of our common stock available for future issuance, based on 75,540,298 shares of our common stock outstanding.

Please see the section captioned "Risk Factors" for more information and risks associated with our common stock.

On November 28, 2017, the Board of Directors approved a 2 for 1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017. On September 12, 2018, we received approval from our stockholders to effect a reverse stock split of our outstanding common stock at a ratio within the range of 1-for-2 to 1-for 20, which reverse stock split has not been effected.

Preferred Stock

We have authorized 20,000,000 preferred shares, of which none have been issued.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 9,200,000 awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	—	9,200,000

Equity compensation plans not approved by security holders	—	—	—
Total			9,200,000

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On May 31, 2018, we closed a private placement offering (the “May 31, 2018 Private Placement”) and entered into Subscription Agreements (the “Agreements”) with a group of 130 unaffiliated accredited investors (the “Investors”). We offered Subscription Agreements in both US and Canadian dollar denomination. Each Unit sold to US Investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”), (ii) 208 shares of our common stock and (iii) 1082.25 warrants to purchase shares of our common stock (the “U.S. Warrants”). Each Unit sold to Canadian Investors was sold at a per unit price of $1,000 CND and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 CND (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 160 shares of our common stock and (iii) Warrants to purchase 832.5 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”). The May Debentures provide that if at any time that the common shares issuable to the holders on conversion of the Debentures in whole or in part would be free trading without resale restrictions or statutory hold periods, the May Debenture is redeemable by us at any time or times prior to the maturity Date on not less than ten (10) Business Days prior written notice from us to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the holder has the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debenture into our common shares. In the event of an early repayment by us, the holder is guaranteed to receive a minimum of five months of interest. The May Debentures are subject to adjustment provisions contained in the May Debentures for stock split and stock dividends and other similar transactions, and conversion of the May Debentures may be accelerated by us if the closing price of our common stock exceeds 200% of the conversion price for a period of 20 trading days in a 30 day period at any time up to the maturity date of the May Debenture.

The May Warrants are exercisable at an exercise price of $0.50 per share and expire two years after the issuance date. Each U.S. Warrant issued in the May 31, 2018 Private Placement is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the May Warrant at the time of exercise. The May Warrants are subject to adjustment provisions contained in the May Warrant for stock split and stock dividends and other similar transactions, and exercise of the May Warrants may be accelerated by us if the closing price of our common stock exceeds 200% of the exercise price for a period of 20 trading days in a 30 day period at any time up to the expiration date of the Warrant

The Investors in the May 31, 2018 Private Placement purchased a total 3,268 U.S. units and we issued US Debentures in the principal amount of $3,268,000 and 4,800 Canadian units and we issued Canadian Debentures in the principal amount of CDN $4,800,000 (US $3,739,200), and the Investors received 7,532,808 Warrants to purchase shares of common stock and 1,447,744 shares of common stock.

To facilitate the transaction, we paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of Warrants sold to Investors in the May 31, 2018 Private Placement. The broker warrants had like terms as the Warrants issued to Investors in the May 31, 2018 Private Placement.

In May 2018, we issued 4,735,600 new shares were issued to sellers of Ulisse based on the purchase price adjustment per the securities purchase agreement that we entered into in 2016.

In May 2018, we issued 201,088 shares of common stock upon the cashless exercise of a warrant. The issuance of common stock in the conversion was exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9) thereof as the common stock was exchanged by us with our existing security holder exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On May 11, 2018, we issued debentures units to certain Investors (the “May 11, 2018 Private Placement”). The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 (approx. U.S. $102,000) debentures and received 32,750 warrants to purchase shares of common stock and 20,960 shares of common stock.

On April 23, 2018, we re-issued debenture units that were first issued to certain Investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). The investors in the April 19, 2018 debentures received an aggregate principal amount of CDN $1,436,000 (approx. U.S. $1,118,600) debentures and received 359,000 warrants to purchase shares of common stock and 229,760 shares of common stock.

In April 2018, we issued debentures units to certain investors (the “April 2018 Private Placement”). The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 (approx. U.S. $105,200) debentures and received 33,750 warrants to purchase shares of common stock and 21,600 shares of common stock.

Unless otherwise stated, the offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the Registrant.

Other than as set forth above, there are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

Purchases of Equity Securities by the Registrant

In May 2018, we repurchased and retired 3,331,200 shares issued in June 2016 to the Ulisse sellers. In addition, 4,735,600 new shares were issued to the Ulisse sellers based on the purchase price adjustment of Ulisse per the Ulisse SPA.

In May 2018, we repurchased and retired 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approx. U.S. $595,000) based on the stock purchase agreement between us and Multigioco dated August 15, 2014.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are those of Newgioco Group, Inc. and its consolidated subsidiaries.

The MD&A is intended to provide the reader of our consolidated financial statements with a narrative explanation from the perspective of management regarding our financial condition, results of operations, liquidity and certain other factors which may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, the financial statements of the Company and the accompanying notes appearing under the caption "Consolidated Financial Statements and Supplementary Data."

We have historically referred to gross sales of our leisure gaming products including wagers on sports bets, casino play, virtual sports bets, poker and other card games as turnover. In this report we begin using the term “handle” which is more commonly used in the United States to represent gross sales of our leisure gaming products. The terms “handle” and “turnover” can be used interchangeably and mean the same thing.

General Plan of Operation

We were incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, we changed our name to Empire Global Corp., and on July 20, 2016 changed our current name to Newgioco Group, Inc. We maintain our principal executive offices headquartered in Toronto, Canada with wholly owned subsidiaries in Italy, Malta and Austria.

As of the date of this report, our subsidiaries include: Multigioco which was acquired on August 15, 2014, Rifa which was acquired on January 1, 2015, as well as Ulisse and Odissea which were both acquired on July 1, 2016. In addition, subsequent to the period covered by this report, on January 30, 2019 we acquired Virtual Generation Limited (“VG”) and its holding company Naos Holding Limited, making both VG and Naos wholly owned subsidiaries.

We are now a commercial-stage, vertically integrated company which owns and operates an innovative Betting Platform Software (“BPS”) and offers a complete suite of online and offline leisure gaming services including a variety of lottery and casino games, as well as sports betting products through a distribution network of retail betting locations and webshops situated throughout Italy. We intend to grow through acquisitions and organic development of our distribution network in Italy, in addition to exploring new opportunities in regulated gaming markets internationally.

We derive revenue through the use by our customers and third-party operators of our innovative, state-of-the-art betting technology Platform that is owned through our subsidiary Odissea, and we also derive revenue through the retail land-based (onsite) and web-based (online) gaming products and services we provide in Italy through our subsidiaries, Multigioco Rifa and Ulisse.

Our revenue streams, through our subsidiaries Multigioco, Rifa and Ulisse, consist of wagering and gaming transaction income from online based betting webshops and websites as well as land-based retail betting shops located throughout Italy, and our revenue stream through our subsidiary, Odissea, consists of the service revenue generated from the provision of our Platform services to third party operators on a B2B basis. We generated revenue of $34,575,097 and $22,865,146 for the years ended December 31, 2018 and 2017, respectively.

Our subsidiaries now own a proprietary BPS, with approximately 1,000 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 2 agency (Negozio Sportivo) rights and 172 agency locations.

Recent Developments

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) is unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as New Jersey, Delaware, West Virginia and Mississippi have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. Other states have since legalized sports betting (Pennsylvania, Rhode Island and New Mexico). Furthermore, additional states including California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Iowa, Indiana, Illinois, Kentucky, Michigan, Ohio, Maryland, South Dakota, and North Dakota are considering active bills.

As part of our multi-year business growth strategy, we initiated an ambitious investment strategy in the U.S. that we believe is fundamental to the successful execution of our long-term business plan. During the third and fourth quarter of 2018, we made significant investments in the U.S. to enable us to enter the U.S. market and build a foundation aimed at accelerating our recently announced U.S. expansion plans. These investments resulted in us incurring significant expenses in the third and fourth quarter of 2018. More specifically, we incurred short-term, non-recurring expenses related to key processes that included extraordinary legal and accounting work related to preparation of employment contracts and policies, the expansion of CEO responsibilities into regulatory and policy development functions required to explore, study and enter into the U.S. market, as well as establishing a centralized US-based headquarters. In Q3 2018, we also established a plan to relocate our CEO to the U.S., commenced the recruitment of key officers for the expansion into new markets, began preparation for a listing of our shares on a national stock exchange as well allocating a software development team at Odissea for coding and submission of its platform for GLI-33 certification to Gaming Laboratories International (“GLI”) for the U.S. market.

To be an early mover and aggressively expand in the rapidly evolving state regulated U.S. sports betting market, we appointed independent members to its board of directors, some of which have experience with the Nevada gaming industry. We also hired our first U.S.-based senior executive and intend to engage a senior gaming executive to lead our U.S. expansion efforts.

Our sports betting software is the cornerstone that enables us to differentiate ourselves from our market peers. By leveraging our proven high-performance betting technology, alongside our solid foundation of retail know-how in Italy, we expect the GLI-33 certification of our Platform to be processed in a timely manner as many of the inherent functions and features of our Italian platform certification have received prior approval and adhere to multi-jurisdictional standards. Upon completing the GLI certification and partnering with a key tribal casino operator, we expect to be well-positioned to commence processing sports bets in the U.S. in 2019. Once our sports bet platform is online and the processing of live wagers on sports such as American football and basketball (both professional and college level) begins, a solid foundation to build out our U.S. market strategy will be established.

Acquisition of Virtual Generation Limited

As part of our multi-year business growth strategy, we also expanded our operations in Europe by our acquisition of all of the issued and outstanding ordinary shares of VG, a company that owns and has developed a virtual gaming software platform (“VGS”), together with all the ordinary shares of Naos, a company organized under the laws of the Republic of Malta that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our board of directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos).

VG is a Gaming Laboratories International (GLI) certified virtual sports and gaming software developer with a portfolio of products including: greyhound and horse racing; league play football (i.e., soccer), keno; and American Roulette. In addition, VG’s platform allows for customization for country specific sports generation including applications in Latin American and African markets as well as unique U.S. tribal games tailored for the U.S. tribal gaming market.

VG’s operations, which have been running on our Platform, have grown in the highly competitive virtual sports market from approximately 67,000 tickets in 2014 to over 20 million bet tickets traded in 2018. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Pursuant to the Purchase Agreement, on the closing date, we paid the Sellers Four Million Euro (€4,000,000) (approximately U.S. $4,580,000) in consideration for all the ordinary shares of VG and Naos, which was paid as follows:

(i)	a cash payment of One Hundred and Eight Thousand Euro (€108,000) (approximately U.S. $124,000);
(ii)	the issuance of shares of our common stock valued at Eighty-Nine Thousand Euro (€89,000) (approximately U.S. $102,000); and
(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately U.S. $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately U.S. $119,000) with the first such payment due and payable on the date that is one (1) month after the closing date; and (b) an aggregate of €1,411,000 (approximately U.S. $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately U.S. $95,000) as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

In addition, pursuant to the terms of the Purchase Agreement, we agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately U.S. $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year.

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this management discussion and analysis we present certain non-GAAP financial measures, define and explain these measures, and provide reconciliation to the most comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” below.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Overall

We are subject to risks inherent in the establishment of a new business enterprise. These risks include limited capital resources and possible delays in the decision and implementation of a new business plan. We generate revenues by providing online and offline gaming products and services in regulated countries.

We anticipate continuing to rely on equity sales of common stock to fund our operations and to seek out additional acquisitions or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Revenues

Our gross revenue for the year ended December 31, 2018 increased by 51% to $34.6 million compared to $22.9 million in revenue for the year ended December 31, 2017. The increase in revenue is primarily attributed to an increase in handle (gross pay-ins from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers) of 89% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, resulting from an increase in web-based handle and land-based handle of approximately 102% and approximately 59%, respectively for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in handle was offset by an increase in total winnings/payout of approximately 93% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of the increase in web-based winnings of approximately 123% for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and to a lesser extent an increase in land-based winnings of approximately 62% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. ADM Gaming taxes, which are a percentage of handle increased for the year ended December 31, 2018 due to the increase in handle. Commission revenue is a fixed percentage from the sale of scratch tickets and other lottery games which represented 1% of revenue for the year ended December 31, 2017 decreased during the year ended December 31, 2018 and represented less than .05% of revenue for the year ended December 31, 2018. Service revenue which includes license fees, training, installation, and product support services, which represented 4% of revenue for the year ended December 31, 2017 decreased by 84% during the year ended December 31, 2018, representing less than .05% of the revenue for the year ended December 31, 2018. The following table represents a detailed breakdown of revenues from our gaming operations for the years ended December 31, 2018 and December 31, 2017:

For the Year Ended December 31,	2018	2017

Handle (Turnover)
Handle web-based	$235,891,170	$106,785,302
Handle land-based	177,334,592	111,734,469
Total Handle (Turnover)	$413,225,762	$218,519,771

Winnings/Payouts
Winnings web-based	223,064,978	100,860,085
Winnings land-based	152,446,130	94,201,786
Total Winnings/Payouts	375,511,108	195,061,871

Gross Gaming Revenues	$37,714,654	$23,457,900

Less: ADM Gaming Taxes	3,417,150	1,761,935

Net Gaming Revenues	$34,297,504	$21,695,965
Add: Commission Revenues	135,957	281,285
Add: Service Revenues	141,636	887,896
Revenues	$34,575,097	$22,865,146

General and Administrative Expenses

We incurred $10.0 million in general and administrative expenses during the year ended December 31, 2018, an increase of 79% as compared to $5.6 million in the year ended December 31, 2017.

Amortization expense includes the amortization of deferred loan costs of approximately $0 and $70,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Direct Selling Expenses

Direct selling costs represent the fees we pay to our network service provider, ADM, license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

During the year ended December 31, 2018 our selling expenses increased 64% and were $24.1 million, compared to selling expenses of $14.7 million for the year ended December 31, 2017. Selling expenses are based on a percentage of handle (turnover), thus the increase in selling expenses reflects the increase in handle.

Interest Expense

The Company had incurred interest expenses, net of interest income, of $2.6 million for the year ended December 31, 2018, compared to approximately $482,000 in interest expense, net of interest income, for the year ended December 31, 2017.

Interest expense includes non-cash interest costs of $2 million for the year ended December 31, 2018, compared to approximately $205,000 in non-cash interest costs for the year ended December 31, 2017. As a result, the majority of the increase in interest expense incurred was related to interest on debentures issued in 2018.

Change in Fair Value of Derivative Liability

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, we did not have any derivative financials instruments classified as a liability at December 31, 2018.

During the year ended December 31, 2018, we reclassified non-cash charges for the six months ended June 30, 2018 of approximately $5 million for the debenture warrant revaluation to stockholders’ equity based on new guidance in 2017, see Note 2. The components for determining the fair value of the warrants are contained in the table in Note 15 of the accompanying consolidated financial statements.

Impairment on investment in non-consolidated entities

We did not record an impairment on investment during the year ended December 31, 2018; we recorded impairment of approximately $7,000 on the investment in shares of Banca Veneto SCpA (now known as Intesa Sanpaolo Bank) during the year ended December 31, 2017.

Net Income/Loss

For the year ended December 31, 2018, we had a net loss of $3.0 million, or a loss of $0.04 per share (basic and diluted), as compared to a net income of $1.4 million, or $0.02 per share (basic and diluted), for the year ended December 31, 2017.

This increase in net loss during 2018 was primarily due to an increase in total costs and expenses and also reflects approximately $2.6 million in non-cash interest expense incurred on debentures issued in 2018, the re-investment of approximately $0.8 million of operating cash into the continuous research and development of our betting platform, as well as recurring and non-recurring cash and non-cash investment of approximately $1.5 million into management and expenses related to the expansion into new markets including the United States sports betting market.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets denominated in Euro.

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy and Austria. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

For the year ended December 31, 2018 we recorded an expense of approximately $831,000 for foreign currency translation adjustment, compared to an income of approximately $166,000 for foreign currency translation adjustment for the year ended December 31, 2017.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA, to analyze our operating performance. We use these financial measures to manage our business on a day-to-day basis. We believe that these measures are also commonly used in our industry to measure performance. For these reasons, we believe that these non-GAAP financial measures provide expanded insight into our business, in addition to standard U.S. GAAP financial measures. There are no specific rules or regulations for defining and using non-GAAP financial measures, and, as a result, the measures we use may not be comparable to measures used by other companies, even if they have similar labels. The presentation of non-GAAP financial information should not be considered in isolation from, or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. You should consider non-GAAP financial measures in conjunction with our U.S. GAAP financial measures.

We define our non-GAAP financial measures as follows:

EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Adjustments are made for items considered outside the normal course of business.

We believe Adjusted EBITDA, when considered along with other performance measures, is a particularly useful performance measure because it focuses on certain operating drivers of the business, including sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of our operating results and the trends to which we are subject, and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income or loss, because it does not take into account certain aspects of our operating performance (for example, it excludes non-recurring gains and losses which are not deemed to be a normal part of underlying business activities). Our use of Adjusted EBITDA may not be comparable to the use by other companies of similarly termed measures. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our operating performance. In addition, capital expenditures, which affect depreciation and amortization, interest expense, and income tax benefit (expense), are evaluated separately by management.

Reconciliation from Comprehensive Income (Loss), as shown in our Consolidated Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

(in thousands)	For the year ended December 31,
	2018	2017
Comprehensive Income (Loss)	$(3,877,319)	$1,532,190

Total Other Expenses (Income)	2,370,881	256,356
Foreign currency translation adjustment	831,011	(166,304)
Income tax provision	1,102,701	972,924
EBITDA	427,274	2,595,166

Product Readiness and U.S. Market Launch	1,019,500	—
Items Relating to Legacy Activities	1,000,000	—
Items Outside the Normal Course of Business	608,600	—
Adjustment for salary forgone in prior years	500,000	—

Adjusted EBITDA	$3,555,374	$2,595,166

Liquidity and Capital Resources

Assets

At December 31, 2018, we had a total of $22.6 million in assets compared to $12.2 million in assets at December 31, 2017. The increase in 2018 was primarily related to the increase in the valuation of intangible license assets related to the exercise of the Ulisse Put Option and the Multigioco Put Option.

Liabilities

At December 31, 2018, we had $11.9 million in current liabilities and approximately $834,000 in long term liabilities, compared to current liabilities of $7.2 million and long-term liabilities of $895,000 at December 31, 2017. The increase in current liabilities was a result of an increase in accounts payable and accrued liabilities, as well as convertible debt that we issued in the first half of 2018.

At December 31, 2018, we had outstanding (i) debentures in the principal amount of $490,000 issued in the offering we consummated in February 2018, which debentures bear interest at a rate of 10% per annum and are due two years after their issuance; (ii) debentures in the principal amount of $1.1 million issued in the offerings we consummated in April 2018, which notes bear interest at a rate of 10% per annum and are due two years after their issuance and (iii) debentures in the principal amount of $6.9 million issued in the offering we consummated in May 2018, which notes bear interest at a rate of 10% per annum and are due two years after their issuance.

At December 31, 2018, we also owed EUR 302,000 (approx. U.S. $346,000 based on an exchange ratio on December 31, 2018 of 1.14 ) to Intesa Sanpaolo Bank in Italy pursuant to a loan, which loan is secured by our assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending September 30, 2021. Monthly repayments of EUR 9,760 (approx. U.S. $11,000) began in January 2017. We made payments of approx. U.S. $117,000 during the years ended December 31, 2018 which included principal of approximately $101,000 and interest of approximately $16,000 for the year ended December 31, 2018.

Working Capital

We had $6.3 million of cash and cash equivalents at December 31, 2018 compared to $6.5 million of cash and cash equivalents at December 31, 2017. As of December 31, 2018, we had a total accumulated deficit of $13.0 million compared to $9.9 million at December 31, 2017.

We had $7.6 million in current assets and $11.9 million in current liabilities, resulting in working capital deficit of $4.3 million at December 31, 2018, compared to working capital surplus of approximately $635,000 at December 31, 2017.

As part of our multi-year business plan, we initiated an ambitious investment strategy including taking steps to enter the U.S. market, all of which required and will continue to require additional capital. We may be required to curtail our business plan should our available resources become limited. Our business development has most recently been funded through a combination of the sale of debentures, convertible and promissory notes as well as through the issuance of our common stock. We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative. While we are pursuing the opportunities and actions described above, there can be no assurance that we will be able to maintain a profitable level of operations and be successful in our efforts to raise additional resources to fund our ambitious growth plan.

In addition, we maintain a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Notes 5 & 7. At December 31, 2018, the line of credit had an outstanding balance of $750,000.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $1.77 million for year ended December 31, 2018, compared to $3.36 million of net cash provided by operating activities for the same period ended December 31, 2017.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2018 was approximately $5.43 million compared to approximately $226,000 of net cash provided by investing activities for the period ended December 31, 2017. The increase in cash used in investing activities was attributed to the purchase price adjustment related to the exercise of the Ulisse Put Option and the Multigioco Put Option.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $4.50 million compared to $571,000 of net cash provided by financing activities for the year ended December 31, 2017. The cash provided by financing activities for the year ended December 31, 2018 was primarily a result of the May 31, 2018 Private Placement and to a lesser extent proceeds from the bank line of credit offset by our repurchase of stock from the sellers of Ulisse and Multigioco.

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

Related-Party Transactions

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	December 31, 2018	December 31, 2017
Gold Street Capital Corp.	$39,237	$41,143
Doriana Gianfelici	—	58,792
Other stockholders	—	447,874
Total advances from stockholders	$39,237	$547,809

During the year ended December 31, 2018, Gold Street, our major stockholder, advanced approximately $207,000 to us, net of repayment of approximately $292,000. Also, the Company paid management fees to Gold Street Capital Corp. of $72,000 for the year ended December 31, 2018.

In January 2018, we advanced EUR 100,000 (approx. U.S. $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. The advance has been repaid and the gaming license in Malta is still pending.

In February 2018, we provided a loan of approximately EUR 39,000 (approx. U.S. $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by approximately EUR 46,000 (approximately U.S. $53,000). The loan bears interest at 4.47% and was due in February 2019. Total repayments in 2018 were approximately EUR 43,000 and approximately EUR 43,000 (approx. U.S. $45,000 and U.S. $45,000, respectively), including interest, remains outstanding at December 31, 2018. An officer of the Company holds a 34% stake in Engage IT Services Srl.

During the year ended December 31, 2018, we paid management fees of approximately EUR 480,000 (approximately U.S. $549,000) to Ulisse Services, Ltd. to cover office, management and set-up expenses.

The amounts due to the stockholders at December 31, 2018 are non-interest bearing and due on demand.

Advances from other stockholders comprise of the dividend accrued to former stockholders of Ulisse for the six-month period prior to the acquisition of Ulisse on July 1, 2016, net of the advance of EUR 104,730 (approximately U.S. $120,000) to Luca Pasquini in 2017, which was paid out in full on May 31, 2018.

Related-Party Debt

Promissory notes payable to related parties of $318,078 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. The amount due to Braydon Capital Corp. is comprised of the following:

(1)	a Promissory Note for $186,233 issued on December 15, 2015 that bears interest at a rate of 1% per month due in full on the maturity date of December 15, 2016. We and Braydon Capital have agreed to extend the maturity date indefinitely by mutual consent, and
(2)	a Promissory Note for $90,750 issued on January 13, 2016 that bears interest at a rate of 1% per month due in full on the maturity date of January 13, 2017 that was subsequently amended to add $41,095 in additional funds received from Braydon Capital Corp. for a total of $131,845. We and Braydon Capital have agreed to extend the maturity date indefinitely by mutual consent.

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

YEARS ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Newgioco Group Inc.

Toronto, Ontario

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Newgioco Group Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, Stockholders’ Equity (Deficiency), and cash flows, for the years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statement"). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

Pitagora Revisione S.r.l.

/s/ Roberto Seymandi

Roberto Seymandi

Partner

Turin, Italy

March 7, 201

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$6,289,903	$6,469,858
Accounts receivable	10,082	116,489
Gaming accounts receivable	1,021,052	1,163,831
Prepaid expenses	124,712	87,692
Related party receivable	49,914	—
Other current assets	55,700	12,543
Total Current Assets	7,551,363	7,850,413

Noncurrent Assets
Restricted cash	1,560,539	587,905
Property, plant and equipment	354,799	280,111
Intangible assets	12,583,457	3,245,748
Goodwill	262,552	260,318
Investment in non-consolidated entities	275,000	1
Total Noncurrent Assets	15,036,347	4,374,083
Total Assets	$22,587,710	$12,224,496

Current Liabilities
Line of credit - bank	$750,000	$177,060
Accounts payable and accrued liabilities	4,603,608	1,606,560
Gaming accounts balances	1,049,423	1,274,856
Taxes payable	1,056,430	1,555,371
Advances from stockholders	39,237	547,809
Liability in connection with acquisition	—	142,245
Debentures, net of discount	3,942,523	1,148,107
Derivative liability	—	222,915
Promissory notes payable – other	—	100,749
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	120,920	121,208
Total Current Liabilities	11,880,219	7,214,958

Bank loan payable	225,131	362,808
Other long-term liabilities	608,728	532,680
Total Liabilities	12,714,078	8,110,446

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 75,540,298 and 74,143,590 shares issued and outstanding as of December 31, 2018 and 2017	7,555	7,415
Additional paid-in capital	23,956,309	14,254,582
Accumulated other comprehensive income	(1,081,338)	(250,327)
Accumulated deficit	(13,008,894)	(9,897,620)
Total Stockholders' Equity	9,873,632	4,114,050
Total Liabilities and Stockholders’ Equity	$22,587,710	$12,224,496

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31,
	2018	2017
Revenue	$34,575,097	$22,865,146

Costs and Expenses
Selling expenses	24,142,110	14,672,099
General and administrative expenses	10,005,713	5,597,881
Total Costs and Expenses	34,147,823	20,269,980

Income (Loss) from Operations	427,274	2,595,166

Other Expenses (Income)
Interest expense, net of interest income	2,614,837	482,367
Changes in fair value of derivative liabilities	—	(257,231)
Imputed interest on related party advances	761	24,365
Gain on litigation settlement	(516,120)	—
Loss on issuance of debt	196,403	—
Impairment on investment	—	6,855
Other Expense	75,000	—
Total Other Expenses (Income)	2,370,881	256,356

Income (Loss) Before Income Taxes	(1,943,607)	2,338,810
Income tax provision	1,102,701	972,924
Net Income (Loss)	$(3,046,308)	$1,365,886

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(831,011)	166,304

Comprehensive Income (Loss)	$(3,877,319)	$1,532,190

Income (loss) per common share – basic	(0.04)	0.02
Income (loss) per common share – diluted	(0.04)	0.02
Weighted average number of common shares outstanding – basic	75,887,946	74,032,631
Weighted average number of common shares outstanding – diluted	75,887,946	75,344,948

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2016	74,011,188	$7,402	$14,165,361	$(416,631)	$(11,263,504)	$2,492,628

Shares issued for services	125,000	13	23,237			23,250
Imputed interest on stockholder advances			26,753			26,753
Beneficial conversion value of debt			39,231			39,231
Foreign currency translation adjustment				166,304		166,304
Net income (loss)					1,365,884	1,365,884

Balance at December 31, 2017	74,143,590	$7,415	$14,254,582	$(250,327)	$(9,897,620)	$4,114,050

Imputed interest on stockholder advances			1,514			1,514
Adoption of ASU 2017-11			287,881		(64,966)	222,915
Shares issued for warrants	201,088	20	(20)			0
Common stock issued with debentures	1,831,220	183	582,303			582,486
Foreign currency translation adjustment			2,585,569			2,585,569
Warrants issued with debt		-	2,951,429			2,951,429
Common stock issued for the purchase of subsidiaries	1,404,400	140	5,587,534			5,587,674
Purchase of treasury stock	(2,040,000)	(204)	(2,260,770)			(2,260,974)
Foreign currency translation adjustment			(33,713)	(831,011)		(864,724)
Net income (loss)					(3,046,308)	(3,046,308)

Balance at December 31, 2018	75,540,298	7,555	23,956,309	(1,081,338)	(13,008,894)	9,873,632

 See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
Cash Flows from Operating Activities	2018	2017
Net income (loss)	$(3,046,308)	$1,365,886

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	488,464	601,266
Amortization of deferred costs	58,188	100,329
Non-cash interest	1,995,128	205,216
Loss on issuance of debt	196,403	—
Imputed interest on advances from stockholders	1,514	24,365
Changes in fair value of derivative liabilities	—	(257,231)
Unrealized loss on trading securities	75,000	—
Impairment (recovery) of assets	(518,354)	6,855
Stock issued for services	—	23,250
Bad debt expense	6,354	135,953

Changes in Operating Assets and Liabilities
Prepaid expenses	(95,209)	(85,301)
Accounts payable and accrued liabilities	3,062,422	482,904
Accounts receivable	100,053	(91,603)
Gaming accounts receivable	142,779	(654,287)
Gaming accounts liabilities	(225,433)	435,771
Taxes payable	(498,941)	903,187
Other current assets	(43,157)	(2,304)
Customer deposits	—	138,359
Long term liability	76,048	26,059
Net Cash Provided by (Used in) Operating Activities	1,774,952	3,358,674

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,455,099)	(180,722)
Increase in restricted cash	(972,634)	(45,142)
Net Cash Used in Investing Activities	(5,427,733)	(225,864)

Cash Flows from Financing Activities
Proceeds from (repayment of) bank credit line, net	750,000	165,925
Proceeds from (repayment of) bank loan	(137,965)	(109,104)
Repayment of bank credit line	(177,060)	—
Proceeds from debentures and convertible notes, net of repayment	6,883,906	591,202
Advance to related party	(49,914)
Purchase of treasury stock	(2,261,307)	—
Advances from stockholders, net of repayment	(508,572)	(77,398)
Net Cash Provided by (Used in) Financing Activities	4,499,088	570,625

Effect of change in exchange rate	(1,026,262)	536,001

Net increase (decrease) in cash	(179,955)	4,239,436
Cash – beginning of the period	6,469,858	2,230,422
Cash – end of the period	$6,289,903	$6,469,858

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$619,709	$277,271
Income tax	$339,274	$60,598

Supplemental cash flow disclosure for non-cash activities
Cashless exercise of warrants	$20	—
Common shares issued for the acquisition of intangible	$5,588,008	—
Common stock issued with debt	$582,486	—
Discount due to warrants issued with debt	$2,307,569	—
Discount due to beneficial conversion feature	$2,585,569	—
Discount due to broker warrants issued with debt	$643,860	—
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	$222,915	—

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

Nature of Business

Newgioco Group, Inc. ("Newgioco Group" or the "Company") was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly-owned subsidiaries in Canada, Italy, Malta and Austria.

The Company’s subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

Newgioco Group is a commercial stage and vertically integrated company which owns and operates an innovative, certified Betting Platform Software (“BPS”), offering a complete suite of online and offline leisure gaming services including sports betting, a variety of lottery and casino gaming on a business-to-business basis. Newgioco Group also operates a retail distribution network through regulated websites and licensed betting locations situated throughout Italy.

2. Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions are eliminated upon consolidation.

Certain items in prior periods were reclassified to conform to the current period presentation.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is not being amortized but is reviewed at least annually for impairment. In the Company’s evaluation of goodwill impairment, it performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for the Company’s reporting units is determined using an income or market approach incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, the Company performs its annual impairment testing in the fourth quarter. The Company performs the allocation based on its knowledge of the market in which we operate, and our overall knowledge of the leisure betting and gaming industry.

There was no goodwill impairment recorded as a result of the last quantitative assessment in the fourth quarter of 2018.

Loss Contingencies

The Company may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by its users, goods and services offered by advertisers or publishers using our website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is possible, and a range of the loss can be reasonably estimated, it discloses the range of the possible loss in the notes to the consolidated financial statements.

The Company evaluates, on a monthly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and make adjustments and changes to its disclosures as appropriate. Significant judgment is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company’s estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows.

To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on the Company’s operations or financial condition. The Company has insured and continues to insure against most of these types of claims.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

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

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including convertible debentures and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, the Company has no derivative financials instruments classified as a liability at December 31, 2018.

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity and include warrants granted and convertible debt. When the Company incurs a net loss, the effect of the Company’s outstanding stock warrants and convertible debt are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical for the year ended December 31, 2018.

On December 20, 2017, the Company completed a two-for-one forward stock split in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect such forward stock split.

The following is a reconciliation of weighted average shares and a calculation of earnings per share:

	For the years ending December 31,
	2018	2017
Net Income (Loss)	(3,046,308)	1,365,886

Weighted Average Basic Shares	75,887,946	74,032,631
Effect of Dilutive Securities		1,312,317
Weighted Average Diluted Shares	75,887,946	75,344,948

Earnings per share
Basic	(0.04)	0.02
Diluted	(0.04)	0.02

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

Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as “handle” or “turnover”) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed which is representative of the point in time at which the Company has satisfied its performance obligation. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. The Company had no cash equivalents as of December 31, 2018 and 2017.

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

Gaming accounts receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of the Company’s websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded bad debt expense of approximately $6,000 and $136,000 for the years ended December 31, 2018 and 2017, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2018 and the year ended December 31, 2017. Refer to this Note for accounting of early adoption of ASU 2017-11.

Balance at December 31, 2016	$211,262
Issued during the year ended December 31, 2017	268,884
Exercised during the year ended December 31, 2017	—
Change in fair value recognized in operations	(257,231)
Balance at December 31, 2017	$222,915
Issued during the year ended December 31, 2018	31,010,535
Canceled during the year ended December 31, 2018	(470,070)
Change in fair value recognized in operations	(18,268,653)
Adjustment due to ASU 2017-11	(12,494,727)
Balance at December 31, 2018	$—

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

All lease agreements of the Company as lessees are accounted for as operating leases as of December 31, 2018 and 2017.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

The recently passed comprehensive tax reform bill could adversely affect the Company’s business and financial condition.

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

Equity investments with readily determinable fair value, are measured at fair value with changes in fair value recognized in earnings. The Company’s investment in Zoompass Holdings Inc was accounted for at fair value. These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized losses recorded to earnings related to these securities were $75,000 and $0 for the years ended December 31, 2018 and 2017 respectively.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU provides guidance related to the recognition and measurement of financial assets and financial liabilities with changes primarily affecting equity investments and disclosure of financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of this standard on did not have a material impact on the Company’s consolidated financial statements.

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

Adoption of ASU 2017-11

The Company changed its method of accounting for all of our outstanding Debentures and Warrants through the early adoption of ASU 2017-11 during the three months ended September 30, 2018 on a modified retrospective basis. Accordingly, the Company reclassified the warrant and conversion option derivative liabilities to additional paid in capital on its January 1, 2018 consolidated balance sheets totaling approximately $222,915 and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of approximately $64,966. This resulted to an increase in additional paid-in capital by $287,881. In addition, because of the modified retrospective adoption, the Company recalculated the derivative liabilities for debt issued in 2018 and reduced the loss on debt issuance and change in fair value of derivative liabilities on its consolidated statements of operations by approximately $5 million and reduced amortization of debt discount by approximately $650,000 for the year ended December 31, 2018. The following table provides a reconciliation of the warrant derivative liability, convertible debt, conversion, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of January 1, 2018:

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

3. Acquisition of betting software technology; offline and land-based gaming assets

Odissea Betriebsinformatik Beratung GmbH (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Odissea SPA”), which closed on July 1, 2016, with the former shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary betting operating system. Pursuant to the agreement, the Company issued 8,772,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the former shareholders of Odissea now hold approximately 15.57% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the betting operating system by Italy’s online gaming and betting regulator, Agenzia delle Dogane e dei Monopoli (“ADM”) which was obtained on June 30, 2017, the former shareholders of Odissea have an option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 4,386,100 shares) at a fixed price of USD $0.50 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Ulisse GmbH (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Ulisse SPA”), which closed on July 1, 2016, with the former shareholders of Ulisse organized under the laws of Austria. Ulisse operates a network of approximately 172 land-based agency locations. Pursuant to the agreement, the Company issued 3,331,200 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse.

Pursuant to the Ulisse SPA, the purchase price was subject to an adjustment equal to two times earnings before income taxes calculated on a pro rata basis from the closing date upon completion of the ADM license tender auction. The former shareholders of Ulisse were also permitted to exercise an option to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of USD $0.50 per share (the “Ulisse Put Option”).

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to EUR 10 million (approx. U.S. $11.7 million). The purchase price adjustment was paid half in cash of EUR 5 million (approx. U.S. $5.85 million) and the Company issued 4,735,600 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018.

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the former shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). On June 22, 2018, the Company repurchased and retired the balance of 2,040,000 shares issued to the Multigioco former shareholders in consideration for the purchase price at a fixed price of USD $0.50 per share in exchange for EUR 510,000 (approx. U.S. $595,000).

4. Intangible Assets

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Ulisse Bookmaker License	9,724,244	—	—
Land-based licenses	970,422	967,328	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	14,400,964	4,673,626
Accumulated amortization	(1,817,507)	(1,427,878)
Balance	$12,583,457	$3,245,748

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded approximately $450,000 and $445,000 in amortization expense for finite-lived assets for the years ended December 31, 2018 and 2017, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

The Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

6. Other long-term liabilities

Other long-term liabilities represent the Italian "Trattamento di Fine Rapporto" which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	December 31, 2018	December 31, 2017
Severance liability	$168,706	$131,904
Customer deposit balance	440,021	400,775
Total other long term liabilities	$608,727	$532,680

7. Line of Credit – Bank

The Company maintains a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Note 5. At December 31, 2018, the Line of Credit had an outstanding balance of $750,000.

8. Liability in connection with acquisition

Liability in connection with acquisition represent non-interest-bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. An officer of the Company owns 50% of Newgioco Srl. In connection with the Multigioco Acquisition, on June 22, 2018 the Company paid the amount due to Newgioco Srl in full.

9. Related party transactions and balances

Related Party Loans

Advances from stockholders represent non-interest-bearing loans that are due on demand. Balances of Advances from stockholders are as follows:

	December 31, 2018	December 31, 2017
Gold Street Capital Corp.	$39,237	$41,143
Doriana Gianfelici	—	58,792
Luca Pasquini	—	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$39,237	$547,809

Amounts due to Gold Street Capital Corp., the major stockholder of the Company are for reimbursement of expenses. During the year ended December 31, 2018 and 2017, the Company paid management fees of $72,000 and $144,000, respectively, to Gold Street Capital Corp.

In January 2018, the Company advanced EUR 100,000 (approx. U.S. $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. The advance has been repaid and the gaming license in Malta is still pending.

In February 2018 the Company provided a loan of approximately EUR 39,000 (approx. U.S. $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by approximately EUR 46,000 (approximately U.S. $53,000). The loan bears interest at 4.47% and is due in February 2019. Total repayments in 2018 were approximately EUR 43,000 and approximately EUR 43,000 (approx. U.S. $45,000 and U.S. $45,000, respectively), including interest, remains outstanding at December 31, 2018. An officer of the Company holds a 34% stake in Engage IT Services Srl.

During the year ended December 31, 2018, the Company paid management fees of approximately EUR 480,000 (approximately U.S. $549,000) to Ulisse Services, Ltd. to cover office and set-up expenses.

The amounts due to the stockholders at December 31, 2018 are non-interest bearing and due on demand.

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

10. Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of the following:

	December 31, 2018	December 31, 2017
2336414 Ontario Inc	$—	$875,459
Banca Veneto	—	1
Zoompass Holdings Inc.	275,000	—
	275,000	875,459

Less impairment	—	(875,459)
Total investment in non-consolidated entities	$275,000	$1

In December 2014, the Company invested CDN $1,000,000 (approx. U.S. $778,000) in a private placement of common shares of 2336414 Ontario Inc. (“2336414”) representing 666,664 common shares, or 2.3% of 2336414. 2336414 is an Ontario corporation and was the parent company of Paymobile Inc. (“Paymobile”) a carrier-class, Payment Card Industry (“PCI”) compliant transaction platform, delivering Visa prepaid card programs for social disbursements, corporate payroll and check replacement. The Company also had warrants to purchase additional shares in 2336414 that were not exercised and have since expired.

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

For the year ended December 31, 2018, the Company recorded a loss of $75,000 related to the investment in Zoompass.

11. Stockholders’ Equity

On November 28, 2017, the Board of Directors approved a 2-for-1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017.

In May 2018, the Company repurchased and retired 3,331,200 shares issued in June 2016 to the Ulisse former shareholders. In addition, 4,735,600 new shares were issued to the Ulisse former shareholders based on the purchase price adjustment of Ulisse per the Ulisse SPA.

In May 2018, the Company repurchased and retired 2,040,000 shares issued to the Multigioco former shareholders in exchange for EUR 510,000 (approx. U.S. $595,000) based on the stock purchase agreement between the Company and Multigioco dated August 15, 2014.

On May 18, 2018, a warrant holder exercised warrants on a cashless basis and was issued 201,088 shares of the Company’s common stock.

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

12. Debentures and Convertible Notes

The conversion price of the convertible notes issued in February 2016 and April 2016 per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

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

During the year ended December 31, 2018, the Company paid approximately $1 million to the private investor to pay the entire amount due under the notes in full, including penalty and interest towards the consent judgement related to the settlement agreement with the investor dated May 15, 2017. Accounts payable and accrued liabilities included an accrued interest on the notes of $139,041 at December 31, 2017.

On May 18, 2018 the investor exercised the warrant to purchase up to 326,088 shares of the Company and received 201,088 shares on a cashless basis. See Notes 11 and 15.

First Quarter Debentures

On February 26, 2018, the Company issued debentures units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 160 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 (USD $521,900) debentures and received warrants to purchase up to 167,500 shares of the Company’s common stock and 111,000 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share. In addition, the Company paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the Warrants issued to investors in the February 2018 Private Placement.

Second Quarter Debentures

In April 2018, the Company issued debentures units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 160 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 (USD $105,200) debentures and received warrants to purchase up to 33,750 shares of the Company’s common stock and 21,600 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the April 2018 Private Placement.

On April 19, 2018, the Company re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 160 shares of restricted common stock. The investors in the April 19, 2018 Debentures received an aggregate principal amount of CDN $1,436,000 (USD $1,118,600) debentures, warrants to purchase up to 359,000 shares of the Company’s common stock and 229,760 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

On May 11, 2018, the Company issued debentures units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 160 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 (US $102,000) debentures and received warrants to purchase up to 32,750 shares of the Company’s common stock and 20,960 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the May 11, 2018 Private Placement.

On May 31, 2018, the Company closed a private placement offering of up to 7,500 units and entered into Subscription Agreements (the “Agreements”) with certain accredited investors (the “May 31, 2018 Private Placement”). The units were offered in both U.S. and Canadian dollar denominations. Each unit sold to U.S. investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”), (ii) 208 shares of our common stock and (ii) warrants to purchase up to 1082.25 warrants shares of our common stock (the “U.S. Warrants”). Each unit sold to Canadian investors was sold at a per unit price of CND $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of CND $1,000 (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 160 shares of our common stock and (ii) warrants to purchase up to 832.50 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”).

The May Warrants are exercisable at an exercise price of $0.50 per share and expire two years after the issuance date.

The U.S. investors in the May 31, 2018 Private Placement purchased a total 3,268 units and the Company issued U.S. Debentures in the principal amount of $3,268,000 and Canadian investors purchased 4,800 units and we issued Canadian Debentures in the principal amount of CDN $4,800,000 (US $3,739,200). In addition, investors received May Warrants to purchase up to 6,438,062 shares of the Company’s common stock and 1,447,744 restricted shares of common stock.

In connection with the May 31, 2018 Private Placement, the Company paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of May Warrants sold to investors. The broker warrants had like terms as the May Warrants issued to Investors in the May 31, 2018 Private Placement.

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

In addition, on June 18, 2018, the Company received proceeds from the second closing of the May 31, 2018 Private Placement and issued U.S. Debenture in the principal amount of USD $950,000 and Canadian Debentures in the principal amount of CDN $9,500 (approx. U.S. $7,455) net of commissions with identical terms of the May Debentures. In addition, the Company also issued two-year May Warrants to purchase up to 1,094,738 shares of the Company’s common stock at an exercise price of $0.50 per share.

Warrants issued in relation to the debentures and notes are discussed in Note 15.

13. Promissory Notes Payable – Other

In December 2014, the Company received a promissory note in the principal amount of CDN $500,000 (approx. U.S. $390,000) from Paymobile a subsidiary of 2336414 of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On March 31, 2018, the Company entered into the Settlement Agreement with 2336414, Paymobile and Zoompass. Pursuant to the terms and conditions of the Settlement Agreement, CDN $210,000 (approx. U.S. $160,000), in principal and accrued interest was forgiven and written off. See Note 10.

14. Bank Loan Payable

In September 2016, the Company obtained a loan of EUR 500,000 (approx. U.S. $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending September 30, 2021. Monthly repayments of EUR 9,760 (approx. U.S. $11,000) began in January 2017.

The Company made payments of approx. U.S. $117,000) during the years ended December 31, 2018 which included principal of approximately $101,000 and interest of approximately $16,000 for the year ended December 31, 2018.

15. Warrants

The exercise price of the warrants and the number of warrant shares exercisable have been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017.

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

On May 18, 2018, the warrant holder exercised warrants to purchase 201,088 shares of the Company’s common stock on a cashless basis.

On April 4, 2016, the Company issued warrants to purchase up to 124,440 shares of the Company’s common stock at an exercise price of $0.575 per share which may be exercised by the warrant holders until April 4, 2019. The warrants were issued to placement agents in relation to securing the February 29, 2016 and April 4, 2016 convertible promissory notes (See Note 12).

In connection with the private placement agreements entered into with accredited investors between February 26, 2018 and May 31, 2018, for each USD $1,000 debenture unit the Company issued two-year warrants to purchase up to 1082.25 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 832.50 shares of the Company’s common stock at an exercise price of $0.50 per share. (See Note 12)

The fair value of the warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value at issuance for the warrants outstanding at December 31, 2018:

Exercise Price/share at Issuance	$0.50 - $0.575
Common Stock Price/share	$0.26
Volatility	459%
Term (Years)	1.37 years
Dividend Yield	0%
Interest Rate	0.91%
Forfeiture Risk	0%

A summary of warrant transactions during the year ended December 31, 2018 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	467,928	$0.58	2.13
Issued	162,000	$0.50	2.00
Exercised	—	—	—
Expired	(17,400)	—	—
Outstanding at December 31, 2017	612,528	$0.54	1.37
Exercisable at December 31, 2017	561,528	$0.56	1.21
Issued	8,767,064	$0.50	2.00
Canceled	(216,000)	$0.63
Exercised	(326,088)	$0.58
Expired	(124,440)	$0.58
Outstanding at December 31, 2018	8,713,064	$0.50	1.41
Exercisable at December 31, 2018	8,713,064	$0.50	1.41

16. Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2018 and 2017. Handle (turnover) represents the total bets processed for the period.

For the Year Ended December 31,	2018	2017

Handle (Turnover)
Handle web-based	$235,891,170	$106,785,302
Handle land-based	177,334,592	111,734,469
Total Handle (Turnover)	$413,225,762	$218,519,771

Winnings/Payouts
Winnings web-based	223,064,978	100,860,085
Winnings land-based	152,446,130	94,201,786
Total Winnings/Payouts	375,511,108	195,061,871

Gross Gaming Revenues	$37,714,654	$23,457,900

Less: ADM Gaming Taxes	3,417,150	1,761,935

Net Gaming Revenues	$34,297,504	$21,695,965
Add: Commission Revenues	135,957	281,285
Add: Service Revenues	141,636	887,896
Revenues	$34,575,097	$22,865,146

17. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the year ended December 31, 2018 and December 31, 2017.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% during 2018 and 2017, respectfully, to the Company’s effective tax rate is as follows:

	December 31, 2018	December 31, 2017
U.S. Statutory rate	$(408,157)	$818,584
Tax rate difference between Italy, Austria, Canada and U.S.	(394,401)	(428,353)
Change in Valuation Allowance	1,287,619	558,187
Permanent difference	617,640	24,506
Income tax expense	$1,102,701	$972,924

The Company has accumulated a net operating loss carry forward ("NOL") of approximately $17.0 million as of December 31, 2018 in the U.S. This NOL may be offset against future taxable income through the year 2038. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy and Austria. The provisions for income taxes are summarized as follows:

	December 31, 2018	December 31, 2017
Current	$1,102,701	$972,924
Deferred	—	—
Total	$1,102,701	$972,924

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31, 2018	December 31, 2017
Net loss carryforward - Foreign	$124,407	$2,732
Net loss carryforward - US	3,861,629	4,540,465
	3,986,036	4,543,197
Less valuation allowance	(3,986,036)	(4,543,197)
Deferred tax assets	$—	$—

18. Subsequent Events

On January 30, 2019 Newgioco Group, Inc, acquired all of the issued and outstanding ordinary shares of Virtual Generation Limited, a company organized under the laws of Republic of Malta (“VG”) that owns and has developed a virtual gaming software platform (“VGS”), together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. The sellers include Mr. Luca Pasquini, the Company’s Vice President of Technology and a member of the Company’s board of directors, and Mr. Gabriele Peroni, the Company’s Vice President of Business Development, each of whom owns 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos).

Pursuant to the Purchase Agreement, on the closing date, the Company paid the sellers Four Million Euro (€4,000,000) (approximately U.S. $4,580,000) in consideration for all the ordinary shares of VG and Naos, which was paid as follows:

(i)	a cash payment of One Hundred and Eight Thousand Euro (€108,000) (approximately U.S. $124,000);
(ii)	the issuance of shares of our common stock valued at Eighty-Nine Thousand Euro (€89,000) (approximately U.S. $102,000); and
(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately U.S. $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately U.S. $119,000) with the first such payment due and payable on the date that is one (1) month after the closing date; and (b) an aggregate of €1,411,000 (approximately U.S. $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately U.S. $95,000) as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

In addition, pursuant to the terms of the Purchase Agreement, the Company agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately U.S. $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Annual Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2018, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or they have resigned. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our current directors and executive officers, their ages, positions held, as of the date of this report is as follows:

Name	Age	Position
Michele Ciavarella	56	Chief Executive Officer and Director
Alessandro Marcelli	44	Vice President of Operations
Luca Pasquini	52	Vice President of Technology and Director
Elizabeth J. MacLean	54	Chief Financial Officer and Chief Compliance Officer
Ralph M. Garcea	52	VP Corporate and Business Development
Franco Salvangi	42	VP Land-based Operations
Beniamino Gianfelici	72	VP Regulatory Affairs
Gabrielle Peroni	54	VP Business Development
Russ McMeekin	53	Director
Harold Wolkin	66	Chairman of the Board of Directors
William Rutsey	71	Director

Family Relationships

Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici, the founders of Multigioco.

Executive Officer and Director Biographies

Michele Ciavarella – Chief Executive Officer and Director

Michele Ciavarella has served as our Chief Executive Officer since June 2011 and formerly was our Chairman of the Board. In addition, Mr. Ciavarella has served the Company in various roles and executive capacities since 2004 including President, Chief Executive Officer and Director of Operations. From 2004 to 2011, Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies including Kerr Mines Ltd. (formerly known as) Armistice Resources, Firestar Capital Management Corporation, Mitron Sports Enterprises, Process Grind Rubber and Dagmar Insurance Services. He also served as the Business Development Officer for Forte Fixtures and Millwork Inc., a family business in the commercial retail fixture manufacturing industry from January 2007 until October 2013. From 1990 until 2004, Mr. Ciavarella served as a senior executive, financial planner, life insurance underwriter and financial advisor for Manulife Financial and Sun Life Financial. Mr. Ciavarella received his Bachelor of Science degree from Laurentian University in Sudbury, Ontario. Mr. Ciavarella has been focused on incubating and executing on business building strategies for the prior 25 years. We believe that Mr. Ciavarella is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including executive, financial and operational application of lean business process management as well as extensive c-level and board level experience and his leadership skills and diversified industry experience combined with a track record of growing businesses, both organically and through acquisitions and joint ventures.

Alessandro Marcelli – VP Operations

Alessandro Marcelli has served as our VP Operations since 2014 and served as our President from 2014 to 2017. Mr. Marcelli has more than 20 years of professional experience in the technology industry having a broad range of applicable cross-border experience including a key role as Project Manager of Software with NATO in 1996 working within the Turkish Army. He was employed with Vodafone Group PLC from 1997 through 2010 as manager of the operational and maintenance center for central and south Italy operations.

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Since 2007, Mr. Marcelli has been the Managing Director of Multigioco and has been instrumental in its growth, expanding the Newgioco/Multigioco brand to approximately EUR 410 Million in gross annual gaming turnover during his tenure.

Luca Pasquini – VP Technology and Director

Luca Pasquini has served as a member of our Board and our VP Technology since August 2016. Mr. Pasquini brings 30 years of information technology experience and has served as team leader, service manager and project manager in various software and technology development projects. Since 2013, Mr. Pasquini has served as co-founder and Chief Executive Officer of Odissea Betriebsinformatik Beratung GmbH where he was instrumental in the engineering and creation of a powerful, state-of-the art sports betting and gaming technology system. From 2011 to 2013, Mr. Pasquini served as IT Manager of GoldBet sportwetten GmbH where he provided executive oversight of technology adaptation and software development. Mr. Pasquini has also been instrumental in assembling a solid team of gaming specialist software engineers that have developed an innovative bookmaker platform and a full suite of gaming products. Mr. Pasquini is a graduate of technical engineering studies at Instituto Superiore Valdarno in San Giovanni Valdarno, Italy. We believe that Mr. Pasquini is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his information technology experience.

Elizabeth J. MacLean – Chief Financial Officer and Chief Compliance Officer

Elizabeth J. MacLean has been our Chief Financial Officer and Chief Compliance Officer since December 2018. Ms. MacLean has more than 20 years of experience leading finance teams in various industries in both the United States and the United Kingdom. Since September 2016, Ms. MacLean has served as the Treasurer of H. MacLean Realty Company, Inc. (“MacLean Realty”) and since September 2017, she has served as Interim President of MacLean Realty. Since August 2018, Ms. MacLean has served as an adjunct faculty member at Ottawa University. From October 2016 to October 2017, Ms. MacLean served as Director, Financial Planning and Analytics for Blackboard Transact, and from October 2009 until March 2016, she served as Director, Financial Planning and Analytics for Apollo Education Group/University of Phoenix. She also previously served as Global Lead for Financial Systems and Processes for Progressive Gaming International; Global Implementation Leader, SAP Finance Modules and IT Business Partner for Finance for Honeywell Process Solutions; Director, Digital Works for Honeywell; Director, Business Development for Honeywell eVentures; Foreign Exchange and Commodities Hedging Manager for Honeywell Corporate Treasury; and Cost Accounting and Activity-Based Costing Manager for AlliedSignal Aerospace. Ms. MacLean received an MBA in global finance from Stanford University’s Graduate School of Business and a Bachelor of Arts in biology from the University of Chicago.

Ralph M. Garcea – VP Corporate and Business Development

Ralph M. Garcea has been our VP Corporate and Business Development since September 2018. Mr. Garcea brings more than 22 years of experience in senior analyst positions at major domestic and international banks and brokerage firms. Before co-founding Focus Merchant Group in September 2018, from January 2017 to September 2018, Mr. Garcea was a Managing Director in Equity Research at Echelon Wealth Partners, and a research analyst with both Cantor Fitzgerald Canada from January 2015 to January 2017, and Global Maxfin Capital from January 2013 to December 2014. He was a top-ranked research analyst, well regarded for the depth and breadth of knowledge he brought to bear on his coverage of Canadian technology, gaming and industrial companies across a broad range of market capitalizations. Over the years, he has received top three rankings from Brendan Woods, Greenwich, Starmine and Thomson Reuters surveys. His previous coverage of the Stars Group (TSG-US), NYX Gaming (SGMS-US), Jackpotjoy (JPJ-LSE), Innova Gaming and Pollard Banknote (PBL-T), will be an invaluable asset working with management and the board in executing our global expansion strategy, with a focus on Italy and the U.S. sports betting markets. Mr. Garcea holds a Bachelor’s degree (Honours) in Engineering Science (Aerospace) from the University of Toronto and an M.B.A. (Honours) from the Schulich School of Business at York University.

 Franco Salvagni - VP Land-based Operations

Franco Salvagni has served as our VP Land-based Operations since August 2016. Mr. Salvagni has 20 years of experience at the retail level in Italian gaming business. Since 2013, Mr. Salvagni has served as Area Manager in charge of developing the land-based distribution of betting shops in Italy of Ulisse GmbH.

Beniamino Gianfelici - VP Regulatory Affairs

Beniamino Gianfelici is the founder of Newgioco and has served as our Vice President of Regulatory Affairs since August 2015. He served as a member of our Board from August 2015 until May 2017. Mr. Gianfelici brings over 35 years of experience in gaming operations in Italy along with a wealth of business relationships in a broad range of industries and several key business centers throughout Italy. Prior to establishing Newgioco in 1996 and entering the gaming business, Mr. Gianfelici formed and managed a successful construction enterprise which designed, engineered and constructed a number of prominent buildings in Rome, Italy.

Gabriele Peroni – VP Business Development

Gabriele Peroni has served as our VP Business Development since August 2016. Mr. Peroni brings 20 years of experience in the online and land-based gaming business. From February 2011 to September 2013, Mr. Peroni was the Senior Sales Manager for GoldBet sportwetten GmbH in charge of business development throughout Italy. In addition, in June 2013, Mr. Peroni co-founded Odissea Betriebsinformatik Beratung GmbH (“Odissea”) and since September 2013 he has been instrumental to securing a number of significant business-to-business contracts with Odissea.

Russ McMeekin – Director

Russ McMeekin has served as a member of our Board since July 2018. Mr. McMeekin has over 25 years of professional experience in gaming, technology and executive management. Since May 2017, he has served as the Chief Executive Officer, President and co-founder of Universal mCloud (TSXV: MCLD), and from June 2009 until September 2012, he served as the Chief Executive Officer of SCI Energy. From October 2015 until June 2016, Mr. McMeekin served as Executive Chairman of Yokogawa Venture Group following the acquisition of Industrial Knowledge by Yokogawa Electric Corp., an industrial technology company listed on the Tokyo Stock Exchange. From July 2002 until November 2008, Mr. McMeekin served as President, Chief Executive Officer and a member of the Board of Progressive Gaming International, an integrated gaming management systems provider who pioneered the use of embedded radio-frequency identification, also known as RFID, in poker chips and advanced sports betting systems included mobile gaming for the casino gaming industry worldwide. From July 2002 until November 2008, Mr. McMeekin served as a member of the board of the American Gaming Association and the Canadian Gaming Association. From July 1992 until October 2002, Mr. McMeekin served in various capacities at Honeywell International (“Honeywell”) including President of Advanced Software and Internet Business. As Group President at Honeywell, he also led the formation of Venture Initiatives to form MyPlant (serving the industrial community), a joint venture with Microsoft Inc, MyFacilities (serving the commercial building industry) and MyAircraft a venture with Honeywell, I2 and BF Goodrich. While at Honeywell, Mr. McMeekin served as President and General Manager of Honeywell’s Hi-Spec Software Solutions business unit, the advanced software technology and optimization division of Honeywell. He also served in Singapore, leading the Asia Pacific Advanced Software group. Mr. McMeekin received a Diploma from Sault College in Engineering Technology and continued his studies in engineering at the University of Waterloo. He completed the Executive Business Program sponsored by Honeywell at the Harvard Business School and also completed the Stanford School of Law, Executive Director Program with a focus on public company corporate governance. He started his career at a University of Western Ontario Computer Aided Design Venture which was acquired by Honeywell in 1992. We believe that Mr. McMeekin is qualified to serve as a member of our Board because of his professional experience in gaming, technology and executive management.

Harold Wolkin – Director

Harold M. Wolkin is our Chairman of the Board and has served as a member of our Board since July 2018. Mr. Wolkin is an executive, investment banker and financial analyst with over 30 years of business success. From August 2009 until January 2011, Mr. Wolkin served as Executive Vice President, Head of Investment Banking of Dundee Capital Markets, and from July 2008 until August 2009, he served as Founder, Vice Chairman, Head of Investment Banking of Sandfire Securities, Inc. From October 1992 until January 2008, Mr. Wolkin served as Managing Director, Diversified Industries, Investment and Corporate Banking of BMO Capital Markets (“BMO”), and from October 1992 until January 2008, he served as Vice President and Director, Equity Research Analyst of BMO and BMO Financial Group. In addition to the foregoing, Mr. Wolkin has held a variety of roles with Canada Trust Corporation, Royal Trust Corporation and Crown Life Insurance Company from 1976 until 1992 including Assistant Portfolio Manager, Equity Research Analyst and Senior Economist. Since retiring in 2011, Mr. Wolkin has served as a member of boards of directors and committees of various companies, including public, private and non-for-profit companies. Specifically, he has served as a director and chairman of the audit committee of Baylin Technologies (TSX: BYL) since November 2013 and was appointed as vice chair of the board in August 2017; director and chairman of the audit committee of Cipher Pharmaceuticals (TSX: CPH) since September 2016; and director and a member of the audit committee of Diamond Estates Wine & Spirits (TSX: DWS) (“Diamond”) since September 2013 and chairman of the governance and compensation committee of Diamond since November 2017. In addition, Mr. Wolkin served as a member of the board of Global Financial Group from November 2014 to September 2017, Ceres Global Ag from August 2014 until May 2016, White Knight Acquisition Corp. III from August 2014 until May 2016, Canterra Seeds from August 2014 to May 2016 and Plymouth Realty Corp. from August 2013 until June 2015. Since June 2014, Mr. Wolkin has served as a member of the advisory committee of Vantage Funds, and since June 2001 he has served as a member of the board of the Miles Nadal Jewish Community Centre where he was previously appointed as the president. Since May 2013, Mr. Wolkin has also served as a member of the advisory committee for the Masters in Financial Economics, at the University of Toronto. Mr. Wolkin is a Chartered Financial Analyst (“CFA”) in Ontario, Canada. He received a Master of Arts in economics from the University of Toronto and a Bachelor of Arts in economics from York University. He also holds a number of professional affiliations including, among several others, a Graduate of the Institute of Corporate Directors Program, Rotman School of Management; Former President, Toronto CFA Society and a Lifetime Member, Toronto Association of Basketball Officials. We believe that Mr. Wolkin is qualified to serve as a member of our Board because of his investment banking and finance experience.

William Rutsey – Director

William Rutsey has served as a member of our Board since July 2018. Mr. Rutsey has had a highly accomplished career as a senior executive and an advisor to the public and private sectors in the gaming, sports and entertainment and real estate fields, culminating in his positions as Chief Executive Officer in the gaming industry in Nevada, Ontario and nationally in Canada. Since June 2017, Mr. Rutsey has acted as an advisor to the Canadian Gaming Association (the “CGA”). From March 2005 until June 2017, Mr. Rutsey served as Chief Executive Officer of CGA where he was a national advocate for the gaming entertainment industry, responsible for positioning the association to address regulatory, political and educational issues in the industry, including being a regular commentator on gaming issues in media and before the government. In March 2006 he co-founded Canada’s pre-eminent annual gaming industry convocation, the Canadian Gaming Summit and served as its Chairman from March 2006 until June 2017. Mr. Rutsey also served as co-publisher of Canada’s premier gaming industry magazine, Canadian Gaming Business, from January 2006 until June 2017. As Chief Executive Officer of RPC Gaming Inc. from November 1994 until March 2001 and Chief Executive Officer of Multigames International Inc from April 2001 until December 2007, Mr. Rutsey developed and managed gaming businesses in Ontario, Las Vegas and internationally, including a chain of sports bars in Las Vegas, and has been licensed by gaming regulators in Nevada and Ontario. As founder and practice leader of the Coopers and Lybrand (now PricewaterhouseCoopers) Gaming Consulting Practice from September 1987 until November 1994, he advised numerous private and public-sector clients, including the Ontario government, authoring the Ontario Casino Market and Economic Impact Study – the blueprint for the Ontario casino gaming industry. He also previously advised professional sports organizations on the design and development of new stadium and arena facilities and various levels of government on public infrastructure projects. We believe that Mr. Rutsey is qualified to serve as a member of our Board because of his professional experience in gaming industry.

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

No director has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 furnished to us and filed with the SEC under Rule 16a-3(e) promulgated under the Exchange Act, we believe that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year other than the following: (i) Luca Pasquini made (x) a late Form 3 filing, (y) a late Form 4 filing with respect to eleven transactions involving the acquisition of our common stock, and (z) a late Form 4 filing with respect to thirty transactions involving the acquisition of our common stock; (ii) Alessandro Marcelli made (x) a late Form 3 filing and a late Form 4 filing with respect to an acquisition of our common stock; (iii) Franco Salvagni made (x) a late Form 3 filing and (y) a late Form 4 filing with respect to eleven transactions involving the acquisition of our common stock; (iv) Gabriele Peroni made (x) a late Form 3 filing and (y) a late Form 4 filing with respect to fourteen transactions involving acquisitions of our common stock; (v) Beniamino Gianfelici made (x) a late Form 3 filing and (y) a late Form 4 filing with respect to an acquisition of our common stock; (vi) Harold Wolkin made a late Form 3 filing; (vii) Elizabeth MacLean failed to timely file a Form 3, which was subsequently filed in January 2019 and (viii) Frank Garcea failed to file a Form 3.

Our Board of Directors

Our Board currently consists of five members. Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite our company not being subject to these standards at this time. Accordingly, the Board has determined that our three non-employee directors, Messrs. McMeekin, Wolkin and Rutsey, each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our audit committee and compensation committee. Our Board considers a director to be independent when the director is not one of our officers or employees or of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Board Committees

Our Board designated the following three committees of the Board: the audit committee, the compensation committee and the corporate governance and nominating committee. Charters for each of the three committees is available on our website at www.newgiocogroup.com/index.php/corporate-governance.

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Russ McMeekin	Member	Chairman	Member
William Rutsey	Member	Member	Chairman
Harold Wolkin*	Chairman	Member	Member

———————

* Mr. Wolkin serves as our Chairman of the Board of Directors.

Audit Committee

Our audit committee is comprised of Messrs. McMeekin, Wolkin and Rutsey. Harold Wolkin is Chairman of the audit committee. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The audit committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. Specifically, the audit committee’s duties are to recommend to our Board the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. The Board believes that Mr. Wolkin qualifies as an “audit committee financial expert” (as defined in Item 407 of Regulation S-K).

Compensation Committee

Our compensation committee is comprised of Messrs. McMeekin, Wolkin and Rutsey. Russ McMeekin is Chairman of the compensation committee. The compensation committee is responsible for, among other things, reviewing and recommending to our Board the annual salary, bonus, stock compensation and other benefits of our executive officers, including our Chief Executive Officer and Chief Financial Officer; reviewing and providing recommendations regarding compensation and bonus levels of other members of senior management; reviewing and making recommendations to our Board on all new executive compensation programs; reviewing the compensation of our Board; and administering our equity incentive plans. The compensation committee may delegate any or all of its duties or responsibilities to a subcommittee of the compensation committee, to the extent consistent with the Company’s organizational documents and all applicable laws, regulations and rules of markets in which our securities trade, as applicable. The Board has determined that each member of the compensation committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is comprised of Messrs. McMeekin, Wolkin and Rutsey. William Rutsey is Chairman of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for, among other things, annually assessing the composition, skills, size and tenure of the Board of Directors in advance of annual meetings and whenever individual directors indicate that their status may change; annually considering new members for nomination to the Board of Directors; causing the Board of Directors to annually review the independence of directors; and developing and monitoring our general approach to corporate governance issues as they may arise. The Board has determined that each member of the corporate governance and nominating committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

Code of Ethics

On August 31, 2015, our board of directors adopted an amendment to our Code of Business Conduct. We first adopted a Code of Ethics on December 31, 2005 and was filed as an exhibit to our Annual Report on Form 10-K on April 18, 2006. The August 31, 2015 amendment updates of the Code of Business Conduct in its entirety and adds a Whistleblower Policy and a Political Contribution Policy section that were not previously included. The amendment also expands on our other Code of Business Conduct sections such as the confidentiality and compliance with laws, rules and regulations sections.

In addition to amending our Code of Business Conduct, we also adopted Corporate Governance Guidelines to assist the Board in fulfilling its oversight responsibilities in reviewing financial information, systems of internal control, and the Company’s audit and financial reporting processes.

Copies of the Corporate Governance guidelines and amended Code of Business Conduct are available on our website www.newgiocogroup.com, under “Investor Relations” and are incorporated by reference to this Annual Report on Form 10-K. We will provide a copy of the Code of Business Conduct to any person without charge, upon request. Requests can be sent to: Newgioco Group, Inc., Suite 701, 130 Adelaide St. W., Toronto, Ontario M5H 2K4, Canada, Attention: Chief Executive Officer.

Item 11. Executive Compensation

Set forth below is information for the fiscal years presented below relating to the compensation of each person who served as our principal executive officer and our two most highly compensated executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Award(s) ($)	Stock Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Michele Ciavarella* Chief Executive Officer	2018	260,053	—	—	—	500,000	760,053
and Director	2017	144,000	—	—		—	144,000

Alessandro Marcelli	2018	116,400	—	—	—		116,400
Vice President of Operations	2017	58,094	—	—	—		58,094

Luca Pasquini	2018	116,400	—	—	—		116,400
Vice President of Technology	2017	75,209	—	—	—		75,209

Outstanding Equity Awards at Fiscal Year-End December 31, 2018

There are no outstanding equity awards held by our named executive officers at December 31, 2018.

Employment Agreements

Michele Ciavarella

At December 31, 2018, we had no formal employment and other compensation-related agreements with our Named Executive Officers other than as listed below.

On December 31, 2018, effective as of September 13, 2018 (the “Effective Date”), we entered into an employment agreement (the “Ciavarella Agreement”) with Michele Ciavarella, pursuant to which Mr. Ciavarella has agreed to continue to serve as our Chief Executive Officer. Michele Ciavarella has served as our Chief Executive Officer since June 2011. The Ciavarella Agreement terminates on September 30, 2023, unless earlier terminated pursuant to the terms of the Ciavarella Agreement (the “Initial Term”). Upon the expiration of the Initial Term, the term of Mr. Ciavarella’s employment shall automatically be extended for successive one-year periods (the “Successive Term”) unless either party provides the other party with written notice not less than 60 days prior to the end of any Successive Term. Pursuant to the terms of the Ciavarella Agreement, Mr. Ciavarella receives a base salary of $395,000 which base salary may be increased by our board of directors (the “Board”), in its sole discretion. In addition, Mr. Ciavarella is eligible to receive a bonus equal up to 75% of his base salary (the “Targeted Bonus”) and receive awards pursuant to our equity incentive plan, as determined by the Board. Mr. Ciavarella is also eligible to participate in pension, medical, retirement and other benefit plans which are available to our senior officers and directors.

We may terminate Mr. Ciavarella’s employment at any time without Cause (as defined in the Ciavarella Agreement) for any reason or no reason and Mr. Ciavarella may terminate his employment at any time for Good Reason (as defined in the Ciavarella Agreement). In the event Mr. Ciavarella’s employment is terminated by us without Cause (as defined in the Ciavarella Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella shall be entitled to receive the following: (i) an amount equal to one times the sum of (A) Mr. Ciavarella’s then base salary and (B) an amount equal to the highest annual incentive compensation paid to Mr. Ciavarella during the two most recently completed fiscal years (but not more than the bonus for the-then current fiscal year) payable over a period of twelve months; (ii) in lieu of any incentive compensation for the year in which such termination occurs, payment of an amount equal to (A) the Targeted Bonus (if any) which would have been payable to Mr. Ciavarella had Mr. Ciavarella remained in employment with us during the entire year in which such termination occurred, multiplied by (B) a fraction the numerator of which is the number of days Mr. Ciavarella was employed in the year in which such termination occurs and the denominator of which is the total number of days in the year in which such termination occurs; (iii) reimbursement of expenses properly incurred by Mr. Ciavarella; (iv) if Mr. Ciavarella elects to continue medical coverage under the Company’s group health plan, an amount equal to the monthly premiums for such coverage less the amount of employee contributions payable until the earlier of twelve months and the date Mr. Ciavarella becomes eligible to receive such coverage under a subsequent employer’s insurance plan; and (v) except as otherwise provided at the time of grant, all outstanding stock options and restricted stock units issued to Mr. Ciavarella vest in full; provided, however, such vested stock options and restricted stock units shall not be exercisable after the earlier of (A) thirty days after the termination of Mr. Ciavarella’s employment and (B) the expiration date of such awards; provided further that, in the event Mr. Ciavarella’s employment is terminated prior to the compensation committee (the “Committee”) determining the satisfaction of performance criteria applicable with respect to the issuance of any such award, such award will not vest unless and until such determination has been made by the Committee. In the event Mr. Ciavarella’s employment is terminated by us without Cause (as defined in the Ciavarella Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement) and such termination occurs upon, or within two (2) years following, a Change in Control (as defined in the Ciavarella Agreement), Mr. Ciavarella shall be entitled to receive the payments described in the foregoing sentence multiplied by three (3) and such amount shall be payable over a period of twenty-four (24) months after termination.

Upon termination by us of Mr. Ciavarella’s employment for Cause (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. In the event Mr. Ciavarella’s employment is terminated for death or Disability (as defined in the Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date, (ii) reimbursement of expenses properly incurred by Mr. Ciavarella and (iii) one times Mr. Ciavarella’s then base salary payable within 45 days of the termination date. In the event Mr. Ciavarella terminates his employment for any reason other than Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. To be eligible to receive any of the severance payments upon termination of Mr. Ciavarella’s employment by the Company without Cause (as defined in the Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella must execute a release of claims in favor of us as set forth in the Ciavarella Agreement.

Elizabeth J. MacLean

On November 30, 2018, we entered into an employment agreement (the “MacLean Agreement”) with Elizabeth J. MacLean, pursuant to which Ms. MacLean would serve as our Chief Financial Officer and Chief Compliance Officer effective as of December 1, 2018 (the “Effective Date”). The MacLean Agreement commenced on the Effective Date and shall terminate on November 30, 2021, unless earlier terminated pursuant to the terms of the MacLean Agreement (the “Initial Term”). Upon the expiration of the Initial Term, the term of Ms. MacLean’s employment shall automatically be extended for successive one-year periods (the “Successive Term”) unless either party provides the other party with written notice not less than 60 days prior to the end of any Successive Term. Pursuant to the terms of the MacLean Agreement, Ms. MacLean receives a base salary of $235,000 which base salary may be increased by our board of directors (the “Board”), in its sole discretion. In addition, six months after the Effective Date (the “Probation Period”), Ms. MacLean is eligible to receive a bonus (the “Bonus”) and receive awards pursuant to our equity incentive plan as determined by the Board. Ms. MacLean is also be eligible to participate in pension, medical, retirement and other benefit plans which are available to our senior officers and directors.

We may terminate Ms. MacLean’s employment at any time without Cause (as defined in the MacLean Agreement) for any reason or no reason and Ms. MacLean may terminate her employment for Good Reason (as defined in the MacLean Agreement) after the Probation Period. In the event Ms. MacLean’s employment is terminated by us without Cause (as defined in the MacLean Agreement) or by Ms. MacLean for Good Reason (as defined in the MacLean Agreement) after the Probation Period, Ms. MacLean is entitled to receive the following: (i) an amount equal to one times the sum of (A) Ms. MacLean’s then base salary and (B) an amount equal to the highest annual Bonus paid to Ms. McLean during the two most recently completed fiscal years payable over a period of twelve months; (ii) reimbursement of expenses properly incurred by Ms. MacLean; (iii) if Ms. MacLean elects to continue medical coverage under our group health plan, an amount equal to the monthly premiums for such coverage less the amount of employee contributions payable until the earlier of twelve months and the date Ms. MacLean becomes eligible to receive such coverage under a subsequent employer’s insurance plan; and (iv) except as otherwise provided at the time of grant, all outstanding stock options and restricted stock units issued to Ms. MacLean vest in full; provided, however, such vested stock options and restricted stock units shall not be exercisable after the earlier of (A) thirty days after the termination of Ms. MacLean’s employment and (B) the expiration date of such awards; provided further that, in the event Ms. MacLean’s employment is terminated prior to the compensation committee (the “Committee”) determining the satisfaction of performance criteria applicable with respect to the issuance of any such award, such award will not vest unless and until such determination has been made by the Committee. Upon termination by us of Ms. MacLean’s employment during the Probation Period with or without Cause (as defined in the MacLean Agreement) or for Cause (as defined in the MacLean Agreement) after the Probation Period, Ms. MacLean is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Ms. MacLean payable on the termination date. In the event Ms. MacLean’s employment is terminated for death or Disability (as defined in the MacLean Agreement), Ms. MacLean is entitled to receive the following: (i) accrued but unpaid base salary through the termination date, (ii) reimbursement of expenses properly incurred by Ms. MacLean and (iii) one times Ms. MacLean’s then base salary payable within 45 days of the termination date. In the event Ms. MacLean terminates her employment for any reason other than Good Reason (as defined in the MacLean Agreement), Ms. MacLean is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Ms. MacLean payable on the termination date. To be eligible to receive any of the severance payments upon termination of Ms. MacLean’s employment by the Company without Cause (as defined in the MacLean Agreement) or by Ms. MacLean for Good Reason (as defined in the MacLean Agreement), Ms. MacLean must execute a release of claims in favor of us as set forth in the MacLean Agreement.

BOARD OF DIRECTORS COMPENSATION

The following table sets forth information for the fiscal year ended December 31, 2018 regarding the compensation of our directors who at December 31, 2018 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards (1)(3	Other Compensation	Total
Harold Wolkin(2)	$50,000	—	—	$50,000
Russ McMeekin	$38,000	—	—	$38,000
William Rutsey	$38,000	—	—	$38,000

(1)	There were no “Option Awards” issued to our directors for the fiscal year ended December 31, 2018 and 2017.
(2)	Mr. Wolkin was appointed as our independent, non-executive Chairman of the Board of Directors on August 28, 2018. Pursuant to his agreement, Mr. Wolkin receives an annual retainer of $36,000 for serving as our Chairman of the Board of Directors.
(3)	As of December 31, 2018, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)

Harold Wolkin	—
Russ McMeekin	—
William Rutsey	—

Fees and Equity Awards for Non-Employee Directors

On August 28, 2018, we adopted a formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to annual cash retainer fees paid on a monthly basis as follows:

•	Director cash retainer fee: $40,000
•	Committee Chair fee: $36,000
•	Non-Executive Chairman of the Board fee: $36,000

In addition to the cash retainers paid and described above, each non-executive director is entitled to receive:

A restricted stock unit (RSU) Grant (150,000 RSUs) as follows:

(1) Year 1: 1-12 Months	RSU Grant: 0
(2) Year 2: 13-24 Months	RSU Grant: 75,000 Vest: 1/12 month
(3) Year 3: 25-36 Months	RSU Grant: 75,000 Vest: 1/12 month

An annual stock options grant (at each re-election date) as follows:

•	Options: 100,000
•	Vesting: 1/12 months

Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth, as of March 7, 2019, the beneficial ownership of our common stock (i) by any person or group known by us to beneficially own more than 5% of the outstanding common stock, (ii) by each director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, we believe that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Newgioco Group, Inc., 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Directors and Executive Officers
Michele Ciavarella(2)(3)	34,884,240	45.18%
Gabriele Peroni	5,409,550	7.01%
Luca Pasquini	5,403,611	7.00%
Alessandro Marcelli	3,000,000	3.89%
Harold Wolkin(4)	337,000	*
Russ McMeekin	122,000	*
William Rutsey	50,000	*
Elizabeth J. MacLean	—	—
Beniamino Gianfelici	3,000,000	3.89%
Frank Salvagni	1,003,740	1.30%
Ralph Garcea	—	*
All current executive officers and directors as a group (8 persons)	53,210,41	68.9%
5% or Greater Stockholders
Gold Street Capital Corp. (3)	34,884,240	45.18%
Gabriele Peroni	5,409,550	7.01%
Luca Pasquini	5,403,611	7.00%
Mississaugas of the New Credit First Nation (5)	5,338,000	6.91%

*       less than 1%

(1)	Based on 77,217,123 shares of common stock outstanding on March 7, 2019.
(2)	The shares are held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella.
(3)	Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.
(4)	Includes 11,000 shares of common stock owned by Princeville Capital Corp. Mr. Wolkin is the President of Princeville Capital Corp and his wife is the Vice President of Princeville Capital Corp. Also includes 17,083 shares of common stock held by Harold and Shelley Wolkin as JTWROS.
(5)	Stacey LaForme is the Chief of Mississaugas of the New Credit First Nation and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for New Credit First Nation is 2789 Mississauga Road R.R. #6, Hagersville, Ontario N0A 1H0.

CHANGES IN CONTROL

None

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions during our fiscal years ended December 31, 2018 and 2017 and our current year to which we have  been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this annual report.

During the year ended December 31, 2018 and 2017, we received non-interest-bearing advances from Gold Street Capital Corp., a major stockholder of our company which is a company owned by the spouse of our Chief Executive Officer, Luca Pasquini, our Vice President of Technology and Doriana Gianfelici, the spouse of Alessandro Marcelli, our Vice President of Operations. Balances of advances from such stockholders are as follows:

	December 31, 2018	December 31, 2017
Gold Street Capital Corp.	$39,237	$41,143
Doriana Gianfelici	—	58,792
Luca Pasquini	—	(119,939)
Other stockholders	—	567,813
Total advances from stockholders	$39,237	$547,809

During the year ended December 31, 2018, Gold Street advanced to us $207,000. The advances due to Gold Street have no fixed or determinable repayment dates. As of December 31, 2018, and December 31, 2017, we paid an aggregate of $292,000 and $46,460 to Gold Street, respectively. Annual interest which accrues at 5% per year on the advances has been waived by Gold Street for the years ended December 31, 2018 and 2017. As of December 31, 2018, an aggregate of $39,237 of advances remains outstanding, respectively. In addition, during the years ended December 31, 2018 and December 31, 2017, we also paid Gold Street management fees of $72,000 and $144,000 respectively for services provided by Michele Ciavarella, our Chief Executive Officer. These amounts appear in the Executive Compensation Table shown in Item 11.

Doriana Gianfelici, the spouse of our Chief Operating Officer, Alessandro Marcelli, has provided advances to our subsidiary Multigioco from time to time during the fiscal year(s) ended December 31, 2018 and 2017. At December 31, 2018, there was no balances due to Doriana Gianfelici.

In February 2018 we provided a loan of approximately EUR 39,000 (approx. U.S. $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, we increased the loan by approximately EUR 46,000 (approx. U.S. $53,000). The loan bears interest at 4.47% and is due in 2019. Total repayments in 2018 were approximately EUR 43,000 and approximately EUR 43,000, including interest, remains outstanding at December 31, 2018. Luca Pasquini, one of our officers and directors, holds a 34% stake in Engage IT Services Srl.

In January 2018, the Company advanced EUR 100,000 (approx. U.S. $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. The advance has been repaid and the gaming license in Malta is still pending.

During the year ended December 31, 2018, the Company paid management fees of approximately EUR 480,000 (approximately U.S. $549,000) to Ulisse Services, Ltd. to cover office and set-up expenses.

Prior to his appointment as a director, in May 2018, we issued Mr. Wolkin a 10% debenture (the “Debenture”) in the principal amount of CAD $200,000 (or approximately $154,245 based upon the exchange rate on May 31, 2018). The entire principal amount of the Debenture together with accrued interest thereon remains outstanding.

On January 30, 2019, we acquired all of the issued and outstanding ordinary shares of Virtual Generation Limited, a company organized under the laws of Republic of Malta (“VG”) that owns and has developed a virtual gaming software platform (“VGS”), together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. The sellers included Mr. Luca Pasquini, our Chief Technology Officer and a member of our board of directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos). On the closing date of the transaction we paid to each of Messrs. Pasquini and Peroni EUR 21,600 (approx. U.S. $24,660) in cash, issued to each of them 51,920 shares of our common stock and issued to each of them a note in the principal amount of EUR 478,400 (approx. U.S. $546,190).

During the year ended December 31, 2018, we and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, we repurchased and retired the shares issued in June 2016 with a purchase price adjustment to EUR 10 million (approx. U.S. $11.7 million). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of EUR 5 million (approx. U.S. $5.85 million) and we issued 4,735,600 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our VP Technology and member of our Board of Directors; Gabriele Peroni, our VP Business Development and France Salvagni, our VP of Land-based Operations. “Ulisse Put Option” refers to the option granted to Ulisse shareholders to resell to us 50% of the shares of common stock 1,665,600 shares of common stock issued in consideration for the purchase price at a fixed price of USD $0.50 per share.

During the year ended December 31, 2018, we and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). On June 22, 2018, we repurchased and retired the balance of 2,040,000 shares of common stock issued to the Multigioco sellers in consideration for the purchase price at a fixed price of USD $0.50 per share in exchange for EUR 510,000 (approx. U.S. $595,000).

On January 1, 2015, we acquired land-based gaming assets from Newgioco Srl for a purchase price of approximately $787,000. Pursuant to the terms of the agreement with Newgioco Srl, we paid approximately $192,000 and $200,000 to Newgioco Srl during the years ended December 31, 2018 and 2017, respectively. Beniamino Gianfelici, our VP of Regulatory Affairs is the founder and 50% owner of Newgioco Srl. and is the father in law of Alessandro Marcelli, our VP Operations. In connection with the Multigioco Acquisition, on June 22, 2018, we paid the balance due to Newgioco Srl for the purchase of land-based assets in full.

Mr. Harold Wolkin, the Chairman of our Board of Directors, through his company, Princeville Capital, purchased 200 Canadian units on May 31, 2018 in our private placement that was consummated in May 2018. Mr. Wolkin received 32,000 shares of common stock and Canadian Warrants to purchase up to 166,500 shares of our common stock at an exercise price of $0.50 per share which expire on May 31, 2020. Mr. Wolkin has since become a director of the Company and has been elected as Chairman of the Board and Chairman of the Audit Committee.

We issued promissory notes in the principal amounts of $186,233 and $131,845 during the year ended December 31, 2015 and 2016, respectively, to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of Michele Ciavarella, our Chief Executive Officer. The promissory notes bear interest at a rate of 1% per month and is due in full on demand. As of December 31, 2018, an aggregate of approximately $432,000 remains outstanding.

Except as disclosed above or under Executive Compensation and Director Compensation, there have been no transactions or proposed transactions in which our company was or was to be a party where directors or executive officers, nominees for election as a director and members of the immediate family of such persons were involved.

Promoters and Control Persons

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, we have adopted the definition of “independent director” as set forth in Rule 5605 of the NASDAQ stock market. In summary, an “independent director” means a person other than our executive officers or employees or those of our subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Newgioco Group’s stock will not preclude a director from being independent.

In applying this definition, our board of directors has determined that each of Russ McMeekin, Harold Wolkin and William Rutsey qualify as an “independent directors” pursuant to Rule 5605 of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $84,000 and $80,000 to Pitagora Revisione Srl. in connection to audits for the years ended December 31, 2018 and December 31, 2017.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2018 and 2017.

Tax Fees

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid $5,150 and $4,500 for 2018 and 2017, respectively to Paritz and Co. PA.

All Other Fees

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2018 and 2017.

Pre-Approved Policy For Audit And Non-Audit Services

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by Pitagora Revisione Srl. were pre-approved by our Board of Directors.

PART IV

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

ExhibitNo.	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
4.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)
4.2	Form of Subscription Agreement between the Company and the Investors (United States Dollar) (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.3	Form of Subscription Agreement between the Company and the Investors (Canadian Dollar) that includes the Form of Debenture and Form of Common Share Purchase Warrant Certificate (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.4	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.2	Form of Note (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.4	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.5	Form of Share Exchange Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on August 25, 2016)
10.6	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.7	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.8	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 8, 2017)
10.9†	Employment Agreement between the Registrant and Elizabeth MacLean dated November 30, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 3, 2018)
10.10†	Employment Agreement between the Company and Michele Ciaravella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.11	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2019	NEWGIOCO GROUP, INC.

By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michele Ciaravella and Elizabeth MacLean, and each of them, individually, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2019	By:	/s/ Michele Ciavarella
Michele Ciavarella
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2019	By:	/s/ Elizabeth MacLean
Elizabeth MacLean Chief Financial Officer and Chief Compliance Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2019	By:	/s/ Luca Pasquini
Luca Pasquini
Vice President of Technology and Director

Date: March 7, 2019	By:	/s/ Harold Wolkin
Harold Wolkin
Chairman of the Board of Directors

Date: March 7, 2019	By:	/s/ Russ McMeekin
Russ McMeekin
Director

Date: March 7, 2019	By:	/s/ William Rutsey
William Rutsey
Director