Form 10-Q
period 2019-03-31
Newgioco Group, Inc.
filed 2019-05-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NWGI	OTCQB Venture Market

As of May 14, 2019,the registrant had 77,980,255 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Newgioco Group, Inc. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Newgioco Group, Inc. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K of the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.

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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Newgioco Group” “our Company,” “the Company,” “we,” “our,” and “us” refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$5,179,403	$6,289,903
Accounts receivable	197,221	10,082
Gaming accounts receivable	1,066,470	1,021,052
Prepaid expenses	124,177	124,712
Related party receivable	27,866	49,914
Other current assets	152,090	55,700
Total Current Assets	6,747,227	7,551,363

Noncurrent Assets
Restricted cash	1,549,431	1,560,539
Property, plant and equipment	383,528	354,799
Intangible assets	16,468,511	12,583,457
Goodwill	267,146	262,552
Investment in non-consolidated entities	250,000	275,000
Total Noncurrent Assets	18,918,616	15,036,347
Total Assets	$25,665,843	$22,587,710

Current Liabilities
Line of credit - bank	$825,000	$750,000
Accounts payable and accrued liabilities	5,170,864	4,603,608
Gaming accounts balances	1,110,260	1,049,423
Taxes payable	1,059,477	1,056,430
Advances from stockholders	44,683	39,237
Convertible Debt, net of discount of $3,300,943 and $4,587,228, respectively	4,473,994	3,942,523
Notes payable	2,255,457	—
Notes payable – related party	1,820,910	318,078
Bank loan payable – current portion	119,863	120,920
Other current liabilities	146,304	—
Total Current Liabilities	17,026,812	11,880,219

Bank loan payable	190,197	225,131
Other long-term liabilities	619,991	608,728
Total Liabilities	17,837,000	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 77,980,255 and 75,540,298 shares issued and outstanding as of March 31, 2019 and December 31, 2018	7,837	7,555
Additional paid-in capital	25,072,634	23,956,309
Accumulated other comprehensive income	(1,137,518)	(1,081,338)
Accumulated deficit	(16,114,110)	(13,008,894)
Total Stockholders' Equity	7,828,843	9,873,632
Total Liabilities and Stockholders’ Equity	$25,665,843	$22,587,710

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$9,266,294	$8,593,867

Costs and Expenses
Selling expenses	7,407,706	6,077,357
General and administrative expenses	3,173,467	2,059,453
Total Costs and Expenses	10,581,173	8,136,810

Income (Loss) from Operations	(1,314,879)	457,057

Other Expenses (Income)
Interest expense, net of interest income	1,503,790	212,239
Changes in fair value of derivative liabilities	—	(254,289)
Imputed interest on related party advances	—	1,514
Gain on litigation settlement	—	(516,120)
Loss on marketable securities	25,000	—
Total Other Expenses (Income)	1,528,790	(556,656)

Income (Loss) Before Income Taxes	(2,843,669)	1,013,713
Income tax provision	261,547	245,036
Net Income (Loss)	$(3,105,216)	$768,677

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(56,180)	(64,518)

Comprehensive Income (Loss)	$(3,161,396)	$704,159

Income (loss) per common share – basic *	(0.04)	0.01
Income (loss) per common share – diluted *	(0.04)	0.01
Weighted average number of common shares outstanding – basic	76,394,867	74,186,583
Weighted average number of common shares outstanding – diluted	76,394,867	76,096,053

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Three months ended March 31, 2019 and March 31, 2018

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2018
Balance at December 31, 2017	74,143,590	$7,415	$14,254,582	$(250,327)	$(9,897,620)	$4,114,050
Imputed interest on stockholder advances			1,251			1,251
Common stock issued with debentures	111,000	11	55,489			55,500
Beneficial conversion value of debt			91,017			91,017
Foreign currency translation adjustment				(64,518)		(64,518)
Net income (loss)					768,677	768,677

Balance at March 31, 2018	74,254,590	$7,426	$14,402,339	$(314,845)	$(9,128,943)	$4,965,977
Three months ended March 31, 2019
Balance at December 31, 2018	75,540,298	$7,555	$23,956,309	$(1,081,338)	$(13,008,894)	$9,873,632

Common stock issued with debentures	2,300,487	230	919,594			919,824
Common stock issued for the purchase of subsidiaries	522,380	52	196,731			196,783
Foreign currency translation adjustment				(56,180)		(56,180)
Net income (loss)					(3,105,216)	(3,105,216)

Balance at March 31, 2019	78,363,165	$7,837	$25,072,634	$(1,137,518)	$(16,114,110)	$7,828,843

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
Cash Flows from Operating Activities	2019	2018
Net income (loss)	$(3,105,216)	$768,677

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	158,100	158,357
Amortization of deferred costs	—	13,558
Non-cash interest	1,290,202	87,150
Imputed interest on advances from stockholders	—	1,514
Changes in fair value of derivative liabilities	—	(254,289)
Unrealized loss on trading securities	25,000	—
Recovery of assets	—	(516,120)
Bad debt expense	—	6,354
Foreign transaction gain	109,960	—
Change in intercompany	152,066	—

Changes in Operating Assets and Liabilities
Prepaid expenses	6,862	(119,504)
Accounts payable and accrued liabilities	545,630	(60,647)
Accounts receivable	(139,630)	66,109
Gaming accounts receivable	(65,651)	331,802
Gaming accounts liabilities	81,632	756,469
Taxes payable	23,981	146,571
Other current assets	(65,417)	(8,983)
Customer deposits	—	53,684
Other current liabilities	146,304	—
Long term liability	23,326	13,329
Net Cash (Used in) Provided by Operating Activities	(812,851)	1,444,031

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(46,804)	(182,858)
Increase in restricted cash	1	60
Cash received in acquisition of Virtual Generation	46,344	—
Net Cash Used in Investing Activities	(459)	(182,798)

Cash Flows from Financing Activities
Proceeds from bank credit line	275,000	(181,413)
Repayment of bank credit line	(200,000)	—
Repayment of bank loan	(29,134)	(30,526)
Proceeds from debentures and convertible notes, net of repayment	—	126,849
Conversion of debentures exercised	55,200	—
Proceeds from (repayment of) promissory notes	(263,491)	—
Proceeds from (repayment of) promissory notes, related party	(175,661)	—
Common stock issued for purchase of Virtual Generation	196,783	—
Loan to related party	(43,713)	—
Advance to related party	—	(48,039)
Advances from stockholders, net of repayment	6,596	(559,131)
Net Cash Used in Financing Activities	(178,420)	(692,260)

Effect of change in exchange rate	(118,770)	151,378

Net (decrease) increase in cash	(1,110,500)	720,351
Cash – beginning of the period	6,289,903	6,469,858
Cash – end of the period	$5,179,403	$7,190,209

See notes to consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,468	$118,301
Income tax	$270,273	$340,092

Supplemental cash flow disclosure for non-cash activities
Common shares issued with conversion of debentures	2,300,487	$
Common shares issued with purchase of Virtual Generation	522,380	$

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

Nature of Business

Newgioco Group, Inc. (“Newgioco Group” or the “Company”) was incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On September 30, 2005, the Company changed its name to Empire Global Corp., and on July 20, 2016 changed its name to Newgioco Group, Inc. The Company maintains its principal executive offices headquartered in Toronto, Canada with wholly-owned subsidiaries in Canada, Italy and Austria.

The Company’s subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016, Virtual Generation Limited (“VG”), acquired on January 30, 2019 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

Newgioco Group is a commercial stage and vertically integrated company operating in one line of business that provides certified Betting Platform Software (“BPS”) services to and the operating of leisure betting establishments situated throughout Italy and in 11 other countries. The Company is comprised of 3 geographically organized groups: an Operational Group; Technology Group; and a Corporate Group with approximately 70 employees organized as follows:

a)	the Operational Group is based in Europe and maintains administrative and customer service offices headquartered in Rome, Italy with sub offices for operations administration, and risk management and trading in Naples and Teramo, Italy and Valetta, Malta;
b)	the Technology Group is based in Innsbruck, Austria and manages software development, training and administration; and
c)	the Corporate Group is based in North America which includes a head office situated in Toronto, Canada with a sub office in Scottsdale, Arizona through which our CEO, CFO and VP Corporate Development carry-out our corporate duties, handle day-to-day reporting and other operations such as U.S. development and planning, and through which various independent contractors and vendors are engaged.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2019 or March 31, 2018. For the three months ended March 31, 2019 approximately $5,000 in goodwill was recorded as part of an acquisition.

Long-Lived Assets

The Company evaluates the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

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

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, the Company has no derivative financials instruments classified as a liability at March 31, 2019 and December 31, 2018.

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity and include warrants granted and convertible debt. These potentially dilutive securities were included in the calculation of earnings per share for the three months ended March 31, 2018 but not for the three months ended March 31, 2019 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for the three months ended March 31, 2019.

The following is a reconciliation of weighted average shares and a calculation of earnings per share:

	Three Months Ended March 31,
	2019	2018
Net (Loss) Income	(3,105,216)	768,677

Weighted Average Basic Shares	76,394,867	74,186,583
Effect of dilutive securities	—	1,909,470
Weighted Average diluted Shares	76,394,867	76,096,053

(Loss) Earnings per share
Basic	(0.04)	0.01
Diluted	(0.04)	0.01

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

Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Gaming accounts receivable

Gaming accounts receivable represents gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to our bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded bad debt expense $nil and $6,354 for the three months ended March 31, 2019 and 2018, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

On March 31, 2018, in connection with a settlement agreement with 2336414, the Company received 2,500,000 shares of common stock of Zoompass Holdings, Inc. The value of these shares are included in Investment in non-consolidated entities and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At March 31, 2019 the Company held 2,500,000 shares of Zoompass which traded at a closing price of $0.10, or value of $250,000. For the three months ended March 31, 2019, an unrealized loss of $25,000 related to the investment in Zoompass.

The following tables presents assets that are measured and recognized at fair value as of March 31, 2019 and March 31, 2018, on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Shares of Zoompass Holdings, Inc.	$250,000	—	—	$250,000

	March 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value
Shares of Zoompass Holdings, Inc.	$350,000	—	—	$350,000

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

In Italy, tax years beginning 2015 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2015 forward, are subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

The Company adopted FASB ASC 220-10-45, “Reporting Comprehensive Income”. ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments.

Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of 2,500,000 shares of Zoompass Holdings and is accounted for at fair value, with changes recognized into earnings in accordance with ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”

Net unrealized (losses) recorded to earnings related to these securities were $25,000 for the three months ended March 31, 2019.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently continuing to evaluate the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Acquisition of betting software technology; offline and land-based gaming assets

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

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.7 million). The purchase price adjustment was paid half in cash of 5 million Euros (approximately USD $5.85 million) and the Company issued 4,735,600 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018

Multigioco Acquisition

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

Virtual Generation Limited (“VG”) Acquisition

On January 30, 2019, the Company entered into a Share Exchange Agreement (“VG SPA”), with the shareholders of Virtual Generation (“VG”) organized under the laws of Republic of Malta. VG owns and has developed a virtual gaming software platform, together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. Pursuant to the agreement, the Company issued 522,380 shares of common stock in consideration for 100% of the issued and outstanding shares of VG.

Pursuant to the Purchase Agreement, on the Closing Date, the Company agreed to pay the Sellers the previously agreed to Four Million Euro (€4,000,000) in consideration for all the ordinary shares of VG and Naos, on the Closing Date as follows:

(i)	a cash payment of One Hundred and Eight Thousand Euro (€108,000);

(ii)	the issuance of shares of the Company’s common stock valued at Eighty-Nine Thousand Euro (€89,000); and

(iii)	the delivery of a non-interest bearing promissory note (the “Promissory Note”) providing for the payment of (a) an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one (1) month after the Closing Date; and (b) an aggregate of €1,411,000 in shares of the Company’s common stock in seventeen (17) equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

The value of the EUR 4,000,000 promissory note net of discount was EUR 3,665,255 ($4,193,374 U.S.). The note was allocated as 40% as related party and 60% non-related party. In the first quarter ending March 31, 2019, cash payments were $240,015 net of interest of $2,354. Shares were issued at an equivalent of $195,220 net of interest of $1,563. Transaction gain during the quarter was $150. As of March 31, 2019, the promissory note net of discount related to the purchase of VG had a balance of $3,758,289 ($1,502,832 related party; $2,255,457 non-related party).

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed. Intangible assets will be amortized over their remaining useful life as follows:

		Remaining Useful Life
Cash	$47,268
Current assets	221,287
Property, Plant and Equipment	41,473	1-3 years
Identifiable intangible assets:	310,028
Less: liabilities assumed	(121,247)
Total identifiable assets less liabilities assumed	188,781
Intangible assets acquired	4,000,000
Total purchase price	4,193,374
Excess purchase price	$4,594

4. Intangible Assets

Intangible assets consist of the following:

	March 31, 2019	December 31, 2018	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Ulisse Bookmaker License	9,724,244	9,724,244	—
Multigioco and Rifa ADM Licenses	970,422	970,422	1.5 - 7
VG Licenses	4,000,000	—	—
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	18,400,964	14,400,964
Accumulated amortization	(1,932,453)	(1,817,507)
Balance	$16,468,511	$12,583,457

The Company evaluates intangible assets for impairment on an quarterly basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded approximately $115,000 and $113,000 in amortization expense for the finite-lived assets the three months ended March 31, 2019 and March 31, 2018 respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator (ADM) to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

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

6. Other long term liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	March 31, 2019	December 31, 2018
Severance liability	$182,145	$168,706
Customer deposit balance	437,846	440,021
Total other long term liabilities	$619,991	$608,727

7. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $340,000) for Multigioco and EUR 50,000 (approximately USD $57,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date. In addition, the Company maintains a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Note 5. At March 31, 2019, the Line of Credit has an outstanding balance of $825,000.

8. Related party transactions and balances

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

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of Advances from stockholders are as follows:

	March 31, 2019	December 31, 2018
Gold Street Capital Corp.	$44,683	$39,237
Total advances from stockholders	$44,683	$39,237

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three months ended March 31, 2019 and March 31, 2018, the Company paid management fees of $nil and $36,000, respectively, to Gold Street Capital Corp.

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

During the three months ended March 31, 2019 and 2018, the Company paid management fees of approximately EUR 120,000 (approximately U.S. $136,256 and $147,516, respectively) to Ulisse Services, Ltd. to cover office and set-up expenses, of which EUR 40,000 (approximately U.S. $44,868) is included in accounts payable.

The amounts due to the stockholders at March 31, 2019 are non-interest bearing and due on demand.

Related-Party Debt

Promissory notes payable to related parties with a principal of approximately $318,000 represents amounts due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO. These notes bear interest at a rate of 1% per month and have no fixed maturity date. Accounts payable and accrued liabilities include approximately $123,000 in accrued interest on these notes.

9. Stockholders’ Equity

In connection to the debenture units issued in the first quarter of 2018, the Company issued an aggregate of 111,000 shares of common stock at 100% of the market price to the debenture holders.

For the quarter ending March 31, 2019, the Company issued an aggregate of 2,300,487 shares of common stock to debenture holders who elected to convert. See also Note 10.

On January 30, 2019, the Company issued 259,600 shares and on March 1, 2019, the Company issued an additional 262,780 shares (522,380 total shares) in connection with the Company’s acquisition of Virtual Generation (“VG”). Refer to Note 3.

10. Convertible Debt

Convertible debt consists of Notes in USD and CAD issued in the first and second quarter of 2018. For the three months ended March 31, 2019, $919,824 ($864,623 principal plus $55,200 accrued interest) of convertible notes were redeemed for 2,300,487 of the Company’s common stock. At March 31, 2019, the Company has $7,774,208 principal debt plus accrued interest of $668,492 net of a discount of $3,300,942 and recorded a loss of $109,810 to account for the foreign currency translation of the debt issued in CAD.

11. Notes Payable

In December 2014, the Company received a promissory note in the principal amount of CDN $500,000 (approximately USD $375,000) from Paymobile, a subsidiary of 2336414 of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On January 30, the Company issued a promissory note of EUR 4,000,000 which had a net of discount value of EUR 3,665,255 ($4,193,374 U.S.) pursuant to their acquisition of Virtual Generation (“VG”). As of March 31, 2019 the note had a balance of $3,758,289 ($1,502,832 related party; $2,255,457 non-related party). See Note 3.

12. Bank Loan Payable

In September 2016, the Company obtained a loan of EUR 500,000 (approximately USD $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of EUR 9,760 (approximately USD $11,000) began in January 2017.

The Company made payments of EUR 29,300 (approximately USD $32,900 for the three months ended March 31, 2019 which included principal of approximately $29,100 and interest of approximately $3,800 for the three months ended March 31, 2019.

13. Warrants

In connection with the private placement agreements entered into with accredited investors in the first and second quarter of 2018, for each USD $1,000 debenture unit the Company issued two-year warrants to purchase up to 1082.25 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 832.50 shares of the Company’s common stock at an exercise price of $0.50 per share.

The fair value of the warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value at issuance for the warrants outstanding at March 31, 2019:

Exercise Price/share at Issuance	$0.50 - $0.625
Common Stock Price/share	$0.50 - $1.52
Volatility	222% – 231%
Term (Years)	2
Dividend Yield	0%
Interest Rate	2.22% – 2.56%
Forfeiture Risk	0%

A summary of warrant transactions during the three months ended March 31, 2019 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2017	612,528	$0.54	1.37
Exercisable at December 31, 2017	561,528	$0.56	—
Issued	767,064	$0.50	1.21
Cancelled	(216,000)	$0.63	2.00
Exercised	(326,088)	$0.58	—
Expired	(124,440)	$0.58	—
Outstanding at December 31, 2018	8,713,064	$0.50
Exercisable at December 31, 2018	8,713,064	$0.50
Issued	—	$—	—
Canceled	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2019	8,713,064	$0.50
Exercisable at March 31, 2019	8,713,064	$0.50

14. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2019 and 2018. Turnover represents the total bets processed for the period, while Commission Revenue represents commissions on lotto ticket sales and Service Revenue is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended March 31,
	2019	2018
Turnover
Turnover web-based	$86,575,901	$46,065,899
Turnover land-based	50,399,564	44,493,960
Total Turnover	$136,975,465	$90,559,859

Winnings/Payouts
Winnings web-based	82,262,937	42,617,996
Winnings land-based	44,356,302	38,746,243
Total Winnings/payouts	126,619,239	81,364,239

Gross Gaming Revenues	$10,356,226	$9,195,620

Less: ADM Gaming Taxes	1,193,746	766,833
Net Gaming Revenues	$9,162,480	$8,428,787
Add: Commission Revenues	29,073	99,001
Add: Service Revenues	74,741	66,079
Total Revenues	$9,266,294	$8,593,867

15. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2019 and March 31, 2018.

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

The Company has accumulated a net operating loss carry forwards (“NOL”) of approximately $4.0 million as of December 31, 2018 and continues to have losses from operations. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the three months ended March 31, 2019 the Company recorded additional losses and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. .

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

16. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10Q for the three months ended March 31, 2019.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

General Plan of Operation

We were incorporated in the state of Delaware on August 26, 1998 as Pender International Inc. On March 31, 2005, we changed our name to Empire Global Corp., and on July 20, 2016 we changed our name to our current name, Newgioco Group, Inc. We maintain our principal executive offices headquartered in Toronto, Canada with wholly-owned subsidiaries in Italy, Austria and Malta.

Our subsidiaries include: Multigioco Srl (“Multigioco”) which was acquired on August 15, 2014, Rifa Srl (“Rifa”) which was acquired on January 1, 2015, Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016 as well as Virtual Generation Limited (“VG”) which was acquired on January 30, 2019 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

We are a commercial stage and vertically integrated company operating in one line of business that provides certified Betting Platform Software (“BPS”) services to and operating of leisure betting establishments situated throughout Italy and in 11 other countries. The Company is comprised of 3 geographically organized groups: an Operational Group; Technology Group; and a Corporate Group with approximately 70 employees organized as follows:

a)	the Operational Group is based in Europe and maintains administrative offices headquartered in Rome, Italy with sub offices for operations administration and risk management trading in Naples and Teramo, Italy and Valetta, Malta;
b)	the Technology Group is based in Innsbruck, Austria and manages software development, training and administration; and
c)	the Corporate Group is based in North America which includes a head office situated in Toronto, Canada with a sub office in Scottsdale, Arizona through which our CEO, CFO and VP Corporate Development handle day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

We intend to grow through acquisitions and organic development of its distribution network in Italy in addition to exploring new opportunities in regulated gaming markets internationally.

Our revenue streams, through our subsidiaries Multigioco, Rifa and Ulisse, consist of wagering and gaming transaction income from online based betting web shops and websites as well as land-based retail betting shops located throughout Italy, and our revenue stream through our subsidiary, Odissea, consists of the service revenue generated from the provision of our Platform services to third party operators on a B2B basis. In addition, we also generated income from Virtual Generation in the first quarter of 2019 which consists of royalties invoiced for the sale of virtual games through authorized agents. We generated aggregate revenues of $9,266,294 and $8,593,867 for the three months ended March 31, 2019 and 2018, respectively.

This Management’s Discussion and Analysis includes a discussion of our operations for the quarter ended March 31, 2019, which reflects the operations of VG and Naos for the period of the quarter ended March 31, 2019 subsequent to January 30, 2019. The operations of VG and Naos are not included in the discussion for the three months ended March 31, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months ended March 31, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Our subsidiaries now own a BPS technology and operate approximately 1,500 web-based shops (Punti Virtuali di Ricarica), a Bersani license #4070 with 7 corner (Punto Sportivo) rights, as well as a Monti license #4583 with 3 agency (Negozio Sportivo) rights and 150 CED agency locations.

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

As part of our multi-year business growth strategy, we made significant investments in the third quarter of 2018 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, We initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments will result in short-term, non-recurring expenses related to key elements including the expansion of CEO responsibilities into regulatory and policy development functions, as well as establishing a centralized US-based headquarters. In Q3, We also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well allocating a software development team at Odissea for coding and submission of its platform for GLI-33 certification to Gaming Laboratories International (“GLI”) for the U.S. market.

To be an early mover and aggressively expand in the rapidly evolving state regulated U.S. sports betting market, we appointed independent members to our board of directors, some of which have experience with the Nevada gaming industry. We also hired our first U.S.-based senior executive and intends to engage a senior gaming executive to lead its U.S. expansion efforts.

In 2019, we anticipate that the U.S. market will begin to have a strong and steady uptake in active wagers. We further anticipate the first select states (Nevada, Delaware, New Jersey, Mississippi, West Virginia and New Mexico) to provide the regulatory framework and foundation to build upon for other states and locations. In September 2018, New Jersey generated approximately $24 million in revenue from approximately $184 million in sports bet wagers, with Mississippi generating approximately $5.5 million in revenue from approximately $32 million in sports bet wagers. According to a recent study by Eilers & Krejcik Gaming (EKG), 32 states will likely have legalized sports gambling within five years and as many as 14 could be ready for legislation within two years. Based on 32 states, EKG estimates that the overall U.S. sports betting market could generate approximately $6 billion item legalized U.S. sports gambling industry could generate an annual turnover of $100 billion (in 2017, the total sports bet handle in Nevada alone was $4.8 billion).

Our sports betting software is the cornerstone that enables us to differentiate ourselves from our market peers. By leveraging our proven high-performance betting technology, alongside our solid foundation of retail know-how in Italy, we expect the GLI-33 certification of our Platform to be processed in a timely manner as many of the inherent functions and features of our Italian platform certification have received prior approval and adhere to multi-jurisdictional standards. Upon completing the GLI certification and partnering with a key tribal casino operator, we expect to be well-positioned to commence processing sports bets in the U.S. by the end of 2019. Once our sports bet platform is online and processing live wagers on sports such as American football and basketball (both professional and college level) begins, this will establish the foundations for our U.S. market strategy.

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

In addition, pursuant to the terms of the Purchase Agreement, we agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately U.S. $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year. As of March 31, 2019, we made payments equal to €128,000 (approximately US$144,000) and we have issued 522,380 shares (or €178,000 (approximately US$189,000)) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due under the promissory note was €2,372,000 (approximately US$2,668,500) and 1,322,000 shares of common stock of the company..

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

Overall

We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan. We generate revenues by providing online and offline gaming products and services in regulated countries.

We anticipate continuing to rely on our discretionary available cash and bank credit to fund our additional acquisitions or into new business opportunities.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018.

Revenues

We generated gross revenues of $9,266,294 for the three months ended March 31, 2019, compared to gross revenues of $8,593,867 for the three months ended March 31, 2018. The revenues are comprised of net gaming revenues derived from providing online and offline gaming products, services, and BPS services in Italy.

The increase in revenues for the three months ended March 31, 2019 over the same period ended March 31, 2018 is attributed to the growth in our offline and web-based gaming operations in Italy as well as revenues derived from BPS services that were a result of the July 1, 2016 acquisition of Ulisse and Odissea.

The following table represents disaggregated revenues from our gaming operations for the three ended March 31, 2019 and March 31, 2018. Turnover represents the total bets processed for the period, while Commission Revenue represents commission on lotto ticket sales and Service Revenue is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	March 31, 2019	March 31, 2018
Turnover
Turnover web-based	$86,575,901	$46,065,899
Turnover land-based	50,399,564	44,493,960
Total Turnover	$136,975,465	$90,559,859

Winnings/Payouts
Winnings web-based	82,262,937	42,617,996
Winnings land-based	44,356,302	38,746,243
Total Winnings/payouts	126,619,239	81,364,239

Gross Gaming Revenues	$10,356,226	$9,195,620

Less: ADM Gaming Taxes	1,193,746	766,833
Net Gaming Revenues	$9,162,480	$8,428,787
Add: Commission Revenues	29,073	99,001
Add: Service Revenues	74,741	66,079
Total Revenues	$9,266,294	$8,593,867

General and Administrative Expenses

We incurred $3,173,467 in general and administrative expenses during the three months ended March 31, 2019, compared to $2,059,453 in the three months ended March 31, 2018. The increase in general and administrative expenses was mostly a result of increase in selling expenses, salaries, wages and professional fees related to the growth in our retail gaming operations.

Our major general and administrative expenses for the three months ended March 31, 2019 compared to 2018 were as follows:

	March 31, 2019	March 31, 2018

Salaries	$1,898,504	$984,897
Cash and non-cash professional fees including legal, consulting and audit fees	$370,387	$489,943
Depreciation and amortization expenses	$77,579	$171,913
Advertising and promotion	$253,215	$137,310
Management fees	$73,481	$41,532
Bank interest and charges	$183,874	$51,218

Amortization expense includes the amortization of deferred loan costs of $110,624 and $13,558 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Direct Selling Costs

Direct selling costs represent the fees we pay to our network service provider, Agenzia delle Dogane e dei Monopoli (“ADM”) license fees, and commissions for field agents and promoters which is essentially considered an ongoing marketing cost.

Our selling expenses were $7,407,706 and $6,077,357, and for the three months ended March 31, 2019 and March 31, 2018, respectively.

Interest Expenses

We incurred interest expense, net of interest income, of $1,503,790 for the three months ended March 31, 2019, compared to interest expense, net of interest income, of $212,239 for the three months ended March 31, 2018. The increase in interest expense is primarily from the amortization of debt discounts relating to the sale of convertible debentures in 2018. See Note 2 for ASU 2017-11 early adoption accounting impact.

Net Income (Loss)

For the three months ended March 31, 2019, we had a net loss of $3,105,216 and both basic and diluted loss of $0.04 per share. For the three months ended March 31, 2018, we had net income of $768,766 and both basic and diluted income of $0.01 per share.

The increase in net loss for the three months ended March 31, 2019 is primarily due to non-cash interest expenses, as well as salaries, legal fees, increase in tradeshow participations, and investments made to launch our U.S. business plan that were incurred in the first quarter.

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

We recorded a foreign currency translation adjustment loss of $56,180 for the three ended March 31, 2019, compared to a foreign currency translation adjustment loss of $64,518 for the three months ended March 31, 2018.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments attributed to each Group segment. Adjustments are made for items considered outside the normal course of business.

We believe adjusted EBITDA, when considered along with other performance measures, is a particularly useful performance measure because it focuses on certain operating drivers of the business, including sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe adjusted EBITDA can provide a more complete understanding of our operating results and the trends to which we are subject, and an enhanced overall understanding of our financial performance and prospects for the future. We use adjusted EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted EBITDA is commonly used as an analytical indicator within the leisure betting industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income or loss, because it does not take into account certain aspects of our operating performance (for example, it excludes non-recurring gains and losses which are not deemed to be a normal part of underlying business activities). Our use of Adjusted EBITDA may not be comparable to the use by other companies of similarly termed measures. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our operating performance. In addition, capital expenditures, which affect depreciation and amortization, interest expense, and income tax benefit (expense), are evaluated separately by management.

Reconciliation to Adjusted EBITDA

(in thousands)	For the three months ended March 31,
	2019	2018
Comprehensive Income (Loss)	$(3,161,396)	$704,159

Total Other Expenses (Income)	1,528,790	(556,656)
Foreign currency translation adjustment	56,180	64,518
Income tax provision	261,547	245,036
EBITDA	(1,314,879)	457,057

Product Readiness and U.S. Market Launch	441,621	—
Items Relating to Legacy Activities	—	1,000,000
Items Outside the Normal Course of Business	495,239	—

Adjusted EBITDA	$(378,019)	$41,457,374

Liquidity and Capital Resources

Assets

At March 31, 2019, we had a total of $25,665,843 in assets compared to $22,587,710 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets.

Liabilities

At March 31, 2019, we had $17,026,812 in current liabilities and $810,188 in long term liabilities, compared to current liabilities of $11,880,219 and long-term liabilities of $833,859 at December 31, 2018.

Working Capital

We had $5,179,403 in cash and cash equivalents at March 31, 2019 compared to $6,289,903 cash and cash equivalents on December 31, 2018.

We had $6,747,227 in current assets and $17,026,812 in current liabilities, resulting in working capital deficit of $10,279,585 at March 31, 2019, compared to working capital deficit of $4,328,856 at December 31, 2018.

We currently believe that our existing cash resources together with the revenue from operations that we expect to generate will be sufficient to meet our anticipated needs over the next twelve months from the date hereof. Historically, we have financed our operations through revenue generated from providing online and offline gaming products, services, and BPS services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy. We may seek to access our bank credit facility and other means of bank financing to supplement our revenue generated from operations.

Accumulated Deficit

As of March 31, 2019, we had accumulated deficit of $16,114,110 compared to accumulated deficit of $13,008,894 at December 31, 2018.

We currently maintain an operating line of credit for a maximum amount of EUR 300,000 (approximately USD $340,000) for Multigioco and EUR 50,000 (approximately USD $57,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain of our shareholders and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date. In addition, we maintain a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit.

Cash flows from operating activities resulted in net cash used in operating activities of $812,851 for the three months ended March 31, 2019, compared to $1,444,031 of net cash provided by operating activities for the three months ended March 31, 2018.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended March 31, 2019 was $459 compared to $182,798 of net cash used in investing activities for the three months ended March 31, 2018.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $178,420 compared to $692,260 of net cash used in financing activities for the three months ended March 31, 2018.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

-Promissory note payable to related parties with principal amount of approximately $318,000 due to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO.

-Promissory note to acquire Virtual Generation (“VG”) for EUR 4,000,000 which was issued at a value net of discount of EUR 3,665,255 ($4,193,374 U.S.). The note was allocated 40% as related party and 60% non-related party. As of March 31, 2019, the promissory note net of discount had a balance of $3,758,289.

-Convertible debts consisting of Notes in USD and CAD issued in the first and second quarter of 2018. At March 31, 2019, we have outstanding $7,774,208 principal debt plus accrued interest of $668,492 net of a discount of $3,300,942.

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

Related Party Transactions

Loan Receivable - Related Party

In February 2018, we provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by EUR 45,675 (approximately USD $53,000). The loans bear interest at 4.47% per annum and will be due in February 2019. One of our officers holds a 34% stake in Engage IT Services Srl.

Advances from Related Party

Advances from stockholders represent non-interest-bearing loans that are due on demand. Interest was imputed at 5% per annum. Balances of advances from stockholders are as follows:

	March 31, 2019	December 31, 2018
Gold Street Capital Corp.	$44,683	$39,237
Total advances from stockholders	$44,683	$39,237

Amounts due to Gold Street Capital Corp., a major stockholder of Newgioco Group, are for reimbursement of expenses. During the three months ended March 31, 2019 and March 31, 2018, we also paid management fees of $nil and $36,000, respectively, to Gold Street Capital Corp.

In January 2018, we advanced EUR 100,000 (approximately USD $116,000) to an officer to cover fees related to an application for a gaming license in Malta under the name Ulisse Services, Ltd. As of the date of this report the application is pending and there is no assurance that the gaming license in Malta would be obtained. Changes in the balance of the advance were due to the fluctuations in foreign exchange rates.

During the three months ended March 31, 2019 and 2018, we paid management fees of approximately EUR 120,000 (approximately U.S. $136,256 and $147,516, respectively) to Ulisse Services, Ltd. to cover office and set-up expenses, of which EUR 40,000 (approximately U.S. $44,868) is included in accounts payable.

In the year ended December 31, 2018, we and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, we repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.44 million). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of 5 million Euros (approximately USD $5.72 million) and we issued 4,735,600 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our CTO and member of our Board of Directors; Gabriele Peroni, our VP Business Development and France Salvagni, our VP of Land-based Operations. “Ulisse Put Option” means the option granted to Ulisse shareholders to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of USD $0.50 per share.

In the year ended December 31, 2018, we and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). We repurchased and retired the balance of 2,040,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately USD $595,000). And, in connection with the Multigioco Acquisition, on May 31, 2018 we paid the amount due to Newgioco Srl for the purchase of land-based assets in full.

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

Inflation

We do not believe that general price inflation will have a material effect on our business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our Company are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro. Debt has also been issued in both USD and CAD. Changes and fluctuations in the foreign exchange rate between the Euro to the USD and CAD to the USD will have an effect on our results of operations.

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

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer),concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff should enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks related to our financial position

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.0 million and for the period ended March 31, 2019 we had a net loss of $3.1 million. As of December 31, 2018 and March 31, 2019 we had accumulated deficits of $13.0 million, and $16.1 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

We expect to continue relying on our discretionary available cash and bank credit to fund our additional acquisitions or into new business opportunities that may not be available at reasonable terms, if at all.

We have recently initiated an ambitious investment strategy including taking steps to enter the U.S. market which has led to an increase in some recurring and a number of non-recurring expenses. Our ability to execute our growth plan is dependent upon our ability to continue to generate profits from operations in the future, bank credit facilities and/or our ability to obtain the additional necessary bank financing required and to fund our ambitious investment strategy if such financing is available on reasonable terms, if at all.

The exercise or conversion of currently outstanding securities would dilute current holders of our common stock.

If all of the holders of our outstanding convertible notes and warrants converted or exercised their securities, we would be obligated to issue 31,253,617 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  .

During the three months ended March 31, 2019, we issued an aggregate of 2,260,584 shares of common stock upon conversion of debentures in the aggregate principal amount of $864,623 plus $55,200 accrued interest.

The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Share Purchase Agreement ( dated January 17, 2019 by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding limited Party (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019)
10.2	Form of Promissory Note dated January 30, 2019(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019)
10.1
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Elizabeth J. MacLean
Elizabeth J. MacLean Chief Financial Officer (Principal Financial Officer)