Form 10-Q
period 2019-06-30
Newgioco Group, Inc.
filed 2019-08-16
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, the registrant had 79,949,040 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Newgioco Group, Inc. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Newgioco Group, Inc. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K of the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.

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

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Current Assets
Cash and cash equivalents	$5,228,797	$6,289,903
Accounts receivable	116,398	10,082
Gaming accounts receivable	654,016	1,021,052
Prepaid expenses	140,107	124,712
Related party receivable	851	49,914
Other current assets	145,348	55,700
Total Current Assets	6,285,517	7,551,363

Noncurrent Assets
Restricted cash	1,439,782	1,560,539
Property, plant and equipment	347,824	354,799
Intangible assets	16,353,775	12,583,457
Goodwill	267,076	262,552
Investment in non-consolidated entities	250,000	275,000
Total Noncurrent Assets	18,658,457	15,036,347
Total Assets	$24,943,974	$22,587,710

Current Liabilities
Line of credit - bank	$1,000,000	$750,000
Accounts payable and accrued liabilities	3,982,319	4,603,608
Gaming accounts payable	2,217,089	1,489,444
Taxes payable	995,004	1,056,430
Advances from stockholders	48,508	39,237
Convertible Debenture, net of discount of $2,578,995 and $4,587,228, respectively	6,083,982	3,942,523
Notes payable, net of discount of $132,970	1,421,045	—
Notes payable – related party	1,405,804	318,078
Bank loan payable – current portion	122,829	120,920
Total Current Liabilities	17,276,580	12,320,240

Notes payable, net of discount of $54,216	498,874	—
Notes payable – related party	332,582	—
Bank loan payable	161,504	225,131
Other long-term liabilities	193,021	168,707
Total Liabilities	18,462,561	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 79,348,133 and 75,540,298 shares issued and outstanding as of June 30, 2019 and December 31, 2018	7,935	7,555
Additional paid-in capital	25,455,983	23,956,309
Accumulated other comprehensive income	(1,170,151)	(1,081,338)
Accumulated deficit	(17,812,354)	(13,008,894)
Total Stockholders' Equity	6,481,413	9,873,632
Total Liabilities and Stockholders’ Equity	$24,943,974	$22,587,710

 See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$9,105,353	$8,822,659	$18,371,648	$17,416,526

Costs and Expenses
Selling expenses	7,038,797	5,826,243	14,446,503	11,903,600
General and administrative expenses	2,487,299	2,056,275	5,660,766	4,115,728
Total Costs and Expenses	9,526,096	7,882,518	20,107,269	16,019,328

(Loss) Income from Operations	(420,743)	940,141	(1,735,621)	1,397,198

Other (Expenses) Income
Other income	7,725	—	7,725	—
Interest expense, net of interest income	(1,016,866)	(1,050,270)	(2,520,656)	(1,262,509)
Imputed interest on related party advances	—	753	—	(761)
Gain on litigation settlement	—	—	—	516,120
Loss on debt modification	—	212,270	—	(212,270)
Loss on conversion of debt	(35,943)	—	(35,943)	—
Loss on marketable securities	—	(155,000)	(25,000)	(155,000)
Total Other (Expenses) Income	(1,045,084)	(1,416,787)	(2,573,874)	(1,114,420)

(Loss) Income Before Income Taxes	(1,465,827)	(476,646)	(4,309,495)	282,778
Income tax provision	(232,417)	(512,406)	(493,964)	(757,442)
Net Loss	(1,698,244)	(989,052)	(4,803,459)	(474,664)

Other Comprehensive Loss
Foreign currency translation adjustment	(32,633)	(98,355)	(88,813)	(162,873)

Comprehensive Loss	$(1,730,877)	$(1,087,407)	$(4,892,272)	$(637,537)

Loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	78,962,852	74,754,258	78,115,599	74,468,088

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders' Equity

Three months and Six months ended June 30, 2019 and June 30, 2018

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	75,540,298	$7,555	$23,956,309	$(1,081,338)	$(13,008,894)	$9,873,632
Common stock issued on conversion of convertible debentures	2,300,487	230	919,594	—	—	919,824
Common stock issued for the purchase of subsidiaries	522,380	52	196,731	—	—	196,783
Foreign currency translation adjustment	—	—	—	(56,180)	—	(56,180)
Net loss	—	—	—	—	(3,105,216)	(3,105,216)
Balance at March 31, 2019	78,363,165	7,837	25,072,634	(1,137,518)	(16,114,110)	7,828,843
Common stock issued on conversion of convertible debentures	262,278	26	104,885	—	—	104,911
Common stock issued for the purchase of subsidiaries	722,690	72	278,464	—	—	278,536
Foreign currency translation adjustment	—	—	—	(32,633)	—	(32,633)
Net loss	—	—	—	—	(1,698,244)	(1,698,244)
Balance at June 30, 2019	79,348,133	$7,935	$25,455,983	$(1,170,151)	$(17,812,354)	$6,481,413

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders' Equity

Three months and Six months ended June 30, 2019 and June 30, 2018

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	74,143,590	$7,415	$14,254,582	$(250,327)	$(9,897,620)	$4,114,050
Cumulative effect of early adoption of ASU 2017-11	—	—	287,881	—	(64,966)	222,915
Restated balance at December 312, 2017	74,143,590	7,415	14,542,463	(250,327)	(9,962,586)	4,336,965
Imputed interest on stockholder advances	—	—	1,251	—	—	1,251
Common stock issued with debentures	111,000	11	55,489	—	—	55,500
Beneficial conversion feature of convertible debentures	—	—	91,017	—	—	91,017
Foreign currency translation adjustment	—	—	—	(64,518)	—	(64,518)
Net income	—	—	—	—	768,677	768,677
Balance at March 31, 2018, as previously reported	74,254,590	7,426	14,402,339	(314,845)	(9,128,943)	4,965,977
Opening balance cumulative effect of early adoption of ASU2017-11	—	—	287,881	—	(64,966)	222,915
ASU 2017-11 adjustments to common stock issued debentures	—	—	(10,853)	—	—	(10,853)
ASU 2017-11 elimination of derivative liability movement	—	—	—	—	(254,289)	(254,289)
ASU 2017-11 adjustments to the beneficial conversion feature of debentures	—	—	(6,780)	—	—	(6,780)

Adjusted Balance at March 31, 2018	74,254,590	$7,426	$14,672,587	$(314,845)	$(9,448,198)	$4,916,970
Common stock issued with debentures	1,720,220	172	1,770,025	—	—	1,770,197
Common stock retired on acquisition of Multigioco	(2,040,000)	(204)	(2,260,770)	—	—	(2,260,974)
Common stock issued net of stock retired on acquisition of Ulisse	1,404,400	140	5,587,534	—	—	5,587,674
Foreign currency translation adjustment	—	—	—	(98,355)	—	(98,355)
Net loss	—	—	—	—	(6,487,928)	(6,487,928)
Balance at June 30, 2018, as previously reported	75,339,210	7,534	19,499,128	(413,200)	(15,616,871)	3,476,591
Opening balance cumulative effect of early adoption of ASU2017-11	—	—	287,881	—	(64,966)	222,915
ASU 2017-11 adjustments to common stock issued with debentures	—	—	(1,243,211)	—	—	(1,243,211)
ASU 2017-11 elimination of derivative liability movement	—	—	—	—	5,244,587	5,244,587
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,494,552	—	—	2,494,552
Fair value of warrants issued	—	—	2,951,429	—	—	2,951,429

Balance at June 30, 2018	75,339,210	$7,534	$23,989,779	$(413,200)	$(10,437,250)	$13,146,863

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(4,803,459)	$(474,664)
Adjustments to reconcile net loss to net cash (Used in) Provided by operating activities
Depreciation and amortization	291,332	226,436
Amortization of deferred costs	2,096,080	58,188
Non-cash interest	409,114	1,012,225
Loss on debt modification	—	212,270
Loss on debt conversion	35,943	—
Imputed interest on advances from stockholders	—	1,514
Unrealized loss on trading securities	25,000	155,000
Recovery of assets	—	(516,120)
Bad debt expense	—	6,354
Foreign transaction gain	173,400	—
Changes in Operating Assets and Liabilities
Prepaid expenses	(7,732)	5,225
Accounts payable and accrued liabilities	(26,789)	756,656
Accounts receivable	(57,679)	98,833
Gaming accounts receivable	357,886	31,409
Gaming accounts liabilities	727,433	(583,899)
Taxes payable	(53,941)	439,731
Other current assets	(57,163)	(270,259)
Long term liability	30,995	78,346
Net Cash (Used in) Provided by Operating Activities	(859,580)	1,237,245
Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(59,253)	(4,442,508)
Decrease in restricted cash	100,140	15,657
Cash received on acquisition of Virtual Generation	46,668	—
Net Cash Provided by (Used in) Investing Activities	87,555	(4,426,851)
Cash Flows from Financing Activities
Proceeds from bank credit line	250,000	(177,060)
Repayment of bank loan	(59,007)	(71,143)
Proceeds from convertible debentures and promissory notes, net of repayment	—	6,883,905
Repayment of promissory notes, related party	(213,353)	—
Repayment of promissory notes	(331,913)	—
Loan to related party	(11,992)	(215,745)
Purchase of treasury stock	—	(2,261,307)
Advances from stockholders, net of repayment	6,605	(485,036)
Net Cash (Used in) Provided by Financing Activities	(359,660)	3,673,614
Effect of change in exchange rate	70,579	(168,600)
Net (decrease) increase in cash	(1,061,106)	315,408
Cash – beginning of the period	6,289,903	6,469,858
Cash – end of the period	$5,228,797	$6,785,266
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,955	$140,815
Income tax	$473,679	$341, 830
Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$—	$5,588,088
Common shares issues to related parties for repayment of debt	$—	$54,402
Retirement of treasury stock	$—	$2,260,770
Common shares issued for cashless exercise of warrants	$—	$201,088
Common shares issued with conversion of debentures	$104,911	$—
Common shares issued with purchase of Virtual Generation	$272,307	$—

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Nature of Business

Nature of Business

Established in the state of Delaware in 1998, Newgioco Group, Inc. (“Newgioco Group” or the “Company”) is an international commercial-stage, vertically integrated company engaged in various aspects of the leisure gaming industry. We own and operate an innovative state-of-the-art betting platform (“Platform”) and are a licensed leisure lottery and gaming operator offering online and offline leisure gaming services, including a variety of lottery and casino gaming products, as well as sports betting products through a distribution network of retail betting locations situated throughout Italy and internationally through various agents in eleven other countries located in Africa and South America.

The Company’s subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016, Virtual Generation Limited (“VG”) and Naos Holding Limited, acquired   on January 30, 2019 and a non-operating subsidiary Newgioco Group, Inc. based in Canada.

The Company operates in one line of business that provides certified betting Platform software (“Platform”) services to and the operating of leisure betting establishments situated throughout Italy and in 11 other countries and is comprised of 3 geographically organized groups: an Operational Group; Technology Group; and a Corporate Group, organized as follows:

a)	the Operational Group is based in Europe and maintains administrative and customer service offices headquartered in Rome, Italy with sub offices for operations administration, and risk management and trading in Naples and Teramo, Italy and Valetta, Malta;
b)	the Technology Group is based in Innsbruck, Austria and manages software development, training and administration; and
c)	the Corporate Group is based in North America which includes a head office situated in Toronto, Canada with a sub office in Boca Raton, Florida through which our CEO and CFO carry-out our corporate duties, handle day-to-day reporting and other operations such as U.S. development and planning, and through which various independent contractors and vendors are engaged.

2.	Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. The entities included in these unaudited condensed consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage owned %

Newgioco Group, Inc.	United States – Delaware	Parent
Newgioco Group, Inc (Canada)	Canada	100
Ulisse GmbH	Austria	100
Odissea Betriebsinformatik Beratung GMBH	Austria	100
Multigioco Srl.	Italy	100
Rifa Srl.	Italy	100
Virtual Generation Limited	Malta	100
Naos Holding Limited	Malta	100

Currency Translation

The Company's subsidiaries operate in Europe with a functional currency of Euro and in Canada with a functional currency of Canadian dollars. In the consolidated financial statements, revenue and expense accounts are translated at the average rates during the period, assets and liabilities are translated at period-end rates and equity accounts are translated at historical rates. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Loss Contingencies

The Company may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is possible, and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

Loss Contingencies (continued)

The Company evaluates, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows.

To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. The Company has insured and continue to insure against most of these types of claims.

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

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, the Company has no derivative financials instruments classified as a liability at June 30, 2019 and December 31, 2018.

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018.

The Company primarily places cash with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN$100,000 per institution, in Italy which is insured by the Italian deposit guarantee fund Fondo Interbancario di Tutela dei Depositi (FITD) up to a limit of €100,000 per institution, and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken) up to a limit of €100,000 per institution.

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The company recorded bad debt expense $0 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $6,354 bad debt expense for the six months ended June 30, 2019 and 2018, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

Gaming Accounts Payable

Gaming accounts payable represent customer balances, including winnings and deposits, that are held as credits in online gaming accounts and have not as of yet been used or withdrawn by the customers. Customers can request payment from the Company at any time and the payment to customers can be made through bank wire, credit card, or cash disbursement from one of our locations. Online gaming account credit balances are non-interest bearing.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

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

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Office equipment	5
Office furniture	8 1/3
Signs and displays	5

Intangible Assets

Intangible assets are stated at acquisition cost less accumulated amortization, if applicable, less any adjustments for impairment losses.

Amortization is charged on a straight-line basis over the estimated remaining useful lives of the individual intangibles. Where intangibles are deemed to be impaired the Company recognizes an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Betting Platform Software	15
Ulisse Bookmaker License	—
Multigioco and Rifa ADM Licenses	1.5 - 7
VG Licenses	—
Location contracts	5 - 7
Customer relationships	10 - 15
Trademarks/names	14
Websites	5

The Ulisse Bookmaker License and the VG Licenses have no expiration date and are therefore not amortized.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and six months ended June 30, 2019 or June 30, 2018. $4,593 of goodwill was recorded as part of an acquisition during the six months ended June 30, 2019.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

Revenue Recognition (continued)

The Company recognizes revenue when control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed which is representative of the point in time at which the Company has satisfied its performance obligation. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

Revenues from the Platform include license fees, training, installation, and product support services. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options is recognized ratably over the vesting period of the option. In addition, the Company records expense related to Restricted Stock Units (“RSU’s”) granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Forfeitures of stock options and RSUs are recognized as they occur.

Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

The Company adopted FASB ASC 220-10-45, “Reporting Comprehensive Income”. ASC 220-10-45 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and foreign currency translation adjustments.

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and include warrants granted and convertible debentures.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

Related Parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently not in compliance with ASU 2016-02 as it is continuing its evaluation of the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements. The  adoption of this guidance is not expected to have a material impact on the Company’s financial statements and related disclosures.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Comparatives

Certain items in prior periods were reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or comprehensive loss.

3.	Reclassification of prior period results

The company adopted ASU 2017-11(“ASU 2017-11”) – Accounting for certain convertible debentures and warrants with down round features, in the prior year.

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.

The Company determined that ASU 2017-11 is applicable to the Company and the down round feature of the convertible debentures and warrants issued during the period February 2018 to June 2018, no longer qualified as derivative liabilities.

The amendments in this update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however early adoption was permitted for all entities, including adoption in an interim period. The company early adopted ASU 2017-11 in its September 30, 2018 quarterly report.

The adjustments were reflected as of January 1, 2018, the beginning of the fiscal year.

The adjustments made by the Company to its opening balance sheet as of January 1, 2018 were as follows:

	Convertible Debentures	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
Balance as of January 1, 2018	$1,148,107	$222,915	$14,254,582	$(9,897,620)
Reclassified derivative liabilities and cumulative effect of adoption	—	(222,915)	287,881	(64,966)
Balance as of January 1, 2018, restated	$1,148,107	$—	$14,542,463	$(9,962,586)

During the three and six months ended June 30, 2018, the Company issued Convertible debenture units to investors amounting to $3,268,000 and CDN$7,162,000 (approximately $6,502,000). Each unit consisting of a convertible debenture, common shares of stock and a warrant, refer to Note 9 below.

Due to the modified retrospective adoption allowed under ASU 2017-11, the Company eliminated the derivative liability at the date of the issuance of the convertible debentures and warrants and credited additional paid in capital and debited convertible debentures discount with $5,536,301 on the grant date of the convertible debentures and warrants. The $5,536,301 was calculated using a Black-Scholes valuation model to measure and allocate the following components of the convertible debenture units; (a) the beneficial conversion feature of the convertible debentures; (b) the value of the warrants issued with the units; and the brokers warrants related to the issuance of the convertible debenture units, after applying the relative fair value method to the derived Black-Scholes valuations. The common shares of stock issued as part of the convertible debenture units were valued at the grant date at closing market prices at $582,486.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Reclassification of prior period results (continued)

The Company eliminated the derivative liability of $12,494,727 reflected on the consolidated balance sheet as of June 30, 2018 and the net derivative liability movements through the consolidated statements of comprehensive loss of $5,498,876 and $5,244,587 for the three and six months ended June 30, 2018 and the net derivative liability movement of $5,244,587 from the statement of cash flows for the six months ended June 30, 2018.

The Company had originally calculated the mark-to-market derivative liability on the grant date of the warrants and brokers warrants and the convertible debentures as an additional charge of $23,513,240 and reflected this loss together with the loss realized on the modification of certain convertible debentures and warrants of $212,270 as a loss on debt issuance. The $23,513,240 related to the mark-to-market derivative liability movement at the grant date was reclassified as a mark-to-market movement in derivative liabilities for the three months and six months ended June 30, 2018, with a net loss on debt modification of $212,270.

The reconciliation of the unaudited consolidated statement of comprehensive loss for the three months ended June 30, 2018 is as follows:

	As Previously reported	Reclass of disclosure	As Reclassed	Effect of adoption of ASU 2017-11	As Reclassified

Revenue	$8,822,659	$—	$8,822,659	$—	$8,822,659

Costs and Expenses
Selling expenses	5,826,243	—	5,826,243	—	5,826,243
General and administrative expenses	2,056,275	—	2,056,275	—	2,056,275
Total Costs and Expenses	7,882,518	—	7,882,518	—	7,882,518

Income from Operations	940,141	—	940,141	—	940,141

Other (Expenses) Income
Interest expense, net of interest income	(1,050,270)	—	(1,050,270)	—	(1,050,270)
Changes in fair value of derivative liabilities	18,014,364	(23,513,240)	(5,498,876)	(5,498,876)	—
Imputed interest on related party advances	753	—	753	—	753
Gain on litigation settlement	—	—	—	—	—
Loss on issuance of debt	(23,725,510)	23,725,510	—	—	—
Loss on debt modification	—	(212,270)	(212,270)	—	(212,270)
Loss on Marketable Securities	(155,000)	—	(155,000)	—	(155,000)
Total Other (Expenses) Income	(6,915,663)	—	(6,915,663)	5,498,876	(1,416,787)

Income (Loss) Before Income Taxes	(5,975,522)	—	(5,975,522)	5,498,876	(476,646)
Income tax provision	(512,406)	—	(512,406)	—	(512,406)
Net Loss	(6,487,928)	—	(6,487,928)	5,498,876	(989,052)

Other Comprehensive Loss
Foreign currency translation adjustment	(98,355)	—	(98,355)	—	(98,355)

Comprehensive Loss	$(6,586,283)	$—	$(6,586,283)	$5,498,876	$(1,087,407)

Loss per common share – basic and diluted	$(0.09)	$—	$(0.09)	$0.07	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	74,754,258	74,754,258	74,754,258	74,754,258	74,754,258

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Reclassification of prior period results (continued)

The reconciliation of the unaudited consolidated statement of comprehensive loss for the six months ended June 30, 2018 is as follows:

	As Previously reported	Reclass of disclosure	As Reclassed	Effect of adoption of ASU 2017-11	As Reclassified

Revenue	$17,416,526	$—	$17,416,526	$—	$17,416,526

Costs and Expenses
Selling expenses	11,903,600	—	11,903,600	—	11,903,600
General and administrative expenses	4,115,728	—	4,115,728	—	4,115,728
Total Costs and Expenses	16,019,328	—	16,019,328	—	16,019,328

Income from Operations	1,397,198	—	1,397,198	—	1,397,198

Other (Expenses) Income
Interest expense, net of interest income	(1,262,509)	—	(1262,509)	—	(1,262,509)
Changes in fair value of derivative liabilities	18,268,653	(23,513,240)	(5,244,587)	5,244,587	—
Imputed interest on related party advances	(761)	—	(761)	—	(761)
Gain on litigation settlement	516,120	—	516,120	—	516,120
Loss on issuance of debt	(23,725,510)	23,725,510	—	—	—
Loss on debt modification	—	(212,270)	(212,270)	—	(212,270)
Loss on Marketable Securities	(155,000)	—	(155,000)	—	(155,000)
Total Other (Expenses) Income	(6,359,007)	—	(6,359,007)	5,244,587	(1,114,420)

Income (Loss) Before Income Taxes	(4,961,809)	—	(4,961,809)	5,244,587	282,778
Income tax provision	(757,442)	—	(757,442)	—	(757,442)
Net Loss	(5,719,251)	—	(5,719,251)	5,244,587	(474,664)

Other Comprehensive Loss
Foreign currency translation adjustment	(162,873)	—	(162,873)	—	(162,873)

Comprehensive Loss	$(5,882,124)	$—	$(5,882,124)	$5,244,587	$(637,537)

Loss per common share – basic and diluted	$(0.08)	$—	$(0.08)	$0.07	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	74,468,088	74,468,088	74,468,088	74,468,088	74,468,088

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Reclassification of prior period results (continued)

The reconciliation of the unaudited consolidated statement of cash flows for the six months ended June 30, 2018 is as follows:

	As Previously reported	Reclass of disclosure	As Reclassed	Effect of adoption of ASU 2017-11	As Reclassified
Cash Flows from Operating Activities
Net loss	$(5,719,251)	$—	$(5,719,251)	$5,244,587	$(474,664)

Adjustments to reconcile net loss to net cash Provided by operating activities		—		—
Depreciation and amortization	226,436	—	226,436	—	226,436
Amortization of deferred costs	58,188	—	58,188	—	58,188
Non-cash interest	1,012,225	—	1,012,225	—	1,012,225
Loss on issuance of debt	23,725,510	(23,725,510)	—	—	—
Loss on debt modification	—	212,270	212,270	—	212,270
Imputed interest on advances from stockholders	1,514	—	1,514	—	1,514
Changes in fair value of derivative liabilities	(18,268,653)	23,513,240	5,244,587	(5,244,587)	—
Unrealized loss on trading securities	155,000	—	155,000	—	155,000
Recovery of assets	(516,120)	—	(516,120)	—	(516,120)
Bad debt expense	6,354	—	6,354	—	6,354

Changes in Operating Assets and Liabilities
Prepaid expenses	5,225	—	5,225	—	5,225
Accounts payable and accrued liabilities	756,656	—	756,656	—	756,656
Accounts receivable	98,833	—	98,833	—	98,833
Gaming accounts receivable	31,409	—	31,409	—	31,409
Gaming accounts liabilities	(583,899)	—	(583,899)	—	(583,899)
Taxes payable	439,731	—	439,731	—	439,731
Other current assets	(270,259)	—	(270,259)	—	(270,259)
Long term liability	78,346	—	78,346	—	78,346
Net Cash Provided by Operating Activities	1,237,245	—	1,237,245	—	1,237,245

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,442,508)	—	(4,442,508)	—	(4,442,508)
Decrease in restricted cash	15,657	—	15,657	—	15,657
Net Cash Used in Investing Activities	(4,426,851)	—	(4,426,851)	—	(4,426,851)

Cash Flows from Financing Activities
Proceeds from bank credit line	(177,060)	—	(177,060)	—	(177,060)
Repayment of bank loan	(71,143)	—	(71,143)	—	(71,143)
Proceeds from convertible debentures and promissory notes, net of repayment	6,883,905	—	6,883,905	—	6,883,905
Loan to related party	(215,745)	—	(215,745)	—	(215,745)
Purchase of treasury stock	(2,261,307)	—	(2,261,307)	—	(2,261,307)
Advances from stockholders, net of repayment	(485,036)	—	(485,036)	—	(485,036)
Net Cash Provided by Financing Activities	3,673,614	—	3,673,614	—	3,673,614

Effect of change in exchange rate	(168,600)	—	(168,600)	—	(168,600)

Net increase in cash	315,408	—	315,408	—	315,408
Cash – beginning of the period	6,469,858	—	6,469,858	—	6,469,858
Cash – end of the period	$6,785,266	$—	$6,785,266	$—	$6,785,266

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Acquisition of betting software technology; offline and land-based gaming assets

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

Pursuant to the Ulisse SPA, the purchase price was subject to an adjustment equal to two times earnings before income taxes calculated on a pro rata basis from the closing date upon completion of the license tender auction held by the Italian gaming regulator, Agenzia delle Dogane e dei Monopoli (“ADM”). The sellers were also permitted to exercise the option to resell to the Company 50% of the shares of common stock (or 1,665,600 shares) issued in consideration for the purchase price at a fixed price of $0.50 per share (the “Ulisse Put Option”).

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately $11.7 million). The purchase price adjustment was paid half in cash of €5 million (approximately $5.85 million) and the Company issued 4,735,600 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $1.18 per share on May 31, 2018

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). The Company repurchased and retired the balance of 2,040,000 shares issued to the Multigioco sellers in exchange for €510,000 (approximately $595,000).

Virtual Generation Limited (“VG”) Acquisition

On January 30, 2019, the Company entered into a Share Exchange Agreement (“VG SPA”), with the shareholders of Virtual Generation (“VG”) organized under the laws of Republic of Malta (the “Sellers”) and acquired all of the issued and outstanding ordinary shares of VG., together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. VG owns and has developed a virtual gaming software platform. Pursuant to the agreement, the Company issued 522,380 shares of common stock in consideration for 100% of the issued and outstanding shares of VG.

Pursuant to the Purchase Agreement, on the Closing Date, the Company agreed to pay the Sellers the previously agreed to consideration of €4,000,000 ($4,576,352) in consideration for all the ordinary shares of VG and Naos, on the Closing Date as follows:

(i)	a cash payment of €108,000;
(ii)	the issuance of shares of the Company’s common stock valued at €89,000; and
(iii)

the delivery of a non-interest bearing promissory note of €3,803,000, providing for the payment of:

(a)     an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one month after the Closing Date; and

(b)    an aggregate of €1,411,000 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Acquisition of betting software technology; offline and land-based gaming assets

Virtual Generation Limited (“VG”) Acquisition (continued)

In terms of the agreement, the purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed, as follows:

Amount

Purchase consideration, net of discount of $382,778	$4,193,374

Fair value of assets acquired
Cash	47,268
Current assets	221,287
Property, Plant and Equipment	41,473
Intangible assets	4,000,000
4,310,028
Less: liabilities assumed	(121,247)
Total identifiable assets less liabilities assumed	4,188,781
Excess purchase price allocated to goodwill	$4,593

Intangible assets will be amortized over their remaining useful life over a period of 1 to 3 years.

The €3,803,000 promissory note was recorded as a liability owing to related parties of €1,521,000 (Note 13) and to third parties of €2,281,800 (Note 9).

5.	Restricted Cash

Restricted cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against our operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations. In addition, the Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 8.

6.	Intangible Assets

Intangible assets consist of the following:

Description	June 30, 2019	December 31, 2018

Betting Platform Software	$1,685,371	$1,685,371
Ulisse Bookmaker License	9,724,244	9,724,244
Multigioco and Rifa ADM Licenses	970,422	970,422
Virtual Generation Licenses	4,000,000	—
Location contracts	1,000,000	1,000,000
Customer relationships	870,927	870,927
Trademarks/names	110,000	110,000
Websites	40,000	40,000
	18,400,964	14,400,964
Accumulated amortization	(2,047,189)	(1,817,507)
	$16,353,775	$12,583,457

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

6.	Intangible Assets

The Company recorded $131,320 and $111,664 in amortization expense for the three months ended June 30, 2019 and 2018, respectively, and $261,124 and $224,752 for the six months ended June 30, 2019 and 2018, respectively.

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

7.	Investment in Non-consolidated Entities

Investments in non-consolidated entities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized into earnings in accordance with ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”

On June 30, 2019, the shares of Zoompass were last quoted at $0.10 per share on the OTC market, resulting in an unrealized loss recorded to earnings related to these securities of $25,000 for the three and six months ended June 30, 2019.

8.	Line of Credit - Bank

The Company currently maintains an operating line of credit for a maximum amount of €300 ,000 (approximately $340,000) for Multigioco and €50,000  (approximately $57,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

In addition, the Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit, see Note 5.

9.	Convertible Debentures

On February 26, 2018, the Company issued debenture units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 160 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 ($521,900) debentures and received warrants to purchase up to 167,500 shares of the Company’s common stock and 111,000 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

In April 2018, the Company issued debenture units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 160 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 ($105,200) debentures and received warrants to purchase up to 33,750 shares of the Company’s common stock and 21,600 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Convertible Debentures (continued)

On April 19, 2018, the Company re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 160 shares of restricted common stock. The investors in the April 19, 2018 Private Placement received an aggregate principal amount of CDN $1,436,000 ($1,118,600) debentures, warrants to purchase up to 359,000 shares of the Company’s common stock and 229,760 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

On May 11, 2018, the Company issued debenture units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 250 shares of the Company’s common stock at an exercise price equal to the lessor of $0.625 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 160 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 ($102,000) debentures and received warrants to purchase up to 32,750 shares of the Company’s common stock and 20,960 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $0.40 per share and the warrants can be exercised at a price equal to $0.50 per share.

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

The May Warrants are exercisable at an exercise price of $0.50 per share and expire on May 31, 2020.

The warrants issued in terms of the convertible debenture agreements were valued using a Black Scholes valuation model and recorded as a discount to the convertible debentures amortized over the expected life of the convertible debentures.

As of June 30, 2019 and December 31, 2018, the Company has outstanding, US Dollar convertible debentures of $3,053,000 and $3,268,000, respectively and Canadian Dollar denominated Convertible debentures of CDN$6,211,165 and CDN$6,801,165, respectively.

During the six months ended June 30, 2019, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN$590,000, including interest thereon of CDN$66,991 and investors in US Dollar convertible debentures converted the aggregate principal amount of $215,000, including interest thereon of $13,184, into 1,862,765 shares of common stock.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Convertible Debentures (continued)

 The Aggregate convertible debentures outstanding consists of the following:

Description	June 30, 2019

Principal Outstanding
Opening balance	$8,529,021
Conversion to equity	(925,963)
Foreign exchange movements	195,999
7,799,057
Accrued Interest
Opening balance	528,141
Interest expense	390,186
Conversion to equity	(63,206)
Foreign exchange movements	10,307
865,428
Debenture Discount
Opening balance	(4,588,215)
Amortization	2,007,712
(2,580,503)
Convertible Debentures, net	$6,083,982

10.	Notes Payable

In Terms of the acquisition of Virtual Generation Limited on January 31, 2019, disclosed in Note 4 above, the Company issued a non-interest bearing promissory note of €3,803,000 owing to both related parties and non-related parties. The value of the promissory note payable related parties was €1,521,200 and to non-related parties was €2,281,800.

The promissory note payable to non-related parties is to be settled as follows:

(a)	an aggregate of €1,435,200 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one month after the Closing Date; and
(b)	an aggregate of €846,600 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

The future payments on the promissory note was discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

 NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Notes Payable (continued)

The movement on notes payable consists of the following:

Description	June 30, 2019

Principal Outstanding
Promissory note due to non-related parties	$2,745,811
Settled by the issuance of common shares	(285,192)
Repayment in cash	(331,913)
Foreign exchange movements	(21,601)
2,107,105
Present value discount on future payments
Present value discount	(242,089)
Amortization	53,020
Foreign exchange movements	1,883
(187,186)
Notes payable, net	$1,919,919

Disclosed as follows:
Current liability	$1,421,045
Long term liability	498,874
Notes payable, net	$1,919,919

11.	Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above the Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of €9,760 began in January 2017.

The Company made payments of €58,560 (approximately $66,146) for the six months ended June 30, 2019 which included principal of approximately $52,239 (approximately $59,007) and interest of €6,321 (approximately $7,140) for the six months ended June 30, 2019.

12.	Other Long-term Liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

13.	Related Parties

Notes Payable – Related Party

The Company has three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bear interest at 12% per annum and are due on demand.

In terms of the acquisition of Virtual Generation Limited on January 31, 2019, disclosed in Note 4 above, the Company issued a non-interest bearing promissory note in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory note payable  to non-related parties was €2,281,800 and to related parties was €1,521,200.

The promissory note is to be settled as follows:

(a)	an aggregate of €956,800 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one month after the Closing Date; and
(b)	an aggregate of €564,400 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

13.	Related Parties (continued)

Notes Payable – Related Party (continued)

The future payments on the promissory note was discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

The movement on notes payable consists of the following:

Description	June 30, 2019

Principal Outstanding
Opening balance	$318,078
Promissory note due to non-related parties	1,830,541
Settled by the issuance of common shares	(190,128)
Repayment in cash	(213,353)
Foreign exchange movements	(14,442)
1,730,696
Accrued Interest
Opening balance	113,553
Interest expense	18,928
132,481
Present value discount on future payments
Present value discount	(161,393)
Amortization	35,347
Foreign exchange movements	1,255
(124,791)
Notes payable – Related Party, net	$1,738,386

Disclosed as follows:
Current liability	$1,405,804
Long term liability	332,582
Notes payable – Related Party, net	$1,738,386

Advances from Stockholders

Advances from stockholders represent non-interest-bearing loans that are due on demand.

Advances from stockholders are as follows:

	June 30, 2019	December 31, 2018

Gold Street Capital Corp.	$48,508	$39,237

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and six months ended June 30, 2018, the Company paid management fees of $36,000 and $72,000 to Gold Street Capital Corp and no management fees during the three and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2018, the Company paid management fees of approximately $6,000 to Luca Pasquini.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Stockholders’ Equity

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation Limited, as disclosed in Note 4 above.

•	On January 31, 2019, 259,600 shares of common stock valued at $101,763;
•	On March 1, 2019, 262,780 shares of common stock valued at $101,249;
•	On April 1, 2019, 239,800 shares of common stock valued at $86,328;
•	On May 1, 2019, 264,840 shares of common stock valued at $93,018;
•	On June 1, 2019, 218,050 shares of common stock valued at $92,961.

For the six months ended June 30, 2019, the Company issued a total of 694,801 shares of common stock, valued at $989,169, upon the conversion of convertible debentures into equity (Note 9).

On April 22, 2019, the Company issued 89,857 shares of common stock, valued at $35,943, to certain convertible debenture holders as an incentive for them to transfer their convertible debentures to another investor.

15.	Warrants

In connection with the private placement agreements entered into with accredited investors in the first and second quarter of 2018, for each $1,000 debenture unit the Company issued two-year warrants to purchase up to 1082.25 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 832.50 shares of the Company’s common stock at an exercise price of $0.50 per share.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to June 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	612,528	$0.54	$0.54
Granted	8,767,064	0.50	0.50
Forfeited/cancelled	(216,000)	0.63	(0.63)
Exercised	(326,088)	0.58	0.58
Expired	(124,440)	0.58	0.58
Outstanding December 31, 2018	8,713,064	$0.50	0.50
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding June 30, 2019	8,713,064	$0.50	$0.50

The following tables summarize information about warrants outstanding as of June 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.50	8,713,064	0.90	$0.50	8,713,064	$0.50

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

16.	Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Turnover
Turnover web-based	$88,647,748	$55,025,859	$175,223,649	$101,091,758
Turnover land-based	10,617,656	45,013,592	61,017,220	89,507,552
Total Turnover	99,265,404	100,039,451	236,240,869	190,599,310

Winnings/Payouts
Winnings web-based	81,857,558	54,687,682	164,120,495	97,305,678
Winnings land-based	7,199,276	35,765,405	51,555,578	74,511,647
Total Winnings/payouts	89,056,834	90,453,087	215,676,073	171,817,325

Gross Gaming Revenues	10,208,570	9,586,364	20,564,796	18,781,985

Less: ADM Gaming Taxes	1,172,993	799,016	2,366,739	1,565,849
Net Gaming Revenues	9,035,577	8,787,348	18,198,057	17,216,136
Add: Commission Revenues	33,360	18,152	62,433	117,152
Add: Service Revenues	36,416	17,159	111,158	83,238
Total Revenues	$9,105,353	$8,822,659	$18,371,648	$17,416,526

17.	Net Loss per Common Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” warrants using the treasury stock method and the inclusion of all convertible securities, including convertible debentures, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

 For the three months and six months ended June 30, 2019 and 2018, the following warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and Six Months ended June 30, 2019	Three and Six Months ended June 30, 2018

Warrants	8,713,064	8,713,064
Convertible debentures	21,661,212	21,661,212
	30,374,276	30,374,276

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

18.	Subsequent Events

Subsequent to the period covered by this report, the principal amount of $550,000 and CDN $20,000 (approximately $16,400) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into 1,562,377 shares of common stock.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10-Q for the six months ended June 30, 2019.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

General Plan of Operation

We are a licensed gaming operator (known as an “Operator”) in the regulated Italian leisure betting market holding an “online”, “retail” and “CED retail” Austria Bookmaker license through our Multigioco, Rifa and Ulisse subsidiaries, respectively. As an Operator, we are authorized to collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can play on online through PC’s situated at each venue, and (ii) through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.).

Additionally, we are a global gaming technology company (known as a “Provider”), which owns and operates a unique “distributed” architecture betting software colloquially named Elys Game Board (the “Platform”) through our Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology updating, servicing and operation with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel design is fully integrated with a built in player gaming account management, built-in sports book with what we believe is an industry-leading dynamic risk-management algorithm software and a virtual sports platform through our VG subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America which includes a head office situated in Toronto, Canada with sub-offices in Fort Lauderdale and Boca Raton, Florida through which our CEO and CFO handle day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

Although we operate in one business segment, the leisure gaming industry, our revenue is derived from two sources:

  Transaction revenue through our offering of leisure betting products to retail customers directly through our online distribution on websites or a betting shop or through third party agents that operate white-label websites and/or land-based retail venues; and
  SaaS based service revenue through providing our Platform and virtual sports products to betting operators.

Currently, transaction revenue generated through our subsidiaries Multigioco, Rifa and Ulisse, consist of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through our Multigioco, Rifa and Ulisse operations in Italy.

We believe that our Platform is considered one of the newest betting software in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the first and second quarter of 2019, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

This Management’s Discussion and Analysis includes a discussion of our operations for the quarter ended June 30, 2019, which reflects the operations of VG and Naos for the three months of the quarter ended June 2019 and for five months of the six month period ended June 30, 2019. The operations of VG and Naos are not included in the discussion for the three months and six months ended June 30, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months and six months ended June 30, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Highlights and Recent Developments

Acquisition of VG

As part of our multi-year business growth strategy, we expanded our operations in Europe by our acquisition of all of the issued and outstanding ordinary shares of VG and Naos. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our Board of Directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos).

VG is a Gaming Laboratories International (GLI) certified virtual sports and gaming software developer with a portfolio of products including greyhound and horse racing; league play football (i.e., soccer), keno; and American Roulette. In addition, VG’s platform allows for customization for country-specific  virtual sports products including applications in Latin American and African markets as well as unique U.S. tribal games tailored for the U.S. tribal gaming market.

VG’s operations have grown rapidly in the highly competitive virtual sports market from approximately 67,000 tickets in 2014 to over 20 million bet tickets traded in 2018. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Pursuant to the VG purchase agreement, on the closing date, in consideration for all the ordinary shares of VG and Naos we paid the sellers €4,000,000 (approximately $4,580,000 at a Euro – exchange rate of 1.143) as follows:

(i)	a cash payment of €108,000 (approximately $124,000);

(ii)	the issuance of shares of our common stock valued at €89,000 (approximately $102,000); and

(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) with the first such payment due and payable on the date that is one (1) month after the closing date; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

In addition, pursuant to the terms of the VG purchase agreement, we agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the 2019 fiscal year equal to an aggregate amount of €500,000 (approximately $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year.

As of June 30, 2019, we made cash payments to the VG former shareholders under the promissory note that we issued to them equal to €482,400 (approximately $545,000) and we have issued 1,245,070 shares (or €421,000 (approximately $475,320) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due to the vendors in cash was €2,017,600 (approximately $2,293,000) and €1,079,000 (approximately $1,226,500) in common shares of the company.

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee and Mississippi have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. Additional states including Maine, New Hampshire, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Michigan, Ohio and Maryland are considering active bills.

As part of our multi-year business growth strategy, we made significant investments in the second half of 2018 and first half of 2019 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements including the expansion of CEO responsibilities into regulatory and policy development functions, as well as establishing a centralized US-based headquarters. In the third quarter of 2018, we also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well as allocating a software development team at Odissea for coding and submission of our Platform for GLI-33 certification to Gaming Laboratories International (“GLI”) for the U.S. market.

Inflation

We do not believe that general price inflation will have a material effect on our business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our corporate expenditures are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro. Convertible debentures have also been issued in both U.S. dollars and Canadian dollars. Changes and fluctuations in the foreign exchange rate between the Euro and the U.S. dollar and the Canadian dollar and the U.S. dollar will have an effect on our results of operations.

Critical Accounting Policies and Estimates

Preparation of our unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying Notes.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018.

Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Turnover
Turnover web-based	$88,647,748	$55,025,859	$175,223,649	$101,091,758
Turnover land-based	10,617,656	45,013,592	61,017,220	89,507,552
Total Turnover	99,265,404	100,039,451	236,240,869	190,599,310

Winnings/Payouts
Winnings web-based	81,857,558	54,687,682	164,120,495	97,305,678
Winnings land-based	7,199,276	35,765,405	51,555,578	74,511,647
Total Winnings/payouts	89,056,834	90,453,087	215,676,073	171,817,325

Gross Gaming Revenues	10,208,570	9,586,364	20,564,796	18,781,985

Less: ADM Gaming Taxes	1,172,993	799,016	2,366,739	1,565,849
Net Gaming Revenues	9,035,577	8,787,348	18,198,057	17,216,136
Add: Commission Revenues	33,360	18,152	62,433	117,152
Add: Service Revenues	36,416	17,159	111,158	83,238
Total Revenues	$9,105,353	$8,822,659	$18,371,648	$17,416,526

The Company generated total revenues of $9,105,353 and $18,371,648 for the three and six months ended June 30, 2019, compared to revenues of $8,822,659 and $17,416,526  for the three and six months ended June 30, 2018, respectively.

The increase in revenues for the three months ended June 30, 2019 over the same period ended June 30, 2018 is attributed to the substantial increase in web-based turnover for the three and six months periods, as the Company pursues the global trend of web-based gaming, offset by the substantial decline in land based turnover due to the soccer world cup sporting event in 2018, the event occurs every four years.

Selling expenses

The Company incurred selling expenses of $7,038,797 and $14,446,503 for the three and six months ended June 30, 2019, compared to $5,826,243 and $11,903,600 for the three and six months ended June 30, 2018. Selling expenses are commissions paid to agents based on a percentage of Handle (Turnover), During the three and six months ended June 2019 our percentage of selling expenses to gross gaming revenues was approximately 70% compared to approximately 62% for the three and six months ended June 2018.

General and Administrative Expenses

The Company incurred $2,487,299 and $5,660,766 in general and administrative expenses during the three and six months ended June 30, 2019, compared to $2,056,275 and $4,115,728 in the three and six months ended June 30, 2018. The increase in general and administrative expenses was mostly as a result of an increase in payroll expenses, professional fees and gaming related conferences. These expenses have been curtailed with effect from May 2019.

(Loss) Income from Operations

The loss from operations of $(420,743) and $(1,735,621) for the three and six months ended June 30, 2019, respectively, compares to income from operations of $940,141 and $1,397,198. The loss from operations during the current fiscal year is directly attributable to higher commissions paid on turnover and the increase in general and administrative expenses discussed above.

Interest Expense, Net of Interest Income

Interest expense of $1,016,866 and $2,520,656 for the three and six months ended June 30, 2019, respectively compares to interest expense of $1,050,270 and $1,262,509 for the three and six months ended June 30, 2018. The increase in interest expense for the six month period is attributable to the convertible debenture funding which took place from February 2018 to June 2018, resulting in a significant increase in interest and debenture discount amortization during the three months ended June 30, 2018. The convertible debenture interest and amortization expense was incurred for the full six months during the current fiscal year.

Gain on Litigation Settlement.

The gain on litigation settlement for the six months ended June 30, 2018, related to the settlement of the Paymobile litigation matter. In connection with the settlement, the Company received 2,500,000 shares of Zoompass Holdings, Inc. and recorded a gain on litigation settlement of $516,120 in the first quarter of 2018.

Loss on Marketable Securities

The loss on marketable securities of $0 and $25,000 for the three and six months ended June 30, 2019, respectively, compares to the loss on marketable securities of $155,000 and $155,000 for the three and six months ended June 30, 2018. The loss on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

(Loss) Income Before Income Taxes

The loss before income taxes of $(1,465,827) and $(4,309,495) for the three and six months ended June 30, 2019, respectively, compares to the loss before income taxes of $(476,646) and the income before income taxes of $282,778 for the three and six months ended June 30, 2019. The increase in loss before income taxes is attributable to the increased selling expenses and increased general and administrative expenses discussed above.

Income Tax Provision

The income tax provision of $232,417 and $493,964 for the three and six months ended June 30, 2019, respectively, compares to the income tax provision of $512,406 and $757,442 for the three and six months ended June 30, 2018. The decrease in the income tax provision is attributable to lower income earned in one of our subsidiaries in the three and six months ended June 30, 2019 compared to June 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $1,698,244 and $4,803,459 for the three and six months ended June 30, 2019, respectively, compares to the net loss of $989,052 and $474,664 for the three and six months ended June 30, 2018. The increase in net loss is discussed above.

Comprehensive Loss

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

We recorded a foreign currency translation adjustment loss of $32,633 and $88,813 for the three and six months ended June 30, 2019, respectively, compared to a foreign currency translation adjustment loss of $98,355 and $162,873 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Assets

At June 30, 2019, we had a total of $24,943,974 in assets compared to $22,587,710 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets related to the acquisition of the Virtual Generation licenses acquired on January 31, 2019 in terms of the Securities Purchase agreement entered into as disclosed in Note 4 to the financial statements, offset by a reduction in cash balances and gaming accounts receivable.

Liabilities

At June 30, 2019, we had $18,462,561 in total liabilities and compared to total liabilities of $12,714,078 at December 31, 2018. The increase is attributable to the promissory note payable to related and non-related parties incurred on the acquisition of Virtual Generation Limited during January 2019 as discussed in Note 4 to the financial statements.

Working Capital

We had $5,228,797 in cash and cash equivalents at June 30, 2019 compared to $6,289,903 on December 31, 2018.

We had a working capital deficit of $10,991,063 at June 30, 2019, compared to a working capital deficit of $4,768,877 at December 31, 2018. The increase in the working capital deficit is due to the acquisition of Virtual Generation as disclosed in Note 4 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by primarily a short-term promissory note.

We currently maintain an operating line of credit for a maximum amount of €300,000 (approximately $340,000) for Multigioco and €50,000 (approximately $57,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain of our shareholders and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date. In addition, we maintain a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit.

We currently believe that our existing cash resources together with the revenue from operations that we expect to generate will be sufficient to meet our anticipated needs over the next twelve months from the date hereof. Historically, we have financed our operations through revenue generated from providing online and offline gaming products, services, and Platform services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of June 30, 2019, we had accumulated deficit of $17,812,354 compared to accumulated deficit of $13,008,894 at December 31, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $859,580 for the six months ended June 30, 2019, compared to cash provided by operating activities of $1,237,245 for the six months ended June 30, 2018. The increase in cash used in operating activities of $2,096,835 is primarily related to the increase in loss from operations of $4,328,795 offset by the movement in non-cash amortization of deferred costs of $2,037,892.

Cash Flows from Investing Activities

The net cash provided by investing activities for the six months ended June 30, 2019 was $87,555 compared to net cash used in investing activities of $4,426,851 for the six months ended June 30, 2018 that was attributed directly to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $359,660 compared to $3,673,614 of net cash provided by financing activities for the six months ended June 30, 2018. We raised funding through the issue of debentures in the prior year of $6,883,905 and repurchased common shares totaling $2,261,307 in the prior year. The common share repurchase was attributed to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

•	Promissory notes payable to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, a related party with principal and interest of approximately $450,559 that is due on demand.

•	a Promissory note to acquire VG for €3,803,000 that is payable in monthly instalments until January 2022. The amount due under this promissory note as of June 30, 2019 was approximately $3,519,722 (approximately €3,100,000 ), before debt discount of $311,977.

•	Convertible Debentures denominated in both US$ and CDN$ issued in the first and second quarter of 2018 that mature two years from the issue date. At June 30, 2019, we have outstanding a principal amount of $7,799,057 plus accrued interest of $865,428.

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

Related Party Transactions

Promissory Notes

The Company has three promissory notes entered into in 2015 and 2016 with Braydon Capital Corp., a related party, with an aggregate principal amount outstanding of $318,078. The promissory notes bear interest at 12% per annum and are due on demand. The amount outstanding under the promissory notes was $450,559 as of June 30, 2019.

In connection with the acquisition of VG on January 31, 2019, disclosed in Note 4 to the financial statements, the Company issued a non-interest bearing promissory note of €3,803,000 owing to both related parties and non-related parties, the balance to be settled as follows:

(a)	an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one month after the Closing Date; and

(b)	an aggregate of €1,411,000 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

The amount due under the VG promissory note is $3,519,723, before debt discount of $311,977 as at June 30, 2019.

Advances from Stockholders

Advances from stockholders represent non-interest-bearing loans that are due on demand.

The amount payable to stockholders as of June 30, 2019 was $48,508.

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and six months ended June 30, 2018, the Company paid management fees of $36,000 and $72,000 to Gold Street Capital Corp and no management fees during the three and six months ended June 30, 2019, respectively.

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

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is collected, recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.0 million and for the six month period ended June 30, 2019 we had a net loss of $4.8 million. As of December 31, 2018, and June 30, 2019 we had accumulated deficits of $13.0 million, and $17.8 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable and because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. Although we cannot assure that we will be able to maintain a profitable level of betting operations to meet normal business operating obligations, in recent years we have relied on issuance of debt and equity securities to grow our business such that we have generated sufficient revenue to maintain our existing level of operations and to continue moderate organic growth in the regulated Italian leisure betting market. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We expect to continue relying on our discretionary available cash and bank credit to fund our additional acquisitions or enter into new business opportunities that may not be available at reasonable terms, if at all.

We have recently initiated an ambitious investment strategy including taking steps to enter the U.S. market which has led to an increase in some recurring and a number of non-recurring expenses. Our ability to execute our growth plan is dependent upon our ability to generate profits from operations in the future, bank credit facilities and/or our ability to obtain the additional necessary bank financing required and to fund our ambitious investment strategy if such financing is available on reasonable terms, if at all.

The exercise or conversion of currently outstanding securities would dilute current holders of our common stock.

If all of the holders of our outstanding convertible debentures and warrants converted or exercised their securities, we would be obligated to issue 30,374,276 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, we issued 1,967,760 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 4 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the six months ended June 30, 2019, we issued an aggregate of 1,772,908 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

On April 22, 2019, we issued an aggregate of 89,857 shares of common stock to certain convertible debenture holders as an incentive for them to transfer the convertible debentures to another investor. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1 10.2 31.1

Independent Contractor Agreement with Mark Korb dated July 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2019 (File number 000-50045))

Amendment to Employment Agreement dated July 5, 2015 with Michele Ciavarella (incorporated by reference to the Company’s Current Report on Form 8-K dated July 9, 2019 (File umber 000-50045))

Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 16, 2019	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)