Form 10-Q
period 2019-09-30
Newgioco Group, Inc.
filed 2019-11-14
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

+39-391-306-4134

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 13, 2019, the registrant had 85,786,382 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Current Assets
Cash and cash equivalents	$4,910,994	$6,289,903
Accounts receivable	104,731	10,082
Gaming accounts receivable	1,446,058	1,021,052
Prepaid expenses	197,953	124,712
Related party receivable	849	49,914
Other current assets	182,864	55,700
Total Current Assets	6,843,449	7,551,363

Noncurrent Assets
Restricted cash	1,404,978	1,560,539
Property, plant and equipment	324,227	354,799
Intangible assets	16,132,375	12,583,457
Goodwill	266,920	262,552
Other assets	10,907	-
Investment in non-consolidated entities	375,000	275,000
Total Noncurrent Assets	18,514,407	15,036,347
Total Assets	$25,357,856	$22,587,710

Current Liabilities
Line of credit - bank	$1,000,000	$750,000
Accounts payable and accrued liabilities	4,080,575	4,603,608
Gaming accounts payable	2,578,116	1,489,444
Taxes payable	645,591	1,056,430
Advances from stockholders	8,019	39,237
Convertible Debenture, net of discount of $1,755,287 and $4,587,228, respectively	6,376,410	3,942,523
Notes payable, net of discount of $120,853 and $0	1,397,815	—
Notes payable – related party, net of discount of $80,569 and $0	984,811	318,078
Bank loan payable – current portion	119,195	120,920
Total Current Liabilities	17,190,532	12,320,240

Notes payable, net of discount of $27,506 and $0	244,728	—
Notes payable – related party, net of discount of $18,338 and $0	163,152	—
Bank loan payable	124,670	225,131
Other long-term liabilities	204,100	168,707
Total non-current liabilities	736,650	393,838
Total Liabilities	17,927,182	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 84,116,877 and 75,540,298 shares issued and outstanding as of September 30, 2019 and December 31, 2018	8,412	7,555
Additional paid-in capital	27,213,399	23,956,309
Accumulated other comprehensive income	(1,382,160)	(1,081,338)
Accumulated deficit	(18,408,977)	(13,008,894)
Total Stockholders' Equity	7,430,674	9,873,632
Total Liabilities and Stockholders’ Equity	$25,357,856	$22,587,710

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$6,755,845	$7,823,286	$25,127,494	$25,239,812

Costs and Expenses
Selling expenses	3,156,446	5,314,436	17,602,950	17,218,036
General and administrative expenses	3,259,195	2,897,835	8,919,962	7,013,563
Total Costs and Expenses	6,415,641	8,212,271	26,522,912	24,231,599

Income (Loss) from Operations	340,204	(388,985)	(1,395,418)	1,008,213

Other (Expenses) Income
Other income	32,864	—	40,589	—
Interest expense, net of interest income	(1,092,887)	(329,618)	(3,613,543)	(1,592,127)
Imputed interest on related party advances	—	(753)	—	(761)
Gain on litigation settlement	—	—	—	516,120
Loss on debt modification	—	—	—	(212,270)
Gain on settlement of liabilities	282,101	—	246,158	—
Gain (Loss) on marketable securities	125,000	(2,500)	150,000	(157,000)
Total Other (Expenses) Income	(652,922)	(332,118)	(3,226,796)	(1,446,538)

Loss Before Income Taxes	(312,718)	(721,103)	(4,622,214)	(438,325)
Income tax provision	(283,905)	(83,356)	(777,869)	(840,798)
Net Loss	(596,623)	(804,459)	(5,400,083)	(1,279,123)

Other Comprehensive Loss
Foreign currency translation adjustment	(212,009)	(490,914)	(300,822)	(653,788)

Comprehensive Loss	$(808,633)	$(1,294,373)	$(5,700,905)	$(1,932,911)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.07)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	81,935,964	74,540,298	79,403,039	75,178,017

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders' Equity

Three months and Nine months ended September 30, 2019 and September 30, 2018

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	75,540,298	$7,555	$23,956,309	$(1,081,338)	$(13,008,894)	$9,873,632
Common stock issued on conversion of convertible debentures	2,300,487	230	919,594	—	—	919,824
Common stock issued for the purchase of subsidiaries	522,380	52	196,731	—	—	196,783
Foreign currency translation adjustment	—	—	—	(56,180)	—	(56,180
Net loss	—	—	—	—	(3,105,216)	(3,105,216)
Balance at March 31, 2019	78,363,165	7,837	25,072,634	(1,137,518)	(16,114,110)	7,828,843
Common stock issued on conversion of convertible debentures	262,278	26	104,885	—	—	104,911
Common stock issued for the purchase of subsidiaries	722,690	72	278,464	—	—	278,536
Foreign currency translation adjustment	—	—	—	(32,633)	—	(32,633
Net loss	—	—	—	—	(1,698,244)	(1,698,244)
Balance at June 30, 2019	79,348,133	$7,935	$25,455,983	$(1,170,151)	$(17,812,354)	$6,481,413
Common stock issued on conversion of convertible debentures	1,657,772	166	662,943	—	—	663,109
Common stock issued for the purchase of subsidiaries	833,210	83	276,857	—	—	276,940
Common stock issued to settle liabilities	2,277,762	228	728,656	—	—	728,884
Stock based compensation	—	—	88,960			88,960
Foreign currency translation adjustment	—	—	—	(212,009)	—	(212,009)
Net loss					(596,623)	(596,623)
Balance at September 30, 2019	84,116,877	$8,412	$27,213,399	$(1,382,160)	$(18,408,977)	$7,430,674

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders' Equity

Three months and Nine months ended September 30, 2019 and September 30, 2018

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	74,143,590	$7,415	$14,254,582	$(250,327)	$(9,897,620)	$4,114,050
Cumulative effect of early adoption of ASU 2017-11	—	—	287,881	—	(64,966)	222,915
Restated balance at December 312, 2017	74,143,590	7,415	14,542,463	(250,327)	(9,962,586)	4,336,965
Imputed interest on stockholder advances	—	—	1,251	—	—	1,251
Common stock issued with debentures	111,000	11	55,489	—	—	55,500
Beneficial conversion feature of convertible debentures	—	—	91,017	—	—	91,017
Foreign currency translation adjustment	—	—	—	(64,518)	—	(64,518)
Net income	—	—	—	—	768,677	768,677
Balance at March 31, 2018, as previously reported	74,254,590	7,426	14,402,339	(314,845)	(9,128,943)	4,965,977
Opening balance cumulative effect of early adoption of ASU2017-11	—	—	287,881	—	(64,966)	222,915
ASU 2017-11 adjustments to common stock issued debentures	—	—	(10,853)	—	—	(10,853)
ASU 2017-11 elimination of derivative liability movement	—	—	—	—	(254,289)	(254,289)
ASU 2017-11 adjustments to the beneficial conversion feature of debentures	—	—	(6,780)	—	—	(6,780)

Adjusted Balance at March 31, 2018	74,254,590	$7,426	$14,672,587	$(314,845)	$(9,448,198)	$4,916,970
Common stock issued with debentures	1,720,220	172	1,770,025	—	—	1,770,197
Common stock retired on acquisition of Multigioco	(2,040,000)	(204)	(2,260,770)	—	—	(2,260,974)
Common stock issued net of stock retired on acquisition of Ulisse	1,404,400	140	5,587,534	—	—	5,587,674
Foreign currency translation adjustment	—	—	—	(98,355)	—	(98,355)
Net loss	—	—	—	—	(6,487,928)	(6,487,928)
Balance at June 30, 2018, as previously reported	75,339,210	7,534	19,499,128	(413,200)	(15,616,871)	3,476,591
Opening balance cumulative effect of early adoption of ASU2017-11	—	—	287,881	—	(64,966)	222,915
ASU 2017-11 adjustments to common stock issued with debentures	—	—	(1,243,211)	—	—	(1,243,211)
ASU 2017-11 elimination of derivative liability movement	—	—	—	—	5,244,587	5,244,587
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,494,552	—	—	2,494,552
Fair value of warrants issued	—	—	2,951,429	—	—	2,951,429

Balance at June 30, 2018	75,339,210	$7,534	$23,989,779	$(413,200)	$(10,437,250)	$13,146,863
Imputed interest on stockholder advances	—	—	584	—	—	584
Foreign currency translation adjustment	—	—	—	(490,914)	—	(490,914)
Net loss	—	—	—	—	(804,459)	(804,459)
Balance at September 30, 2018	75,339,210	$7,534	$23,990,363	$(904,114)	$(11,241,709)	$11,852,074

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
Cash Flows from Operating Activities	2019	2018
Net loss	$(5,400,083)	$(1,279,123)
Adjustments to reconcile net loss to net cash (Used in) Provided by operating activities
Depreciation and amortization	485,351	500,391
Amortization of deferred costs	2,974,439	58,188
Stock based compensation charge	88,960	—
Non-cash interest	598,656	1,193,434
Loss on debt modification	—	217,140
Gain on settlement of liabilities	(190,610)	—
Gain on debt conversion	(46,426)	—
Imputed interest on advances from stockholders	—	1,514
Unrealized (gain) loss on trading securities	(100,000)	157,500
Recovery of assets	—	(516,120)
Bad debt expense	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(69,957)	(180,651)
Accounts payable and accrued liabilities	643,411	1,776,266
Accounts receivable	(50,218)	98,823
Gaming accounts receivable	(487,330)	(108,033)
Gaming accounts liabilities	1,626,021	(242,907)
Taxes payable	(372,275)	(547,618)
Other current assets	(101,594)	(94,764)
Other assets	(11,239)
Long term liability	(387,523)	72,480
Net Cash (Used in) Provided by Operating Activities	(800,417)	1,112,874
Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(114,821)	(4,487,456)
Decrease (increase) in restricted cash	133,197	(980,427)
Cash received on acquisition of Virtual Generation	46,435	—
Net Cash Provided by (Used in) Investing Activities	64,811	(5,467,883)
Cash Flows from Financing Activities
Proceeds from bank credit line	250,000	500,000
Repayment of bank credit line	—	(177,060)
Repayment of bank loan	(88,567)	(93,532)
Proceeds from convertible debentures and promissory notes, net of repayment	—	6,883,906
Repayment of promissory notes, related party	(213,317)
Repayment of promissory notes	(399,901)
Loan to related party	(11,975)	(190,509)
Purchase of treasury stock	—	(2,261,307)
Advances from stockholders, net of repayment	14,227	(406,142)
Net Cash (Used in) Provided by Financing Activities	(449,533)	4,255,356
Effect of change in exchange rate	(193,770)	(561,516)
Net (decrease) increase in cash	(1,378,909)	(661,169)
Cash – beginning of the period	6,289,903	6,469,858
Cash – end of the period	$4,910,994	5,808,689
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$40,448	20,321
Income tax	$1,188,707	1,593,645
Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of intangible assets	$—	$5,588,008
Common shares issued with debt	$—	$582,486
Discount due to warrants issued with debt	$—	$2,307,569
Discount due to beneficial conversion feature	$—	$2,585,569
Discount due to broker warrants issued with debt	$—	$643,860
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	—	$222,915
Common shares issued with conversion of debentures	$768,020	$—
Common shares issued with purchase of Virtual Generation	$549,248	$—
Common shares issued to settle liabilities	$728,884	—

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Nature of Business

Nature of Business

Established in the state of Delaware in 1998, Newgioco Group, Inc. (“Newgioco Group” or the “Company”) is an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. The Company is a licensed gaming operator in the regulated Italian leisure betting market offering gaming services, including a variety of lottery, casino gaming and sports betting products through two distribution channels: an online channel and a land-based retail channel. Additionally, the Company is a global gaming technology company (known as a “Provider”), which owns and operates a betting software designed with a unique “distributed model” (“shop-client”) software architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology updating, servicing and operation with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system and sports book.

The Company’s subsidiaries include: Multigioco Srl (“Multigioco”), acquired on August 15, 2014, Rifa Srl (“Rifa”), acquired on January 1, 2015, and Ulisse GmbH (“Ulisse”) and Odissea Betriebsinformatik Beratung GmbH (“Odissea”) which were both acquired on July 1, 2016, Virtual Generation Limited (“VG”) and Naos Holding Limited, acquired on January 30, 2019 and two non-operating subsidiaries Newgioco Group, Inc. based in Canada and Elys Technology Group Limited based in Malta.

The Company operates in one line of business that provides certified betting Platform software services to and the operating of leisure betting establishments situated throughout Italy and in 11 other countries. The Company’s operations are carried out through the following three geographically organized groups :

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with sub offices for operations administration in Naples and Teramo, Italy and Valetta, Malta;
b)	a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and
c)	a corporate group which is based in North America and operates out of our principal executive offices in Toronto, Canada and sub offices in Fort Lauderdale and Boca Raton, Florida through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various independent contractors and vendors are engaged.

2.	Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Company	Country of Incorporation	Percentage owned %

Newgioco Group, Inc.	United States – Delaware	Parent
Newgioco Group, Inc (Canada)	Canada	100
Ulisse GmbH	Austria	100
Odissea Betriebsinformatik Beratung GMBH	Austria	100
Multigioco Srl.	Italy	100
Rifa Srl.	Italy	100
Virtual Generation Limited	Malta	100
Naos Holding Limited	Malta	100
Elys Technology Group Limited	Malta	100

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

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Loss Contingencies

The Company may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using the Company’s website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is possible, and a range of the loss can be reasonably estimated, it discloses the range of the possible loss in the Notes to the Consolidated Financial Statements.

The Company evaluates, on a monthly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company’s estimates and assumptions change or prove to have been incorrect, it could have a material impact on its business, consolidated financial position, results of operations, or cash flows.

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

As a result of the adoption of ASU 2017-11 in the third quarter of 2018, the Company has no derivative financials instruments classified as a liability at September 30, 2019 and December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded bad debt expense $0 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $0 bad debt expense for the nine months ended September 30, 2019 and 2018, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and nine months ended September 30, 2019 or September 30, 2018. $4,593 of goodwill was recorded as part of an acquisition during the nine months ended September 30, 2019.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted ASC Topic 606 on January 1, 2018 and has determined that the standard does not have a material impact on the nature and timing of revenues recognized.

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

Recent Accounting Pronouncements Not Yet Adopted (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently not in compliance with ASU 2016-02 as it is continuing its evaluation of the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

The Company adopted ASU 2017-11 (“ASU 2017-11”) – Accounting for certain convertible debentures and warrants with down round features, in the prior year.

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

During the three and nine months ended September 30, 2018, the Company issued convertible debenture units to investors amounting to $3,268,000 and CDN$7,162,000 (approximately $6,502,000). Each unit consisting of a convertible debenture, common shares of stock and a warrant, refer to Note 9 below.

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

The Company eliminated the derivative liability of $12,494,727 reflected on the consolidated balance sheet as of September 30, 2018 and the net derivative liability movements through the consolidated statements of comprehensive loss of $5,498,876 and $5,244,587 for the three and nine months ended September 30, 2018 and the net derivative liability movement of $5,244,587 from the statement of cash flows for the nine months ended September 30, 2018.

The Company had originally calculated the mark-to-market derivative liability on the grant date of the warrants and brokers warrants and the convertible debentures as an additional charge of $23,513,240 and reflected this loss together with the loss realized on the modification of certain convertible debentures and warrants of $212,270 as a loss on debt issuance. The $23,513,240 related to the mark-to-market derivative liability movement at the grant date was reclassified as a mark-to-market movement in derivative liabilities for the three months and nine months ended September 30, 2018, with a net loss on debt modification of $212,270.

The reconciliation of the unaudited consolidated statement of comprehensive loss for the three months ended September 30, 2018 is as follows:

	As Previously reported	Effect of adoption of ASU 2017-11	As Reclassified

Revenue	$7,823,286	$—	$7,823,286

Costs and Expenses
Selling expenses	5,314,436	—	5,314,436
General and administrative expenses	2,897,835	—	2,897,835
Total Costs and Expenses	8,212,271	—	8,212,271

Income from Operations	(388,985)	—	(388,985)

Other (Expenses) Income
Interest expense, net of interest income	(329,618)	—	(329,618)
Changes in fair value of derivative liabilities	5,244,587	(5,244,587)	—
Imputed interest on related party advances	—	—	—
Gain on litigation settlement	—	—	—
Loss on issuance of debt	—	—	—
Loss on debt modification	—	—	—
Loss on Marketable Securities	(2,500)	—	(2,500)
Total Other (Expenses) Income	4,912,469	(5,244,587)	(332,118)

Income (Loss) Before Income Taxes	4,523,484	(5,244,587)	(721,103)
Income tax provision	(83,356)	—	(83,356)
Net Income (Loss)	4,440,128	(5,244,587)	(804,459)

Other Comprehensive Loss
Foreign currency translation adjustment	(490,915)	—	(490,915)

Comprehensive Income (Loss)	$3,949,213	$(5,244,587)	$(1,295,374)

Loss per common share – basic and diluted	$0.06	$(0.07)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	74,540,298	74,540,298	74,540,298

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

Virtual Generation Limited (“VG”) Acquisition

On January 30, 2019, the Company entered into a Share Exchange Agreement (“VG SPA”), with the shareholders of Virtual Generation (“VG”) organized under the laws of Republic of Malta (the “Sellers”) and acquired all of the issued and outstanding ordinary shares of VG., together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owned 3,999 of the 4,000 issued and outstanding ordinary shares of VG. VG owns and has developed a virtual gaming software platform. Pursuant to the agreement, the Company issued 522,380 shares of common stock in consideration for 100% of the issued and outstanding shares of VG.

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

Restricted cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations. In addition, the Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 8.

6.	Intangible Assets

Intangible assets consist of the following:

Description	September 30, 2019	December 31, 2018

Betting Platform Software	$1,685,371	$1,685,371
Ulisse Bookmaker License	9,724,244	9,724,244
Multigioco and Rifa ADM Licenses	970,422	970,422
Virtual Generation Licenses	4,000,000	—
Location contracts	1,000,000	1,000,000
Customer relationships	870,927	870,927
Trademarks/names	110,000	110,000
Websites	40,000	40,000
	18,400,964	14,400,964
Accumulated amortization	(2,268,589)	(1,817,507)
	$16,132,375	$12,583,457

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

The Company recorded $129,442 and $112,368 in amortization expense for the three months ended September 30, 2019 and 2018, respectively, and $386,125 and $337,120 for the nine months ended September 30, 2019 and 2018, respectively.

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

On September 30, 2019, the shares of Zoompass were last quoted at $0.15 per share on the OTC market, resulting in an unrealized gain recorded to earnings related to these securities of $125,000 and $100,000 for the three and nine months ended September 30, 2019, respectively.

8.	Line of Credit - Bank

The Company currently maintains an operating line of credit for a maximum amount of €300 ,000 (approximately $327,000) for Multigioco and €50,000 (approximately $54,500) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

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

The May 31, 2018 Warrants are exercisable at an exercise price of $0.50 per share and expire on May 31, 2020.

The warrants issued in terms of the convertible debenture agreements were valued using a Black Scholes valuation model and recorded as a discount to the convertible debentures amortized over the expected life of the convertible debentures.

As of September 30, 2019 and December 31, 2018, the Company has outstanding, US Dollar convertible debentures of $2,478,000 and $3,268,000, respectively and Canadian Dollar denominated Convertible debentures of CDN$6,191,165 and CDN$6,801,165, respectively.

During the nine months ended September 30, 2019, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN$610,000, including interest thereon of CDN$49,131and investors in US Dollar convertible debentures converted the aggregate principal amount of $790,000, including interest thereon of $74,472, into 3,520,537 shares of common stock.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Convertible Debentures (continued)

The Aggregate convertible debentures outstanding consists of the following:

Description	September 30, 2019

Principal Outstanding
Opening balance	$8,529,021
Conversion to equity	(1,516,169)
Foreign exchange movements	140,594
7,153,446
Accrued Interest
Opening balance	528,141
Interest expense	572,826
Conversion to equity	(126,443)
Foreign exchange movements	3,727
978,251
Debenture Discount
Opening balance	(4,588,215)
Amortization	2,832,928
(1,755,287)
Convertible Debentures, net	$6,376,410

10.	Notes Payable

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

The future payments on the promissory note were discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Notes Payable (continued)

The movement on notes payable consists of the following:

Description	September 30, 2019
Principal Outstanding
Promissory note due to non-related parties	$2,745,811
Settled by the issuance of common shares	(451,356)
Repayment in cash	(399,865)
Foreign exchange movements	(103,687)
1,790,903
Present value discount on future payments
Present value discount	(242,089)
Amortization	84,906
Foreign exchange movements	8,823
(148,360)
Notes payable, net	$1,642,543

Disclosed as follows:
Current liability	$1,397,815
Long term liability	244,728
Notes payable, net	$1,642,543

11.	Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately $545,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above the Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of €9,760 began in January 2017.

The Company made payments of €87,840 (approximately $98,700) for the nine months ended September 30, 2019 which included principal of approximately €78,802 (approximately $88,566) and interest of €9,038 approximately $10,150) for the nine months ended September 30, 2019.

12.	Other Long-term Liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

13.	Related Parties

Notes Payable – Related Party

The Company had three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bore interest at 12% per annum and were due on demand.

On September 4, 2019, in terms of an agreement entered into with the note holder, the promissory notes amounting to $318,078 together with interest thereon of $139,383, totaling $457,461 were exchanged for 1,143,652 shares of common stock.

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

Notes Payable – Related Party (continued)

The future payments on the promissory note were discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

The movement on notes payable consists of the following:

Description	September 30, 2019

Principal Outstanding
Opening balance	$318,078
Promissory note due to non-related parties	1,830,541
Settled by the issuance of common shares	(618,982)
Repayment in cash	(213,353)
Foreign exchange movements	(69,414)
1,246,870
Accrued Interest
Opening balance	113,553
Interest expense	25,830
Settled by the issuance of common shares	(139,383)
-
Present value discount on future payments
Present value discount	(161,393)
Amortization	56,604
Foreign exchange movements	5,882
(98,907)
Notes payable – Related Party, net	$1,147,963

Disclosed as follows:
Current liability	$984,811
Long term liability	163,152
Notes payable – Related Party, net	$1,147,963

Advances from Stockholders

Advances from stockholders represent non-interest-bearing loans that are due on demand.

Advances from stockholders are as follows:

	September 30, 2019	December 31, 2018

Gold Street Capital Corp.	$8,019	$39,237

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. During the three and nine months ended September 30, 2018, the Company paid management fees of $36,000 and $72,000 to Gold Street Capital Corp and no management fees during the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2018, the Company paid management fees of approximately $6,000 to our VP Technology and director Luca Pasquini.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Stockholders’ Equity

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation Limited, as disclosed in Note 4 above.

•	On January 31, 2019, 259,600 shares of common stock valued at $101,763;
•	On March 1, 2019, 262,780 shares of common stock valued at $101,249;
•	On April 1, 2019, 239,800 shares of common stock valued at $86,328;
•	On May 1, 2019, 264,840 shares of common stock valued at $93,018;
•	On June 1, 2019, 218,050 shares of common stock valued at $92,961;
•	On July 1, 2019, 286,010 shares of common stock valued at $93,875;
•	On August 1, 2019, 280,380 shares of common stock valued at $91,810;
•	On September 1, 2019, 266,820 shares of common stock valued at $91,255.

For the nine months ended September 30, 2019, the Company issued a total of 3,520,537 shares of common stock, valued at $768,020, upon the conversion of convertible debentures into equity (Note 9).

On April 22, 2019, the Company issued 112,665 shares of common stock, valued at $45,066, to certain convertible debenture holders as an incentive for them to transfer their convertible debentures to another investor.

Between September 4, 2019 and September 17, 2019, the Company issued 2,277,762 shares of common stock, valued at $728,884 in settlement of promissory notes amounting to $457,461 and other liabilities amounting to $553,525.

15.	Warrants

In connection with the private placement agreements entered into with accredited investors in the first and second quarters of 2018, for each $1,000 debenture unit the Company issued two-year warrants to purchase up to 1,082.25 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 832.50 shares of the Company’s common stock at an exercise price of $0.50 per share.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2018	612,528	$0.54	$0.54
Granted	8,767,064	0.50	0.50
Forfeited/cancelled	(216,000)	0.63	(0.63)
Exercised	(326,088)	0.58	0.58
Expired	(124,440)	0.58	0.58
Outstanding December 31, 2018	8,713,064	$0.50	0.50
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2019	8,713,064	$0.50	$0.50

The following tables summarize information about warrants outstanding as of September 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.50	8,713,064	0.90	$0.50	8,713,064	$0.50

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

16.	Stock options

In September 2018, the Company’s stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 9,200,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, the Company issued an aggregate of 762,500 options to purchase common stock, of which options to purchase 200,000 shares of common stock were issued to its Chief Financial Officer, options to purchase 315,000 shares of common stock were issued to its Chief Executive Officer and options to purchase 247,500 shares of common stock were issued to directors. During August 2019, the Company issued an aggregate of 1,200,000 options to purchase shares of common stock of which options to purchase 200,000 shares of common stock were issued to each of Michele Ciavarella, its Chief Executive Officer, Alessandro Marcelli, its Vice President of Operations, Luca Pasquini, its Vice President of Technology, Gabriele Peroni, its Vice President Business Development, Franco Salvagni, its Vice President of Land-based Operations and Beniamino Gianfelici, its Vice President Regulatory Affairs As of September 10, 2019, there was an aggregate of 1,962,500 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 7,237,500 reserved for future grants.

The options awarded during the three and nine months ended September 30, 2019 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Nine months ended September 30, 2019
Exercise price	$0.34 to 0.37
Risk free interest rate	1.50 to 2.04%
Expected life of options	7 to 10 years
Expected volatility of underlying stock	237.4 to 247.9%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Granted	1,962,500	$0.34 to $0.37	$0.35
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2019	1,962,500	$0.34 to $0.37	$0.35

The following tables summarize information about stock options outstanding as of September 30, 2019:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$0.34	200,000	6.75		-
$0.35	1,175,000	9.92		25,000
$0.37	562,500	9.77		146.250
	1,962,500	9.55	$0.35	171,250	$0.37

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2019 was $701,957 ($0.36 per share). As of September 30, 2019, there were unvested options to purchase 1,791,250 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $612,997 which is expected to be recognized over a period of 45 months.

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

17.	Revenues

The following table represents disaggregated revenues from our gaming operations for the three and nine months ended September 30, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Turnover
Turnover web-based	$46,455,077	$52,062,617	$221,678,726	$153,154,375
Turnover land-based	69,454,078	35,807,178	130,471,298	125,314,730
Total Turnover	115,909,155	87,869,795	352,150,024	278,469,105

Winnings/Payouts
Winnings web-based	46,114,283	47,299,439	210,234,778	144,605,117
Winnings land-based	62,107,751	31,993,069	113,663,329	106,504,717
Total Winnings/payouts	108,222,034	79,292,508	323,898,107	251,109,834

Gross Gaming Revenues	7,687,121	8,577,287	28,251,917	27,359,271

Less: ADM Gaming Taxes	1,097,725	803,407	3,464,464	2,369,256
Net Gaming Revenues	6,589,396	7,773,880	24,787,453	24,990,015
Add: Commission Revenues	75,199	5,964	137,631	123,117
Add: Service Revenues	91,250	43,442	202,410	126,680
Total Revenues	$6,755,845	$7,823,286	$25,127,494	$25,239,812

18.	Net Loss per Common Share

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

For the three months and nine months ended September 30, 2019 and 2018, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and Nine Months ended September 30, 2019	Three and Nine Months ended September 30, 2018

Options	1,962,500	—
Warrants	8,713,064	8,713,064
Convertible debentures	20,329,244	22,854,109
	31,004,808	31,567,173

NEWGIOCO GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

19.	Subsequent Events

Subsequent to the period covered by this report, the principal amount of $100,000 and CDN $1,193,965 (approximately $898,340) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into approximately 2,951,935 shares of common stock.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10-Q for the nine months ended September 30, 2019.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

We are a licensed gaming Operator in the regulated Italian leisure betting market holding an “online”, “retail” and “CED retail” Austria Bookmaker license through our Multigioco, Rifa and Ulisse subsidiaries, respectively. As an Operator, we collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can play online through PC’s situated at each venue, and (ii) through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.).

Additionally, we are a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”) through our Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology updating, servicing and operation with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our VG subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America, which includes a head office situated in Toronto, Canada with sub-offices in Fort Lauderdale and Boca Raton, Florida through which our CEO and CFO handle corporate duties, day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

Although we operate in one business segment, the leisure gaming industry, our revenue is derived from two sources:

1.	Transaction revenue through our offering of leisure betting products to retail customers directly through our online distribution on websites or a betting shop or through third party agents that operate white-label websites and/or land-based retail venues; and

2.	SaaS based service revenue through providing our Platform and virtual sports products to betting operators.

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

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the first and second quarter of 2019, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

This Management’s Discussion and Analysis includes a discussion of our operations for the quarter ended September 30, 2019, which reflects the operations of VG and Naos for the three months of the quarter ended September 2019 and for eight months of the nine month period ended September 30, 2019. The operations of VG and Naos are not included in the discussion for the three months and nine months ended September 30, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months and nine months ended September 30, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Highlights and Recent Developments

Acquisition of VG

In January 2019, we expanded our operations in Europe with our acquisition of all of the issued and outstanding ordinary shares of VG and Naos. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our Board of Directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 20% each of the issued and outstanding shares of Naos.

VG is a Gaming Laboratories International (GLI) certified virtual sports and gaming software developer with a portfolio of products including greyhound and horse racing; league play football (i.e., soccer), keno; and American Roulette.

VG’s operations have grown rapidly in the highly competitive virtual sports market from approximately 67,000 tickets in 2014 to approximately 16 million bet tickets traded in 2018. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Pursuant to the VG purchase agreement we paid the sellers €4,000,000 (approximately $4,580,000 at a Euro – exchange rate of 1.143) as follows:

(i)	a cash payment of €108,000 (approximately $124,000);

(ii)	the issuance of shares of our common stock valued at €89,000 (approximately $102,000); and

(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) with the first such payment due and payable in February 2019; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

In addition, pursuant to the terms of the VG purchase agreement, we agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the 2019 fiscal year such number of shares as shall equal to an aggregate amount of €500,000 (approximately $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year.

As of September 30, 2019, we made cash payments to the VG former shareholders under the promissory note that we issued to them equal to €544,800 (approximately $613,218) and we have issued 1,531,080 shares (or €670,000 (approximately $752,260) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due to the vendors in cash was €1,955,200 (approximately $2,132,505) and €830,000 (approximately $905,267) to be paid in a number of shares of our common stock as determined by the average of the closing prices of such shares on the last ten trading days immediately preceding the payment dates.

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, Mississippi, New Hampshire, Colorado and the District of Columbia have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. Additional states including Maine, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Michigan, Ohio and Maryland are considering active bills.

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a Software as a Service (SaaS) basis to several potential independent commercial and tribal casino and gaming operators throughout the United States following a 2018 U.S. Supreme Court decision. We have analyzed the technical specifications checklist supplied by GLI to verify that coding in our software meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for testing by the end of 2019. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate, we expect to be well-positioned to commence processing sports bets in the U.S. on a SaaS basis through our Platform.

As part of our multi-year business growth strategy, we made significant investments for expansion into new markets outside of Italy, including preparation of the platform for the GLI-33 certification, professional services, trade show marketing and brand promotion in the second half of 2018 and first half of 2019 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements including the expansion of CEO responsibilities into regulatory and policy development functions, as well as establishing a centralized US-based headquarters. In the third quarter of 2018, we also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well as allocating a software development team at Odissea for coding and submission of our Platform for GLI-33 certification to Gaming Laboratories International (“GLI”) for the U.S. market.

In March 2019, we entered into a five-year agreement with Fleetwood Gaming, Inc. for the exclusive rights to distribute our Platform at select non-tribal locations such as sports bars and taverns in the state of Montana. The multi-year agreement is expected to allow Fleetwood to install our Platform throughout Fleetwood's distribution network in Montana.

In April 2019, we entered into a five-year agreement with the Chippewa Cree Tribe in Box Elder, Montana to install our Platform at the Northern Winz Casino. In this regard, in September 2019, we transacted the first legal Class 1 real-money bet on Indian Horse Relay Racing in the U.S. Class 1 betting represents traditional Indian events or games that are not classed as mainstream sports bets.

In October 2019, we engaged experienced U.S. bookmaker Kevin Slicker to lead the development of our U.S. designed betting platform and products and also entered into multi-year agreements with Handle 19, Inc. and Grand Central, LLC, two retail sports bar operators in Washington, DC to provide sports betting products and services in their establishments upon the completion of their licensing process which has not been completed as of the date of this Quarterly Report on Form 10-Q.

The commencement of betting transactions in Montana and Washington, DC are subject to obtaining the required certification, licensing and approvals from the Gambling Control Division of the Montana Department of Justice and the District of Columbia Office of the Lottery and Charitable Games, respectively, which has not been determined as of the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018.

The comparisons below include a discussion of our operations for the quarter ended September 30, 2019, which reflects the operations of VG and Naos for the three months of the quarter ended September 30, 2019 and for eight months of the nine month period ended September 30, 2019. The operations of VG and Naos are not included in the comparisons for the three months and nine months ended September 30, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months and nine months ended September 30, 2019 and 2018, are not comparable.

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended September 30, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	September 30, 2019	September 30, 2018	Increase/ (decrease)	Percentage change
Turnover
Turnover web-based	$46,455,077	$52,062,617	$(5,607,540)	(10.8)%
Turnover land-based	69,454,078	35,807,178	33,646,900	94.0%
Total Turnover	115,909,155	87,869,795	28,039,360	31.9%

Winnings/Payouts
Winnings web-based	46,114,283	47,299,439	(1,185,156)	(2.5)%
Winnings land-based	62,107,751	31,993,069	30,114,682	94.1%
Total Winnings/payouts	108,222,034	79,292,508	28,929,542	36.5%

Gross Gaming Revenues	7,687,121	8,577,287	(890,166)	(10.4)%

Less: ADM Gaming Taxes	1,097,725	803,407	294,318	36.6%
Net Gaming Revenues	6,589,396	7,773,880	(1,184,484)	(15.2)%
Add: Commission Revenues	75,199	5,964	69,235	1,160.9%
Add: Service Revenues	91,150	43,442	47,708	109.8%
Total Revenues	$6,755,845	$7,823,286	1,067,441	(13.6)%

The Company generated total revenues of $6,755,845 and $7,823,286 the three months ended September 30, 2019 and 2018, respectively, a decrease of $1,067,441 or 13.6%.

The change in total sales channel revenues is primarily due to the following:

Web-based turnover decreased by $5,607,540 or 10.8%. This is primarily due to web-based betting on the soccer world cup which took place in the prior period. The Soccer world cup takes place every 4 years. The Soccer world cup was profitable to the business as the ratio of payouts to turnover was 90.9% as compared to 99.3% during the current period. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

The decrease in web-based turnover was offset by an increase in land-based turnover by $33,646,900 or 94.0%. We have focused our efforts on growing our land based business aggressively during the current year. The payout ratio has remained relatively consistent, from 89.3% in the prior period to 89.4% during the current period. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

Gross gaming revenues decreased by $890,166 or 10.4% over the prior period due to the reasons outlined above.

ADM gaming taxes increased by $294,318 or 36.6% over the prior period due to the increased gaming tax rates instituted by the Italian gaming regulator in 2019 along with the increase in overall betting handle which gaming tax is based on.

Commission revenues and service revenues remain insignificant to total revenues during the period.

Selling expenses

We incurred selling expenses of $3,156,446 and $5,314,436 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $2,157,990 or 40.6%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the three months ended September 30, 2019 our percentage of selling expenses to gross gaming revenues was approximately 41.1% compared to 62.0% for the three months ended September 30, 2018, primarily due to revised commission agreements with agents.

General and Administrative Expenses

General and administrative expenses were $3,259,195 and $2,897,835 during the three months ended September 30, 2019 and 2018, respectively, an increase of $361,360 or 12.5%. The increase in expenditure is due to non-recurring expenses incurred with the growth of our betting operations in Italy, as well as the granting of stock options during the current period that resulted in an additional non-cash charge of $88,960 and a general increase in administrative expenses in our operating entities as we grow our land based operations significantly over the prior period.

Income (loss) from Operations

The income from operations of $340,204 and the loss from operations of $388,985 for the three months ended September 30, 2019 and 2018, respectively, an increase of $729,189 or 187.5%. The increase in operating profit is primarily due to the lower commission paid on gross turnover to agents offset by lower web-based turnover directly attributable to the Soccer World Cup which took place in the prior period, offset by the increase in general and administrative expenses.

Other income

Other income was $32,864 and $0 for three months ended September 30, 2019, this amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense was $1,092,887 and $329,618 for the three months ended September 30, 2019 and 2018, respectively, increased by $763,269 or 231.6%. The increase is attributable to the amortization of debt discount on the convertible debt during the current period. The convertible debt was issued during the prior year.

Gain on settlement of liabilities

Gain on settlement of liabilities of $282,101 and $0 for the three months ended September 30, 2019 and 2018, respectively, an increase of $282,101 or 100%. The gain on settlement of liabilities during the current period represents the settlement of certain liabilities to related parties amounting to $1,010,986 at a premium to market price on the date of settlement.

Gain (loss) on Marketable Securities

The Gain on marketable securities of $125,000 and the loss on marketable securities of $2,500 for the three months ended September 30, 2019, and 2018, respectively. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes of $312,718 and $721,103 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $408,385 or 56.6%. The decrease is attributable to the increase in income from operations of $729,189, the gain on settlement of liabilities and the mark to market gain on marketable securities, offset by the increase in interest expense of $763,269, as discussed above.

Income Tax Provision

The income tax provision of $283,905 and $83,356 for the three months ended September 30, 2019 and 2018, respectively, represented an increase of $200,549 or 240.6%. The increase in the income tax provision is attributable to the improvement in income earned in one of our subsidiaries in the three months ended September 30, 2019 compared to September 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $596,623 and $804,459 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $207,836 or 25.8%, is discussed above.

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

We recorded a foreign currency translation adjustment loss of $212,009 and $490,914 for the three months ended September 30, 2019 and 2018, respectively.

Comparison of the nine months ended September 30, 2019 and 2018.

Revenues

The following table represents disaggregated revenues from our gaming operations for the nine months ended September 30, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/ (decrease)	Percentage change
Turnover
Turnover web-based	$221,678,726	$153,154,375	$68,524,351	44.7%
Turnover land-based	130,471,298	125,314,730	5,156,568	4.1%
Total Turnover	352,150,024	278,469,105	73,680,919	26.5%

Winnings/Payouts
Winnings web-based	210,234,778	144,605,117	65,629,661	45.4%
Winnings land-based	113,663,329	106,504,717	7,158,612	6.7%
Total Winnings/payouts	323,898,107	251,109,834	72,788,289	29.0%

Gross Gaming Revenues	28,251,917	27,359,271	892,646	3.3%

Less: ADM Gaming Taxes	3,464,464	2,369,256	1,095,208	46.2%
Net Gaming Revenues	24,787,453	24,990,015	(202,562)	(0.8)%
Add: Commission Revenues	137,631	123,117	14,514	11.8%
Add: Service Revenues	202,410	126,680	75,730	59.8%
Total Revenues	$25,127,494	$25,239,812	112,318	(0.4)%

The Company generated total revenues of $25,127,494 and $25,239,812 the nine months ended September 30, 2019 and 2018, respectively, a decrease of $112,318 or 0.4%.

The change in total sales channel revenues is primarily due to the following:

Web-based turnover increased by $68,524,351 or 44.7% while land-based turnover increased by $5,156,568 or 4.1%.

Overall total turnover increased by $73,680,919 primarily due to an aggressive drive to expand our business during the current period, despite the Soccer World Cup which took place in the prior year, which had a positive impact on our revenue for that period.

The overall payout percentage was 92.0% and 90.2% for the nine months ended September 30, 2019 and 2018, respectively. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

Gross gaming revenues increased by $892,646 or 3.3% over the prior period due to the reasons outlined above.

ADM gaming taxes increased by $1,095,208 or 46.2% over the prior period due to the increased gaming tax rates instituted by the Italian gaming regulator in 2019 along with the increase in overall betting handle which gaming tax is based on.

Commission revenues and service revenues remain insignificant to total revenues during the period.

Selling expenses

The Company incurred selling expenses of $17,602,950 and $17,218,036 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $384,914 or 2.2%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the nine months ended September 30, 2019 our percentage of selling expenses to gross gaming revenues was approximately 62.3% compared to 62.9% for the nine months ended September 30, 2018, a slight improvement over the prior period as a concerted effort is made to reduce this expense as can be seen in the three months ended September 30, 2019 results.

General and Administrative Expenses

General and administrative expenses of $8,919,963 and $7,013,563 during the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,906,400 or 27.2%. The increase in expenditure is due to attendance at several trade shows during the first six months of the year, the granting of stock options during the current period, resulting in an additional non-cash charge of $88,960 and a general increase in administrative expenses in our operating entities as we grow our land based operations significantly over the prior period.

(Loss) Income from Operations

The Loss from operations of $1,395,418 and the income from operations of $1,008,213 for the nine months ended September 30, 2019 and 2018, respectively, an increase in loss of $2,403,631 or 238.4%. The increase in operating loss is primarily due to the increase in the ADM taxes during the current period as discussed above and the increase in general and administrative expenses as discussed above.

Other income

Other income was $40,589 and $0 for nine months ended September 30, 2019, this amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense of $3,613,543 and $1,592,127 for the nine months ended September 30, 2019 and 2018, respectively, increased by $2,021,416 or 127.0%. The increase is attributable to the amortization of debt discount on the Convertible debt during the current period. The convertible debt was issued during the prior year.

Gain on Litigation Settlement.

The gain on litigation settlement for the nine months ended September 30, 2018, related to the settlement of the Paymobile litigation matter. In connection with the settlement, the Company received 2,500,000 shares of Zoompass Holdings, Inc. and recorded a gain on litigation settlement of $516,120 in the first quarter of 2018.

Loss on debt modification

The loss on debt modification of $212,170 in the prior year was attributable to a change in the terms of convertible debentures issued to investors in the prior period.

Gain on settlement of liabilities

Gain on settlement of liabilities of $246,158 and $0 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $246,158 or 100%. The gain on settlement of liabilities during the current period represents the settlement of certain liabilities to related parties amounting to $1,010,986 at a premium to market price on the date of settlement, offset by shares issued to certain investors as an incentive to dispose of their convertible debt to a third party.

Gain (loss) on Marketable Securities

The Gain on marketable securities was $150,000 and the loss on marketable securities was $157,500 for the nine months ended September 30, 2019 and 2018, respectively. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes of $4,622,214 and $438,325 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $4,183,889. The increase is attributable to the increase in loss from operations, primarily due to the higher winning payout ratio, increase in gaming taxes and the increase in general and administrative expenses during the current period and the increase in interest expense, net of interest income, primarily due to the amortization of debt discount during the current period, as discussed above.

Income Tax Provision

The income tax provision of $777,869 and $840,798 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $62,929 or 7.5%. The decrease in the income tax provision is attributable to the lower nine month income earned in one of our subsidiaries for the period ended September 30, 2019 compared to September 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $5,400,083 and $1,279,123 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $4,120,960 or 322.2%, is discussed above.

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

We recorded a foreign currency translation adjustment loss of $300,822 and $653,788 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Assets

At September 30, 2019, we had a total of $25,357,856 in assets compared to $22,587,710 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets related to the acquisition of the Virtual Generation licenses acquired on January 31, 2019 in terms of the Securities Purchase agreement entered into as disclosed in Note 4 to the financial statements, offset by a reduction in cash balances.

Liabilities

At September 30, 2019, we had $17,927,182 in total liabilities and compared to total liabilities of $12,714,078 at December 31, 2018. The increase is attributable to the promissory note payable to related and non-related parties incurred on the acquisition of Virtual Generation Limited during January 2019 as discussed in Note 4 to the financial statements and the increase in the value of convertible debentures due to the amortization of the debt discount during the current period.

Working Capital

We had $4,910,994 in cash and cash equivalents at September 30, 2019 compared to $6,289,903 on December 31, 2018.

We had a working capital deficit of $10,347,083 at September 30, 2019, compared to a working capital deficit of $4,768,877 at December 31, 2018. The increase in the working capital deficit is due to the acquisition of Virtual Generation as disclosed in Note 4 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by primarily a short-term promissory note.

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

Accumulated Deficit

As of September 30, 2019, we had accumulated deficit of $18,408,977 compared to accumulated deficit of $13,008,894 at December 31, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $800,417 for the nine months ended September 30, 2019, compared to cash provided by operating activities of $1,112,874 for the nine months ended September 30, 2018. The $1,913,291 increase in cash used in operating activities is primarily related to the increase in loss from operations of $4,120,960 offset by the movement in non-cash amortization of deferred costs of $2,916,251.

Cash Flows from Investing Activities

The net cash provided by investing activities for the nine months ended September 30, 2019 was $64,811 compared to net cash used in investing activities of $5,467,883 for the nine months ended September 30, 2018 that was attributed directly to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $449,533 compared to $4,255,356 of net cash provided by financing activities for the nine months ended September 30, 2018. We raised funding through the issue of debentures in the prior year of $6,883,905 and repurchased common shares totaling $2,261,307 in the prior year. The common share repurchase was attributed to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

☐	A promissory note to acquire VG for €3,803,000 that is payable in monthly instalments until January 2022. The amount due under this promissory note as of September 30, 2019 was approximately $3,037,773 (approximately €2,785,200), before debt discount of $247,266.

☐	Convertible Debentures denominated in both US$ and CDN$ issued in the first and second quarter of 2018 that mature two years from the issue date. At September 30, 2019, we have outstanding a principal amount of $7,153,446 plus accrued interest of $978,252.

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

Related Party Transactions

Promissory Notes

The Company has three promissory notes entered into in 2015 and 2016 with Braydon Capital Corp., a related party, with an aggregate principal amount outstanding of $318,078. The outstanding amount of the promissory notes of $457,461 due to Braydon Capital was paid in full by the issuance of 1,143,652 shares of common stock at a price of $0.40 per common share on September 4, 2019.

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

The amount due under the VG promissory note is $3,037,773, before debt discount of $247,266 as at September 30, 2019.

Advances from Stockholders

Advances from stockholders represent non-interest-bearing loans that are due on demand.

The amount payable to stockholders as of September 30, 2019 was $8,019. This amount is due to Gold Street Capital Corp., the major stockholder of Newgioco Group, is for reimbursement of expenses. During the three and nine months ended September 30, 2018, the Company paid management fees of $36,000 and $72,000 to Gold Street Capital Corp and no management fees during the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2018, the Company paid management fees of approximately $6,000 to our VP Technology and director Luca Pasquini.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2019, an action was filed against the Company by Elizabeth J. MacLean, the Company’s former CFO, in Maricopa County Superior Court, Maricopa County, Arizona, Case No. C2019-008383. This action challenges the Company’s termination of Ms. MacLean’s employment in May 2019 as unlawful under her employment agreement, dated September 19, 2018, with the Company and seeks damages in the amount of $1,050,204. On October 10, 2019, a default judgment was filed in Maricopa County Superior Court. On November 4, 2019, the Company filed a motion to set aside the default judgment based on, among other things, the failure by plaintiff’s counsel to follow the notice provisions of Arizona law which led to the default judgment. The Company believes this action to be wholly without merit and that it has various meritorious defenses to this action, including that Ms. MacLean was terminated during the stated probationary period set forth in her employment agreement with the Company and that the Company had good cause to effect any such termination, whether within or without the probationary period.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.0 million and for the nine month period ended September 30, 2019 we had a net loss of $5.4 million. As of December 31, 2018, and September 30, 2019 we had accumulated deficits of $13.0 million, and $18.4 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable and because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. Although we cannot assure that we will be able to maintain a profitable level of betting operations to meet normal business operating obligations, in recent years we have relied on issuance of debt and equity securities to grow our business such that we have generated sufficient revenue to maintain our existing level of operations and to continue moderate organic growth in the regulated Italian leisure betting market. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

If all of the holders of our outstanding convertible debentures and warrants converted or exercised their securities, we would be obligated to issue approximately 20,329,200 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued 833,210 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 4 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the three months ended September 30, 2019, we issued an aggregate of 1,656,417 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent to the period covered by this report, the principal amount of $100,000 and CDN $1,193,965 (approximately $898,340) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into approximately 2,951,935 shares of common stock. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 6. Exhibits

Exhibit Number	Description
10.1	Independent Contractor Agreement with Mark Korb dated July 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2019 (File number 000-50045))
10.2	Amendment to Employment Agreement dated July 5, 2015 with Michele Ciavarella (incorporated by reference to the Company’s Current Report on Form 8-K dated July 9, 2019 (File umber 000-50045))
10.3	Exchange Agreement, dated September 4, 2019 by and between Newgioco Group, Inc. and Michelle Ciavarella (incorporated by reference to the Company’s Current Report on Form 8-K dated September 5, 2019 (File number 000-50045))
10.4	Exchange Agreement, dated September 4, 2019 by and between Newgioco Group, Inc. and Gold Street Capital Corp. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 5, 2019 (File umber 000-50045))
10.5	Exchange Agreement, dated September 4, 2019 by and between Newgioco Group, Inc. and Braydon Capital Corp. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 5, 2019 (File umber 000-50045))
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)