Form 10-K/A
period 2018-12-31
Newgioco Group, Inc.
filed 2020-05-15
CIK 1080319

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 9,652,140 shares of common stock outstanding as of March 7, 2019.

Documents incorporated by reference: None.

Explanatory Note

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Newgioco,” and the “Company” refer to Newgioco Group, Inc. and its subsidiaries.

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on March 8, 2019 (the “Original 10-K”) to reflect the restatement of certain of the Company’s previously issued Consolidated Balance Sheets at December 31, 2018 and 2017, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 and the notes related thereto and certain other related matters.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

The Company intends to file as soon as practicable the financial statements for the year ended December 31, 2019 and restated financial statements for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019.

In addition, all share and earnings per share information have been retroactively adjusted to reflect an 8 for 1 reverse stock split effective December 12, 2019.

Background

On May 5, 2020, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02 and in Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this 10-K/A, the Company determined that a restatement was necessary due to the effect of certain errors in its Consolidated Balance Sheets at December 31, 2018 and 2017, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 (collectively the “Financial Statements”) and the notes related thereto.

These errors consisted primarily of the following: (i) the understatement of non-cash consolidated depreciation and amortization by $788,666; (ii) the understatement of unrealized foreign exchange losses of $178,976. In addition, the Company identified other miscellaneous immaterial adjustments amounting to $9,506. As a result, net loss for the year ended December 31, 2018 increased by $582,449 and the net income for the year ended December 31, 2017 increased by $85,198 and the cumulative adjustment to periods prior to January 1, 2017 decreased by $460,885.

The Company also analyzed the impact of the aforementioned adjustments and other accumulated misstatements on the financial statements for the interim and annual periods prior to the fiscal year ended December 31, 2018, and concluded that a cumulative opening retained earnings adjustment is appropriate as the correction of the errors in each prior period would not be material individually or in the aggregate to any such prior interim or annual period. However, the Company concluded that correcting the cumulative impact of the errors would be material to its results of operations for the year ended December 31, 2018 and the three subsequent quarters.

To assist in your review of this filing, this 10-K/A sets forth the Original 10-K in its entirety. The Company believes that presenting all of the amended and restated information in this 10-K/A allows investors to review all pertinent data in a single presentation. This 10-K/A amends and restates the Financial Statements, the Notes to Consolidated Financial Statements contained in Item 8 of this 10-K/A to reflect the restated numbers to correct the errors. In addition, in this 10-K/A, corresponding changes were also made to the outstanding share number on the cover page of the 10-K/A to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019; in Part I, Item 1A, under “Risk Factors” to reflect the restated numbers to correct the errors; Part II, Item 5. under “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities” to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019; Part II, Item 7, under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” to reflect the restated numbers; Part II, Item 8, under “Financial Statements and Supplementary Data” (see Notes 2, 3, 4, 5, 11, 12, 13, 14, 15, 16 and 18) to reflect the restated numbers and to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019; Part II, Item 11 under “Executive Compensation” to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019 Part II, Item 12 under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019 and Part II, Item 13 under “Certain Relationship and Related Party Transactions and Director Independence” to reflect the retroactive adjustments to the share numbers due to the stock split effected in December 2019.

Internal Control Considerations

The Company’s Management identified a material weakness with respect to its internal control over financial reporting for the aforementioned adjustments and other accumulated misstatements for the year ended December 31, 2018. Management concluded that the Company has not remediated its previously disclosed material weakness for the year ended December 31, 2018 due to errors noted in aforementioned adjustments and other accumulated misstatements. The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the Audit Committee.

Disclosures related to these matters are included in Part I, Item 9A, under “Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting was not effective as of December 31, 2018.

Management Changes

During the second quarter of 2019, the Company terminated Elizabeth MacLean as Chief Financial Officer and Chief Compliance Officer and the following independent directors resigned from the board of directors and all committees of the board of directors of the Company: Mr. Harold Wolkin, Chairman of the Board of Directors and Chairman of the Audit Committee; Mr. William Rutsey, Director and Chairman of the Nominating and Governance Committee; Mr. Russ McMeekin, Director and Chairman of the Compensation Committee.

Following the resignations of Messrs. Wolkin, Rutsey and McMeekin, the Company’s shareholders elected Paul Sallwasser, Steven Shallcross, Clive Kabatznik and Richard Cooper to the Board of Directors and appointed Michele Ciavarella as the Chairman of the Board. Additionally, the Company engaged Mark J. Korb as Chief Financial Officer.

Additionally, our Board of Directors designated the following three committees of the Board of Directors: the audit committee, the compensation committee and the nominating and corporate governance committee and are comprised of the following directors:

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Clive Kabatznik	Member	Member	Chairman
Paul Sallwasser	Chairman	Member	Member
Steven A. Shallcross	Member	Chairman	Member

Charters for each of the three committees is available on our website at

www.newgiocogroup.com/index.php/corporate-governance.

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the ‘Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K/A and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and we cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K/A or to reflect the occurrence of unanticipated events, except as required by law.

In this Annual Report on Form 10-K/A, unless the context indicates otherwise, references to “Newgioco Group” “our Company,” “the Company,” “we,” “our,” and “us” refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

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

The Platform, colloquially known as “Elys”, is owned by our subsidiary Odissea Betriebsinformatik Beratung GmbH (“Odissea”) and was developed and built on the latest Microsoft.Net Core framework, supporting both online customer gaming accounts as well as land-based bet processing capability with multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) backed by a real-time customer relationship management (“CRM”) and business intelligence (“BI”) program for streamlined cross-platform marketing as well as a synchronized financial accounting processes. Data is communicated directly to on-the-ground sales and marketing agents that manage and maintain both our online and land-based retail distribution. The Platform allows our independent business-to-business (“B2B”) and white-label end users to (i) rapidly and effectively model their gaming businesses and client gaming accounts, (ii) monitor and analyze performance on an ongoing basis, (iii) share dashboards, and (iv) generate management reports all within a fully integrated solution. In addition, our clients can use the built-in artificial intelligence and adaptive business intelligence modules to evaluate actual performance and leverage insights from analytics to make informed, timely decisions to drive future business. The unique ’shop-client’ architecture of the Platform to our knowledge, is the first of its kind in the leisure betting industry. Elys was built around the specific needs of leisure betting operators through our existing Multigioco distribution throughout Italy.

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

Our Strengths

We have established ourselves as one of the leaders in the Italian leisure betting market. Below are our strengths that we believe will enable us to capture a meaningful share of the global leisure betting market:

1.	Highly Differentiated Technology Platform. Built from the ground-up, the Platform is designed to be a highly flexible and robust sportsbook engine able to cope with the huge demands of today’s betting operators and players. The Platform is designed as an industry specific ‘shop-client’ architecture and can offer any type of sport (or non-sport) event and any type of betting market (i.e., soccer, football, basketball, hockey, baseball, tennis, etc.) in both pre-match and in-game modes across both fixed-odds and pari-mutuel betting styles and through all channels (i.e., online, mobile or land-based). Our proprietary Platform, which we intend to continuously update with gaming technology developments, should address the independent operator’s ability to compete against larger and established franchise operators effectively and inexpensively.
2.	Market Momentum. We are a pioneer with our unique ‘shop-client’ designed Platform and gaining momentum in the Italian leisure betting market with our fully integrated shop-client based Platform architecture with integrated gaming account, artificial intelligence and business intelligence modules. We currently have approximately 90,000 online user accounts through the three distribution methods: 1,000 web cafés (or “web-shops”), 7 corners, and 172 agency locations.
3.	Scalable Platform at Minimal Cost. Our Platform is highly scalable. Expansion of the Platform under our existing infrastructure requires little to no overhead and will create in-house efficiencies for our corporate operations and for our agents and operator clients. Many of the inherent functions and features of our Italian Platform certification have received prior approval and adhere to multi-jurisdictional standards which should enable us to receive certification in new markets and expand into new markets in a timely manner.
4.	Growing Industry. Online gambling is growing in popularity and consumer confidence and is steadily becoming one of the fastest growing sectors of the e-commerce industry. Gamblers worldwide are broadly preferring Internet channels for their betting activities due to the ease of access offered and safety provided. Extensive usage of digital processes and growing bettor demand is driving the market for online betting platforms. Recent liberalization and state-by-state legislation in the United States has resulted in new opportunities in the United States sports betting market. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers. We further anticipate the first select states (i.e., Nevada, Delaware, New Jersey, Mississippi, West Virginia, Pennsylvania, Rhode Island and New Mexico) to provide the regulatory framework and foundation to build upon for other states and locations. In December 2018, New Jersey generated approximately $21 million in revenue from approximately $319 million in sports bet wagers, with Mississippi generating approximately $6.2 million in revenue from approximately $42 million in sports bet wagers. According to a recent study by Eilers & Krejcik Gaming (“EKG”), 32 states will likely have legalized sports gambling within five years and as many as 14 could be ready for legislation within two years. Based on 32 states, EKG estimates that the overall U.S. sports betting market could generate approximately $6 billion in revenue, where a legalized U.S. sports gambling industry could generate an annual handle (turnover) of $100 billion.

5.	Highly Experienced Senior Management Team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management has more than 20 years of relevant experience and many members of our board of directors have industry experience.

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
Player direct meaning that the customer makes a deposit directly to their own gaming account through one or more of the following methods:
•	All credit card brands;
•	Debit card (Interac/Bancomat);
•	Bank Wire;
•	Postal Money Order;
•	e-wallet or e-credit transfer.

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
Online Casino: includes the following:
•	Traditional Online Casino Games: Automated (using random number generated (“RNG”)) casino games such as roulette, blackjack and baccarat and slot machines.
•	Live Online Casino Games: Table games broadcast via live video stream with real dealers and croupiers that simulate the atmosphere of a physical casino.
Poker: Texas Hold’em and Omaha in both cash and tournament format.
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

Age Group	Demographic	Nexus
18 – 24	Pre-gaming future client New-gaming audience Desires experiential, e-gaming, imaginative fantasy games	A majority of this age group owns a cellular or smart mobile phone with data packages and internet access Technologically savvy consumer spending more on experiences compared to material goods
25 – 44	Mature-gaming audience Desires games of chance, casino, traditional gambling tables, and sports betting	Majority of online gamers are 30 years old and currently heads of households Male and female balanced across the group
45 – 79	Grounded gamer Desires social interaction, easy play, bingo slots, nickel games	Largest growing segment of the population and largest market size Significantly underserved Needs are more social interaction rather than self-fulfilling High disposable income

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

Our main and white-label websites are tailored for the Italian gaming market. We maintain a web-based platform directly under the branded website www.newgioco.it which serves both players directly and web-shops (i.e., internet café’s). Information contained on our website does not form a part of this report on form 10-K/A and is intended for informational purposes only. There are some variations in website style because we offer different services through distinctive marketing campaigns:

Our direct sales campaigns are conducted through our main page: www.newgioco.it.
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

While the www.newgioco.it website offers wagering in many categories of sports events, we intend to capture a larger share of the Italian sports betting market by focusing on the Serie A, B, and C soccer as well as virtual sports betting, online poker, online casino and slots, skill games, and Italian horse racing through agent-based sales campaigns. Agent based sales campaigns are offered through white-label pages or webskins that direct gaming transactions through our main website www.newgioco.it. We currently operate nine such webskins as follows:

www. originalbet.it	www.timetobet.it
www.lovingbet.it	www.imperialbet.it
www.clubgames.it	www.gamesmart.it
www.quibet.it	www.mixbet.it
www.782sport.it

webskins or white-label pages are dedicated to the end-user, or players, and focus on regional campaigns and gaming offerings directed at local players, such as welcome bonuses, poker rake rebate for poker players, etc. A white-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the promoter. The promoter earns fees based on a percentage of the handle (turnover) generated through their website.

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

Certain key vendors in the global online gambling market are:

Bet 365 (Hillside Group);
Stars Group (formerly Poker Stars);
IGT/GTECH Lottomatica SpA;
888 Holdings;
William Hill;
bet-at-home.com;
GVC Holdings;
Ladbrokes Coral Group (now merged with GVC Holdings);
Paddy Power Betfair; and
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

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K/A, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones facing our company, additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.6 million. Although we had net income of $1.5 million for the year ended December 31, 2017, as of December 31, 2018 and December 31, 2017 we had accumulated deficits of $14.0 million, and $10.3 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth. We have recently initiated an ambitious investment strategy including taking steps to enter the U.S. market which has led to an increase in some recurring and a number of non-recurring expenses. Our ability to execute our growth plan is dependent upon our ability to continue to generate profits from operations in the future and/or our ability to obtain necessary financing required and to fund our ambitious investment strategy if such financing is available on reasonable terms, if at all.

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

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include, but are not limited to:

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

Market opportunity estimates and growth forecasts included in this Annual Report on form 10-K/A, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not all geographic or regional metrics covered by our market opportunity estimates will necessarily implement regulated or online gaming at all, and in some cases many potential customers and operators may choose to continue using their existing betting platform provider, or choose a solution offered by our competitors. It is impossible to build every product feature that every customer wants, and our competitors may develop and offer features that our solutions do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted in this annual report, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. Furthermore, we have historically focused our selling and marketing efforts in regulated markets in Europe, specifically Italy. In order for us to successfully address the broader market opportunity, we will need to successfully market and sell our betting Platform to larger enterprise customers and also further expand our international presence. If any of these risks materialize, it could adversely affect our results of operations.

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

An investment in our securities is risky and should be made only if an investor can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our securities to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K/A, are:

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

If all of the holders of our outstanding convertible notes and warrants converted or exercised their securities, we would be obligated to issue 3,906,702 common shares.

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

The spouse of our Chief Executive Officer is the beneficial owner of 4,360,530 shares of our common stock and beneficially owns approximately 45.18% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report on Form 10-K/A. As a result, this stockholder, has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada (our main office). We maintain an administrative office at 671 Westburne Dr., Concord, Ontario, L4K 4Z1. These offices are provided to us on a rent-free basis.

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

Description of Securities

Common Stock

Our certificate of incorporation authorizes the issuance of up to 160,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2018, there were 150,557,463 authorized but unissued shares of our common stock available for future issuance, based on 9,442,537 shares of our common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	—	1,150,000

Equity compensation plans not approved by security holders	—	—	—
Total			1,150,000

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On May 31, 2018, we closed a private placement offering (the “May 31, 2018 Private Placement”) and entered into Subscription Agreements (the “Agreements”) with a group of 130 unaffiliated accredited investors (the “Investors”). We offered Subscription Agreements in both US and Canadian dollar denomination. Each Unit sold to US Investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”), (ii) 26 shares of our common stock and (iii) 135.28 warrants to purchase shares of our common stock (the “U.S. Warrants”). Each Unit sold to Canadian Investors was sold at a per unit price of $1,000 CND and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 CND (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 20 shares of our common stock and (iii) Warrants to purchase 104 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”). The May Debentures provide that if at any time that the common shares issuable to the holders on conversion of the Debentures in whole or in part would be free trading without resale restrictions or statutory hold periods, the May Debenture is redeemable by us at any time or times prior to the maturity Date on not less than ten (10) Business Days prior written notice from us to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the holder has the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debenture into our common shares. In the event of an early repayment by us, the holder is guaranteed to receive a minimum of five months of interest. The May Debentures are subject to adjustment provisions contained in the May Debentures for stock split and stock dividends and other similar transactions, and conversion of the May Debentures may be accelerated by us if the closing price of our common stock exceeds 200% of the conversion price for a period of 20 trading days in a 30 day period at any time up to the maturity date of the May Debenture.

The May Warrants are exercisable at an exercise price of $4.00 per share and expire two years after the issuance date. Each U.S. Warrant issued in the May 31, 2018 Private Placement is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the May Warrant at the time of exercise. The May Warrants are subject to adjustment provisions contained in the May Warrant for stock split and stock dividends and other similar transactions, and exercise of the May Warrants may be accelerated by us if the closing price of our common stock exceeds 200% of the exercise price for a period of 20 trading days in a 30 day period at any time up to the expiration date of the Warrant

The Investors in the May 31, 2018 Private Placement purchased a total 3,268 U.S. units and we issued US Debentures in the principal amount of $3,268,000 and 4,800 Canadian units and we issued Canadian Debentures in the principal amount of CDN $4,800,000 (US $3,739,200), and the Investors received 941,601 Warrants to purchase shares of common stock and 180,968 shares of common stock.

To facilitate the transaction, we paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of Warrants sold to Investors in the May 31, 2018 Private Placement. The broker warrants had like terms as the Warrants issued to Investors in the May 31, 2018 Private Placement.

In May 2018, we issued 591,950 new shares were issued to sellers of Ulisse based on the purchase price adjustment per the securities purchase agreement that we entered into in 2016.

In May 2018, we issued 25,136 shares of common stock upon the cashless exercise of a warrant. The issuance of common stock in the conversion was exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9) thereof as the common stock was exchanged by us with our existing security holder exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On May 11, 2018, we issued debentures units to certain Investors (the “May 11, 2018 Private Placement”). The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 (approx. U.S. $102,000) debentures and received 4,093.75 warrants to purchase shares of common stock and 2,620 shares of common stock.

On April 23, 2018, we re-issued debenture units that were first issued to certain Investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). The investors in the April 19, 2018 debentures received an aggregate principal amount of CDN $1,436,000 (approx. U.S. $1,118,600) debentures and received 44,875 warrants to purchase shares of common stock and 28,720 shares of common stock.

In April 2018, we issued debentures units to certain investors (the “April 2018 Private Placement”). The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 (approx. U.S. $105,200) debentures and received 4,218.75 warrants to purchase shares of common stock and 2,700 shares of common stock.

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

Purchases of Equity Securities by the Registrant

In May 2018, we repurchased and retired 416,400 shares issued in June 2016 to the Ulisse sellers. In addition, 591,950 new shares were issued to the Ulisse sellers based on the purchase price adjustment of Ulisse per the Ulisse SPA.

In May 2018, we repurchased and retired 255,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approx. U.S. $595,000) based on the stock purchase agreement between us and Multigioco dated August 15, 2014.

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

General and Administrative Expenses

We incurred $10.6 million in general and administrative expenses during the year ended December 31, 2018, an increase of 92.7% as compared to $5.5 million in the year ended December 31, 2017.

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

Net Income/Loss

For the year ended December 31, 2018, we had a net loss of $3.6 million, or a loss of $0.38 per share (basic and diluted), as compared to a net income of $1.5 million, or $0.16 and $0.15 per share (basic and diluted), for the year ended December 31, 2017.

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

For the year ended December 31, 2018 we recorded an expense of approximately $(184,000) for foreign currency translation adjustment, compared to an income of approximately $54,000 for foreign currency translation adjustment for the year ended December 31, 2017.

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

Liquidity and Capital Resources

Assets

At December 31, 2018, we had a total of $22.7 million in assets compared to $12.2 million in assets at December 31, 2017. The increase in 2018 was primarily related to the increase in the valuation of intangible license assets related to the exercise of the Ulisse Put Option and the Multigioco Put Option.

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

At December 31, 2018, we also owed EUR 302,000 (approx. U.S. $346,000 based on an exchange ratio on December 31, 2018 of 1.14) to Intesa Sanpaolo Bank in Italy pursuant to a loan, which loan is secured by our assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending September 30, 2021. Monthly repayments of EUR 9,760 (approx. U.S. $11,000) began in January 2017. We made payments of approx. U.S. $117,000 during the years ended December 31, 2018 which included principal of approximately $101,000 and interest of approximately $16,000 for the year ended December 31, 2018.

Working Capital

We had $6.3 million of cash and cash equivalents at December 31, 2018 compared to $6.5 million of cash and cash equivalents at December 31, 2017. As of December 31, 2018, we had a total accumulated deficit of $14.0 million compared to $10.3 million at December 31, 2017.

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

In addition, we maintain a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Notes 6 & 8. At December 31, 2018, the line of credit had an outstanding balance of $750,000.

Although we intend to maintain our lending relationships with Intesa Sanpaolo Bank, we believe that our focus should be on obtaining additional capital through the private placement and/or the sale of our registered securities. Any additional equity financing may result in substantial dilution to our stockholders.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash provided by operating activities of $1.4 million for year ended December 31, 2018, compared to $3.4 million of net cash provided by operating activities for the same period ended December 31, 2017.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2018 was approximately $5.7 million compared to approximately $226,000 of net cash used by investing activities for the period ended December 31, 2017. The increase in cash used in investing activities was attributed to the purchase price adjustment related to Ulisse.

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

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Please refer to Notes 7 to 16 of the Notes to the Consolidated Financial Statements for information related to debt obligations.

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

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A for information regarding recently issued accounting standards.

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

NEWGIOCO GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Newgioco Group Inc.

Toronto, Ontario

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newgioco Group Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in Note 3 to the consolidated financial statements, the December 31, 2018 and 2017 consolidated financial statements have been restated. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Pitagora Revisione S.r.l.

/s/ Roberto Seymandi

Roberto Seymandi

Partner

Turin, Italy

May 14, 2020

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(As Restated)	(As Restated)
Current Assets
Cash and cash equivalents	$6,289,903	$6,469,858
Accounts receivable	10,082	116,489
Gaming accounts receivable	1,021,052	1,163,831
Prepaid expenses	124,712	87,692
Related party receivable	49,914	—
Other current assets	55,700	12,543
Total Current Assets	7,551,363	7,850,413

Noncurrent Assets
Restricted cash	1,560,539	587,905
Property, plant and equipment	476,047	269,388
Intangible assets	12,527,980	3,257,723
Goodwill	262,552	260,318
Investment in non-consolidated entities	275,000	1
Total Noncurrent Assets	15,102,118	4,375,335
Total Assets	$22,653,481	$12,225,748

Current Liabilities
Line of credit - bank	$750,000	$177,060
Accounts payable and accrued liabilities	4,603,608	1,606,560
Gaming accounts balances	1,049,423	1,274,856
Taxes payable	1,056,430	1,555,371
Advances from stockholders	39,237	547,809
Liability in connection with acquisition	—	142,245
Debentures, net of discount	3,942,523	1,148,107
Derivative liability	—	222,915
Promissory notes payable – other	—	100,749
Promissory notes payable – related party	318,078	318,078
Bank loan payable – current portion	120,920	121,208
Total Current Liabilities	11,880,219	7,214,958

Bank loan payable	225,131	362,808
Other long-term liabilities	608,728	532,680
Total Liabilities	12,714,078	8,110,446

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 9,442,537 and 9,267,949 shares issued and outstanding as of December 31, 2018 and 2017*	944	927
Additional paid-in capital	23,962,920	14,261,070
Accumulated other comprehensive income	(57,431)	126,612
Accumulated deficit	(13,967,030)	(10,273,307)
Total Stockholders' Equity	9,939,403	4,115,302
Total Liabilities and Stockholders’ Equity	$22,653,481	$12,225,748

 * Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31,
	2018	2017
	(As Restated)	(As Restated)

Revenue	$34,575,097	$22,865,146

Costs and Expenses
Selling expenses	24,142,110	14,672,099
General and administrative expenses	10,588,162	5,512,683
Total Costs and Expenses	34,730,272	20,184,782

Income (Loss) from Operations	(155,175)	2,680,364

Other (Expenses) Income
Interest expense, net of interest income	(2,614,837)	(482,367)
Changes in fair value of derivative liabilities	—	257,231
Imputed interest on related party advances	(761)	(24,365)
Gain on litigation settlement	516,120	—
Loss on issuance of debt	(196,403)	—
Impairment on investment	—	(6,855)
Other Expense	(75,000)	—
Total Other Expenses (Income)	(2,370,881)	(256,356)

Income (Loss) Before Income Taxes	(2,526,056)	2,424,008
Income tax provision	(1,102,701)	(972,924)
Net Income (Loss)	$(3,628,757)	$1,451,084

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(184,043)	54,216

Comprehensive Income (Loss)	$(3,812,800)	$1,505,300

Income (loss) per common share – basic*	(0.38)	0.16
Income (loss) per common share – diluted*	(0.38)	0.15
Weighted average number of common shares outstanding – basic*	9,485,993	9,254,079
Weighted average number of common shares outstanding – diluted*	9,485,993	9,418,119

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated Other
	Shares*	Amount*	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Total
				(As Restated)	(As Restated)	(As Restated)

Balance at December 31, 2016 as previously reported	9,252,323	$925	$14,171,838	$(416,631)	$(11,263,504)	$2,492,628
Cumulative effect of restatement on prior periods	—	—	—	489,027	(460,887)	28,140
Balance at December 31, 2016, as restated	9,252,323	925	14,171,838	72,396	(11,724,391)	2,520,768

Shares issued for services	15,625	2	23,248	—	—	23,250
Imputed interest on stockholder advances	—	—	26,753	—	—	26,753
Beneficial conversion value of debt	—	—	39,231	—	—	39,231
Foreign currency translation adjustment	—	—	—	54,216	—	54,216
Net income (loss)	—	—	—	—	1,451,084	1,451,084

Balance at December 31, 2017	9,267,948	$927	$14,261,070	$126,612	$(10,273,307)	$4,115,302

Adoption of ASU 2017-11	—	—	287,881	—	(64,966)	222,915

Balance at December 31, 2017 after adoption of ASU 2017-11	9,267,948	927	14,548,951	126,612	(10,338,273)	4,338,217

Imputed interest on stockholder advances	—	—	1,514	—	—	1,514

Shares issued for warrants	25,136	3	(3)	—	—	—
Common stock issued with debentures	228,903	22	582,464	—	—	582,486
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,551,856	—	—	2,551,856
Warrants issued with debt	—	—	2,951,429	—	—	2,951,429
Common stock issued for the purchase of subsidiaries	175,550	18	5,587,657	—	—	5,587,675
Purchase of treasury stock	(255,000)	(26)	(2,260,948)	—	—	(2,260,974)
Foreign currency translation adjustment	—	—	—	(184,043)	—	(184,043)
Net income (loss)	—	—	—	—	(3,628,757)	(3,628,757)

Balance at December 31, 2018	9,442,537	944	23,962,920	(57,431)	(13,967,030)	9,939,403

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income (loss)	$(3,628,757)	$1,451,084

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	697,266	580,083
Amortization of deferred costs	58,188	100,329
Non-cash interest	1,995,128	205,216
Loss on issuance of debt	196,403	—
Imputed interest on advances from stockholders	1,514	24,365
Changes in fair value of derivative liabilities	—	(257,231)
Unrealized loss on trading securities	75,000	—
Impairment (recovery) of assets	(518,354)	6,855
Stock issued for services	—	23,250
Bad debt expense	6,354	135,953

Changes in Operating Assets and Liabilities
Prepaid expenses	(95,209)	(85,301)
Accounts payable and accrued liabilities	3,062,419	482,904
Accounts receivable	100,053	(91,603)
Gaming accounts receivable	142,779	(654,287)
Gaming accounts liabilities	(225,433)	435,771
Taxes payable	(498,941)	903,187
Other current assets	(43,156)	(2,304)
Customer deposits	—	138,359
Long term liability	76,048	26,059
Net Cash Provided by (Used in) Operating Activities	1,401,302	3,422,689

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,725,856)	(180,722)
Increase in restricted cash	(972,634)	(45,142)
Net Cash Used in Investing Activities	(5,698,490)	(225,864)

Cash Flows from Financing Activities
Proceeds from (repayment of) bank credit line, net	750,000	165,925
Proceeds from (repayment of) bank loan	(137,965)	(109,104)
Repayment of bank credit line	(177,060)	—
Proceeds from debentures and convertible notes, net of repayment	6,883,906	591,202
Advance to related party	(49,914)
Purchase of treasury stock	(2,261,307)	—
Advances from stockholders, net of repayment	(508,572)	(77,398)
Net Cash Provided by (Used in) Financing Activities	4,499,088	570,625

Effect of change in exchange rate	(381,855)	471,986

Net increase (decrease) in cash	(179,955)	4,239,436
Cash – beginning of the year	6,469,858	2,230,422
Cash – end of the year	$6,289,903	$6,469,858

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$619,709	$277,271
Income tax	$339,274	$60,598

Supplemental cash flow disclosure for non-cash activities
Cashless exercise of warrants	$20	—
Common shares issued for the acquisition of intangible	$5,588,008	—
Common stock issued with debt	$582,486	—
Discount due to warrants issued with debt	$2,307,569	—
Discount due to beneficial conversion feature	$2,551,856	—
Discount due to broker warrants issued with debt	$643,860	—
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	$222,915	—

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

The following is a reconciliation of weighted average shares and a calculation of earnings per share:

	For the years ending December 31,
	2018	2017
	(As Restated)	(As Restated)

Net (Loss) Income	$(3,628,757)	$1,451,084

Weighted Average Basic Shares*	9,485,993	9,254,079
Effect of Dilutive Securities*	—	164,040
Weighted Average Diluted Shares*	9,485,993	9,418,119

Earnings per share
Basic*	$(0.38)	$0.16
Diluted*	$(0.38)	$0.15

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

	Convertible Debt	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
				(As Restated)

Balance, January 1, 2018 (Prior to adoption of ASU 2017-11	$1,148,107	$222,915	$14,254,582	$(10,273,307)
Reclassified derivative liabilities and cumulative effect of adoption	—	(222,915)	287,881	(64,966)
Balance, January 1, 2018 (After adoption of ASU 2017-11)	$1,148,107	$—	$14,542,463	$(10,338,273)

There are no other recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

3. Restatement of prior period results

The company identified the following errors in the financial results for the periods ended December 31, 2018 and 2017 and cumulative errors relating to prior periods.

Year ended December 31, 2018

•	Non-cash amortization of intangibles and depreciation of revalued fixed assets on acquisition, which arose on consolidation, were not expensed in the statement of operations for the year ended December 31, 2018. The non-cash amortization of intangibles and the deprecation of revalued fixed assets which arose on consolidation amounted to $470,591. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Certain unrealized foreign exchange movements relating to convertible debt denominated in Canadian Dollars was not recorded in the statement of operations for the year ended December 31, 2018. The unrealized foreign currency loss on convertible debt denominated in Canadian Dollars amounted to $111,527. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Other immaterial adjustments to intercompany balances and others expenses in the aggregate amount of $331 were not recorded as an expense in the statement of operations for the year ended December 31, 2018. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Restatements of the acquisition of plant and equipment and intangibles which were incorrectly netted against depreciation and amortization charge.

•	Due to an 8 for 1 reverse stock split which took place on December 12, 2019, the outstanding shares and additional paid in capital was adjusted to take into account the effects of the reverse stock split.

Year ended December 31, 2017

•	An excess amount of $21,183 of non-cash amortization of intangibles and depreciation of revalued fixed assets on acquisition, which arose on consolidation, were expensed in the statement of operations for the year ended December 31, 2017.

•	Certain unrealized foreign exchange movements relating to convertible debt denominated in Canadian Dollars was not recorded in the statement of operations for the year ended December 31, 2017. The unrealized foreign currency loss on convertible debt denominated in Canadian Dollars amounted to $60,267. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Adjustments to intercompany balances in the aggregate amount of $124,282 were not recorded as an expense in the statement of operations for the year ended December 31, 2018. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Due to an 8 for 1 reverse stock split which took place on December 12, 2019, the outstanding shares and additional paid in capital was adjusted to take into account the effects of the reverse stock split.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

Prior periods

•	Non-cash amortization of intangibles and depreciation of revalued fixed assets on acquisition, which arose on consolidation, were not correctly expensed in the statement of operations for the years ended December 31, 2016, 2015 and 2014. The cumulative non-cash amortization of intangibles and the deprecation of revalued fixed assets which arose on consolidation amounted to $339,258. This amount was incorrectly classified as Other Comprehensive loss in the statement of operations and comprehensive (loss) income.

•	Certain unrealized foreign exchange movements relating to convertible debt denominated in Canadian Dollars was not recorded in the statement of operations for the years ended December 31, 2016 and prior periods. The unrealized foreign currency loss on convertible debt denominated in Canadian Dollars amounted to $(7,182). This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

•	Adjustments to intercompany balances in the aggregate amount of $(114,445) were not recorded as an expense in the statement of operations for the years ended December 31, 2016 and prior periods. This amount was incorrectly classified as Other Comprehensive Loss in the statement of operations and comprehensive (loss) income.

The cumulative restatement recorded by the Company was as follows:

	Prior to January 1, 2017	Year ended December 31, 2017	Year ended December 31, 2018	Total Restated

Depreciation and amortization	$(339,258)	$21,183	$(470,591)	$(788,666)
Unrealized foreign exchange expense	(7,182)	(60,267)	(111,527)	(178,976)
Intercompany expense	(114,445)	124,282	(331)	9,506
Total increase in accumulated deficit	(460,885)	85,198	(582,449)	(958,136)

Total Reduction in other Comprehensive loss	489,027	(112,088)	646,968	1,023,907

Total Increase in Plant and Equipment and intangibles	$28,142	$(26,890)	$64,519	$65,771

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated balance sheet as of December 31, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Current Assets
Cash and cash equivalents	$6,289,903	$—	$—	$—	$6,289,903
Accounts receivable	10,082	—	—	—	10,082
Gaming accounts receivable	1,021,052	—	—	—	1,021,052
Prepaid expenses	124,712	—	—	—	124,712
Related party receivable	49,914	—	—	—	49,914
Other current assets	55,700	—	—	—	55,700
Total Current Assets	7,551,363	—	—	—	7,551,363

Noncurrent Assets
Restricted cash	1,560,539	—	—	—	1,560,539
Property, plant and equipment	354,799	121,248	—	—	476,047
Intangible assets	12,583,457	(55,477)	—	—	12,527,980
Goodwill	262,552	—	—	—	262,552
Investment in non-consolidated entities	275,000	—	—	—	275,000
Total Noncurrent Assets	15,036,347	65,771	—	—	15,102,118
Total Assets	$22,587,710	$65,771	$—	$—	$22,653,481

Current Liabilities
Line of credit - bank	$750,000	$—	$—	$—	$750,000
Accounts payable and accrued liabilities	4,603,608	—	—	—	4,603,608
Gaming accounts balances	1,049,423	—	—	—	1,049,423
Taxes payable	1,056,430	—	—	—	1,056,430
Advances from stockholders	39,237	—	—	—	39,237
Liability in connection with acquisition	—	—	—	—	—
Debentures, net of discount	3,942,523	—	—	—	3,942,523
Derivative liability	—	—	—	—	—
Promissory notes payable – other	—	—	—	—	—
Promissory notes payable – related party	318,078	—	—	—	318,078
Bank loan payable – current portion	120,920	—	—	—	120,920
Total Current Liabilities	11,880,219	—	—	—	11,880,219

Bank loan payable	225,131	—	—	—	225,131
Other long-term liabilities	608,728	—	—	—	608,728
Total Liabilities	12,714,078	—	—	—	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—	—	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 9,442,537 shares issued and outstanding as of December 31, 2018*	7,555	—	—	(6,611)	944
Additional paid-in capital	23,956,309	—	—	6,611	23,962,920
Accumulated other comprehensive income	(1,081,338)	854,437	178,976	(9,506)	(57,431)
Accumulated deficit	(13,008,894)	(788,666)	(178,976)	9,506	(13,967,030)
Total Stockholders' Equity	9,873,632	65,771	—	—	9,939,403
Total Liabilities and Stockholders’ Equity	$22,587,710	$65,771	$—	$—	$22,653,481

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated balance sheet as of December 31, 2017 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Current Assets
Cash and cash equivalents	$6,469,858	$—	$—	$—	$6,469,858
Accounts receivable	116,489	—	—	—	116,489
Gaming accounts receivable	1,163,831	—	—	—	1,163,831
Prepaid expenses	87,692	—	—	—	87,692
Other current assets	12,543	—	—	—	12,543
Total Current Assets	7,850,413	—	—	—	7,850,413

Noncurrent Assets
Restricted cash	587,905	—	—	—	587,905
Property, plant and equipment	280,111	(10,723)	—	—	269,388
Intangible assets	3,245,748	11,975	—	—	3,257,723
Goodwill	260,318	—	—	—	260,318
Investment in non-consolidated entities	1	—	—	—	1
Total Noncurrent Assets	4,374,083	1,252	—	—	4,375,335
Total Assets	$12,224,496	$1,252	$—	$—	$12,225,748

Current Liabilities
Line of credit - bank	$177,060	$—	$—	$—	$177,060
Accounts payable and accrued liabilities	1,606,560	—	—	—	1,606,560
Gaming accounts balances	1,274,856	—	—	—	1,274,856
Taxes payable	1,555,371	—	—	—	1,555,371
Advances from stockholders	547,809	—	—	—	547,809
Liability in connection with acquisition	142,245	—	—	—	142,245
Debentures, net of discount	1,148,107	—	—	—	1,148,107
Derivative liability	222,915	—	—	—	222,915
Promissory notes payable – other	100,749	—	—	—	100,749
Promissory notes payable – related party	318,078	—	—	—	318,078
Bank loan payable – current portion	121,208	—	—	—	121,208
Total Current Liabilities	7,214,958	—	—	—	7,214,958

Bank loan payable	362,808	—	—	—	362,808
Other long-term liabilities	532,680	—	—	—	532,680
Total Liabilities	8,110,446	—	—	—	8,110,446

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—	—	—	—
Common Stock, $0.0001 par value, 160,000,000 shares authorized; 9,267,949 shares issued and outstanding as of December 31, 2017*	7,415	—	—	(6,488)	927
Additional paid-in capital	14,254,582	—	—	6,488	14,261,070
Accumulated other comprehensive income	(250,327)	319,327	67,449	(9,837)	126,612
Accumulated deficit	(9,897,620)	(318,075)	(67,449)	9,837	(10,273,307)
Total Stockholders' Equity	4,114,050	1,252	—	—	4,115,302
Total Liabilities and Stockholders’ Equity	$12,224,496	$1,252	$—	$—	$12,225,748

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$34,575,097	$—	$—	$—	$34,575,097

Costs and Expenses
Selling expenses	24,142,110	—	—	—	24,142,110
General and administrative expenses	10,005,713	470,591	111,527	331	10,588,162
Total Costs and Expenses	34,147,823	470,591	111,527	331	34,730,272

Income (Loss) from Operations	427,274	(470,591)	(111,527)	(331)	(155,175)

Other (Expenses) Income
Interest expense, net of interest income	(2,614,837)	—	—	—	(2,614,837)
Imputed interest on related party advances	(761)	—	—	—	(761)
Gain on litigation settlement	516,120	—	—	—	516,120
Loss on issuance of debt	(196,403)	—	—	—	(196,403)
Other Expense	(75,000)	—	—	—	(75,000)
Total Other Expenses (Income)	(2,370,881)	—	—	—	(2,370,881)

Loss Before Income Taxes	(1,943,607)	(470,591)	(111,527)	(331)	(2,526,056)

Income tax provision	(1,102,701)	—	—	—	(1,102,701)

Net Loss	$(3,046,308)	$(470,591)	$(111,527)	$(331)	$(3,628,757)

Other Comprehensive Loss
Foreign currency translation adjustment	(831,011)	535,110	111,527	331	(184,043)

Comprehensive Loss	$(3,877,319)	$64,519	$—	$—	$(3,812,800)

Loss per common share – basic*	$(0.32)				$(0.38)
Loss per common share – diluted*	$(0.32)				$(0.38)
Weighted average number of common shares outstanding – basic*	9,485,993				9,485,993
Weighted average number of common shares outstanding – diluted*	9,485,993				9,485,993

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$22,865,146	$—	$—	$—	$22,865,146

Costs and Expenses
Selling expenses	14,672,099	—	—	—	14,672,099
General and administrative expenses	5,597,881	(21,183)	60,267	(124,282)	5,512,683
Total Costs and Expenses	20,269,980	(21,183)	60,267	(124,282)	20,184,782

Income (Loss) from Operations	2,595,166	21,183	(60,267)	124,282	2,680,364

Other (Expenses) Income
Interest expense, net of interest income	(482,367)	—	—	—	(482,367)
Changes in fair value of derivative liabilities	257,231	—	—	—	257,231
Imputed interest on related party advances	(24,365)	—	—	—	(24,365)
Impairment on investment	(6,855)	—	—	—	(6,855)
Total Other Expenses (Income)	(256,356)	—	—	—	(256,356)

Income (Loss) Before Income Taxes	2,338,810	21,183	(60,267)	124,282	2,424,008

Income tax provision	(972,924)	—	—	—	(972,924)

Net Income (Loss)	$1,365,886	$21,183	$(60,267)	$124,282	$1,451,084

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	166,304	(48,073)	60,267	(124,282)	54,216

Comprehensive Income (Loss)	$1,532,190	$(26,890)	$—	$—	$1,505,300

Income (loss) per common share – basic*	$0.15				$0.16
Income (loss) per common share – diluted*	$0.15				$0.15
Weighted average number of common shares outstanding – basic*	9,254,079				9,254,079
Weighted average number of common shares outstanding – diluted*	9,418,119				9,418,119

* Adjusted for an 8 for 1 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the year ended December 31, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(3,046,308)	$(470,591)	$(111,527)	$(331)	$(3,628,757)

Adjustments to reconcile net loss to net cash generated by operating activities
Depreciation and amortization	488,464	208,792	—	—	697,256
Amortization of deferred costs	58,188	—	—	—	58,188
Non-cash interest	1,995,128	—	—	—	1,995,128
Loss on issuance of debt	196,403	—	—	—	196,403
Imputed interest on advances from stockholders	1,514	—	—	—	1,514
Unrealized loss on trading securities	75,000	—	—	—	75,000
Impairment (recovery) of assets	(518,354)	—	—	—	(518,354)
Bad debt expense	6,354	—	—	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(95,209)	—	—	—	(95,209)
Accounts payable and accrued liabilities	3,062,422	—	—	331	3,062,753
Accounts receivable	100,053	—	—	—	100,053
Gaming accounts receivable	142,779	—	—	—	142,779
Gaming accounts liabilities	(225,433)	—	—	—	(225,433)
Taxes payable	(498,941)	—	—	—	(498,941)
Other current assets	(43,156)	—	—	—	(43,156)
Long term liability	76,048	—	—	—	76,048
Net Cash Provided by operating Activities	1,774,952	(261,799)	(111,527)	—	1,401,626

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,455,099)	(270,757)	—	—	(4,725,856)
Increase in restricted cash	(972,634)	—	—	—	(972,634)
Net Cash Used in Investing Activities	(5,427,733)	(270,757)	—	—	(5,698,490)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	750,000	—	—	—	750,000
Repayment of bank loan	(137,965)	—	—	—	(137,965)
Repayment of bank credit line	(177,060)	—	—	—	(177,060)
Proceeds from debentures and convertible notes, net of repayment	6,883,906	—	—	—	6,883,906
Advance to related party	(49,914)	—	—	—	(49,914)
Purchase of treasury stock	(2,261,307)	—	—	—	(2,261,307)
Advances from stockholders, net of repayment	(508,572)	—	—	—	(508,572)
Net Cash Provided by Financing Activities	4,499,088	—	—	—	4,499,088

Effect of change in exchange rate	(1,026,262)	532,556	111,527	—	(382,179)

Net decrease in cash	(179,955)	—	—	—	(179,955)
Cash – beginning of the year	6,469,858	—	—	—	6,469,858
Cash – end of the year	$6,289,903	$—	$—	$—	$6,289,903

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the year ended December 31, 2017 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Cash Flows from Operating Activities
Net income	$1,365,886	$21,183	$(60,267)	$124,282	$1,451,084

Adjustments to reconcile net income to net cash generated by operating activities
Depreciation and amortization	601,266	(21,183)	—	—	580,083
Amortization of deferred costs	100,329	—	—	—	100,329
Non-cash interest	205,216	—	—	—	205,216
Imputed interest on advances from stockholders	24,365	—	—	—	24,365
Change in fair value of derivative liabilities	(257,231)	—	—	—	(257,231)
Impairment of assets	6,855	—	—	—	6,855
Stock issued for services	23,250	—	—	—	23,250
Bad debt expense	135,953	—	—	—	135,953
Changes in Operating Assets and Liabilities
Prepaid expenses	(85,301)	—	—	—	(85,301)
Accounts payable and accrued liabilities	482,904	—	—	—	482,904
Accounts receivable	(91,603)	—	—	—	(91,603)
Gaming accounts receivable	(654,287)	—	—	—	(654,287)
Gaming accounts liabilities	435,771	—	—	—	435,771
Taxes payable	903,187	—	—	—	903,187
Other current assets	(2,304)	—	—	—	(2,304)
Customer deposits	138,359	—	—	—	138,359
Long term liability	26,059	—	—	—	26,059
Net Cash Provided by operating Activities	3,358,674	—	(60,267)	124,282	3,422,689

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(180,722)	—	—	—	(180,722)
Increase in restricted cash	(45,142)	—	—	—	(45,142)
Net Cash Used in Investing Activities	(225,864)	—	—	—	(225,864)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	165,925	—	—	—	165,925
Repayment of bank loan	(109,104)	—	—	—	(109,104)
Proceeds from debentures and convertible notes, net of repayment	591,202	—	—	—	591,202
Repayment to stockholders, net of advances	(77,398)	—	—	—	(77,398)
Net Cash Provided by Financing Activities	570,625	—	—	—	570,625

Effect of change in exchange rate	536,001	—	60,267	(124,282)	471,986

Net decrease in cash	4,239,436	—	—	—	4,239,436
Cash – beginning of the year	2,230,422	—	—	—	2,230,422
Cash – end of the year	$6,469,858	$—	$—	$—	$6,469,858

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

4. Acquisition of betting software technology; offline and land-based gaming assets

Odissea Betriebsinformatik Beratung GmbH (“Odissea”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Odissea SPA”), which closed on July 1, 2016, with the former shareholders of Odissea organized under the laws of Austria. Odissea operates a proprietary betting operating system. Pursuant to the agreement, the Company issued 1,096,525 shares of common stock in consideration for 100% of the issued and outstanding shares of Odissea. As a result of this acquisition, the former shareholders of Odissea now hold approximately 15.57% of the issued and outstanding shares of common stock of the Company.

Pursuant to the Odissea SPA, upon completion of certification of the betting operating system by Italy’s online gaming and betting regulator, Agenzia delle Dogane e dei Monopoli (“ADM”) which was obtained on June 30, 2017, the former shareholders of Odissea have an option to resell to the Company 50% of the shares of common stock issued in consideration for the purchase price (or 548,263 shares) at a fixed price of USD $4.00 per share (the “Odissea Put Option”). As of the date of this report, the Odissea Put Option has been extended indefinitely by mutual consent.

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

Ulisse GmbH (“Ulisse”) Acquisition

On June 30, 2016, the Company entered into a Share Exchange Agreement (“Ulisse SPA”), which closed on July 1, 2016, with the former shareholders of Ulisse organized under the laws of Austria. Ulisse operates a network of approximately 172 land-based agency locations. Pursuant to the agreement, the Company issued 416,400 shares of common stock in consideration for 100% of the issued and outstanding shares of Ulisse.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

Pursuant to the Ulisse SPA, the purchase price was subject to an adjustment equal to two times earnings before income taxes calculated on a pro rata basis from the closing date upon completion of the ADM license tender auction. The former shareholders of Ulisse were also permitted to exercise an option to resell to the Company 50% of the shares of common stock (or 208,200 shares) issued in consideration for the purchase price at a fixed price of USD $4.00 per share (the “Ulisse Put Option”).

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to EUR 10 million (approx. U.S. $11.7 million). The purchase price adjustment was paid half in cash of EUR 5 million (approx. U.S. $5.85 million) and the Company issued 591,950 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $9.44 per share on May 31, 2018.

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the former shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). On June 22, 2018, the Company repurchased and retired the balance of 255,000 shares issued to the Multigioco former shareholders in consideration for the purchase price at a fixed price of USD $4.00 per share in exchange for EUR 510,000 (approx. U.S. $595,000).

5. Intangible Assets

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017	Life (years)
Betting Platform Software	$1,685,371	$1,685,371	15
Ulisse Bookmaker License	9,727,914	—	—
Land-based licenses	961,756	967,224	1.5 - 7
Location contracts	1,000,000	1,000,000	5 - 7
Customer relationships	870,927	870,927	10 - 15
Trademarks/names	110,000	110,000	14
Websites	40,000	40,000	5
	14,395,968	4,673,522
Accumulated amortization	(1,867,988)	(1,415,799)
Balance	$12,527,980	$3,257,723

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

6. Restricted Cash

Restricted cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against our operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations. In addition, the Company maintains a $1 million deposit at Metropolitan Commercial bank held as security against a $1 million line of credit. See Note 8.

7. Other long-term liabilities

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

8. Line of Credit – Bank

The Company maintains a $1 million secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1 million security deposit. See Note 6. At December 31, 2018, the Line of Credit had an outstanding balance of $750,000.

9 Liability in connection with acquisition

Liability in connection with acquisition represent non-interest-bearing amount due by the Company’s subsidiaries toward the purchase price as per a purchase agreement between Newgioco Srl and the Company’s subsidiaries. An officer of the Company owns 50% of Newgioco Srl. In connection with the Multigioco Acquisition, on June 22, 2018 the Company paid the amount due to Newgioco Srl in full.

10. Related party transactions and balances

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

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

In August 2016, 2336414 transferred its interest in Paymobile to Zoompass Holdings, Inc a Nevada corporation (“Zoompass”). On March 31, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with 2336414, Paymobile and a director of 2336414. Pursuant to the terms and conditions of the Settlement Agreement, the Company received 2,500,000 shares of common stock of Zoompass and Paymobile agreed to discharge debt and interest of approximately CDN $210,000 due under the promissory note. The investment in Zoompass has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in value recorded to earnings. In connection with the settlement, the Company recorded a gain on litigation settlement of $516,120 in the first quarter of 2018. See also Note 14.

On December 31, 2017, the Company recorded an impairment of $1 for the shares of Banca Veneto held.

For the year ended December 31, 2018, the Company recorded a loss of $75,000 related to the investment in Zoompass.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

12. Stockholders’ Equity

On November 28, 2017, the Board of Directors approved a 2-for-1 forward split of our common stock. The common stock dividend payment date was December 20, 2017 to stockholders of record as at December 18, 2017.

In May 2018, the Company repurchased and retired 416,400 shares issued in June 2016 to the Ulisse former shareholders. In addition, 591,950 new shares were issued to the Ulisse former shareholders based on the purchase price adjustment of Ulisse per the Ulisse SPA.

In May 2018, the Company repurchased and retired 255,000 shares issued to the Multigioco former shareholders in exchange for EUR 510,000 (approx. U.S. $595,000) based on the stock purchase agreement between the Company and Multigioco dated August 15, 2014.

On May 18, 2018, a warrant holder exercised warrants on a cashless basis and was issued 25,136 shares of the Company’s common stock.

In connection to the debenture units issued in the second quarter of 2018, the Company issued an aggregate of 215,008 shares of common stock at 100% of the market price to the debenture holders. See also Note 13.

In connection to the debenture units issued in the first quarter of 2018, the Company issued an aggregate of 13,875 shares of common stock at 100% of the market price to the debenture holders. See also Note 13.

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

13. Debentures and Convertible Notes

The conversion price of the convertible notes issued in February 2016 and April 2016 per share of common stock has been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017 and the 8 for 1 reverse stock split effective December 12, 2019.

February 2016 and April 2016 Convertible Notes

In February 2016, the Company consummated the transactions contemplated pursuant to a securities purchase agreement with an unaffiliated private investor, to raise up to $750,000. The Company received gross proceeds from the initial private placement of $600,000. On April 4, 2016, the Company received the balance of gross proceeds, or $150,000, less legal expenses of $15,000. In addition, the Company paid $75,000 in commission. Pursuant to the securities purchase agreement, the Company also issued a warrant to purchase up to 40,761 shares of Company’s common stock at an exercise price of $4.60 per share. The notes issued pursuant to the offering bear an interest rate of 12% per annum and were due in one year. The Company continued to accrue interest at 22% past the due date. The notes were guaranteed by Confidi Union Impresa, an unrelated party.

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

On May 18, 2018 the investor exercised the warrant to purchase up to 40,761 shares of the Company and received 25,136 shares on a cashless basis. See Notes 12 and 16.

First Quarter Debentures

On February 26, 2018, the Company issued debentures units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lessor of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 20 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 (USD $521,900) debentures and received warrants to purchase up to 20,937.5 shares of the Company’s common stock and 13,875 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share. In addition, the Company paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the Warrants issued to investors in the February 2018 Private Placement.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

13. Debentures and Convertible Notes (Continued)

Second Quarter Debentures

In April 2018, the Company issued debentures units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lessor of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 20 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 (USD $105,200) debentures and received warrants to purchase up to 4,218.75 shares of the Company’s common stock and 2,700 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the April 2018 Private Placement.

On April 19, 2018, the Company re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lessor of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 20 shares of restricted common stock. The investors in the April 19, 2018 Debentures received an aggregate principal amount of CDN $1,436,000 (USD $1,118,600) debentures, warrants to purchase up to 44,875 shares of the Company’s common stock and 28,720 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share.

On May 11, 2018, the Company issued debentures units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a note in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lessor of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 20 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 (US $102,000) debentures and received warrants to purchase up to 4,093.75 shares of the Company’s common stock and 2,620 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share. In addition, we paid finders fees equal to 5% of the gross proceeds in cash plus 5% in broker warrants with like terms as the warrants issued to investors in the May 11, 2018 Private Placement.

On May 31, 2018, the Company closed a private placement offering of up to 7,500 units and entered into Subscription Agreements (the “Agreements”) with certain accredited investors (the “May 31, 2018 Private Placement”). The units were offered in both U.S. and Canadian dollar denominations. Each unit sold to U.S. investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”), (ii) 26 shares of our common stock and (ii) warrants to purchase up to 135.28 warrants shares of our common stock (the “U.S. Warrants”). Each unit sold to Canadian investors was sold at a per unit price of CND $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of CND $1,000 (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 20 shares of our common stock and (ii) warrants to purchase up to 104.06 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”).

The May Warrants are exercisable at an exercise price of $4.00 per share and expire two years after the issuance date.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

13. Debentures and Convertible Notes (Continued)

The U.S. investors in the May 31, 2018 Private Placement purchased a total 3,268 units and the Company issued U.S. Debentures in the principal amount of $3,268,000 and Canadian investors purchased 4,800 units and we issued Canadian Debentures in the principal amount of CDN $4,800,000 (US $3,739,200). In addition, investors received May Warrants to purchase up to 804,757.75 shares of the Company’s common stock and 180,968 restricted shares of common stock.

In connection with the May 31, 2018 Private Placement, the Company paid finders fees equal to 5% of the gross proceeds in cash plus broker warrants to purchase 5% of the number of May Warrants sold to investors. The broker warrants had like terms as the May Warrants issued to Investors in the May 31, 2018 Private Placement.

One of the investors, Mr. Harold Wolkin, through his company, Princeville Capital, purchased 200 Canadian units on May 31, 2018. Mr. Wolkin received 4,000 shares of common stock and Canadian Warrants to purchase up to 20,812.50 of the Company’s common stock at an exercise price of $4.00 per share which May Warrants expire on May 31, 2020. Mr. Wolkin has since become a director of the Company and has been elected as Chairman of the Board and Chair of the Audit Committee.

In addition, on June 18, 2018, the Company received proceeds from the second closing of the May 31, 2018 Private Placement and issued U.S. Debenture in the principal amount of USD $950,000 and Canadian Debentures in the principal amount of CDN $9,500 (approx. U.S. $7,455) net of commissions with identical terms of the May Debentures. In addition, the Company also issued two-year May Warrants to purchase up to 136,842.25 shares of the Company’s common stock at an exercise price of $4.00 per share.

Warrants issued in relation to the debentures and notes are discussed in Note 16.

14. Promissory Notes Payable – Other

In December 2014, the Company received a promissory note in the principal amount of CDN $500,000 (approx. U.S. $390,000) from Paymobile a subsidiary of 2336414 of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On March 31, 2018, the Company entered into the Settlement Agreement with 2336414, Paymobile and Zoompass. Pursuant to the terms and conditions of the Settlement Agreement, CDN $210,000 (approx. U.S. $160,000), in principal and accrued interest was forgiven and written off. See Note 11.

15. Bank Loan Payable

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

16. Warrants

The exercise price of the warrants and the number of warrant shares exercisable have been retroactively restated to reflect the 2-for-1 forward stock split effected on December 20, 2017 and. The 8 for 1 reverse stock split on December 12, 2019.

In February 2016, pursuant to a securities purchase agreement, the Company issued warrants to purchase up to 32,608.75 shares of the Company’s common stock at an exercise price of $4.60 per share in connection with the February 2016 convertible promissory note which may be exercised by the warrant holders between August 28, 2016 and February 28, 2019. In April 2016, the Company issued warrants to the same holders to purchase up to 8,152.25 shares of the Company’s common stock at an exercise price of $4.60 per share in connection with the April 4, 2016 convertible promissory note which may be exercised by the warrant holder until April 4, 2019 (See Note 13).

On May 18, 2018, the warrant holder exercised warrants to purchase 25,136 shares of the Company’s common stock on a cashless basis.

On April 4, 2016, the Company issued warrants to purchase up to 15,555 shares of the Company’s common stock at an exercise price of $4.60 per share which may be exercised by the warrant holders until April 4, 2019. The warrants were issued to placement agents in relation to securing the February 29, 2016 and April 4, 2016 convertible promissory notes (See Note 13).

In connection with the private placement agreements entered into with accredited investors between February 26, 2018 and May 31, 2018, for each USD $1,000 debenture unit the Company issued two-year warrants to purchase up to 135.28 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 104.06 shares of the Company’s common stock at an exercise price of $4.00 per share. (See Note 13)

The fair value of the warrants was calculated using the Black-Scholes model on the date of issuance and was recorded as debt discount, which has been amortized as interest expense over the life of the debt.

The following assumptions were used to calculate the fair value at issuance for the warrants outstanding at December 31, 2018:

Exercise Price/share at Issuance	$4.00 - $4.60
Common Stock Price/share	$2.08
Volatility	459%
Term (Years)	1.37 years
Dividend Yield	0%
Interest Rate	0.91%
Forfeiture Risk	0%

A summary of warrant transactions during the year ended December 31, 2018 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Life
Outstanding at December 31, 2016	58,491	$4.60	2.13
Issued	20,250	$4.00	2.00
Exercised	—	—	—
Expired	(2,175)	—	—
Outstanding at December 31, 2017	76,566	$4.32	1.37
Exercisable at December 31, 2017	70,191	$4.48	1.21
Issued	1,095,883	$4.00	2.00
Canceled	(27,000)	$5.00
Exercised	(40,761)	$4.60
Expired	(15,555)	$4.60
Outstanding at December 31, 2018	1,089,133	$4.00	1.41
Exercisable at December 31, 2018	1,089,133	$4.00	1.41

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

18. Income Taxes (continued)

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% during 2018 and 2017, respectfully, to the Company’s effective tax rate is as follows:

	December 31, 2018	December 31, 2017
U.S. Statutory rate	$(530,472)	$848,403
Tax rate difference between Italy, Austria, Canada and U.S.	(394,401)	(428,353)
Change in Valuation Allowance and adjustments	1,311,040	535,782
Permanent difference	716,534	17,092
Income tax expense	$1,102,701	$972,924

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

19. Subsequent Events

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

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

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

Copies of the Corporate Governance guidelines and amended Code of Business Conduct are available on our websitewww.newgiocogroup.com, under “Investor Relations” and are incorporated by reference to this Annual Report on Form 10-K/A. We will provide a copy of the Code of Business Conduct to any person without charge, upon request. Requests can be sent to: Newgioco Group, Inc., Suite 701, 130 Adelaide St. W., Toronto, Ontario M5H 2K4, Canada, Attention: Chief Executive Officer.

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

Fees and Equity Awards for Non-Employee Directors

On August 28, 2018, we adopted a formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to annual cash retainer fees paid on a monthly basis as follows:

•	Director cash retainer fee: $40,000
•	Committee Chair fee: $36,000
•	Non-Executive Chairman of the Board fee: $36,000

In addition to the cash retainers paid and described above, each non-executive director is entitled to receive:

A restricted stock unit (RSU) Grant (18,750 RSUs) as follows:

(1) Year 1: 1-12 Months	RSU Grant: 0
(2) Year 2: 13-24 Months	RSU Grant: 9,375 Vest: 1/12 month
(3) Year 3: 25-36 Months	RSU Grant: 9,375 Vest: 1/12 month

An annual stock options grant (at each re-election date) as follows:

•	Options: 12,500
•	Vesting: 1/12 months

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Directors and Executive Officers
Michele Ciavarella(2)(3)	4,360,530	45.18%
Gabriele Peroni	676,194	7.01%
Luca Pasquini	675,451	7.00%
Alessandro Marcelli	375,000	3.89%
Harold Wolkin(4)	42,125	*
Russ McMeekin	15,250	*
William Rutsey	6,250	*
Elizabeth J. MacLean	—	—
Beniamino Gianfelici	375,000	3.89%
Frank Salvagni	125,468	1.30%
Ralph Garcea	—	*
All current executive officers and directors as a group (8 persons)	6,651,268	68.9%
5% or Greater Stockholders
Gold Street Capital Corp.(3)	4,360,530	45.18%
Gabriele Peroni	676,194	7.01%
Luca Pasquini	675,451	7.00%
Mississaugas of the New Credit First Nation(5)	667,250	6.91%

*less than 1%

(1)	Based on 9,652,140 shares of common stock outstanding on March 7, 2019.
(2)	The shares are held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella.
(3)	Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.
(4)	Includes 1,375 shares of common stock owned by Princeville Capital Corp. Mr. Wolkin is the President of Princeville Capital Corp and his wife is the Vice President of Princeville Capital Corp. Also includes 2,135 shares of common stock held by Harold and Shelley Wolkin as JTWROS.
(5)	Stacey LaForme is the Chief of Mississaugas of the New Credit First Nation and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for New Credit First Nation is 2789 Mississauga Road R.R. #6, Hagersville, Ontario N0A 1H0.

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

On January 30, 2019, we acquired all of the issued and outstanding ordinary shares of Virtual Generation Limited, a company organized under the laws of Republic of Malta (“VG”) that owns and has developed a virtual gaming software platform (“VGS”), together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. The sellers included Mr. Luca Pasquini, our Chief Technology Officer and a member of our board of directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% of the issued and outstanding shares of Naos). On the closing date of the transaction we paid to each of Messrs. Pasquini and Peroni EUR 21,600 (approx. U.S. $24,660) in cash, issued to each of them 6,490 shares of our common stock and issued to each of them a note in the principal amount of EUR 478,400 (approx. U.S. $546,190).

During the year ended December 31, 2018, we and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, we repurchased and retired the shares issued in June 2016 with a purchase price adjustment to EUR 10 million (approx. U.S. $11.7 million). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of EUR 5 million (approx. U.S. $5.85 million) and we issued 591,950 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $9.44 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our VP Technology and member of our Board of Directors; Gabriele Peroni, our VP Business Development and France Salvagni, our VP of Land-based Operations. “Ulisse Put Option” refers to the option granted to Ulisse shareholders to resell to us 50% of the shares of common stock 208,200 shares of common stock issued in consideration for the purchase price at a fixed price of USD $4.00 per share.

During the year ended December 31, 2018, we and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). On June 22, 2018, we repurchased and retired the balance of 255,000 shares of common stock issued to the Multigioco sellers in consideration for the purchase price at a fixed price of USD $4.00 per share in exchange for EUR 510,000 (approx. U.S. $595,000).

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

Mr. Harold Wolkin, the Chairman of our Board of Directors, through his company, Princeville Capital, purchased 200 Canadian units on May 31, 2018 in our private placement that was consummated in May 2018. Mr. Wolkin received 4,000 shares of common stock and Canadian Warrants to purchase up to 20,812.50 shares of our common stock at an exercise price of $4.00 per share which expire on May 31, 2020. Mr. Wolkin has since become a director of the Company and has been elected as Chairman of the Board and Chairman of the Audit Committee.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
4.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)
4.2	Form of Subscription Agreement between the Company and the Investors (United States Dollar) (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.3	Form of Subscription Agreement between the Company and the Investors (Canadian Dollar) that includes the Form of Debenture and Form of Common Share Purchase Warrant Certificate (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.4	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.2	Form of Note (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.4	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.5	Form of Share Exchange Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on August 25, 2016)
10.6	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.7	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.8	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 8, 2017)
10.9†	Employment Agreement between the Registrant and Elizabeth MacLean dated November 30, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 3, 2018)
10.10†	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.11	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	NEWGIOCO GROUP, INC.

By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer

Date: May 15, 2020	By: /s/ Mark Korb
Mark Korb Chief Financial Officer