Form 10-K
period 2019-12-31
Newgioco Group, Inc.
filed 2020-07-02
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-50045

NEWGIOCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	7372	33-0823179
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

130 Adelaide Street West, Suite 701

Toronto, Ontario, Canada M5H 2K4

+39-391-306-4134

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NWGI	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $15,697,029.

As of June 25, 2020, there were 12,332,996 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

COVID-19 EXPLANATORY NOTE

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak (the “Order”). Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on March 12, 2020 (the “Form 8-K”) indicating our intention to rely upon the Order with respect to the filing of this Annual Report, which would have otherwise been required to have been filed by March 30, 2020 and which due date was extended under the Order until May 15, 2020

The Company has been unable to meet the extended deadline to file its Annual Report on Form 10-K as allowed by the Order. The travel restrictions imposed by the governments in Italy, the USA and other European countries prevented Company Officers and management as well as professional staff of our independent public accounting firm from travelling to our office locations located in Italy to compile and review information necessary to complete our filing within the extended time period allowed by the SEC by the Order, without unreasonable effort or expense due to circumstances related to the COVID-19 pandemic.

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company has temporarily closed approximately 150 betting shop locations throughout Italy. The closing of physical betting shop locations does not affect the Company’s online and mobile business operations which may prove to mitigate some of the impact. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results.

See Risk Factors contained in this Annual Report on form 10-k for additional risk factors related to the impact of the COVID-19 pandemic.

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

In this Form 10-K, unless the context indicates otherwise, references to the “Company,” “Newgioco,” “we,” “us” and “our” refer to Newgioco Group, Inc., a Delaware corporation formed in 1998, and, where appropriate, its subsidiaries, Ulisse GmbH, a company organized under the laws of Austria, Odissea Betriebsinformatik Beratung GmbH, a company organized under the laws of Austria, Multigioco Srl., a company organized under the laws of the Republic of Italy, Rifa Srl, a company organized under the laws of the Republic of Italy, Newgioco Group, Inc. (Canada), a company organized under the Canadian laws, Virtual Generation Limited, a company organized under the laws of Republic of Malta and its holding company, Naos Holding Limited, a company organized under the laws of Republic of Malta, Elys Technology Group Limited, a company organized under the laws of Republic of Malta, and Newgioco Colombia SAS, a company organized under the laws of Colombia.

PART I.

ITEM 1. BUSINESS

Company Overview

We are an international, vertically integrated commercial-stage company engaged in two principal aspects of the leisure gaming industry as (1) a business-to-consumer (“B2C”) licensed retail gaming operator (known as an “Operator”) offering our products through two sales distribution channels in (i) retail land-based or on-site physical venues and (ii) online through PC, tablet and mobile distribution, and (2) as a business-to-business (“B2B”) betting technology provider (known as a “Provider”) offering our proprietary betting technology either (1) directly to licensed operators or (2) through value-added re-sellers or systems integrators in the leisure betting industry.

As an Operator in the regulated Italian leisure betting market, we operate on a single-tier distribution strategy by collecting wagers on leisure betting products including a variety of lottery, casino gaming and sports bets through two channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can play online through PC’s situated at each venue, and (ii) land-based through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.). We currently provide our gaming services through our subsidiaries, Multigioco Srl (“Multigioco”), Rifa Srl (“Rifa”), and Ulisse GmbH (“Ulisse”). These operations are carried out under both land-based and online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”), and our Austrian Bookmaker license, that permit us to distribute leisure betting products such as sports betting, lotto tickets, virtual sports betting, online poker and casino gaming products through both physical, land-based retail locations as well as online through our licensed principal website www.newgioco.it or commercial webskins linked to our principal website and through mobile devices.

In Italy, our gaming products and services are offered to customers at the following three venues:

●	Agency or Negozio Sportivo (translated as Sporting Store): An agency is an arcade location that is a gaming only venue meeting strict regulatory standards and must have at least 70% of its square-footage dedicated specifically to gaming space. Each agency must have a cash cage for the primary purpose of gaming and gaming related transactions serving an indefinite number of anonymous walk-in customers.
●	Corner or Punto Sportivo (translated as Sporting Point): A corner is distinguished from an agency insofar as the principal business situated at the location is an activity that is primarily different from gaming (such as a coffee shop or bakery) with a terminal connected to the ADM network. The primary purpose of such facility is not gaming, but rather, there is only a small ‘corner’ for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming where gaming transactions are collected and processed by a counter clerk.
●	Web-shop (“web cafe” or “websites”) or Punti Virtuali di Recarica (“PVR”) (translated as Virtual Reload Points): A web-shop is a physical location where computers are connected to the internet and directed to our website where customers may also make cash deposits that are credited electronically to their online gaming accounts (i.e., virtual account reloading). Customers can play games and wager through their online account while at the web-shop that is under contract to promote our websites or just re-load their gaming account and play remotely through a PC, tablet or mobile device.

We currently service approximately 68,000 online user accounts and an indeterminate number of walk-in customers at a combination of the three types of venues: 1,200 web-cafés (or “web-shops”), 7 corners and 130 agency locations.

As a global gaming technology Provider, we own and operate a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management and a built-in sports book. As a Provider, we employ a multi-tier distribution strategy on both a direct to customer channel and on a Software-as-a-Service (“SaaS”) basis.

The Platform is certified by the ADM and the Malta Gaming Authority (“MGA”) in Malta and is owned by our subsidiary Odissea Betriebsinformatik Beratung GmbH (“Odissea”). The software architecture was developed and built on the latest Microsoft.Net Core framework, supporting both online customer gaming accounts as well as land-based bet processing capability with multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) backed by a real-time customer relationship management (“CRM”) and business intelligence (“BI”) program for streamlined cross-platform marketing as well as a synchronized financial accounting processes. Data is communicated directly to on-the-ground sales and marketing agents that manage and maintain both our online and land-based retail distribution. The Platform allows our independent B2B and white-label end users to (i) rapidly and effectively model their gaming businesses and client gaming accounts, (ii) monitor and analyze performance on an ongoing basis, (iii) share dashboards, and (iv) generate management reports all within a fully integrated solution. In addition, our clients can use the built-in artificial intelligence and adaptive business intelligence modules to evaluate actual performance and leverage insights from analytics to make informed, timely decisions to drive future business. The unique ’shop-client’ architecture of the Platform to our knowledge, is the first of its kind in the leisure betting industry. Elys was built around the specific needs of leisure betting operators and proven through our existing Multigioco distribution throughout Italy.

On January 30, 2019, we expanded our operations with our acquisition of Virtual Generation Limited (“VG” or “Virtual Generation”), which owns and has developed a virtual gaming software platform (“VGS”), and its holding company, Naos Holdings Limited (“Naos”). VG is a Gaming Laboratories International (“GLI”) certified virtual sports and gaming software developer with a portfolio of products, including greyhound and horse racing; league play football (i.e., soccer); keno; and American Roulette. In addition, VG’s platform allows for customization for country-specific sports generation including applications in Latin American and African markets as well as unique tribal games tailored for the U.S. tribal gaming market. VG’s operations have grown in the highly competitive virtual sports market to approximately 18.5 million bet tickets sold in 2019. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Organizational Structure

Our operations are carried out through three geographically organized groups: (i) an operational group which is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration and risk management trading in Naples and Teramo, Italy and San Gwann, Malta; (ii) a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and (iii) a corporate group which is based in North America and operates out of our principal executive offices in Toronto, Canada and satellite offices in Fort Lauderdale and Boca Raton, Florida through which we carry out corporate activities, handle day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

Our revenue streams primarily consists of transactional income and service revenue. Through our subsidiaries Multigioco acquired on August 15, 2014, Rifa acquired January 1, 2016 and Ulisse acquired July 1, 2016, we generate transactional revenue through collection of bets from sports wagering and gaming from online betting and land-based betting shops located throughout Italy, and through our subsidiary, Odissea acquired July 1, 2016, we generate service revenue generated from providing our Platform services to third party operators on a B2B basis. In addition, our revenue during the year ended December 31, 2019 included revenue generated by VG acquired January 30, 2019, for 11 months of the year ended December 31, 2019, consisting of royalties invoiced for the sale of virtual games through authorized agents. We generated revenue of $35,583,131 for the year ended December 31, 2019 and $34,575,097 for the year ended December 31, 2018, respectively, substantially all of which was generated from revenue from operations or services provided in Italy. For the years ended December 31, 2019 and 2018, net gaming revenues represented 98.9% and 99.2%, respectively of our revenue and Platform and service revenue represented 1.1% and 0.8%, respectively of revenue. We also formed a non-operating subsidiary Newgioco Group, Inc in Canada on January 17, 2017 for potential future operations in Canada, Elys Technology Group, Limited in Malta on April 4, 2019 for future opportunities, and on November 26, 2019 we formed Newgioco Colombia SAS to develop our operations through South and Central America.

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

Our Strengths

We believe we have established ourselves as one of the leaders in the Italian leisure betting market. Below are our strengths that we believe should enable us to capture a meaningful share of the United States and global leisure betting market:

●	Highly Differentiated Technology Platform. Built from the ground-up, the Platform is designed to be a highly flexible and robust sportsbook engine able to cope with the demands of today’s betting operators and players. The Platform is designed as an industry specific ‘shop-client’ architecture and can offer any type of sport (or non-sport) event and any type of betting market (i.e., soccer, football, basketball, hockey, baseball, tennis, etc.) in both pre-match and in-game modes across both fixed-odds (player versus bookie) and pool (player versus player) styles and manage the risk for each individual transaction through all channels (i.e., online or land-based). Our proprietary Platform is designed to address the independent operator’s ability to compete against larger and more established franchise operators effectively and inexpensively as it is designed to allow management of bet risk of each transaction at each location from which a bet is placed.
●	Market Momentum. We believe that our unique ‘shop-client’ designed Platform is gaining momentum in the Italian leisure betting market with our fully integrated shop-client based Platform architecture with integrated gaming account, artificial intelligence and business intelligence modules. We currently have approximately 68,000 online user accounts and an indeterminate number of walk-in customers through the three distribution methods: 1,200 web-cafés (or “web-shops”), 7 corners, and 130 agency locations.
●	Scalable Platform at Minimal Cost. Our Platform is highly scalable. Expansion of the Platform under our existing infrastructure requires little to no additional overhead and should create in-house efficiencies for our corporate operations and for our agents and operator clients. Many of the inherent functions and features of our ADM Platform certification in Italy have received prior approval and adhere to multi-jurisdictional standards which in our view will enable us to receive certification in new markets and expand into new markets in a timely manner.
●	Growing Industry. Online gambling is growing in popularity. Gamblers worldwide increasingly prefer Internet and mobile channels for their betting activities due to the ease of access offered and safety provided. Extensive usage of digital processes and growing bettor demand is driving the market for online betting platforms. Recent liberalization and state-by-state legislation in the United States has resulted in new opportunities in the United States sports betting market. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers. We further anticipate the first select states (i.e., Nevada, Delaware, New Jersey, Mississippi, West Virginia, Pennsylvania, Rhode Island, Montana, New Mexico and others) to provide the regulatory framework and foundation for other states and locations to build upon.
●	Highly Experienced Senior Management Team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management have more than 20 years of relevant industry experience.

Development of Foreign Markets

●	The U.S. Sports Betting Market. Until 2018, the Interstate Wire Act of 1961, combined with the Professional and Amateur Sports Protection Act of 1992 (“PASPA” or the “Bradley Act”), prohibited sports betting in the U.S. in all but four grandfathered states (Montana, Oregon, Nevada, Delaware). In May 2018, the U.S. Supreme Court overturned PASPA in a 6-3 decision that found the law conflicted with the Tenth Amendment leaving individual states to decide whether to allow its residents to bet on sports. Many states are expected to move quickly to establish sports betting as a means to increase their respective capital resources. While several states have recently passed legislation to allow online gambling, we believe that the U.S. sports betting market will take 5 – 10 years to fully develop. We believe that the United States represents a large addressable market opportunity for us with our Elys betting Platform in addition to developing new opportunities in Canada, South America, Africa as well as several European countries.
●	Mergers and Acquisition in the Global Gaming Industry. In an effort to scale and grow the business, we intend to evaluate potential acquisitions that can be easily integrated into our business. Our recent acquisition of VG is expected to allow us to expand our product offerings in additional countries. The global gaming industry is still very much fragmented. There has been a significant number of noteworthy consolidations such as: (1) The Stars Group/SkyBet (July 2018) and CrownBet/William Hill Australia (April 2018); (2) Paddy Power/Betfair (February 2016) and with Stars Group (April 2020); (3) GVC/BWIN Ladbrokes/Coral (March 2018), DraftKings/SBTech (April 2020); and (4) in lottery concentration (IGT/GTECH (April 2015); as well as others such as Pollard/Innova (July 2017); NYX Gaming Group/Scientific Games (January 2018) which we believe provides us with an opportunity to capitalize on the acquisition of smaller operators forced to compete against newly formed larger players.

Further Penetration in the Italian Market

●	Acquisitions of Smaller Operators. Government legislated consolidation of the regulated Italian lottery and gaming market have driven smaller regional operators in Italy to our licensed brand “New Gioco” TM in both the online and land-based sales channels. The Italian regulated gaming market is the largest in the European Union (“EU”) and is extremely fragmented. Recent new regulations in Italy have made it more difficult for smaller regional operators throughout Italy to operate and we believe that our innovative and cost-effective Platform is an attractive alternative for such smaller regional operators throughout Italy that will not be able to maintain the new standards set out by the Italian regulator on their own.
●	Organic Growth. The Italian online gaming market continues to drive substantial growth in our core operations. From January 1, 2019 through December 31, 2019, we increased the number of webshop locations we operate in Italy from approximately 1,000 to approximately 1,200 and believe that there is ample room for continued growth in the Italian market.

Development in U.S. Market

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a SaaS basis to several potential independent commercial and tribal casino and gaming operators throughout the United States following a 2018 U.S. Supreme Court decision. We have analyzed the technical specifications checklist supplied by Gaming Laboratories International (“GLI”) to verify that coding in our software meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in two phases as follows: (1) the first phase in mid-July 2020, will last about six weeks for verification of retail functionality (such as POS and SSBT); and (2) the second phase will begin by October 2020 for the verification of mobile and website functionality. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate, we expect to be well-positioned to commence processing sports bets in the U.S. on a SaaS basis through our Platform.

As part of our multi-year business growth strategy, we made significant investments for expansion into new markets outside of Italy, including preparation of the platform for the GLI-33 certification, professional services, trade show marketing and brand promotion in the second half of 2018 and first half of 2019 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized US-based headquarters. In the third quarter of 2018, we also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well as allocating a software development team at Odissea for coding and submission of our Platform for GLI-33 certification to GLI for the U.S. market.

In March 2019, we entered into a five-year agreement with Fleetwood Gaming, Inc. for the exclusive rights to distribute our Platform at select non-tribal locations such as sports bars and taverns in the state of Montana. The multi-year agreement is expected to allow Fleetwood to install our Platform throughout Fleetwood's distribution network in Montana.

In April 2019, we entered into a five-year agreement with the Chippewa Cree Tribe in Box Elder, Montana to install our Platform at the Northern Winz Casino. In this regard, in September 2019, we transacted the first legal Class 1 real-money bet in the U.S. on Indian Horse Relay Racing and on December 21, 2019 on traditional Indian Stick Game. Class 1 betting represents traditional indigenous sporting events or games that are not classed as mainstream sports bets.

In October 2019, we engaged experienced U.S. bookmaker Kevin Slicker to lead the development of our U.S. designed betting platform and products and also entered into multi-year agreements with Handle 19, Inc. and Grand Central, LLC, two retail sports bar operators in Washington, DC to provide sports betting products and services in their establishments upon the completion of their licensing process.

The commencement of betting transactions in Montana and Washington, DC are subject to obtaining the required certification, licensing and approvals from the Gambling Control Division of the Montana Department of Justice and the District of Columbia Office of the Lottery and Charitable Games, respectively, which has not been determined as of the date of this annual report.

Products and Services and Distribution Methods

Betting Platform

We believe that our Platform, engineered and launched by our software development team at Odissea, is a highly efficient, cutting edge betting Platform technology that supports the processing of online client gaming account protocols as well as land-based betting protocols with seamless multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) and integrated with a real-time CRM and Business Intelligence program for streamlined cross-platform marketing as well as a synchronized financial accounting process.

Payment channels for both deposit and withdrawals online are as set forth below:

● Player indirect – meaning that the customer makes a deposit indirectly to their gaming account through a licensed agent (such as a cash deposit to their gaming account at a web-shop counter (e-credit to player account)).

● Player direct – meaning that the customer makes a deposit directly to their own gaming account through one or more of the following methods:

● Credit Card;

● ATM/Debit card;

● Bank Wire;

● Postal Money Order; and

● e-wallet or e-credit transfer.

Payment channels for both play of wagers and settlement of winnings at the land-based or retail agency or corner counter is as follows:

● Player direct – meaning that the customer pays for the wager in cash and accepted debit or credit cards.

We currently employ a customizable client-focused and cost-effective “hands-on” method, rather than a “general approach” to our Platform design with the goal of empowering our player-facing agents and employees to enhance the players’ experience by allowing personalized dashboard design and customer care for all customer call-ins to our service agents. We believe that this strategy has been highly effective in the Italian retail betting market and has been instrumental in increasing our revenues, net earnings and player retention.

Gaming Product Offerings

Our online sales channel (websites and web-shops) offers a full suite of gaming products that can be played in both real-money or free-play modes which include:

● Sports Betting: Considered the largest and most well-known industry segment offering both pre-match and live in-game betting events on a wide variety of sports.

● Online Casino: includes the following:

● Traditional Online Casino Games: Automated (using random number generated (“RNG”)) casino games such as roulette, blackjack and baccarat and slot machines.

● Live Online Casino Games: Table games broadcast via live video stream with real dealers and croupiers that simulate the atmosphere of a physical casino.

● Poker: Texas Hold’em and Omaha in both cash and tournament formats.

● Bingo and Skilled and Interactive Games: Games that are programmed with a random number generator to ensure constant fairness for all parties. These games include card games such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).

● Virtual Sports Betting: Various computer generated sport and racing events that are programmed with a RNG.

● Horse Racing: Live track horse racing events.

Our land-based locations generally offer only sports betting, virtual sports betting, horse racing and physical slot machines.

Current Markets, Other Services and Facilities

In addition to complementing gaming offerings originally provided by our acquired operators with our Newgioco branding, we intend to add new products and services with the assistance of gaming specialists, software providers and market research professionals, such as we have done with our acquisition of VG. We believe that we can generate additional revenues by establishing more marketing centers and web-shops.

We currently service approximately 68,000 online user accounts and estimate that our online user base will increase to over 100,000 in two years based on projections of both organic growth and acquisitions of existing operators. In addition, we also service an indeterminate number of walk-in customers at our physical locations throughout Italy. As we increase our customer base in Italy, our betting handle in our Italian operations reached approximately $454 million by the end of 2019. We also expect to begin to penetrate the U.S. market and expect to have approximately 3-5 SaaS operator customers with approximately 20,000 active end-users playing on our Platform in the U.S. in 2020. The increase in customers is expected to result in anticipated revenue growth of between 25-35% in 2020 and expected operating margins in the 10-15% range, as a result of an improvement in operating leverage.

Our client’s range in age from ages 18 through 79 and are a mix of 70% male and 30% female. In addition, we separate our revenue source by (a) sports betting, (b) casino and card game betting and (c) poker. Our in-house analysis indicates that sports betting and casino games are more popular than poker and other card games among our customer base. Furthermore, sports betting is our most profitable revenue stream yielding the highest percentage of our gross gaming revenue at 51% of revenues, which is representative of industry metrics when measured by completed sports seasons on a year over year basis. Our second largest source of revenue is currently casino followed by poker. We anticipate a shift in revenue in the future and that our largest source of our future revenue growth will be from SaaS, which is expected to have the highest gross margin followed by sportsbook, casino and poker.

Our internal analysis further indicates different gaming patterns among our male and female online users. Male players prefer sports-bets, while approximately 10% of them also explore casino and poker. Conversely, female players prefer casino and bingo while approximately 1% try our other games such as poker, sports-betting or lotteries.

Most of our users are currently located throughout Italy with the highest concentrations in larger centers such as Rome and Naples.

We expect that users from any operators that we acquire will continue to utilize our services and anticipate that any operators we acquire will have existing revenues from users who frequent their establishments and venues or use their websites. In addition to acquiring customers through the acquisition of operators, we intend to obtain additional licenses and pursue contracts and relationships with other operators that we believe will attract and secure new users as we increase our customer base globally.

Our revenue streams are as follows:

Gaming revenues

Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed which is representative of the point in time at which we have satisfied its performance obligation. In addition, we receive commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

Betting platform

Revenues from the Betting Platform include license fees, training, installation, and product support services. Revenue is recognized when transfer of control to the customer has been made and our performance obligation has been fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.

Mobile Browser Application

Based upon customer demand for improved performance, speed, and ease-of-use for sports betting on mobile devices, we engaged a dedicated internal team of engineers to this distribution channel and have already launched and intend to continue to launch several new and innovative features.

In June 2019, we launched our second-generation mobile browser based betting platform on our Elys Platform. The new mobile platform is dedicated to improving the user experience with respect to sports betting with a unique modular design that allows quick go-to-market with plug-and-play features, we have the ability to tailor the mobile app to each market, including specific look and feel features, while end users quickly get to the desired bet ticket with just few clicks. The new modular architecture of our second-generation mobile platform includes features inherent in the leading-edge Material Design framework developed by GoogleTM in 2014. Material Design is a visual language that synthesizes the classic principles of good design with the innovation of technology and science allowing the flexibility to quickly create new layouts for a variety of both enterprise brands and chain store locations, private brands and applications to add other features such as loyalty rewards for restaurants and cruise lines, push marketing for customer acquisition and retention and importantly, the ability to offer both online and land-based betting distribution under a variety of gaming regulations.

Our Websites

The ADM requires that all gaming websites be owned only by the license holder (Multigioco). We own our branded url (uniform resource locator) www.newgioco.it in accordance with the ADM licensing requirements and either directly operate our websites (main page - newgioco.it) and all white-label websites or alternatively contract the websites to third party agents or promoters operating webskin urls under the licensed main page.

Our main licensed gaming website, www.newgioco.it, currently processes live and virtual sports bets and mobile betting transactions through our Platform, while online casino and poker are provided under a third-party service provider agreement with Microgame SpA, and lotto products are provided by Lottomatica SpA. Odissea provides and operates all aspects of our online gaming website including servers, routers, software development (for the Newgioco branded website operations), sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and gaming related customer support needs.

Our main and white-label websites are tailored for the Italian gaming market. We maintain a web-based platform directly under the branded website www.newgioco.it which serves both players directly and web-shops (i.e., internet café’s). There are some variations in website style because we offer different services through distinctive marketing campaigns:

●	www.newgioco.it is mainly devoted to marketing for shops, including marketing with respect to campaigns, branding, and proposals/marketing for prospective operators to become a “Newgioco shop” and is the landing page for all white-label websites. A landing page refers to a webpage that is generally owned by a promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this main webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel its marketing through a subnet. In the case of Italy, the entire subnet (a subnet is a logical grouping of connected network devices; nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the ADM network (and all games offered through the network) must be certified and approved by SOGEI (an entity authorized to conduct such certification and approval by the Italian Ministry of Finance).

Our www.newgioco.it website offers wagering in many categories of sports events. We intend to capture a larger share of the Italian sports betting market by focusing on the Serie A, Serie B, and Serie C soccer matches as well as virtual sports betting, online poker, online casino and slots, skill games, and Italian horse racing through agent-based sales campaigns.

Our direct sales campaigns aimed at end users and agent based sales campaigns are offered through white-label pages or webskins that direct gaming transactions through our main website www.newgioco.it. We currently operate eleven such webskins as follows:

● www. originalbet.it	● www.timetobet.it
● www.lovingbet.it	● www.imperialbet.it
● www.clubgames.it	● www.gamesmart.it
● www.quibet.it ● www.782sport.it ● www.fullmatch.it	● www.mixbet.it ● www.betlive5k.it

●	webskins or white-label pages are dedicated to the end-user, or player, and focus on regional campaigns and gaming offerings directed at local players, such as welcome bonuses, poker rake rebate for poker players, etc. A white-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the promoter. The promoter earns fees based on a percentage of the handle (turnover) generated through their website.

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

The promoter does not have direct access to our client gaming accounts and is therefore not legally responsible or liable for maintaining gaming account balances. Instead, the licensor is legally responsible for compliance and client gaming account control such as anti-money laundering, know-your-client and minimum age restrictions, and is also required to ensure that all payouts due to players are credited to each players’ gaming account and are available to players within seven business days of the completion of the play.

In the Italian market, our websites are only published in Italian. We may include additional languages if we determine that such services are commercially viable and if we agree to pay the related development fees. We currently have plans to expand our websites to include additional languages in the future.

Although we have a diverse portfolio of product and service offerings through our websites, we intend to focus on creating in-house cost savings and synergies by undertaking strategic acquisitions of competing webskin operators and to operate them under our Newgioco branding. We intend to replicate our successful operational model developed in the regulated Italian market through the U.S. and into other international markets.

Intellectual Property

We do not own any patents or have any patent applications pending in Italy or any other jurisdiction. As a result of our acquisitions of Multigioco, Rifa and the gaming assets of Newgioco Srl, we obtained the rights to the domestic distribution brand known throughout Italy as New Gioco, and in July 2015, we obtained a trademark on the brand and logo for New Gioco.

As a result of the acquisition of Odissea, we obtained the intellectual property and technical know-how behind our Elys betting Platform.

We also have proprietary rights to a number of trademarks, service marks and trade names used in this annual report which are important to our business including “Aleabet”, “OriginalBet”, “LovingBet” and “Elys.”

Research and Development

We are continually updating the Platform and the products that we offer. We incurred expenses in the amount of $410,000 and $415,000 for each of the years ended December 31, 2019 and 2018, respectively for research and development. We expect that expenses we incur for development and improving our betting software to be continuous recurring research and development expenses.

Industry Overview

Overview of the Italian Leisure Betting Industry

Leisure betting describes consumer entertainment products such as purchase of lottery tickets, scratch off tickets, sports betting and online casino, which customers play on a daily or regular basis.

Gambling has been culturally rooted since Roman times, and as such, Italian gaming laws are governed by a well-defined set of regulations which are considered to be some of the most advanced and robust regulations in the world. The ADM has created a barrier to entry into the gaming industry in Italy through its implementation of processes and regulations aimed at consolidating and reducing the number of licenses including, but not limited to, increased insurance requirements, increased minimum number of locations, creating favorable conditions for operators such as Newgioco.

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

In addition to the repeal of PASPA, as of December 2019, four states, Delaware, Pennsylvania, Nevada and New Jersey, as well as the U.S. Virgin Islands, allowed online gaming, while other states have indicated their support for enacting laws authorizing land-based and/or online sports betting (including Mississippi, Oregon, Montana, Indiana, Iowa, New Hampshire, West Virginia, Rhode Island, New Mexico, Colorado, Washington and Illinois).

The global online gambling market is gaining popularity in Europe, the Middle East and Africa (EMEA) because online sports betting sites generate substantial revenues for governments. Their significant contribution to national revenues is encouraging several countries to legalize online gambling.

The global online gambling market is characterized by the presence of several vendors competing to gain market dominance. Some small vendors are operating only in specific product verticals such as casino and lottery, while other vendors are operating in multiple areas including poker and sports betting. The growth opportunity for these vendors is increasing due to the rise in the number of online gambling providers and improved access to the internet around the world, as well as the increase in the number of players.

Certain key vendors in the global online gambling market are:

● Bet 365 (Hillside Group);	● bet-at-home.com;
● The Stars Group (formerly Poker Stars);	● GVC Holdings;
● Paddy Power Betfair; (now merged with Stars Group);	● Ladbrokes Coral Group (now merged with GVC Holdings);
● DraftKings;	● GAN Limited
● 888 Holdings;	● IGT/GTECH Lottomatica SpA, and
● William Hill;	● Kindred (Unibet Group).

Other notable product vendors in the market also include Betsson, Gamenet/Intralot/Goldbet, Camelot Group, Genting UK, NetEnt, Playtech (acquired Snaitech), and Rank Group. See “Competition” below for additional information on major operators in Italy.

The sports betting segment is expected to grow with the increased popularity of global soccer sporting events such as the FIFA World Cup and ongoing global growth of cricket and rugby tournaments. In addition, online betting is popular in many sports events that take place around the globe including basketball, horse and greyhound racing, ice hockey, baseball, golf, tennis and American football. Sports betting is becoming more popular due to the expansion of wagering on these sports through online channels.

Competition

Competition in the leisure gaming industry is moderate with operators competing for customers in various geographic markets. These include online operations of “land- based” casino operators, poker rooms, sports/race books, bingo, skills games, lottery, betting exchanges as well as internet or web only based operators. The global reach of the internet together with the abundant supply of games and operators means that users can easily switch gaming platforms and operators, thereby increasing competition. Government and other regulations make it more difficult for operators to expand their footprint in certain markets leading to the consolidation of operators in such markets, while the easing of regulations in some markets has permitted more operators to expand to new marketplaces.

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

We face direct competition in Italy from established online gaming sites including:

●	GTECH (IGT/Lottomatica): focused on providing software and services in the Internet, lottery and sports betting market;
●	Snaitech: (recently acquired by Playtech) an Italian corporation that deals with the management of betting odds and horse racing contests;
●	Sisal: (wholly owned by CVC Capital Partners) one of the oldest Italian gaming companies offering Internet betting, lotteries, scratch to win, poker and casino, slots and arcade games;
●	GVC Holdings/BWIN: one of the largest online gaming companies in the world focused primarily on sports betting, as well as online casino and poker;
●	Ladbrokes/Gala Coral Group/Eurobet: a UK based betting and gambling company which was acquired by GVC Holdings in March 2018;
●	Bet365 (Hillside Media): a UK based online gambling company offering sports betting, poker, casino, games, and bingo, as well as video streams of sporting events;
●	PaddyPower/Betfair (Flutter Entertainment): is a London Stock Exchange listed company and a constituent of the FTSE 100 Index. The company is a bookmaking business created by the merger of Paddy Power and Betfair, and operates under various brands including Betfair, Paddy Power, Sportsbet, TVG and FanDuel;
●	The Stars Group (PokerStars): a Canadian online gaming company formerly known as Amaya Gaming Group produces and offers online gaming products and services including poker, casino and sportsbook through its online gaming division, Stars Interactive under the brands PokerStars, PokerStars Casino, BetStars and Full Tilt Poker and in May 2020, The Stars Group completed its merger with Flutter Entertainment;
●	888 Holdings: a multinational online gambling company which operates several international gambling websites including 888casino (one of the oldest online casino websites); 888poker and 888bingo; and
●	William Hill: a UK based bookmaker founded in 1934 is listed on the London Stock Exchange and a constituent of the FTSE 250 Index operates an online sportsbook and offers online casino games, ‘skill games’, online bingo and online poker. The company operates approximately 2,300 betting shops and employs over 16,000 people worldwide.

Government Regulations

We conduct business in a number of jurisdictions, of which Italy has historically contributed the most significant recurring gaming revenue, while our VG subsidiary operates as a vendor or supplier to the gaming industry in such other jurisdictions. We are subject to various government regulations in the jurisdictions in which we currently operate or intend to operate in as set forth below. Current and future laws and regulations may impede the growth of regulated online and land-based gaming and wagering. Any noncompliance with the various laws and regulations that our operations are subject to may harm our business and results of operations.

Italy

In Italy, the operation of land-based and online gaming activities requires a license awarded by the ADM. The ADM is responsible for, among other things:

●	regulating games and enforcing relevant regulatory provisions;
●	issuing licenses, and supervising compliance by licensees;
●	monitoring the distribution of gaming services; and
●	collecting gaming taxes.

There are currently two main categories of licenses (land-based and online) issued or awarded by the ADM in three series:

●	Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as “Monti” licenses, that expired in 2016 and are expected to be called for renewal tender between 2020 and 2022;
●	Finance Act series which were awarded by tender in 2006 and are known as “Bersani” Licenses that expired in 2016 and are expected to be called for renewal tender between 2020 and 2022; and
●	New series Gioco a Distanza (Games at a Distance) (“GAD”) issued by application process under the Comunitaria decree in 2010 expire in 2021 and are expected to be renewed through a license tender auction.

The Monti and Bersani licenses provide distribution authorization to operate both Negozio Sportivo (agency) and Punto Sportivo (corner) land-based establishments as well as GAD online (web-based) distribution. Land-based Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is expected to be called for renewal tender between 2020 and 2022, to match up with the limited number of Comunitaria Series GAD licenses expiring in 2021.

We currently hold, through our subsidiaries four gaming licenses upon which our business is dependent: (i) a Bersani license, (ii) a Monti license, (iii) a GAD license and (iv) an Austrian bookmaker license. Our Italian Bersani, Monti and GAD licenses are issued by the ADM, while our Austrian bookmaker license is issued by the Austrian Gambling Authority (BMF). Each Italian license is typically valid for a term of nine years while the Austrian license has a lifetime duration and, in both cases, can be terminated if we fail to comply with required regulations in each country. The renewal process for the Bersani license and Monti license, is a call to tender auction process held at the same time for all licensees approximately once every nine years with the highest bidders being awarded not only licenses but rights to operate a certain number of land-based locations. In addition, the maximum number of land-based license rights that any one operator may bid on at auction is 20% of the total market being auctioned.

Each of the Bersani and Monti land-based licenses allow us to offer specific gaming products through physical retail locations that require one license right per each physical location. The rights granted under the Bersani and Monti licenses are not fixed to any specific physical location and can be moved at the discretion of the licensee to any physical address so long as the physical address has a police issued municipal license (as prescribed by article 86, paragraph 3, of the Italian Unified Text of Public Security Law (TULPS)) to sell gaming products and so long as the physical locations meet the ADM requirements, most of which are zoning requirements that require that the location is situated at a minimum distance from schools, churches and ATM’s and banks. Multigioco currently holds one land-based Bersani license with seven corner location rights that was issued to it in 2006, expired in 2016 and is up for renewal at such time as the ADM determines to hold an auction, which is expected to take place between 2020 and 2022. Rifa holds one land-based Monti license that was issued to it in 2010 with three agency location rights, expired in 2016 and is up for renewal at such time as the ADM determines to hold an auction, which is expected to take place between 2020 and 2022. Although both Monti and Bersani land-based licenses expired in 2016, until the ADM holds the auction for renewal of the licenses, we have been granted a Letter of Authority which permits us to continue our operations in Italy until the next government organized license renewal is held. For a description of the risks associated with the licenses and their renewal see the Risk Factors. Our failure to successfully acquire the requisite number of location rights we desire at the renewal auction in Italy may adversely impact our business. In such event, we will most likely either acquire rights in the secondary market from someone selling rights they acquired at auction at prices which are typically higher than the auction prices of the ADM or open additional web-shops, which will be less expensive but also have lower profit margins than the land-based operations.

Multigioco was awarded a Comunitaria Series GAD license by the ADM in 2011. The licenses provide Multigioco the right to:

●	offer gaming products that ADM authorizes for deployment in Italy through online channels which include websites and apps displayed on a PC, tablet or mobile phone;
●	enter into licensing, joint venture and acquisition agreements with shops and private enterprises as concessionaires that provide various local services such as convenience stores, bars, cafes, and restaurants in Italy;
●	establish web cafe`s as permitted by the regulations enforced by the ADM regional office within Italy; and
●	take such steps such as know your client (“KYC”) and anti-money laundering controls (“AML”) that are deemed necessary to develop the business of regulated gaming in Italy.

An online account allows a player to fund an account through a variety of electronic payment channels such as credit cards, ATM/debit cards and bank wires. The GAD license allows us the opportunity to open an unlimited number of web-shops and to close any of the web-shops that we open in our sole discretion. We currently operate approximately 1,200 web-shops throughout Italy. Our GAD license expires on June 15, 2021 and can be renewed provided that we have not violated any regulations. Although we believe that we will be able to renew this license through a tender notice process, no assurances can be given that the renewal will be timely, if at all.

Ulisse holds one Austrian bookmaker license that it was issued in June 2018 which has no termination date but may be terminated or cancelled by the regulator if Ulisse fails to comply with any regulations. We currently operate 130 CED retail locations in Italy under our Austrian bookmaker license.

In addition, our software Platform has been certified for use in Italy in accordance with the ADM requirements by Quinel M. Limited, an international technology auditor that conducted an audit of the Platform in June 2017. The purpose of the certification is to prove the effectiveness and accuracy of communications between the supplier interface and the user/operator interface. Any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify.

United States

There is no federal United States legislation that explicitly addresses the legality of online gambling. However, there are several acts that impact online gambling.

The Federal Wire Act of 1961 makes the placing of sports bets over the telephone illegal. The Federal Wire Act of 1961 does not explicitly refer to online gambling, leaving its applicability to on online gambling open to interpretation.

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. While the UIGEA does not define online gambling as being illegal, the UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received (i.e., within state borders). As a result of the UIGEA we may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated and terminated in jurisdictions where such betting or wagering is legal.

In May 2018, the U.S. Supreme Court ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violated the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; but rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of PASPA. The U.S. Supreme Court decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, New York, New Mexico, New Hampshire, North Carolina, Oregon, Michigan, Mississippi, Colorado and the District of Columbia have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including Maine, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Ohio and Maryland are considering active bills.

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

Employees

As of December 31, 2019, we employed one person directly and engaged three persons as independent contractors, while our subsidiaries Multigioco employed 33 full-time, and approximately 12 independent contractors and sales agents, Odissea employed 7 full-time employees, Ulisse employed 10 full-time employees and Virtual Generation employed 1 full time employee. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be very good.

Corporate Information

Newgioco Group, Inc. is a Delaware corporation incorporated on August 26, 1998.

Our principal headquarters are located at 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, and the offices of our wholly-owned subsidiaries are located in Canada, Italy, Malta and Austria. Our subsidiaries include: Multigioco Srl (acquired on August 15, 2014), Rifa Srl (acquired on January 1, 2015), as well as Ulisse GmbH and Odissea Betriebsinformatik Beratung GmbH (both acquired on July 1, 2016), Virtual Generation Limited and Naos Holding Limited (both acquired on January 30, 2019), Newgioco Group, Inc. (Canada) formed on January 17, 2017, Elys Technology Group Limited, a company organized under the laws of Republic of Malta on April 4, 2019, and Newgioco Colombia SAS, a company organized under the laws of Colombia on November 26, 2019. Our telephone number is +39-391-306-4134. Our corporate website address is www.newgiocogroup.com. The information contained on our website is not incorporated by reference into this annual report, and you should not consider any information contained on, or that can be accessed through, our website as part of this annual report or in deciding whether to purchase or sell our securities.

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

Risks Related to Our Business

Our Business Has Been Negatively Impacted By the COVID-19 Pandemic.

In December 2019, a novel strain of coronavirus SARS-CoV-2, the virus which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. The impact of the COVID-19 coronavirus outbreak caused the temporary closures of our retail locations throughout Italy, suspension of professional sports competitions throughout the world negatively impacting our ability to offer sports gaming products, and could have a negative impact on our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak caused the temporary closures of our physical locations where we provide our gaming services throughout Italy, of which some locations began to re-open on May 4, 2020, and the suspension of professional sports competitions throughout the world negatively impacting our ability to offer sports gaming products. The recent quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers have had an adverse impact our sales and operating results. In addition, the pandemic could result in an economic downturn that could impact the demand for our products. We expect this global pandemic will continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from national and local government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies have negatively impact productivity, disrupt our business and delay our progress in implementing our business plan, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 outbreak may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history with respect to our gaming operations upon which you can evaluate our prospects and our potential value. We began our gaming operations in 2014, when we completed the acquisition of Multigioco, a corporation organized under the laws of the Republic of Italy, which is now our wholly owned subsidiary and was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers. The subsidiary that owns our Platform, Odissea, was acquired by us along with our Austrian bookmaker subsidiary, Ulisse in June 2016. In January 2019, we acquired VG, a company that owns and has developed a virtual gaming software platform. Therefore, it is difficult to evaluate our business. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in which we operate.

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2019 we had a net loss of $8.0 million and a net loss of $3.6 million and for the year ended December 31, 2018. As of December 31, 2019 and 2018 we had accumulated deficits of $21.9 million, and $14.0 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. In addition, as of December 31, 2019 and 2018, our management concluded that we had a material weakness in internal control over financial reporting related to a limited segregation of duties due to our limited resources and the small number of employees. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

We expect to continue relying on our discretionary available cash and available bank credit facilities to fund our additional acquisitions or enter into new business opportunities, which bank credit facilities may not be available at reasonable terms, if at all.

We have recently initiated an ambitious investment strategy including taking steps to enter the U.S. market which has led to an increase in expenses. Our ability to execute our growth plan is dependent upon our ability to generate profits from operations in the future, bank credit facilities and/or our ability to obtain additional financing and such financing may not be available on reasonable terms, if at all.

If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted.

Our ability to generate revenue from gaming operations in Italy is dependent upon our ability to maintain our online and land-based licenses. We currently hold four gaming licenses upon which our business is dependent: a Bersani license, a Monti license, a GAD license and an Austrian bookmaker license. Each of the four licenses that we hold can be terminated by the regulator at any time if we fail to comply with their regulations. In addition, our GAD license that was issued to Multigioco in 2011 is up for renewal in 2021 and our Bersani land-based license that provides rights to seven corners is currently up for renewal at such time as the ADM should determine (which is expected to occur between 2020 and 2022) as is our Monti land-based license that provides rights to two agencies. Inasmuch as the renewal process for licenses is conducted through a call to tender auction process, even if we have fully complied in all respects with all requirements of the ADM, there is no guarantee that we will be the highest bidder at auction and therefore there is no guarantee that our licenses or location rights will be renewed. In addition, although our software is currently certified for use in Italy, any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify. If we are unable to renew our licenses or obtain recertification, our business would be materially adversely impacted.

In order to expand our land-based operations in Italy, we will be required to acquire additional location rights under our licenses or acquire operators that have location rights under their licenses and our inability to acquire such additional rights or operators or restrictions from using any license associated with such acquired operators, will result in an adverse effect on our operating results.

Rights to online and land-based licenses are only available in Italy at limited times when licenses are being renewed. In addition, the maximum number of land-based location rights that any one operator may bid on at auction is 20% of the total market being auctioned. Due to such limitations on acquiring new location rights in Italy, our ability to expand the number of land-based locations that we operate will depend in large part upon our ability to acquire operators that hold land-based licenses and location rights. We expect a significant portion of our additional revenue to be derived from gaming revenue earned by operators that we have recently acquired or will acquire in the future. Although the operators which we have acquired and those that we acquire in the future may have active gaming licenses and location rights, we can provide no assurance that the existing license and location rights of any particular operator we have acquired or that we acquire in the future will be renewed or retained or that we will be able to acquire additional operators and increase our client base. If we are restricted from acquiring target operators or their client base, our operating results may will be adversely affected.

If we are unable to respond to changes in consumer preferences, attract new customers or sell new or additional products, our future revenue and business will be adversely affected.

Our retail leisure betting business, website and web-shops operate in an industry that is subject to:

●	rapid technological change;
●	the proliferation of new and changing online gaming sites;
●	frequent new product introductions and updates; and
●	changes in customer preferences and demands.

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

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies, such as our recent acquisition of VG and Naos. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include:

●	the possibility that we will fail to implement our business plans for the integrated company, including as a result of new legislation or regulation in the gaming industry that affects the timing or costs associated with our operations or our acquisition plans;
●	possible inconsistencies between our standards, controls, procedures, policies and compensation structures and those of operators that we acquire;
●	the increased scope and complexity of our operations following the acquisition of multiple operators;
●	the potential loss of key employees and the costs associated with our efforts to retain key employees;
●	provisions in contracts that we and the acquired operators have with third parties that may limit our flexibility to take certain actions;
●	risks and limitations on our ability to consolidate the corporate and administrative infrastructures of new operators with our existing infrastructures; and
●	failure to discover liabilities of operators prior to our acquisitions of such operators; and the possibility of unanticipated delays, costs or inefficiencies associated with the integration of operations of new operators with our existing operations.

As a result of these difficulties and risks, we may not be able to successfully grow our business.

If we are unsuccessful in establishing or maintaining relationships with third parties, our business may be adversely impacted.

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

We cannot assure you that any acquisition we complete will result in short-term or long-term benefits to us.

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

We may misjudge the value or worth of an acquired product, company or business. In addition, our future success will depend in part on our ability to integrate and manage the associated acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us. We may not have the necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our preferred or common stock, which could dilute each current shareholder’s ownership interest in our company. Our operating results and financial condition will be adversely affected if we fail to implement our business strategy or if we invest resources in a strategy that ultimately proves unsuccessful.

If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.

We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need capital to implement our business plan, and may seek to finance operator acquisitions and development projects through bank, debt or equity financings. Disruptions to financial markets or other challenging economic conditions may adversely impact our ability to complete any such financings or the terms of any such financings may be unacceptable or unfavorable to us. To the extent that we issue equity securities in connection with our proposed acquisition, our current stockholders will experience dilution of their holdings. To the extent we incur debt, we may be subject to restrictive covenants that impact our ability to conduct our business. We can provide no assurance that we will be able to obtain financing necessary to implement our business plan or that any such financing will be on terms acceptable to us.

We derive a significant portion of our revenue from gaming sales through our website and websites of our betting Platform clients. A decline in the popularity of our website or those of our Platform clients will negatively impact our business and risk our future growth.

We currently derive and expect to continue to derive substantially all of our primary source of revenue and service fees from the sales of gaming products and services sold through our website or websites operated by clients of our betting Platform. As such, the growth and market demand for our products and services are dependent upon, among other things, our ability to attract and retain new users and having existing users increase their activity on these websites. If we are unable to maintain or grow our revenue from sales through our website and our client’s websites, our future growth and revenues may be adversely affected.

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

Our current expansion strategy, which includes expansion through VG in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States and other countries are currently indeterminable.

Our current expansion strategy includes soliciting existing licensed operators in the United States offering sports betting in states that allow sports betting to use our Platform. We have analyzed the technical specifications checklist supplied by GLI to verify that coding in our software meets the functional specifications set forth in the GLI-33 certification standards, which is the latest level of GLI certification for event wagering systems, and we believe that our Platform currently meets the majority of GLI-33 certification standards; however, since the individual states in the United States that allow sports betting have not yet determined what certifications will be required for our Platform to be used in such states, it is impossible for us to know with certainty whether our Platform will meet the certification requirements to operate in the United States. We also intend to expand our operations through VG in the various countries in which it operates; however, to date we have not had operations in most of those countries and there can be no assurance that our expansion in those countries will be successful.

We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.

Our future operations and successes depend in large part upon the continued service of our officers and other key employees. Changes in our management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel, including Michele Ciavarella, our Chief Executive Officer (CEO), Alessandro Marcelli, our Vice President of Operations, and Luca Pasquini, our Vice President of Technology, all of whom provide our strategic direction. Any failure to retain our key management could negatively affect our ability to recruit and retain personnel. We do not carry key person life insurance on any of our senior management or other key personnel. In addition, our Chief Executive Officer is a Canadian citizen with a principal residence in Canada, and our Vice President Operations and Vice President Technology are Italian citizens with their principal residences in Italy. If they become unable or ineligible to legally travel to and work in the United States, their ability to perform some of their duties for our company could be materially adversely affected.

We must hire highly skilled technical personnel as employees and/or as independent contractors in order to develop our products. As of the date of this annual report, we have 52 employees and 15 independent contractors. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

If we are not able to maintain and enhance our brand, our business, operating results and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation for our advanced, cost effective sports betting and gaming technology software is critical to our relationships with our existing customers and operators and to our ability to attract new customers and operators. We also believe that the importance of brand recognition and software creativity will increase as competition in our market increases. We devote significant resources to developing and maintaining our brand and innovative betting technology leadership, with a focus on identifying and interpreting emerging trends in the market, shaping and guiding industry dialogue, and expanding the adoption of online sports betting and gaming software solutions. Our brand promotion activities may not ultimately be successful or yield increased revenue. In addition, independent industry analysts provide reviews of our platform, as well as products and services offered by our competitors, and perception of our betting platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand and business may be adversely affected.

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

We currently depend on third parties to provide some products through our Platform. The costs associated with relying on third parties may increase our operating and development costs and negatively affect our ability to operate because we cannot control the developer's personnel, schedule or resources. We may experience delays in finalizing Platform updates. In addition, our reliance upon third party developers exposes us to risks, including reduced control over quality assurance and costs of development. If any of the foregoing occurs, we could lose our current and prospective customers. In addition, we may be required to rely on certain technology that we license from third-parties, including software that we integrate and use with software that we may develop internally. We cannot provide any assurances that these third-party technology licenses will be available to us on commercially reasonable terms, if at all. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing any Platform updates or changes until equivalent technology can be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

Specifically, our agreements with Microgame and SNAI to develop and operate some components of our gaming products and process certain land-based retail transactions is important to our operations. If we fail to comply with any of the terms or conditions of any such agreement, Microgame or SNAI may terminate our agreement or if such agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.

We depend on payments from third-party service providers, including government regulated gaming agencies. If we are unable to collect such payments or these payments decrease or do not increase as our costs increase, our financial condition and operating results may be adversely affected.

We depend, in part, on private entities and regulated third-party sources of payment for the gross gaming revenue earned by our operators. The amount our operators receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the payment systems, the cost containment and utilization decisions of third-party service providers and the global economy. We have no assurance that future changes to betting odds from data providers for sporting events, table rake from poker providers and tax rates on game offerings, cost containment measures implemented by private third-party service providers, or other factors affecting payments for gaming services or our ability to collect such payments will not adversely affect our, financial condition and operating results.

If we have a security incident or breach involving unauthorized access to customer data, our Platform may be perceived as lacking sufficient security, customers may reduce their use of, or stop using our Platform and we may incur significant liabilities

Our Platform involves the storage and transmission of our customer’s confidential and proprietary information, which may include the personal data and information on their customers, players, suppliers and agents. As a result, unauthorized access or use of customer data could expose us to regulatory actions, litigation, investigations, remediation costs, damage to our reputation and brand, disclosure obligations, loss of customer and partner confidence in the security of our solutions and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are inadequate or are compromised as a result of third-party action, including intentional misconduct by computer hackers, theft, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liabilities. Cybersecurity challenges, including threats to our IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from malware, phishing, ransomware, man-in-the-middle attacks, session hijacking, denial-of-service, password attacks, viruses, worms and other malicious software programs or cybersecurity attacks to “mega breaches” targeted against hosted software and cloud based IT services. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. Because cybersecurity attacks and techniques change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate their business with us or switch their business to a competitor, result in reputational damage, cause us to pay remediation costs or issue service credits or refunds to customers for improper bets or false claims of improper bets, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our business and results of operations.

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

Our clients can use our Platform to collect, use and store certain personal data regarding their agents, employees, players/customers and suppliers. National and local governments, agencies, and authorities in the countries in which we and our clients operate have adopted or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal data obtained from consumers and individuals, which could impact our ability to offer our solutions in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. If we or our third-party sub-processors fail to adequately comply with privacy-related laws, regulations and standards, it may limit the use and adoption of our solutions, reduce overall demand for our solutions, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our third-party sub-processors fail to adhere to adequate data protection practices around the usage of our clients’ personal data, it may damage our reputation and brand.

In 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to four percent of worldwide annual handle or 20 million euro, whichever is higher. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR, and if we are unable to provide adequate assurances to such customers, demand for our solutions and our business could be adversely affected. In addition, we must continue to seek assurances from our third-party subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. Compliance with privacy laws and regulations, particularly the GDPR, that are applicable to our business and the businesses of our clients is costly and time-consuming. Such laws and regulations may adversely affect our clients’ ability and willingness to process, handle, store, use and transmit personal data of their employees, players/customers and suppliers, which in turn could limit the use, effectiveness and adoption of our solutions and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our betting Platform. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, including challenges to onward transfer mechanisms such as Privacy Shield and model contractual clauses, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, as well as limitations on data collection, use, disclosure and transfer for us and our clients.

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

If we are unable to maintain successful relationships with retail agents, partners, our business, operating results, and financial condition could be adversely affected.

We have historically relied on retail agents, affiliates and partners, such as referral partners, resellers, and integration partners (collectively “partners”), to attract new clients and sell additional services to our existing clients and players. Our agreements with our partners are generally non-exclusive and some of our partners have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our partners have multiple strategic relationships, and they may not regard us as to be of significant importance for their businesses. Our partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our Platform. We may also terminate our relationships with partners who choose to work with our competitors or for other reasons. Moreover, we may have difficulty attracting effective partners to sell our Platform to other clients and players, particularly given our smaller size relative to larger franchise and well-established betting operators. If we are not able to maintain and grow our partner relationships, our business could be adversely affected.

Our partners also may impair our ability to enter into other desirable strategic relationships. If our partners do not effectively market and sell our betting products and Platform solution, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our clients and players, our ability to sell our Platform and our business may be adversely affected. Similarly, the loss of a substantial number of our partners, and our possible inability to replace them, the failure to recruit additional partners, any reduction or delay in their sales of our betting Platform, or any conflicts between partner sales and our direct sales and marketing activities could materially and adversely affect our business and results of operations.

If we fail or are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage, proprietary technology and our brand.

Our success is dependent, in part, upon protecting our proprietary technology which supports our betting Platform and other operations. We rely on a combination of proprietary programming and source codes, copyright, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We do not have any patent applications pending anywhere we operate and may not be able to obtain patent protection for the technology covered in any future patent applications should we enter such applications. In addition, any patents, if any, that are issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.

Although we enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, we do not currently enter into confidentiality and invention assignment agreements with all of our employees and consultants and as a result, our business may be harmed. No assurance can be given that the agreements we enter into will be effective in controlling access to and distribution of our solutions and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or harm our business and reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we would be able to license that technology on commercially reasonable terms or at all from them. Any inability to license third party technology in the future would have a material adverse effect on our business or operating results and would adversely affect our ability to compete.

We have experienced rapid growth and organizational change in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of full-time and part-time employees from 15 as of August 15, 2014 to 52 as of June 15, 2020 as we have expanded our operations, completed additional business acquisitions and experienced growth in number of customers and operators. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

We may not be able to successfully scale our technology and manage the growth of our business if we are unable to improve our internal systems, processes and controls.

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

Our estimates of market opportunity and forecasts of market growth included in this annual report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not all geographic or regional metrics covered by our market opportunity estimates will necessarily implement regulated or online gaming at all, and in some cases many potential customers and operators may choose to continue using their existing betting platform provider, or choose a solution offered by our competitors. It is impossible to build every product feature that every customer wants, and our competitors may develop and offer features that our solutions do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted in this annual report, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. Furthermore, we have historically focused our selling and marketing efforts in regulated markets in Europe, specifically Italy. In order for us to successfully address the broader market opportunity, we will need to successfully market and sell our betting Platform to larger enterprise customers and also further expand our international presence. If any of these risks materialize, it could adversely affect our results of operations.

Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

In order to remain competitive, we must continue to invest in research and development. During the years ended December 31, 2019 and 2018, we spent approximately $410,000 and $415,000 for research and development. We have made and expect to continue to make significant investments in development and related opportunities, such as our acquisition of VG, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

Further, our competitors may expend a greater amount of funds on their research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially and adversely affect our business and results of operations.

If we fail to manage our technical operations infrastructure, our customers may experience service outages and delays, which may adversely affect our business.

We derive significant revenue from the use of our websites and Platform. In the past, we have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our Platform. As we transition to larger infrastructure and pursue geographic expansion, we may experience interruptions, delays and outages in service and availability, and we expect our gross gaming margin to decline modestly in the near term reflecting the costs of this transition.

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

We may not have exclusive control over the distribution of cash from any operators that we may acquire in the future and may be unable to cause all or a portion of the cash of such operators to be distributed to us.

We anticipate having a complete or a majority ownership in the operators we may acquire in the future. We expect any future agreements we execute with such operators will provide for the distribution of available cash to us. However, it is possible that these agreements may impose limits on the ability of our acquired operators to make distributions of cash to us. If we are unable to cause sufficient cash to be distributed from one or more of the operators we may acquire in the future, our ability to pay our obligations as they become due may be harmed.

If we acquire an operator that has made submission and reporting errors prior to our acquisition, we may be liable for such errors that which may have a material adverse effect on our business.

Historical submissions and reporting errors in gaming accounts made by an operator we may acquire in the future, may require us to provide refunds to customers and may also subject us to civil penalties, which involve monetary damages. If operators we may acquire in the future overpaid their obligation, it is unlikely that we would be able to collect funds that were owed to the operator prior to our acquisition. There can be no assurance that a compliance audit will disclose any future liabilities for underpayments or overpayments that any of our operators may have incurred.

If any executive officers or key personnel of operators we may acquire are unable to assist with the transition of operations and customers, our business may be adversely affected.

In connection with any potential acquisition of operators, we believe that it is necessary and desirable to retain the services of executive officers and key personnel of such operators to assist with the transition and integration of operations and customers into our existing operations; however, no assurances can be given that such executive officers and key personnel will be willing and able to assist us with such transition and integration. In the event that such executive officers and key personnel are unable to assist us after the consummation of the future acquisition of an operator, we may need to hire additional personnel to assist with the transaction, which new personnel may not be readily available to us or on acceptable terms.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

Our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the Securities and Exchange Commission (the “SEC”) and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Violations or allegations of non-compliance with any such laws or regulations may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

War, terrorism, other acts of violence or natural or manmade disasters may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of software and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible for our customers to visit our physical locations, cause restrictions, postponements and cancellations of sports events that attract large crowds and public gatherings, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to the Company’s personnel and to physical facilities and operations, which could materially adversely affect the Company’s financial results.

Risks Related to Our Industry

Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry may have an adverse effect on our results of operations.

Our business operations are currently concentrated in a single industry and geographic area (Italy) that is affected by international, national and local economic conditions. A downturn in the overall economy or economy in a specific region such as Italy or a reduction in demand for gaming in such area, may have an adverse effect on our financial condition or results of operations. We cannot predict the effect or duration of an economic slowdown in Italy or in the gaming industry, or the impact such slowdown may have on the demand for our leisure gaming products and services. If economic conditions deteriorate our consumers will have less disposable income to spend on wagers and our business may be adversely affected.

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

We intend to expand the use of our Platform in the United States; however, that will be dependent upon changes in legislation and we expect that we will face increased competition from other leisure betting operators as the potential for legalized internet gaming continues to grow. Several states in the United States are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department’s (“DOJ”) December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. In addition, the recently revised DOJ opinion on the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) and competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our products and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic customers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law. If we are unable to execute our U.S. strategy, anticipate, react to or penetrate the U.S. market in a timely manner, our competitive position could weaken, which could adversely affect our business and results of operations.

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

Our business is highly regulated, and we are subject to many laws and regulations at the federal, provincial and local government levels in the jurisdictions in which we operate. These laws and regulations require that our operators and our operations meet various licensing, certification and other requirements, including those relating to:

●	ownership of our operators;
●	our and our operators’ relationships with sponsors and other referral sources;
●	approvals and other regulations affecting the acquisition of operators, capital expenditures or the addition of services;
●	qualifications of management and support personnel;
●	maintenance and protection of records;
●	billing for services by gaming product providers, including appropriate treatment of overpayments and credit balances;
●	privacy and security of individually identifiable personal information;
●	online gaming and gaming in general;
●	commercial advertising;
●	subscription rates; and
●	foreign investments.

Furthermore, the rules and regulations governing the gaming industry are evolving and subject to interpretation in the territories in which we operate and the territories in which we may operate in the future. Promulgation of new laws, changes in current laws, and changes in interpretations by courts and other government agencies of existing laws, may require us to modify or cease our operations. Compliance with changes in such laws and regulations may increase our operating expenses. In addition, our failure to comply with current or future laws and regulations may expose us to significant liabilities. Our inability or failure to comply with laws and regulations that govern the gaming industry in the territories in which we operate may result in the loss of our licenses which would have a material adverse effect on our business, financial conditions and results of operations.

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

Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties and may adversely affect our operations.

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the ADM. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or handle (turnover), client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also be required to refund a portion of the revenue that we have received which, depending on its magnitude, may damage our reputation and relationship with regulatory agencies and may have a material adverse effect on our results of operations or cash flows.

The ADM in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for online connection to the ADM network as well as searches for nefarious programming or routers which can alter the reporting requirements of the ADM. It is possible that our acquired operators will receive letters from ADM auditors requesting payment of fines for alleged violations and errors and as such will incur expenses associated with responding to, and appealing such requests, as well as the costs of paying any shortfalls in addition to the possible fines and penalties. Demands for payments can also occur even if an operator is acquired by means of an asset transfer. Our inability to dispute demands or pay requests for underpayments may have a material adverse effect on our financial condition and results of operations.

We may become the subject of Italian federal and provincial investigations in the future and our business may be adversely affected.

Both Italian federal and provincial government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of gaming companies, as well as their executives and managers. These investigations relate to, among other things diversion practices if an agent or store owner were to disconnect (i.e., remove ethernet plug from internet) the betting terminal or PC from the ADM network.

In addition, we may employ executives and managers, some of which may have worked at other gaming companies that are or may become the subject of ADM investigations and private litigation. Such executives and managers may be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could divert our management’s attention, result in significant expenses, as well as negative publicity and adversely affect our business.

Our current operations are international in scope and we are planning further geographic expansion, creating a variety of potential operational challenges.

We currently have an office location in Canada, a sub-office in the United States and business operations and offices in Europe and intend to open additional offices in the United States and possibility other countries. If we expand in the future, our offices, personnel and operations may be further dispersed around the world. In connection with such expansion, we may face a number of challenges, including costs associated with developing software and providing support in additional languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these challenges could negatively affect our business and results of operations.

We face exposure to foreign currency exchange rate fluctuations that could harm our results of operations.

We conduct transactions, including intercompany transactions, in currencies other than the U.S. dollar. As we grow our international operations, we expect the amount of our revenues denominated in foreign currencies to increase. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar could affect our reported revenues and operating results due to transactional and translational re-measurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

An investment in our securities is risky and should be made only if an investor can withstand a significant loss and wide fluctuations in the market value of their investment. Some factors that may cause the market price of our securities to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this annual report are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans, including the acquisitions of operators;
●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
●	our ability to attract new customers;
●	The impact of COVID-19;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in the gaming industry; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our securities could decline for reasons unrelated to our business, financial condition and results of operations. Any of these factors may make it more difficult or impossible for investors to sell our securities or obtain a return on their investment. In the past, shareholders have instituted securities class action litigation against some companies following periods of market volatility. If we become involved in such securities litigation, we could, among other things, incur substantial costs and the attention of our management could be diverted from our business.

Future sales of shares of our common stock or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our common stock could decline. Any issuance of additional common stock, or common stock equivalents by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock could depress the market for our shares. and make it more difficult for us to sell equity securities at any time in the future if at all.

We may issue additional shares of common stock and preferred stock without stockholder approval, which would dilute the current holders of our common stock. In addition, the exercise or conversion of currently outstanding securities would further dilute holders of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances would dilute our stockholders’ ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our Board of Directors the right to create one or more new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, would dilute the rights of our common stockholders and could be used to discourage, delay or prevent a change of control of our company, which could materially adversely affect the price of our common stock.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Capital Market may take steps to de-list our common stock. Any such steps for de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance can be given that we will be able to satisfy our continued listing requirements and maintain the listing of our common stock on The Nasdaq Capital Market.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Gilda Pia Ciavarella, the spouse of our Chief Executive Officer is the beneficial owner of 4,303,240 shares of our common stock and therefore our Chief Executive Officer is deemed to beneficially own approximately 34.9% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this annual report. As a result, Ms. Ciavarella, has the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets and the ability to control the management and affairs of our company. In addition, other members of our senior management team beneficially own 19.4% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this annual report. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company. For example, our Board has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could materially adversely affect the market price of our common stock.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware. This provision may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which could discourage potential takeover attempts, reduce the price that investors may be willing to pay for shares of our common stock in the future and result in our market price being lower than it would be without these provisions.

Our certificate of incorporation has an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain actions against the Company.

Our certificate of incorporation provides that the Delaware Court of Chancery, to the fullest extent permitted by law, is the sole and exclusive forum for certain actions including claims in the right of our company brought by a stockholder that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or as to which the Delaware corporate law confers jurisdiction upon the Court of Chancery of the State of Delaware.

A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law-based shareholder class actions, derivative suits and other intra-corporate disputes. Our management believes limiting state law-based claims to Delaware mitigate against the potential risk of another forum misapplying Delaware law is avoided. In addition, Delaware courts have a well-developed body of case law and we believe limiting the forum for the adjudication of any disputes will prevent costly and duplicative litigation and avoid the risk of inconsistent outcomes. Our Bylaws limit any shareholder’s ability to bring a claim in a forum it believes is favorable to shareholders in disputes with directors, officers or other employees.

The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Although our certificate contains the choice of forum provision described above, it is possible that a court could rule that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or our directors, officers, employees or stockholders, which may discourage such lawsuits against the Company and our directors, officers, employees or stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

We effected a reverse stock split on December 12, 2019, which may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by our recently effected reverse stock split given the reduced number of shares that is now outstanding following the reverse stock split. In addition, the reverse stock split decreased the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors.

An active trading market for our common stock may not be maintained, or we may fail to satisfy applicable Nasdaq Capital Market (“Nasdaq”) listing requirements.

Our common stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market for our shares on Nasdaq or any other exchange in the future. The fact that a significant portion of our outstanding shares of common stock is closely held by a few individuals, results in it being more difficult for us to maintain an active trading market. If there is no active market for our common stock, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all, our stock price could decline, and we may be unable to maintain compliance with applicable Nasdaq listing requirements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has two mailing addresses: 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada (its main office), and 671 Westburne Dr., Concord, Ontario, L4K 4Z1, Canada and also handles corporate matters at Suite 280, 1900 Glades Rd, Boca Raton, Florida 33431, USA. These offices are provided to the Company on a rent-free basis.

Our subsidiaries Multigioco and Rifa rent office space on a year by year basis located at Via J.F. Kennedy, 6 Grottaferrata, Roma, for approximately $2,200 per month. The office is used primarily for administrative functions. There are no gaming operations carried out at this office.

Our subsidiaries Ulisse and Odissea rent office space on a year-by-year basis at Salurnerstrasse 12 – 6020, Innsbruck, Austria and pay approximately $1,300 and approximately $1,480 per month, respectively. The offices are used primarily for administrative functions. There are no gaming operations carried out at this office.

Our subsidiary Virtual Generation shares an office space for 1 employee with Ulisse’ customer service provider at Level 2, Farrugia Building, 9, St., Michael Street, San Gwann, Malta. Ulisse pays the rent for this space on behalf of Virtual Generation.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to and currently are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item. 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information and Stockholder Matters

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “NWGI”.

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

Shareholders

As of June 25, 2020, there were an estimated 137 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Transfer Agent

The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc. Its address is 14673 Midway Road, Suite #220, Addison, Texas 75001 and its telephone number is (972) 612-4120.

Description of our securities

Common Stock

As of June 25, 2020, 12,332,996 shares of our common stock were issued and outstanding, which were held by 137 holders of record.

Please see the section captioned “Risk Factors” for more information and risks associated with our common stock.

On December 12, 2019, we effected a one-for-eight reverse stock split of our common stock and amended our certificate of incorporation to authorize the issuance of up to 80,000,000 shares of common stock, par value $0.0001 per share.

On July 5, 2018, we amended our certificate of incorporation to authorize the issuance of up to 160,000,000 shares of common stock, par value $0.0001 per share.

Each share of our common stock entitles the holder to receive notice of and to attend all meetings of our stockholders with the entitlement to one vote. Holders of common stock are entitled, subject to the rights, privileges, restrictions and conditions attaching to any other class of shares ranking in priority to the common stock, to receive any dividend declared by the Board of Directors. If our company is voluntarily or involuntarily liquidated, dissolved or wound-up, the holders of common stock will be entitled to receive, after distribution in full of preferential amounts, if any, all the remaining assets available for distribution ratably in proportion to the number of shares of common stock held by them. Holders of common stock have no redemption or conversion rights. The rights, preferences and privileges of holders of shares of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

As of December 31, 2019, we have authorized 5,000,000 preferred shares. We currently have no shares of preferred stock issued and have no plans to issue any shares of preferred stock at present.

On December 12, 2019, we amended our certificate of incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share.

Reverse Stock Split

We effected a one-for-eight reverse stock split on December 12, 2019. Upon the effectiveness of the reverse stock split, every eight shares of outstanding common stock decreased to one share of common stock. Similarly, the number of shares of common stock into which each outstanding warrant and option to purchase common stock was exercisable and each convertible note was convertible into, decreased on a one-for-eight basis, and the exercise price of each outstanding warrant and option to purchase common stock increased proportionately. All share and per share amounts have been retrospectively restated.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs On November 11,2019 we issued options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share. As of December 12, 2019, there was an aggregate of 315,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 834,062 reserved for future grants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	315,938	2.84	834,062

Equity compensation plans not approved by security holders	—	—	—
Total	315,938	2.84	834,062

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Warrants

As of December 31, 2019, there were outstanding warrants to purchase up to 1,089,474 shares of our common stock at a weighted average exercise price of $4.00 per share between February 26, 2018 and May 31, 2020. The warrants provide for adjustment to the exercise price and number of shares of common stock issuable upon exercise of the warrant in the case of any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

Debentures

At December 31, 2019, we had outstanding an aggregate principal amount of $3,988,965, plus accrued interest thereon of approximately $524,227 of the convertible debentures that were issued between February 26, 2018 and May 31, 2018 after approximately $5,972,343 ($5,240,206 principal plus $732,136 accrued interest) of convertible debentures were redeemed for 1,866,528 of the Company’s common stock between January 1, 2019 and December 31, 2019. Each convertible debenture bears interest at a rate of 10% per annum, are due two years after their date of issuance and with principal and accrued interest convertible into shares of our common stock at a conversion price of $3.20 per share.

We issued to the former stockholders of VG a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) commencing February 2019; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019. As of December 31, 2019, we have issued to such former stockholders of Virtual Generation 341,235 shares of common stock, representing payment of €830,000 (approximately $925,500) under the note.

In addition, pursuant to the terms of the Purchase Agreement that we entered into with VG, we agreed to pay the former stockholders of VG as an earnout payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by the users through the VG platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VG platform related to our 2018 fiscal year. Based on the 18,449,380 tickets sold in 2019 VG has qualified for the earnout payment.

Recent Sales of Unregistered Securities.

The following information sets forth certain information with respect to all securities that we have sold during the last year. We did not pay any commissions in connection with any of these sales.

During the year ended December 31, 2019, we issued 341,235 shares of common stock to the sellers of Virtual Generation pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 3 to the financial statements.

Except as otherwise stated, the offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the Registrant.

Other than as set forth above, there are no recent sales of unregistered securities by the Company during the period covered by this report, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

Purchases of Equity Securities by the Registrant

None

Anti-Takeover Provisions of Delaware Law, our Certificate of Incorporation and our Bylaws

We are governed by the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

●	the transaction was approved by the Board of Directors prior to the time that the stockholder became an interested stockholder;
●	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
●	at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by the Board of Directors and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

In general, Section 203 defines a “business combination” to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder and an “interested stockholder” as a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation's outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing changes in control of our company.

Our Amended and Restated Certificate of Incorporation and our Bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our Board of Directors or management team, including the following:

(1) Potential Effects of Authorized but Unissued Stock

We have shares of common stock and preferred stock available for future issuance without stockholder approval. We may utilize these additional shares for a variety of corporate purposes, including securities public offerings and other financings to raise additional capital, to facilitate corporate acquisitions or payment as a dividend on the capital stock.

The existence of unissued and unreserved common stock and preferred stock may enable our Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management. In addition, the Board of Directors has the discretion to determine designations, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock, all to the fullest extent permissible under the Delaware General Corporation Law and subject to any limitations set forth in our Amended and Restated Certificate of Incorporation. The purpose of authorizing the Board of Directors to issue preferred stock and to determine the rights and preferences applicable to such preferred stock is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock.

(2) Limitations of Director Liability and Indemnification of Directors, Officers and Employees

The Amended and Restated Certificate of Incorporation limits the liability of directors to the fullest extent permitted by Delaware General Corporation Law. The Amended and Restated Certificate of Incorporation provides that directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	transaction from which the directors derived an improper personal benefit.

Our Amended and Restated Certificate of Incorporation also provides that we will indemnify our directors and officers to the extent permitted by law, and may indemnify employees and other agents. Our Amended and Restated Certificate of Incorporation also provides that we may advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding.

We have entered into separate indemnification agreements with certain of our directors and officers. These agreements, among other things, require us to indemnify the directors and officers for any and all expenses (including reasonable attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by such directors or officers or on his or her behalf in connection with any action or proceeding arising out of their services as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request provided that such person follows the procedures for determining entitlement to indemnification and advancement of expenses set forth in the indemnification agreement. We believe that these provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Amended and Restated Certificate of Incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board of Directors Vacancies

Our Bylaws authorize only our Board of Directors to fill vacant directorships, including newly created seats.

No Cumulative Voting. The Delaware General Corporation Law provides that stockholders are not entitled to cumulate votes in the election of directors unless a corporation's certificate of incorporation provides otherwise. Our Amended and Restated Certificate of Incorporation does not provide for cumulative voting.

Choice of Forum

Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, all Internal Corporate Claims (as defined therein) shall be brought solely and exclusively in the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware).

A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law based shareholder class actions, derivative suits and other intra-corporate disputes.

The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Although our certificate contains the choice of forum provision described above, it is possible that a court could rule that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable.

 The Company’s management believes limiting state law based claims to Delaware will provide the most appropriate outcomes as the risk of another forum misapplying Delaware law is avoided. Delaware courts have a well-developed body of case law and limiting the forum will preclude costly and duplicative litigation and avoids the risk of inconsistent outcomes. Additionally, Delaware Chancery Courts can typically resolve disputes on an accelerated schedule when compared to other forums.

While management believes limiting the forum for state law based claims is a benefit, shareholders could be inconvenienced by not being able to bring a state law based action in another forum they find favorable.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and the related notes appearing elsewhere in this annual report on form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this annual report on form 10-K. All amounts in this annual report are in U.S. dollars, unless otherwise noted.

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

Additionally, we are a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”) through our Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our VG subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America, which includes a head office situated in Toronto, Canada with satellite offices in Fort Lauderdale and Boca Raton, Florida through which our CEO and CFO handle corporate responsibilities, day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

We operate two business segments in the leisure gaming industry and our revenue is derived as follows:

1.

Betting establishments

Transaction revenue through our offering of leisure betting products to retail customers directly through our online distribution on websites or a betting shop establishment or through third party agents that operate white-label websites and/or land-based retail venues; and

2.	Betting platform software and services SaaS based service revenue through providing our Platform and virtual sports products to betting operators.

Currently, transaction revenue generated through our subsidiaries Multigioco, Rifa and Ulisse, consist of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through our Multigioco, Rifa and Ulisse operations in Italy.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2019, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in the following 12 countries: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

This Management’s Discussion and Analysis includes a discussion of our operations for the year ended December 31, 2019, which reflects the operations of VG and Naos for the eleven months of the year ended December 31, 2019. The operations of VG and Naos are not included in the discussion for the year ended December 31, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the year ended December 31, 2019 and 2018 in this Management’s Discussion and Analysis are not comparable.

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

VG’s operations have grown rapidly in the highly competitive virtual sports market to approximately 18 million bet tickets traded in 2019. VG now operates in the following 12 countries: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

Pursuant to the VG purchase agreement we paid the sellers €4,000,000 (approximately $4,580,000 at a Euro – exchange rate of 1.143) as follows:

(i)	a cash payment of €108,000 (approximately $124,000);
(ii)	the issuance of shares of our common stock valued at €89,000 (approximately $102,000); and
(iii)	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) with the first such payment due and payable in February 2019; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, which issuances commenced on March 1, 2019.

In addition, pursuant to the terms of the VG purchase agreement, we agreed to pay the sellers as an earnout payment in shares of our common stock within one month from the end of the 2019 fiscal year such number of shares as shall equal to an aggregate amount of €500,000 (approximately $561,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year. Based on 18,449,380 tickets sold in 2019 VG has qualified for the earnout payment of 132,736 shares of common stock equal at a price of $4.23 per share.

As of December 31, 2019, we made total cash payments to the former shareholders of VG under the VG Share Purchase Agreement equal to €749,600 (approximately $837,000) which includes €728,000 (approximately $812,900) under the promissory note we issued to them, and we have issued 341,235 shares valued at €830,000 (approximately $905,300)) of common stock to the former shareholders of VG pursuant to the promissory note. The remaining amounts under the promissory note due to the vendors in cash was €1,664,000 (approximately $1,868,200) and €581,000 (approximately $648,700) to be paid in a number of shares of our common stock as determined by the average of the closing prices of such shares on the last ten trading days immediately preceding the payment dates.

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, New York, New Mexico, New Hampshire, North Carolina, Oregon, Michigan, Mississippi, Colorado and the District of Columbia have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including Maine, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Ohio and Maryland are considering active bills.

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a Software as a Service (SaaS) basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. We have analyzed the technical specifications checklist supplied by GLI to verify that coding in our software meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in two phases as follows: (1) the first phase in mid-July 2020, will last about six weeks for verification of retail functionality (such as POS and SSBT); and (2) the second phase will begin by October 2020 for the verification of mobile and website functionality. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate, we expect to be well-positioned to commence processing sports bets in the U.S. on a SaaS basis through our Platform.

As part of our multi-year business growth strategy, we made significant investments for expansion into new markets outside of Italy, including preparation of the platform for the GLI-33 certification, professional services, trade show marketing and brand promotion in the second half of 2018 and first half of 2019 to enter and then build a foundation aimed at accelerating our recently announced U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized US-based headquarters. In the third quarter of 2018, we also established a plan to relocate our CEO to the U.S., commenced the recruitment and evaluation of key officers, as well as allocating a software development team at Odissea for coding and submission of our Platform for GLI-33 certification for the U.S. market.

In March 2019, we entered into a five-year agreement with Fleetwood Gaming, Inc. for the exclusive rights to distribute our Platform at select non-tribal locations such as sports bars and taverns in the state of Montana. The multi-year agreement is expected to allow Fleetwood to install our Platform throughout Fleetwood's distribution network in Montana.

In April 2019, we entered into a five-year agreement with the Chippewa Cree Tribe in Box Elder, Montana to install our Platform at the Northern Winz Casino. In this regard, in September 2019, we transacted the first legal Class 1 real-money bet in the U.S. on Indian Horse Relay Racing and on December 21, 2019 on traditional Indian Stick Game. Class 1 betting represents traditional indigenous sporting events or games that are not classed as mainstream sports bets.

In October 2019, we engaged experienced U.S. bookmaker Kevin Slicker to lead the development of our U.S. designed betting platform and products and also entered into multi-year agreements with Handle 19, Inc. and Grand Central, LLC, two retail sports bar operators in Washington, DC to provide sports betting products and services in their establishments upon the completion of their licensing process.

The commencement of betting transactions in Montana and Washington, DC are subject to obtaining the required certification, licensing and approvals from the Gambling Control Division of the Montana Department of Justice and the District of Columbia Office of the Lottery and Charitable Games, respectively, which has not been determined as of the date of this annual report.

Impact of COVID-19

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company has temporarily closed approximately 150 betting shop locations throughout Italy. The closing of physical betting shop locations does not affect the Company’s online and mobile business operations which may prove to mitigate some of the impact. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings, that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues, however we were able to maintain our online casino, poker and other non-sports products. We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the specific impact is not readily determinable at this time.

Results of Operations

Results of operations for the years ended December 31, 2019 and December 31, 2018.

The comparisons below include a discussion of our operations for the year ended December 31, 2019, which includes the acquisition of VG and Naos on January 31, 2019.

Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2019 and 2018. Net Gaming Revenues represents turnover (also referred to as “handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities. Commission and service revenues represent commissions on lotto ticket sales and revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Years Ended
	December 31, 2019	December 31, 2018	Increase/ (decrease)	Percentage change
Turnover
web-based	$328,385,837	$235,891,170	$92,494,667	39.2%
land-based	125,747,337	177,334,592	(51,587,255)	(29.1)%
Total Turnover	454,133,174	413,225,762	40,907,412	9.9%

Winnings/Payouts
Winnings web-based	309,214,993	223,064,978	86,150,015	38.6%
Winnings land-based	105,011,619	152,446,130	(47,434,511)	(31.1)%
Total Winnings/payouts	414,226,612	375,511,108	38,715,504	10.3%

Gross Gaming Revenues	39,906,562	37,714,654	2,191,908	5.8%

Less: ADM Gaming Taxes	4,697,085	3,417,150	1,279,935	37.5%
Net Gaming Revenues	35,209,477	34,297,504	911,973	2.7%
Betting platform software and services	373,654	277,593	96,061	34.6%

Total Revenues	$35,583,131	$34,575,097	1,008,034	2.9%

The Company generated total revenues of $35,583,131 and $34,575,097 for the years ended December 31, 2019 and 2018, respectively, an increase of $1,008,034 or 2.9%.

The change in total revenues is primarily due to the following:

Web-based turnover increased by $92,494,667 or 39.2%. The increase in web-based turnover is primarily due to a significant increase in the number of web-shops opened in 2019 as well as the addition of virtual games products to the online channel. The payout ratio on web based turnover improved to 94.2% from 94.6% in the prior year, resulting in more profitability on the turnover generated of approximately $1.3 million. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period and year to year.

Land based turnover decreased by $51,587,255 or 29.1%. The decrease in land based turnover is primarily due to conversion of land-based customers to web-based customers and the closure of approximately 20 underperforming land-based locations in Italy. The payout ratio on land based turnover decreased to 83.5% from 86.0%, resulting in more profitability on the turnover generated of $3.1 million. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

Gross gaming revenues increased by $2,191,908 or 5.8%. Although we had an overall increase in total turnover of 9.9%, the volume of web based turnover as a percentage of total turnover increased from 57.1% in 2018 to 72.3% in 2019. Web-based turnover has a higher payout ratio in the current year of 94.2% compared to land-based turnover which has a payout ratio of 83.5% in the current year, this resulted in web based revenue growing by 5.8% over the prior year compared to total revenue growing by 9.9%

ADM gaming taxes increased by $1,279,935 or 37.5% over the prior period due to the increased gaming tax rates instituted by the Italian gaming regulator in 2019 along with the increase in overall betting handle which gaming tax is based on.

Betting platform software and services revenue, while increasing by 34.6%, remains insignificant to total revenues during the years presented.

Selling expenses

We incurred selling expenses of $27,584,492 and $24,142,110 for the years ended December 31, 2019 and 2018, respectively, an increase of $3,442,382 or 14.3%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the year ended December 31, 2019, our percentage of selling expenses to gross gaming revenues was approximately 69.1% compared to 64.0% for the year ended December 31, 2018, primarily due to an aggressive strategy in the Italian gaming market to gain market share resulting in revised commission agreements with agents.

General and Administrative Expenses

General and administrative expenses were $10,994,554 and $10,588,162 for the years ended December 31, 2019 and 2018, respectively, an increase of $406,392 or 3.8%. The increase in general and administrative expenditure is in line with expectations and includes the grant of stock options during the year ended December 31, 2019 resulting in an expense of $201,106 and $0 for the years ended December 31, 2019 and 2018, respectively.

Loss from Operations

The loss from operations was $2,995,915 and $155,175 for the years ended December 31, 2019 and 2018, respectively, an increase of $2,840,740. The increase in loss from operations is due to the increase in selling expenses of $3,442,382 offset by an increase in revenue of $1,008,034 as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $972,443 and $619,709 for the years ended December 31, 2019 and 2018, respectively, an increase of $352,734 or 56.9%. The increase is attributable to the interest on the convertible debentures which were issued during 2018, a significant amount of these debentures were only in existence for a portion of prior year.

Amortization of debt discount

Amortization of debt discount was $4,154,922 and $1,995,128 for the years ended December 31, 2019 and 2018, respectively, an increase of $2,159,794 or 108.3%. The increase is attributable to the debt discount arising on the issuances of convertible debentures in 2018, a significant amount of these convertible debentures were only in existence for a portion of prior year, in addition convertible debentures amounting to $5,240,206 and interest thereon of $732,136 was converted to equity during the current year, of which approximately $3,725,000 was converted in December 2019, resulting in the acceleration of the debt discount amortization.

Virtual Generation bonus earnout

The Virtual Generation bonus earnout was $561,351 and $0 for the years ended December31, 2019 and 2018, respectively. In terms of the Securities Purchase Agreement entered into with the Virtual Generation sellers in January 2019, the sellers were entitled to an additional payment of €500,000 on achievement of a growth on gross tickets sold of 5%. This contingent bonus earnout was not included in the original purchase consideration as we considered that the possibility of achieving the 5% growth in gross tickets was remote.

Loss on share issuances

Loss on share issuances was $44,063 and $0 for the years ended December 31, 2019 and 2018, respectively, an increase of $44,063 or 100%. The loss on share issuances was primarily related to shares issued to certain convertible debenture holders to induce them to transfer their convertible debentures to another holder.

Other income

Other income was $149,565 and $0 for years ended December 31, 2019 and 2018, respectively. Other income represent several individually insignificant amounts received during the year.

Imputed interest on related party advances

Imputed interest on related party advances was $0 and $761 for the years ended December 31, 2019 and 2018, respectively. This amount is immaterial.

Gain on litigation settlement

Gain on litigation settlement was $516,120 for the year ended December 31, 2018 and no Gain on litigation settlement for the year ended December 31, 2019, respectively, a decrease of $516,120 or 100%. During the year ended December 31, 2018, we settled a legal dispute with an entity we had invested funds into resulting in the issue of the Zoompass marketable securities to us and the forgiveness of a debt we owed to this entity.

Loss on issuance of convertible debt

Loss on issuance of convertible debt was $0 and $196,403 for the years ended December 31, 2019 and 2018, respectively, a decrease of $196,403 or 100%. The loss in the prior year arose on the issuance of convertible debentures between January 1, 2018 and May 31, 2018.

Loss on Marketable Securities

The loss on marketable securities was $97,500 and $75,000 for the years ended December 13, 2019, and 2018, respectively. The loss on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each period. The shares in Zoompass were acquired by the Company as settlement of the litigation matter mentioned above.

Loss Before Income Taxes

Loss before income taxes was $8,676,629 and $2,526,056 for the years ended December 31, 2019 and 2018, respectively, an increase of $6,150,573 or 243.5%. The increase is primarily attributable to the increase in loss from operations of $2,840,740; the increase in the amortization of debt discount of $2,159,794; the Virtual Generation bonus earnout of $561,351; and the gain on litigation settlement in the prior year of $516,120 as discussed above.

Income Tax Provision

The income tax provision was $598,176 and $1,102,701 for the years ended December 31, 2019 and 2018, respectively, a decrease of $504,525 or 45.8%. The decrease in the income tax provision is attributable to the reduction in earnings at our operating subsidiaries discussed under revenue and selling expenses above and the deferred tax movement of $85,654 on intangible assets.

Net Loss

Net loss was $9,274,805 and $3,628,757 for the years ended December 31, 2019 and 2018, respectively, an increase of $5,646,048 or 155.6%, due to the reasons discussed above.

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

We recorded a foreign currency translation loss of $119,286 and $184,043 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The closing of physical betting shop locations does not affect the Company’s online and mobile business operations which may prove to mitigate some of the impact. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings, that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the specific impact is not readily determinable at this time.

Assets

At December 31, 2019, we had total assets of $27,825,182 compared to total assets of $22,653,481 at December 31, 2018. The increase is primarily related to the increase in intangible assets of $3,329,047 and goodwill of $1,400,833 related to the acquisition of the Virtual Generation licenses amounting to $4,004,594, acquired on January 31, 2019 under the terms of the Securities Purchase Agreement entered into as disclosed in Note 3 to the financial statements, offset by amortization of intangibles and foreign currency movements totaling $675,547, the recording of right of use assets relating to operating leases of $792,078 in terms of ASC 842, offset by a reduction in cash balances of $1,107,305.

Liabilities

At December 31, 2019, we had total liabilities of $19,023,897 compared to $12,714,078 at December 31, 2018. The increase is attributable to the deferred purchase consideration payable to related and non-related parties incurred for the acquisition of Virtual Generation during January 2019 as discussed in Note 3 to the financial statements, the increase in accounts payable balances of $2,831,233, the deferred purchase consideration due to the Virtual Generation sellers of $2,881,641, offset by the net reduction in convertible debt of $1,101,709, which reduction includes the amortization of debt discount of $4,154,922, interest accruals of $719,931, foreign currency adjustments of $184,214 and the conversion of convertible debt, including interest thereon, into equity of $5,972,343.

Working Capital

We had $5,182,598 in cash and cash equivalents at December 31, 2019 compared to $6,289,903 on December 31, 2018.

We had a working capital deficit of $9,153,291 at December 31, 2019, compared to a working capital surplus of $134,190 at December 31, 2018. The increase in the working capital deficit is due to the acquisition of Virtual Generation as disclosed in Note 3 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by short-term deferred compensation and the classification of convertible debentures of $3,361,337 as current liabilities due to their maturities falling within the next twelve months.

We maintain a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit. The outstanding balance on the Metropolitan Commercial Bank facility at December 31, 2019 was $1,000,000.

We intend embarking on an aggressive roll out of our operation in the US markets over the next twenty four months and anticipate that we will need cash of approximately $10 million to $15 million to execute this successfully and to fund our increasing working capital requirements. We believe that our existing cash resources together with the revenue from operations will be sufficient to fund existing operations over the next twelve months from the date hereof. Historically, we have primarily financed our operations through revenue generated from providing online and land-based gaming products, services, and Platform services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of December 31, 2019, we had accumulated deficit of $23,241,835 compared to accumulated deficit of $13,967,030 at December 31, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $145,520 for the year ended December 31, 2019, compared to net cash provided by operating activities of $1,401,302 for the year ended December 31, 2018. The $1,546,822 decrease in cash used in operating activities is primarily related to the increase in loss from operations of $5,731,702 offset by non-cash amortization of deferred costs of $4,097,721.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2019 was $468,348 compared to $4,725,856 for the year ended December 31, 2018 that was attributed directly to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option. During the current year we acquired Virtual Generation for an initial cash outlay, net of cash received of $47,268 and have subsequently paid the sellers an additional $672,871 in cash.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $479,445 compared to cash provided by financing activities of $4,499,088 for the year ended December 31, 2018. We raised funding through the issue of convertible debentures in the prior year of $6,883,906 and repurchased common shares totaling $2,261,307 in the prior year. The common share repurchase was attributed to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option. In the current year we made payment of $672,871 to the Virtual Generation sellers offset by net proceeds of the bank line of credit of $250,000.

Contractual Obligations

Contractual obligations consist of the following:

●	A cash obligation to repay Virtual Generation Promissory notes of $1,868,174.
●	Repayment of convertible debentures denominated in both US$ and CDN$ issued in the first and second quarters of 2018 that mature on May 31, 2020. At December 31, 2019, we have outstanding a principal amount of $3,464,737 and accrued interest thereon of $524,227.

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

Notes Payable, Related Party

The Company had three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bore interest at 12% per annum and were due on demand.

On September 4, 2019, in terms of an agreement entered into with the note holder, the promissory notes amounting to $318,078 together with interest thereon of $139,383, totaling $457,461 were exchanged for 142,956 shares of common stock at the market price of $3.20 per share.

Deferred Purchase consideration, Related Party

In terms of the acquisition of Virtual Generation on January 31, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to related parties was originally €1,521,200, please see details below.

Related party payables and receivables

The balances of our related party payable and receivable, representing non-interest-bearing (payables) receivables that are due on demand, and are outstanding as of December 31, 2019, and 2018 as follows:

	December 31, 2019	December 31, 2018
Related Party payables

Gold Street Capital Corp.	$(2,551)	$(39,237)

Related Party Receivables

Luca Pasquini	$4,123	$—

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. The Company paid management fees of $0 and $72,000 to Gold Street Capital Corp. during the years ended December 31, 2019 and 2018, respectively.

In January 2018, the Company advanced €100,000 (approximately $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. The advance has been repaid and the gaming license in Malta is still under consideration.

In February 2018 the Company provided a loan of approximately €39,000 (approximately $45,000) to Engage IT Services Srl, a Company owned by Luca Pasquini, to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by approximately €46,000 (approximately $53,000). The loan bears interest at 4.47% and is due in February 2019. Total repayments in 2019 were approximately €43,000 and approximately €43,000 (approximately $45,000 and $45,000, respectively), including interest, remains outstanding at December 31, 2019. An officer of the Company holds a 34% stake in Engage IT Services Srl.

During the year ended December 31, 2018, the Company paid management fees of approximately €480,000 (approximately $549,000) to Ulisse Services, Ltd. to cover office and set-up expenses.

Michele Ciavarella

On July 5, 2019, the Company issued to Mr. Ciavarella, the Chief Executive Officer and chairman of the board and officer of the Company, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, the Company issued to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at a conversion price of $4 per share, at a premium of $0.80 to the market price of $3.20 per share on the conversion date, as stipulated by the independent members of the Board of Directors.

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

On September 4, 2019, the Company issued 15,196 shares of common stock at the market price of $3.20 per share to Gold Street Capital in settlement of $48,508 of advances made to the Company for certain reimbursable expenses.

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (Approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (Approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2019, the Company has paid Mr. Pasquini cash of €125,600 (approximately $141,014) and issued 68,247 shares valued at €183,800 (Approximately $205,463).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, which earnout is to be settled by the issue of shares of common stock of which Mr. Pasquini’s shares is €100,000 (approximately $112,270).

On August 29, 2019, the Company issued to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2019, the Company has paid Mr. Peroni cash of €167,200 (approximately $187.720) and issued 68,247 shares valued at €183,800 (Approximately $205,463).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, which earnout is to be settled by the issue of shares of common stock of which Mr. Peroni’s shares is €100,000 (approximately $112,270).

On August 29, 2019, the Company issued to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Franco Salvagni

On August 29, 2019, the Company issued to Mr. Salvagni, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Beniamino Gianfelici

On August 29, 2019, the Company issued to Mr. Gianfelici, an officer of the Company, ten year options to purchase over 25,000 shares of common stock at an exercise price of $2.80 per share.

Mark Korb

On July 1, 2019, the Company issued to Mr. Korb, the chief financial officer of the Company, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

Paul Sallwasser

On July 5, 2019, the Company issued to Mr. Sallwasser, a director of the Company, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

Steven Shallcross

On July 5, 2019, the Company issued to Mr. Shallcross, a director of the Company, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

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

NEWGIOCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Newgioco Group, Inc.

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Newgioco Group, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Zurich, Switzerland, July 2, 2020

BDO AG

Christoph Tschumi ppa. Timothy Ryan

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Newgioco Group Inc.

Toronto, Ontario

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Newgioco Group Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of comprehensive income, Stockholders’ Equity (Deficiency), and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statement”). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Pitagora Revisione S.r.l.

/s/ Roberto Seymandi

Roberto Seymandi

Partner

Turin, Italy

May 14, 2020

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$5,182,598	$6,289,903
Accounts receivable	152,879	10,082
Gaming accounts receivable	1,242,005	1,021,052
Prepaid expenses	221,547	124,712
Related party receivable	4,123	49,914
Other current assets	461,398	55,700
Total Current Assets	7,264,550	7,551,363

Non - Current Assets
Restricted cash	1,549,917	1,560,539
Property, plant and equipment	520,725	476,047
Right of use assets	792,078	—
Intangible assets	15,857,027	12,527,980
Goodwill	1,663,385	262,552
Marketable securities	177,500	275,000
Total Non - Current Assets	20,560,632	15,102,118
Total Assets	$27,825,182	$22,653,481

Current Liabilities
Line of credit - bank	$1,000,000	$750,000
Accounts payable and accrued liabilities	6,800,765	3,969,532
Gaming accounts payable	1,735,650	1,049,423
Taxes payable	298,476	1,056,430
Advances from stockholders	2,551	39,237
Deferred purchase consideration, net of discount of $120,104	1,682,280	—
Deferred purchase consideration, Related Party, net of discount of $80,069	1,199,361	—
Debentures, net of discount	3,361,337	—
Operating lease liability	200,866	—
Financial lease liability	12,476	—
Promissory notes payable – related party	—	431,631
Bank loan payable – current portion	124,079	120,920
Total Current Liabilities	16,417,841	7,417,173

Non-Current Liabilities
Deferred tax liability	1,315,954	—
Debentures, net of discount	—	4,463,046
Operating lease liability	548,747	—
Financial lease liability	25,025	—
Bank loan payable	96,786	225,131
Other long-term liabilities	619,544	608,728
Total Non – Current Liabilities	2,606,056	5,296,905
Total Liabilities	19,023,897	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued		—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 11,949,042 and 9,442,537 shares issued and outstanding as of December 31, 2019 and 2018*	1,194	944
Additional paid-in capital	32,218,643	23,962,920
Accumulated other comprehensive income	(176,717)	(57,431)
Accumulated deficit	(23,241,835)	(13,967,030)
Total Stockholders' Equity	8,801,285	9,939,403
Total Liabilities and Stockholders’ Equity	$27,825,182	$22,653,481

* Adjusted for 1 for 8 reverse stock split effective December 12, 2019

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended December 31,
	2019	2018

Revenue	$35,583,131	$34,575,097

Costs and Expenses
Selling expenses	27,584,492	24,142,110
General and administrative expenses	10,994,554	10,588,162
Total Costs and Expenses	38,579,046	34,730,272

Loss from Operations	(2,995,915)	(155,175)

Other (Expenses) Income
Interest expense, net	(972,443)	(619,709)
Amortization of debt discount	(4,154,922)	(1,995,128)
Virtual Generation bonus earnout	(561,351)	—
Loss on share issuances	(44,063)	—
Other income	149,565	—
Imputed interest on related party advances	—	(761)
Gain on litigation settlement	—	516,120
Loss on issuance of convertible debt	—	(196,403)
Loss on marketable securities	(97,500)	(75,000)
Total Other Expenses	(5,680,714)	(2,370,881)

Loss Before Income Taxes	(8,676,629)	(2,526,056)
Income tax provision	(598,176)	(1,102,701)
Net Loss	$(9,274,805)	$(3,628,757)

Other Comprehensive Loss
Foreign currency translation adjustment	(119,286)	(184,043)

Comprehensive Loss	$(9,394,091)	$(3,812,800)

Loss per common share – basic and diluted*	$(0.91)	$(0.38)
Weighted average number of common shares outstanding – basic and diluted*	10,226,432	9,485,993

* Adjusted for 1 for 8 reverse stock split effective December 12, 2019

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Other
	Shares*	Amount*	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2017	9,267,948	$927	$14,548,951	$126,612	$(10,338,273)	$4,338,217

Imputed interest on stockholder advances	—	—	1,514	—	—	1,514
Shares issued for warrants	25,136	3	(3)	—	—	—
Common stock issued with debentures	228,903	22	582,464	—	—	582,486
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,551,856	—		2,551,856
Warrants issued with debt	—	—	2,951,429	—	—	2,951,429
Common stock issued for the purchase of subsidiaries	175,550	18	5,587,657	—	—	5,587,675
Purchase of treasury stock	(255,000)	(26)	(2,260,948)	—	—	(2,260,974)
Foreign currency translation adjustment	—	—	—	(184,043)	—	(184,043)
Net loss	—	—	—	—	(3,628,757)	(3,628,757)
Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403
Shares issued on conversion of convertible debentures	1,866,467	187	5,972,321	—	—	5,972,508
Common stock issued to settle deferred purchase consideration	341,235	34	1,027,279	—	—	1,027,313
Common stock issued to settle liabilities	284,721	28	1,009,953	—	—	1,009,981
Bonus shares issued to convertible debenture holders	14,082	1	45,064	—	—	45,065
Stock based compensation expense	—	—	201,106			201,106
Foreign currency translation adjustment	—	—	—	(119,286)	—	(119,286)
Net loss	—	—	—	—	(9,274,805)	(9,274,805)

Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

* Adjusted for 1 for 8 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(9,274,805)	$(3,628,757)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	946,185	697,266
Amortization of debt discount	4,154,922	1,995,128
Non-cash interest	745,762	—
Virtual Generation bonus earnout	561,351	—
Loss on issuance of debt	—	196,403
Imputed interest on advances from stockholders	—	1,514
Unrealized loss on marketable securities	97,500	75,000
Impairment (recovery) of assets	—	(518,354)
Stock based compensation expense	201,106	—
Bonus shares issued to debenture holders	45,065	—
Gain on settlement of liabilities	(1,003)	—
Bad debt (recovery) expense	—	6,354
Deferred taxation movement	(85,654)

Changes in Operating Assets and Liabilities
Prepaid expenses	(90,353)	(37,021)
Accounts payable and accrued liabilities	2,973,916	3,062,419
Accounts receivable	(95,147)	100,053
Gaming accounts receivable	(240,559)	142,779
Gaming accounts payable	701,029	(225,433)
Taxes payable	(438,235)	(498,941)
Other current assets	(368,894)	(43,157)
Long term liabilities	22,294	76,048
Net Cash (Used in) Provided by Operating Activities	(145,520)	1,401,302

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(252,198)	(4,725,856)
Acquisition of Virtual Generation, net of cash of $47,268	(216,150)	—
Net Cash Used in Investing Activities	(468,348)	(4,725,856)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	250,000	750,000
Repayment of bank loan	(118,336)	(137,965)
Repayment of bank credit line	—	(177,060)
Deferred purchase price payments	(672,871)	—
Proceeds from debentures and convertible notes, net of repayment	—	6,883,906
Proceeds from finance leases	14,989	—
Repayment of finance leases	(11,371)	—
Advance from related party	58,144	—
Payments to related party	—	(49,914)
Purchase of treasury stock	—	(2,261,307)
Advances from stockholders, net of repayment	—	(508,572)
Net Cash (Used in) Provided by Financing Activities	(479,445)	4,499,088

Effect of change in exchange rate	(24,614)	(381,855)

Net (decrease) increase in cash	(1,117,927)	792,679
Cash and cash equivalents and restricted cash – beginning of the year	7,850,442	7,057,763
Cash and cash equivalents and restricted cash – end of the year	$6,732,515	$7,850,442

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows

Cash and cash equivalents	$5,182,598	$6,289,903
Restricted cash included in non-current assets	1,549,917	1,560,539
	$6,732,515	$7,850,442

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$227,006	$619,709
Income tax	$884,295	$339,274
Supplemental cash flow disclosure for non-cash activities
Conversion of convertible debt to common stock	$5,972,508	$—
Deferred purchase consideration on acquisition of Virtual Generation	$3,828,133	$—
Deferred purchase consideration settled by the issuance of common stock	$1,027,313	$—
Settlement of liabilities by the issuance of common stock	$1,009,981	$—
Cashless exercise of warrants	$—	$20
Common shares issued for the acquisition of intangible assets	$—	$5,588,008
Common stock issued with debt	$—	$582,486
Discount due to warrants issued with debt	$—	$2,307,569
Discount due to beneficial conversion feature	$—	$2,551,856
Discount due to broker warrants issued with debt	$—	$643,860
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	$—	$222,915

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

1.	Nature of Business

Established in the state of Delaware in 1998, Newgioco Group, Inc. (“Newgioco Group” or the “Company”) is an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. The Company is a licensed gaming operator in the regulated Italian leisure betting market offering gaming services, including a variety of lottery, casino gaming and sports betting products through two distribution channels: an online channel and a land-based retail channel. Additionally, the Company is a global gaming technology company (known as a “Provider”), which owns and operates a betting software designed with a unique “distributed model” (“shop-client”) software architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system and sports book.

The Company and its subsidiaries are as follows:

Name	Acquisition date	Domicile	Functional Currency

Newgioco Group, Inc.	Parent Company	USA	US Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Rifa Srl (“Rifa”)	January 1, 2015	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Naos Holdings limited (“Naos”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited (“Elys”)	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso

The Company operates in two lines of business: (i) provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries and; (ii) the operating of web based as well as land based leisure betting establishments situated throughout Italy. The Company’s operations are carried out through the following three geographically organized groups:

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and
c)	a corporate group which is based in North America and operates out of our principal executive offices in Toronto, Canada and satellite offices in the USA in Fort Lauderdale and Boca Raton, Florida, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various independent contractors and vendors are engaged.

2.	Accounting Policies and Estimates

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions are eliminated upon consolidation.

Certain items in the prior periods were reclassified to conform to the current period presentation.

All amounts referred to in the Notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

c)	Foreign operations

The Company translated the assets and liabilities of its foreign subsidiaries into US Dollars at the exchange rate in effect at year end and the results of operations and cash flows at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss).

All revenues were generated in Euro during the years presented.

Gains and losses from foreign currency transactions are recognized in current operations.

d)	Business Combinations

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

e)	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables, leasing arrangements, convertible debentures, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

f)	Loss Contingencies

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

The Company evaluates, on a regular basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company’s estimates and assumptions change or prove to have been incorrect, it could have a material impact on its business, consolidated financial position, results of operations, or cash flows.

To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on the Company’s operations or financial condition. The Company has insured and continues to insure against most of these types of claims.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

g)	Fair Value Measurements

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

The carrying value of the Company's accounts receivables, gaming accounts receivable, lines of credit - bank, accounts payable, gaming accounts payable and bank loans payable approximate fair value because of the short-term maturity of these financial instruments.

h)	Derivative Financial Instruments

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company determined that the conversion feature of the convertible debt did not qualify as a derivative liability and is not bifurcated from the host instrument but contains a beneficial conversion feature.

i)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of December 31, 2019 and 2018, respectively.

The Company primarily places cash balances in the USA with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN$100,000 per institution, in Italy which is insured by the Italian deposit guarantee fund Fondo Interbancario di Tutela dei Depositi (FITD) up to a limit of €100,000 per institution, and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken) up to a limit of €100,000 per institution.

j)	Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded a bad debt expense of $163,942 and $0 for the years ended December 31, 2019 and 2018, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

2.	Accounting Policies and Estimates (continued)

k)	Gaming Accounts Payable

Gaming accounts payable represent customer balances, including winnings and deposits, that are held as credits in online gaming accounts and have not as of yet been used or withdrawn by the customers. Customers can request payment of winnings from the Company at any time and the payment to customers can be made through bank wire, credit card, or cash disbursement from one of our locations. Online gaming account credit balances are non-interest bearing.

l)	Long-Lived Assets

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

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.’’

m)	Property, Plant and Equipment

Plant and equipment is stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Expenditures are capitalized only when they increase the future economic benefits embodied in an item of plant and equipment. All other expenditures are recognized as expenses in the statement of operations as incurred.

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Leasehold improvements	Life of the underlying lease
Computer and office equipment	3 to5
Furniture and fittings	7 to 10
Computer Software	3 to 5
Vehicles	4 to 5

n)	Intangible Assets

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

The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Betting Platform Software	15
Ulisse Bookmaker License	Indefinite
Multigioco and Rifa ADM Licenses	1.5 - 7
Location contracts	5 - 7
Customer relationships	10 - 15
Trademarks/Tradenames	14
Websites	5

The Ulisse Bookmaker has no expiration date and is therefore not amortized.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

o)	Goodwill

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

The Company annually assesses whether the carrying value of its goodwill exceeds its fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of goodwill exceeds its fair value. If the carrying amount of the goodwill exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.

In terms of ASC 350, the Company skipped the requirement to perform a qualitative assessment and performed a quantitative assessment on its goodwill and other intangible assets as of December 31, 2019, concluding that no impairment was considered necessary.

p)	Income Taxes

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

q)	Revenue Recognition

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

Revenues from the Betting Platform include software licensing fees, training, installation, and product support services. The Company does not sell its proprietary software. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

r)	Stock-Based Compensation

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

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

t)	Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact on the number of shares outstanding should they be exercised. Securities that have the potential to dilute shareholder's interests include unexercised stock options and warrants as well as unconverted debentures.

On December 12, 2019, the Company effected an 1 for 8 reverse stock split, all references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split.

u)	Related Parties

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

v)	Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

2.	Accounting Policies and Estimates (continued)

The Company has identified all material leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in; (i) the recording of a right-of-use asset of $646,138 and an operating lease liability of $617,352 on the consolidated balance sheet with effect from January 1, 2019 utilizing implicit borrowing rates where available and incremental borrowing rates where rates were not readily available. The right of use asset and operating lease liability are subsequently amortized. No cumulative effect adjustment to opening retained earnings was made as the amounts are immaterial.

w)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required.

The Company adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis, and is currently evaluating the impact of adoption of the amendments in these updates, which are not expected to have a material impact on the Company’s financial position, results of operations, and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), the Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company’s financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

x)	Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries and;
(ii)	the operating of web based as well as land based leisure betting establishments situated throughout Italy.

y)	Comparatives

Certain items in the prior year were reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or comprehensive loss.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

3.	Acquisition of subsidiaries

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

Pursuant to the Ulisse SPA, the purchase price was subject to an adjustment equal to two times earnings before income taxes calculated on a pro rata basis from the closing date upon completion of the license tender auction held by the Italian gaming regulator, Agenzia delle Dogane e dei Monopoli (“ADM”). The sellers were also permitted to exercise the option to resell to the Company 50% of the shares of common stock (or 208,200 shares) issued in consideration for the purchase price at a fixed price of $4.00 per share (the “Ulisse Put Option”).

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately $11.7 million). The purchase price adjustment was paid half in cash of €5 million (approximately $5.85 million) and the Company issued 591,950 shares of common stock to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment at a closing price of $9.44 per share on May 31, 2018

Multigioco Acquisition

On May 31, 2018, the Company and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). The Company repurchased and retired the balance of 255,000 shares issued to the Multigioco sellers in exchange for €510,000 (approximately $595,000).

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

(a) an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that was one month after the Closing Date; and

(b) an aggregate of €1,411,000 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, which issuances commenced on March 1, 2019.

The €3,803,000 promissory note was originally recorded as a liability owing to related parties of €1,521,200 (Note 15) and to third parties of €2,281,800 (Note 12).

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the sellers of VG an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment. The earnout payment was considered remote at the time of entering into the transaction and was not recorded as a component of deferred purchase consideration, accordingly it has been expensed through the statement of operations for the year ended December 31, 2019.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

3.	Acquisition of subsidiaries (continued)

Virtual Generation Limited (“VG”) Acquisition (continued)

In terms of the agreement, the purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed, as follows:

Amount
Purchase consideration, net of discount of $382,778	$4,193,375

Fair value of assets acquired
Cash	47,268
Current assets	178,181
Property, Plant and Equipment	41,473
Betting Platform	4,004,594
4,271,516
Less: liabilities assumed	(78,141)
Less: Imputed Deferred taxation on identifiable intangible acquired (Betting platform)	(1,401,608)

Total identifiable assets less liabilities assumed	2,791,767
Goodwill arising on acquisition	1,401,608
Total purchase consideration	$4,193,375

The Betting Platform value was determined by management, based on prior experience, and is being amortized over a period of 15 years, the expected useful life.

4.	Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against a bank loan with Intesa Sanpaolo Bank for Multigioco as well as Wirecard Bank as a security deposit for Ulisse betting operations.

•	The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 10.

5.	Plant and equipment

	December 31, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$47,291	$(14,886)	$32,405	$8,038
Computer and office equipment	835,793	(522,969)	312,824	258,448
Fixtures and fittings	135,869	(78,271)	57,598	62,795
Vehicles	98,115	(25,589)	72,526	88,262
Computer software	125,831	(80,459)	45,372	58,504
	$1,242,899	$(722,174)	$520,725	$476,047

The aggregate depreciation charge to operations was $283,497 and $228,715 for the years ended December 31, 2019 and 2018, respectively. The depreciation policies followed by the Company are described in Note 2.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

6.	Leases

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected to combine lease and non-lease components on the office equipment leases and elected the short-term lease recognition exemption for all leases that qualify.

Discount Rate

To determine the present value of minimum future lease payments for leases at January 1, 2019, the Company was required to use the rate implicit in the lease unless the rate is not determinable then a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

Operating leases

Property and vehicle leases

The Company determined the rate implicit in the lease or an IBR where that rate was not determinable. The Company used country specific rates based on the country the assets are located in.

•	Property leases

The Company determined that rates ranging from 2.12% to 4.5% were appropriate discount rates to apply to its real-estate operating leases.

The Company entered into new real estate operating leases during the current period and determined an appropriate discount rate to apply to its operating leases was 2.12%.

•	Vehicle leases

The Company determined that appropriate discount rates to apply to its vehicle operating leases ranged from 5.1% to 6.7%.

Finance leases

Computer and office equipment leases

The Company has financed several items of computer and office equipment through vendor financing. The discount rates for finance leases ranged from 2.5% to 4.2%.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

6.	Leases (continued)

Right of use assets

Upon adoption of ASC 842, effective January 1, 2019, the Company recorded a right of use asset for operating leases of $646,138.

Right of use assets are included in the consolidated balance sheet are as follows:

December 31, 2019

Non-Current assets
Right-of-use assets - operating leases, net of amortization	$792,078
Right-of-use assets – finance leases, net of amortization (included in plant and equipment)	$37,091

Lease costs consists of the following:

Year ended December 31, 2019

Finance lease cost:	$13,292
Amortization of right-of-use assets	11,890
Interest expense on lease liabilities	1,402

Operating lease cost	210,881

Total lease cost	$224,173

Other lease information:

Year ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,252)
Operating cash flows from operating leases	(210,881)
Financing cash flows from finance leases	(11,371)

Right-of-use assets obtained in exchange for new finance leases	14,989
Right-of-use assets disposed of under operating leases prior to lease maturity	(81,263)
Right-of -use assets obtained in exchange for new operating leases	$442,281

Weighted average remaining lease term – finance leases	3.46 years
Weighted average remaining lease term – operating leases	3.74 years

Weighted average discount rate – finance leases	3.52%
Weighted average discount rate – operating leases	3.42%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

6.	Leases (continued)

Amount

2020	$13,611
2021	10,413
2022	8,431
2023	6,560
2024	802
Total undiscounted minimum future lease payments	39,967
Imputed interest	(2,466)
Total finance lease liability	$37,501

Disclosed as:
Current portion	$12,476
Non-Current portion	25,025
$37,501

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

2020	$222,497
2021	214,693
2022	180,470
2023	150,570
2024 and beyond	28,741
Total undiscounted minimum future lease payments	796,971
Imputed interest	(47,358)

Total operating lease liability	$749,613

Disclosed as:
Current portion	$200,866
Non-Current portion	548,747
$749,613

7.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Net book value

Betting platform software	$5,689,965	$(637,320)	$5,052,645	$1,405,134
Licenses	10,694,227	(764,732)	9,929,495	10,037,980
Location contracts	1,000,000	(768,688)	231,312	374,169
Customer relationships	870,927	(301,227)	569,700	630,161
Trademarks	116,175	(42,300)	73,875	75,583
Websites	40,000	(40,000)	—	4,953
	$18,411,294	$(2,554,267)	$15,857,027	$12,527,980

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

7.	Intangible Assets (continued)

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

The Company recorded $771,665 and $468,551 in amortization expense for finite-lived assets for the years ended December 31, 2019 and 2018, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

The Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be impaired.

8.	Goodwill

	December 31, 2019	December 31, 2018

Opening balance	$262,552	$260,318
Acquisition of Virtual Generation	1,401,608	—
Impairment charge	—	—
Foreign exchange movements	(775)	2,234
Closing balance	$1,663,385	$262,552

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

On January 30, 2019, the Company acquired Virtual Generation Limited, as disclosed in Note 3 above. The goodwill on acquisition arose as the Proceeds paid on acquisition exceeded the fair value of the identifiable assets less assumed liabilities and imputed deferred tax liabilities on identifiable intangible assets by $1,401,608.

The Company evaluates goodwill for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

9.	Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized in earnings.

On December 31, 2019, the shares of Zoompass were last quoted at $0.071 per share on the OTC market, resulting in an unrealized loss recorded to earnings related to these securities of $97,500 and $75,000 for the years ended December 31, 2019, and 2018 respectively.

10.	Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit, see Note 4.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

11.	Convertible Debentures

On February 26, 2018, the Company issued debenture units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 20 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 ($521,900) debentures and received warrants to purchase up to 20,938 shares of the Company’s common stock and 13,875 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share.

In April 2018, the Company issued debenture units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 20 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 ($105,200) debentures and received warrants to purchase up to 4,218.75 shares of the Company’s common stock and 2,700 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share.

On April 19, 2018, the Company re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 20 shares of restricted common stock. The investors in the April 19, 2018 Private Placement received an aggregate principal amount of CDN $1,436,000 ($1,118,600) debentures, warrants to purchase up to 44,875 shares of the Company’s common stock and 28,720 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share.

On May 11, 2018, the Company issued debenture units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 20 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 ($102,000) debentures and received warrants to purchase up to 4,093.75 shares of the Company’s common stock and 2,620 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest may be converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants can be exercised at a price equal to $4.00 per share.

On May 31, 2018, the Company closed a private placement offering of up to 7,500 units and entered into Subscription Agreements (the “Agreements”) with certain accredited investors (the “May 31, 2018 Private Placement”). The units were offered in both U.S. and Canadian dollar denominations. Each unit sold to U.S. investors was sold at a per unit price of $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of $1,000 (the “U.S. Debentures”) maturing on May 31, 2020, (ii) 26 shares of our common stock and (ii) warrants to purchase up to 135.25 shares of the Company’s common stock (the “U.S. Warrants”). Each unit sold to Canadian investors was sold at a per unit price of CND $1,000 and was comprised of (i) a 10% convertible debenture in the principal amount of CND $1,000 (the “Canadian Debentures” and together with the U.S. Debentures, the “May Debentures”), (ii) 20 shares of our common stock and (ii) warrants to purchase up to 104.06 shares of our common stock (the “Canadian Warrants” and together with the U.S. Warrants, the “May Warrants”).

The May 31, 2018 Warrants are exercisable at an exercise price of $4.00 per share and expire on May 31, 2020.

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

11.	Convertible Debentures (continued)

The proceeds received from the convertible debentures were; (i) net of finders fees issued to certain brokers; (ii) in addition, the Company issued shares of common stock to the convertible debenture holders; as well as (iii) certain two year warrants exercisable for shares of common stock at an exercise price of $4.00 per share; (iv) in conjunction with the finders fees paid, the Company also issued warrants to certain brokers on the same terms and conditions as the warrants issued to the convertible debenture holders; and (v) the convertible debentures are convertible into shares of common stock at a conversion price of $3.20 per share.

The accounting treatment of the above is as follows:

(i)	The convertible debentures were recorded at gross value;
(ii)	The cash fee paid to the brokers was $427,314 and the fair value of the warrants issued to the brokers were valued at fair value as described in (iv) below and were recorded as a debt discount against the gross value of the convertible debentures;
(iii)	The shares of common stock issued to the convertible debenture holders were valued at $582,486, the market price of the common stock on the date of issue and were recorded as debt discount against the gross value of the convertible debt;
(iv)	The warrants issued to the convertible debenture holders and brokers were valued at $2,929,712 using a Black-Scholes valuation model, the value of the warrants was recorded as a discount against the gross value of the convertible debentures and initially recorded as a derivative liability on the basis of standard anti-dilution language being interpreted as a down round feature, the warrants do not provide for any down round features and subsequent to the initial recording the Company adopted ASU 2017-11 in September 2018 and eliminated the derivative liability;
(v)	The conversion feature of the convertible debentures was in-the-money at date of issuance, giving rise to a beneficial conversion feature valued at intrinsic value of $2,585,055.
(vi)	The company originally recorded the conversion feature as a derivative liability on the basis that the standard anti-dilution clauses in the convertible debt agreements relating to stock splits and stock mergers amounted to a down-round feature, the convertible debentures do not provide for down round features and accordingly, the Company adopted ASU2017-11 in September 2018 and eliminated the derivative liability.

The total debt discount above amounted to $6,524,567 which is being amortized over the two year life of the debentures on a straight line basis.

As of December 31, 2019 and 2018, the Company has outstanding, US Dollar convertible debentures of $2,083,000 and $3,268,000, respectively and Canadian Dollar denominated Convertible debentures of CDN$1,794,600 and CDN$6,801,165, respectively.

During the year ended December 31, 2019, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN$5,367,400, including interest thereon of CDN$791,861 and investors in US Dollar convertible debentures converted the aggregate principal amount of $1,185,000, including interest thereon of $133,959, into 1,866,528 shares of common stock.

The Aggregate convertible debentures outstanding consists of the following:

	December 31, 2019	December 31, 2018
Principal Outstanding
Opening balance	$8,529,751	$1,610,980
Additions	—	7,080,308
Conversion to equity	(5,240,736)	—
Foreign exchange movements	175,722	(161,537)
	3,464,737	8,529,751
Accrued Interest
Opening balance	520,523	—
Interest expense	719,931	520,523
Conversion to equity	(731,731)	—
Foreign exchange movements	15,504	—
	524,227	520,523
Debenture Discount
Opening balance	(4,587,228)	(462,872)
Additions	—	(6,119,484)
Amortization	3,959,601	1,995,128
	(627,627)	(4,587,228)
Convertible Debentures, net	$3,361,337	$4,463,046

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

12.	Deferred Purchase Consideration

In terms of the acquisition of Virtual Generation on January 31, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable related parties was €1,521,200 and to non-related parties was €2,281,800.

The promissory notes payable to non-related parties are to be settled as follows:

(a)	an aggregate of €1,435,200 in cash in 23 equal and consecutive monthly instalments of €62,400 with the first such payment due and payable on the date that was one month after the Closing Date; and
(b)	an aggregate of €846,600 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €49,800 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, which issuances commenced on March 1, 2019.

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the sellers of VG an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment. The earnout payment was considered remote at the time of entering into the transaction and was not recorded as a component of deferred purchase consideration, accordingly it has been expensed through the statement of operations for the year ended December 31, 2019. The amount due to the non-related party VG sellers amounts to €300,000 (Approximately $336,810).

The future payments on the promissory notes were discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2019
Principal Outstanding
Promissory note due to non-related parties	$2,745,811
Additional earnout earned	336,810
Settled by the issuance of common shares	(616,387)
Repayment in cash	(607,555)
Foreign exchange movements	(56,295)
1,802,384
Present value discount on future payments
Present value discount	(242,089)
Amortization	117,192
Foreign exchange movements	4,793
(120,104)
Deferred purchase consideration, net	$1,682,280

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

13.	Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately $545,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5% above the Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of €9,760 began in January 2017.

The Company made payments of €117,120 (approximately $131,163) for the year ended December 31, 2019 which included principal of €110,518 (approximately $123,769) and interest of €6,602 approximately $7,394) for the year ended December 31, 2019.

14.	Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	December 31, 2019	December 31, 2018
Severance liability	$211,734	$168,706
Customer deposit balance	407,810	440,021
	$619,544	$608,727

15.	Related Parties

Notes Payable, Related Party

The Company had three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bore interest at 12% to 24% per annum and were due on demand.

On September 4, 2019, in terms of an agreement entered into with the note holder, the promissory notes amounting to $318,078 together with interest thereon of $139,383, totaling $457,461 were exchanged for 142,956 shares of common stock.

The movement on notes payable, Related Party, consists of the following:

	December 31, 2019	December 31, 2018

Principal Outstanding
Opening balance	$318,078	$318,078
Settled by issuance of common shares	(318,078)	—
	—	318,078
Accrued Interest
Opening balance	113,553	75,384
Interest expense	25,830	38,169
Conversion to equity	(139,383)	—
	—	113,553
Convertible Debentures, net	$—	$431,631

Deferred Purchase consideration, Related Party

In terms of the acquisition of Virtual Generation on January 31, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to non-related parties was €2,281,800 and to related parties was €1,521,200.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

15.	Related Parties (continued)

Deferred Purchase consideration, Related Party (continued)

The related party promissory notes are due to Luca Pasquini, a director and officer of the Company and Gabriele Peroni, an officer of the Company.

The promissory notes are to be settled as follows:

(a)	an aggregate of €956,800 in cash in 23 equal and consecutive monthly instalments of €41,600 with the first such payment due and payable on the date that is one month after the Closing Date; and
(b)	an aggregate of €564,400 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €33,200 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the sellers of VG an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment. The earnout payment was considered remote at the time of entering into the transaction and was not recorded as a component of deferred purchase consideration, accordingly it has been expensed through the statement of operations for the year ended December 31, 2019. The amount due to the related party VG sellers amounts to €200,000 (Approximately $224,540).

The future payments on the promissory notes were discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,830,541
Additional earnout earned	224,540
Settled by the issuance of common shares	(410,925)
Repayment in cash	(328,734)
Foreign exchange movements	(35,992)
1,279,430
Present value discount on future payments
Present value discount	(161,393)
Amortization	78,128
Foreign exchange movements	3,195
(80,069)
Deferred purchase consideration, net	$1,199,361

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

15.	Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2019	December 31, 2018
Related Party payables

Gold Street Capital Corp.	$(2,551)	$(39,237)

Related Party Receivables

Luca Pasquini	$4,123	$—

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses. The Company paid no management fees and $72,000 in management fees to Gold Street Capital Corp. during the years ended December 31, 2019 and 2018, respectively.

In January 2018, the Company advanced €100,000 (approximately $116,000) to an officer to cover fees related to an application for a gaming license in Malta, under the name Ulisse Services, Ltd. The advance has been repaid and the gaming license in Malta is still under consideration.

During the year ended December 31, 2018, the Company paid management fees of approximately €480,000 (approximately $549,000) to Ulisse Services, Ltd. to cover office and set-up expenses.

Michele Ciavarella

On July 5, 2019, the Company issued to Mr. Ciavarella, the Chief Executive Officer and chairman of the board and officer of the Company, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, the Company issued to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at a conversion price of $4 per share.

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

On September 4, 2019, the Company issued 15,196 shares of common stock to Gold Street Capital in settlement of $48,508 of advances made to the Company for certain reimbursable expenses.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

15.	Related Parties (continued)

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2019, the Company has paid Mr. Pasquini cash of €125,600 (approximately $141,014) and issued 68,247 shares valued at €183,800 (approximately $205,463).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, which earnout is to be settled by the issue of shares of common stock of which Mr. Pasquini’s shares is €100,000 (approximately $112,270).

On August 29, 2019, the Company issued to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2019, the Company has paid Mr. Peroni cash of €167,200 (approximately $187,720) and issued 68,247 shares valued at €183,800 (approximately $205,463).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, which earnout is to be settled by the issue of shares of common stock of which Mr. Peroni’s shares is €100,000 (approximately $112,270).

On August 29, 2019, the Company issued to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Franco Salvagni

On August 29, 2019, the Company issued to Mr. Salvagni, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Beniamino Gianfelici

On August 29, 2019, the Company issued to Mr. Gianfelici, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Mark Korb

On July 1, 2019, the Company issued to Mr. Korb, the chief financial officer of the Company, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

Paul Sallwasser

On July 5, 2019, the Company issued to Mr. Sallwasser, a director of the Company, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

Steven Shallcross

On July 5, 2019, the Company issued to Mr. Shallcross, a director of the Company, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

16.	Stockholders’ Equity

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation, as disclosed in Note 3 above.

•	On January 31, 2019, 32,450 shares of common stock valued at $101,763;
•	On March 1, 2019, 32,848 shares of common stock valued at $101,249;
•	On April 1, 2019, 29,975 shares of common stock valued at $86,328;
•	On May 1, 2019, 33,105 shares of common stock valued at $93,018;
•	On June 1, 2019, 37,256 shares of common stock valued at $92,961;
•	On July 1, 2019, 35,751 shares of common stock valued at $93,875;
•	On August 1, 2019, 35,048 shares of common stock valued at $91,810;
•	On September 1, 2019, 33,353 shares of common stock valued at $91,255;
•	On October 1, 2019, 26,285 shares of common stock valued at $90,526
•	On November 1, 2019, 28,565 shares of common stock valued at $92,608
•	On December 8, 2019, 26,610 shares of common stock valued at $91,922

For the year ended December 31, 2019, the Company issued a total of 1,866,528 shares of common stock, valued at $5,972,507, upon the conversion of convertible debentures into equity (Note 11).

On April 22, 2019, the Company issued 14,083 shares of common stock, valued at $45,066, to certain convertible debenture holders as an incentive for them to transfer their convertible debentures to another investor.

Between September 4, 2019 and September 17, 2019, the Company issued 284,721 shares of common stock, valued at $728,884 in settlement of promissory notes amounting to $457,461 and other liabilities amounting to $553,525.

17.	Warrants

In connection with the convertible debenture agreements entered into with accredited investors in the first and second quarters of 2018, for each $1,000 debenture unit the Company issued two-year warrants to purchase up to 135.28 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 104.06 shares of the Company’s common stock at an exercise price of $4.00 per share.

The warrants were valued at fair value of $2,929,712 in terms of ASC 820 at the date of issuance, using a Black Sholes valuation model.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to December 31, 2019 is as follows:

Year ended December 31, 2018
Exercise price/shares at issuance	$4.00 – 4.60
Common stock share price	$2.08
Risk free interest rate	0.91%
Expected life	1.37 years
Expected volatility of underlying stock	459%
Expected dividend rate	0%

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2018	76,566	$4.32	$4.32
Granted	1,096,224	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	5.04
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2018	1,089,474	$4.00	4.00
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2019	1,089,474	$4.00	$4.00

The following tables summarize information about warrants outstanding as of December 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$4.00	1,089,474	0.41	$4.00	1,089,474	$4.00

 NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

18.	Stock options

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11,2019 we issued options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share. As of December 12, 2019, there was an aggregate of 315,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 834,062 reserved for future grants.

There were no option awards during or prior to the year ended December 31, 2018.

The options awarded during the year ended December 31, 2019 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Year ended December 31, 2019
Exercise price	2.72 to 2.96
Risk free interest rate	1.50 to 2.04
Expected life of options	7 to 10 years
Expected volatility of underlying stock	237.4 to 270.2
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2019 to December 31, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Granted	315,938	$2.72 to $2.96	$2.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2019	315,938	$2.72 to $2.96	$2.84

The following tables summarize information about stock options outstanding as of December 31, 2019:

Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$2.72	25,000	6.50		—
$2.80	220,625	9.73		13,971
$2.96	70,313	9.52		35,859
	315,938	9.30	$2.83	49,830	$2.92

The weighted-average grant-date fair values of options granted during the year ended December 31, 2019 was $899,704 ($2.85 per share), of which $201,106 was recorded as compensation cost for the year ended December 31, 2019. As of December 31, 2019, there were unvested options to purchase 237,982 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $698,598 which is expected to be recognized over a period of 47 months.

The intrinsic value of the options at December 31, 2019 was $354,078.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

19.	Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2019 and 2018. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Year Ended December 31,
	2019	2018
Handle (Turnover)
Handle web-based	$328,385,837	$235,891,170
Handle land-based	125,747,337	177,334,592
Total Handle (Turnover)	$454,133,174	$413,225,762

Winnings/Payouts
Winnings web-based	309,214,993	223,064,978
Winnings land-based	105,011,619	152,446,130
Total Winnings/Payouts	414,226,612	375,511,108

Gross Gaming Revenues	$39,906,562	$37,714,654

Less: ADM Gaming Taxes	4,697,085	3,417,150

Net Gaming Revenues	$35,209,477	$34,297,504
Betting platform software and services	373,654	277,593
Revenues	$35,583,131	$34,575,097

20.	Net Loss per Common Share

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

For the years ended December 31, 2019 and 2018, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Year ended December 31, 2019	Year ended December 31, 2018

Options	315,938	—
Warrants	1,089,474	1,089,474
Convertible debentures	1,246,551	2,856,764
	2,651,963	3,946,238

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

21.	Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2019 and December 31, 2018.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% during 2019 and 2018, respectfully, to the Company’s effective tax rate is as follows:

	December 31, 2019	December 31, 2018
U.S. Statutory rate	$1,822,092	$530,472
Items not allowed for tax purposes	(1,142,776)	(716,534)
Foreign tax rate differential	(66,163)	394,401
Additional foreign taxation	(15,190)	—
Prior year over provision	1,167	—
Prior year net operating loss adjustment	(917,820)	—
Movement in valuation allowances	(279,486)	(1,311,040)
Income tax expense	$(598,176)	$(1,102,701)

The Company has accumulated a net operating loss carry forward (“NOL”) of approximately $16.7 million as of December 31, 2019 in the U.S. The U.S. NOL carry forward includes adjustments based on prior year assessments of $4.9 million due the assessment of tax losses carried forward. This NOL may be offset against future taxable income through the year 2038. The company also has net operating loss carry forwards in Italy, Austria and Malta of approximately €0.12 million ($0.14 million) and in Canada of approximately CDN$0.4 million ($0.32 million). The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Italy, Malta and Austria and deferred tax movements on intangible assets.

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

21.	Income Taxes (continued)

The provisions for income taxes are summarized as follows:

	December 31, 2019	December 31, 2018
Current	$(683,830)	$(1,102,701)
Deferred	85,654	—
Total	$(598,176)	$(1,102,701)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Working capital movements	$641,089	$—
Net loss carryforward - Foreign	119,251	124,407
Net loss carryforward - US	3,505,182	3,861,629
	4,265,522	3,986,036
Less valuation allowance	(4,265,522)	(3,986,036)
Deferred tax assets	$—	$—

Intangible assets	$(1,315,954)	$—
	$(1,315,954)	$—

The Net loss carry forward for US entities includes an adjustment of $917,821 based on taxation assessments which differed to the amounts originally provided for.

The following tax years remain subject to examination:

USA:	Three years from the date of tax return filing which is currently the 2017 to 2019 tax years
Italy and Austria:	Five years from the date of filing which is currently the 2015 to 2019 tax years
Malta:	Eight years from fiscal year end which is currently 2012 to 2019.

The Company is not currently under examination and it has not been notified of a pending examination.

There are no unrecognized tax benefits.

22.	Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries and;

(ii)	Betting platform software and services

The operating of web based as well as land based leisure betting establishments situated throughout Italy.

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2019
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$202,042	$5,456,358	$—	$5,658,400
Assets
Current assets	6,620,800	470,127	216,948	7,307,875
Non-Current assets	12,761,177	6,615,905	1,183,550	20,560,632
Liabilities
Current liabilities	(5,395,212)	(615,564)	(10,450,390)	(16,461,166)
Non-Current liabilities	(1,266,145)	(1,339,911)	—	(2,696,056)
Intercompany balances	5,461,766	423,926	(5,885,692)	—
Net asset position	$18,182,386	$5,554,483	$(14,935,584)	$8,801,285

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

22.	Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2019

	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$35,209,477	$373,654	$—	$—	$35,583,131
Intercompany Service revenue	452,776	2,839,211	—	(3,291,987)	—
	35,662,253	3,212,865	—	(3,291,987)	35,583,131
Operating expenses
Intercompany service expense	2,839,211	452,776	—	(3,291,987)	—
Selling expenses	25,583,913	2,000,579	—	—	27,584,492
General and administrative expenses	5,109,135	1,294,617	4,590,802	—	10,994,554
	33,532,259	3,747,972	4,590,802	(3,291,987)	38,579,046

(Loss) income from operations	2,129,994	(535,107)	(4,590,802)	—	(2,995,915)

Other (expense) income
Interest expense, net	(190,206)	3	(782,240)	—	(972,443)
Amortization of debt discount	—	—	(4,154,922)	—	(4,154,922)
Virtual Generation earnout	—	—	(561,351)	—	(561,351)
Loss on share issuances	—	—	(44,063)	—	(44,063)
Other income	114,818	—	34,747	—	149,565
Loss on marketable securities	—	—	(97,500)	—	(97,500)
Total other (expenses) income	(75,388)	3	(5,605,329)	—	(5,680,714)

Loss before Income Taxes	2,054,606	(535,104)	(10,196,131)	—	(8,676,629)
Income tax provision	(641,528)	(43,352)	—	—	(598,176)
Net Loss	$1,413,078	$(491,752)	$(10,196,131)	$—	$(9,274,802)

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2018
	Betting establishments	Betting platform software and services	All other	Total

Purchase of fixed assets	$10,019,807	$167,322	$6,856	$10,193,985
Assets
Current assets	7,026,752	62,395	462,216	7,551,363
Non-Current assets	12,289,853	1,562,295	1,249,970	15,102,118
Liabilities
Current liabilities	(4,393,736)	(281,553)	(2,741,884)	(7,417,173)
Non-Current liabilities	(833,859)	—	(4,463,046)	(5,296,905)
Intercompany balances	2,177,319	223,409	(2,400,728)	—
Net asset position	$16,266,329	$1,566,546	$(7,893,472)	$9,939,403

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

22.	Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2018
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$34,433,461	$141,636	$—	$—	$34,575,097
Intercompany Service revenue	260,063	2,168,870	—	(2,428,933)	—
	34,693,524	2,310,506	—	(2,428,933)	34,575,097
Operating expenses
Intercompany service expense	2,168,870	260,063	—	(2,428,933)	—
Selling expenses	24,142,110	—	—	—	24,142,110
General and administrative expenses	4,968,280	2,360,357	3,259,525	—	10,588,162
	31,279,260	2,620,420	3,259,525	(2,428,933)	34,730,272

(Loss) income from operations	3,414,264	(309,914)	(3,259,525)	—	(155,175)

Other (expense) income
Interest expense, net	(25,910)	—	(593,799)	—	(619,709)
Amortization of debt discount	—	—	(1,995,128)	—	(1,995,128)
Gain on litigation settlement	—	—	516,120	—	516,120
Imputed interest on related party advances	—	—	(761)	—	(761)
Loss on issuance of debt	—	—	(196,403)	—	(196,403)
Mark-to-market of marketable securities	—	—	(75,000)	—	(75,000)
Total other (expenses) income	(25,910)	—	(2,344,971)	—	(2,370,881)

Loss before Income Taxes	3,388,354	(309,914)	(5,604,496)	—	(2,526,056)
Income tax provision	(1,082,919)	(18,042)	(1,740)	—	(1,102,701)
Net Loss	$2,305,435	$(327,956)	$(5,606,236)	$—	$(3,628,757)

NEWGIOCO GROUP, INC.

Notes to the Consolidated Financial Statements

23.	Subsequent Events

Subsequent to year end, between January 12, 2020 and May 20, 2020, the Company converted convertible debentures in the aggregate principal amount of $400,000 including interest thereon of $70,492 and CDN$305,600 (approximately $227,227) including interest thereon of CDN$42,504 (approximately $31,604) into 226,792 shares of common stock at a conversion price of $3.20 per share.

The Company also repurchased a convertible debenture in the aggregate principal amount of CDN$10,000 (approximately $7,289, including interest thereon of CDN2,000 (approximately $1,458) on February 26, 2020.

Additionally, Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation, as disclosed in Note 3 above:

•	On January 1, 2020, 22,030 shares of common stock valued at $93,077;
•	On February 1, 2020, 23,890 shares of common stock valued at $91,542;
•	On March 1, 2020, 25,690 shares of common stock valued at $96,372;
•	On April 1, 2020, 61,040 shares of common stock valued at $90,745;
•	On May 1, 2020, 24,390 shares of common stock valued at $91,265
•	On June 1, 2020, 29,300 shares of common stock valued at $92,321

On February 15, 2020 the Company and Handle 19, Inc. a District of Columbia corporation (the “Customer”) entered into a Management Services Provider (“MSP”) agreement which is in effect for an initial term of 12 months commencing from the first date on which both parties receive the necessary licenses from the District of Columbia Office of Lottery and Gaming (“DC Lottery”), and the Customer may extend for an additional forty-eight (48) months at its sole discretion. The Customer has defined the first installation location at 319 Pennsylvania Ave, Southeast, Washington, DC (the “Establishment”). Under terms of the agreement, the Company shall:

a)	design, create, install and operate unique sports betting products and services for the Customer at the Establishment in compliance with District of Columbia law. This shall be a customized Americanized Interface. All equipment and software provided by Licensor shall meet the latest version of the GLI-33 or other generally accepted standards that are approved by the DC Lottery
b)	provide a customized Shop Client design as well as Ancillary Services for each individual Gaming Application activated by the Customer including the processing of payments of wagers for each of the activated Gaming Applications;
c)	provide Ancillary Services including customer support, technical support, financial support, risk management and Reporting Service for Settlement by the Service Provider, in full compliance with this Agreement and all applicable laws including, without limitation, the Legislation.

The Company shall invoice the Customer a fee based on the Gross Gaming Revenue calculated after the assessment and payment of all relevant taxes imposed under the District of Columbia Sports Wagering Lottery Amendment of 2018.

On May 28, 2020 the Company formed Elys Gameboard Technologies, LLC, a wholly owned subsidiary in the State of Delaware for the purposes of operating the Company’s US sports betting operations.

The global coronavirus pandemic has created a significant disruption and uncertainty since March 2020. On March 11, 2020, the Company reported that approximately 150 betting shop locations throughout Italy were temporarily closed and that the closing of the physical locations did not affect the Company’s continuing online and mobile operations. The Company has also implemented a smart-work initiative to permit the safe separation of office staff during this period because government forced lockdowns made it impossible for the Company to access its administrative offices in Europe. Additionally, the cancellation of sports events around the world disrupted our ability to provide our sports betting products through our land-based establishments and online channels. These restrictions and other difficulties, in both not having sports betting events available to wager on and the backlog of tasks imposed on our employees upon the return to work are affecting our ability to consistently deliver our products to market.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2019, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages and their positions, as of the date of this annual report, as follows:

Name	Age	Position
Michele Ciavarella	58	Chief Executive Officer and Chairman of the Board of Directors
Alessandro Marcelli	46	Vice President of Operations
Luca Pasquini	54	Vice President of Technology and Director
Mark Korb	52	Chief Financial Officer
Franco Salvagni	44	Vice President Land-based Operations
Beniamino Gianfelici	74	Vice President Regulatory Affairs
Gabriele Peroni	56	Vice President Business Development
Paul Sallwasser	66	Director
Steven A. Shallcross	58	Director
Richard Q. M. Cooper	59	Director

Family Relationships

Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici, the founders of Multigioco.

Executive Officer and Director Biographies

Michele Ciavarella – Chief Executive Officer and Chairman of the Board

Michele Ciavarella has served as our Chief Executive Officer since June 2011 and has served as our Chairman of the Board of Directors since June 26, 2019. In addition, Mr. Ciavarella has served our company in various roles and executive capacities since 2004 including President, Chief Executive Officer and Director of Operations. From 2004 to 2011, Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies including Kerr Mines Ltd. (formerly known as Armistice Resources Corp.), Firestar Capital Management Corporation, Mitron Sports Enterprises, Process Grind Rubber and Dagmar Insurance Services. He also served as the Business Development Officer for Forte Fixtures and Millwork Inc., a family owned business in the commercial retail fixture manufacturing industry from January 2007 until October 2013. From 1990 until 2004, Mr. Ciavarella served as a senior executive, financial planner, life insurance underwriter and financial advisor for Manulife Financial and Sun Life Financial. Mr. Ciavarella received his Bachelor of Science degree from Laurentian University in Sudbury, Ontario. Mr. Ciavarella has been focused on incubating and executing on business building strategies for the prior 25 years.

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

Alessandro Marcelli – Vice President Operations

Alessandro Marcelli served as our President from 2014 to 2017 and since 2014 to present has also served as our Vice President Operations. Mr. Marcelli has more than 20 years of professional experience in the technology industry having a broad range of applicable cross-border experience including a key role as Project Manager of Software with NATO in 1996 working within the Turkish Army. He was employed with Vodafone Group plc from 1997 through 2010 as manager of the operational and maintenance center for central and south Italy operations.

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Since 2007, Mr. Marcelli has been the Managing Director of Multigioco and has been instrumental in its growth, expanding the Newgioco/Multigioco brand to approximately $5450 million in gross annual gaming turnover during his tenure.

Luca Pasquini – Vice President Technology and Director

Luca Pasquini has served as a member of our Board and our Vice President Technology since August 2016. Mr. Pasquini brings 30 years of information technology experience and has served as team leader, service manager and project manager in various software and technology development projects. Since 2013, Mr. Pasquini has served as co-founder and Chief Executive Officer of Odissea Betriebsinformatik Beratung GmbH where he was instrumental in the engineering and creation of a powerful, state-of-the art sports betting and gaming technology system. From 2011 to 2013, Mr. Pasquini served as IT Manager of GoldBet sportwetten GmbH where he provided executive oversight of technology adaptation and software development. Mr. Pasquini has also been instrumental in assembling a solid team of gaming specialist software engineers that have developed our innovative bookmaker platform and a full suite of gaming products. Mr. Pasquini is a graduate of technical engineering studies at Instituto Superiore Valdarno in San Giovanni Valdarno, Italy.

We believe that Mr. Pasquini is qualified to serve as a member of our Board because of his practical experience in a broad range of competencies including his information technology experience.

Mark Korb – Chief Financial Officer

Mark Korb has served as our Chief Financial Officer on a part-time basis since July 3, 2019. Mr. Korb has over 20-years’ experience with high-growth companies and experience taking startup operations to the next level. Since June 2019, First South Africa Management, a company for which Mr. Korb has served as the Chief Financial Officer since January 2010 has been providing consulting services to us, including the financial expertise required of public companies. First South Africa Management provides financial management and strategic management services to various companies.

Since August 2013, Mr. Korb has served as the Chief Financial Officer of Icagen, Inc., a drug discovery company with a focus on neurosciences and rare disease. From 2007 to 2009, Mr. Korb was the group chief financial officer and director of Foodcorp (Proprietary) Limited (“Foodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as Chief Financial Officer, Mr. Korb delivered operational and strategic leadership for the full group financial function during a period of change including mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors. From 2001 to 2007, Mr. Korb was the group Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa, which was then purchased by management which included Mr. Korb. He anchored the full group financial function with responsibility for mergers and acquisitions activity, successfully leading the process whereby the company was sold to Foodcorp. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp. Mr. Korb is also the Chief Financial Officer to several other companies including, Petroteq Energy Group Limited, a Canadian company engaged in the creation of technology for the environmentally-safe extraction of oil from oil sands and oil shale deposits and Icagen, Inc., a drug discovery company.

Franco Salvagni – Vice President Land-based Operations

Franco Salvagni has served as our Vice President Land-based Operations since August 2016. Mr. Salvagni has 20 years of experience at the retail level in the Italian gaming business. Since 2013, Mr. Salvagni has served as Area Manager in charge of developing the land-based distribution of the betting shops of Ulisse GmbH in Italy.

Beniamino Gianfelici – Vice President Regulatory Affairs

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

Gabriele Peroni – Vice President Business Development

Gabriele Peroni has served as our Vice President Business Development since August 2016. Mr. Peroni brings 20 years of experience in the online and land-based gaming business. From February 2011 to September 2013, Mr. Peroni was the Senior Sales Manager for GoldBet sportwetten GmbH in charge of business development throughout Italy. In addition, in June 2013, Mr. Peroni co-founded Odissea Betriebsinformatik Beratung GmbH and since September 2013 he has been instrumental to securing a number of significant business-to-business contracts for Odissea.

Paul Sallwasser – Director

Paul Sallwasser was appointed to serve on our Board on June 13, 2019. Mr. Sallwasser is a certified public accountant, joined the audit staff of Ernst & Young LLP in 1976 and remained with Ernst & Young LLP for 38 years. Mr. Sallwasser served a broad range of clients primarily in the healthcare and biotechnology industries of which a significant number were SEC registrants. He became a partner of Ernst & Young in 1988 and from 2011 until he retired from Ernst & Young LLP in 2014, Mr. Sallwasser served in the national office as a member of the Quality and Regulatory Matters Group working with regulators and the Public Company Accounting Oversight Board (PCAOB). Mr. Sallwasser currently serves as the chief executive officer of a private equity fund that is focused on investing in healthcare companies in the South Florida area. Mr. Sallwasser has also served as member of the Board of Directors of Youngevity International, Inc. (“Youngevity”) since June 5, 2017. Youngevity (Nasdaq Capital Market: YGYI) was founded in 1996 and develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.

We believe that Mr. Sallwasser is qualified to serve as a member of our Board due to his vast audit and accounting experience, which includes his status as an “audit committee financial expert,” as defined by the rules of the SEC.

Steven A. Shallcross – Director

Steven A. Shallcross was appointed to serve on our Board on June 13, 2019. Mr. Shallcross has also served as a member of the Board of Directors of Synthetic Biologics, Inc. (NYSE MKT: SYN) since December 6, 2018 and currently serves as Synthetic Biologics’ Chief Executive Officer, a position he was appointed to on December 6, 2018, and Synthetic Biologics’ Chief Financial Officer. Mr. Shallcross was appointed as Synthetic Biologics’ Interim Chief Executive Officer on December 5, 2017 and has served as its Chief Financial Officer, Treasurer and Secretary since joining Synthetic Biologics in June 2015. Synthetic Biologics is a clinical-stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients.

From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

We believe that Mr. Shallcross is qualified to serve as a member of our Board due to his significant strategic, operational, business and financial experience, an established track record at leading the financial development and strategy for several publicly traded companies and his familiarity with financial matters facing public reporting companies. Mr. Shallcross has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles.

Richard Q. M. Cooper - Director

Richard Cooper was appointed to serve on our Board of Directors on August 29, 2019. Mr. Cooper has over 37 years of professional global experience, including 25 years as a chief financial officer, in both publicly traded and privately-owned companies in a variety of service industries including gaming, insurance, and financial services. From July 2018 to February 2019, he served as strategic advisor to gaming-related affiliate marketing business. Since November 2017, Mr. Cooper has served as Non-Executive Chairman of Virtual Reality Education Holdings plc. From May 2017 to October 2018, he served as the Non-Executive Director and Chairman of the Audit Committee of Sportech plc. From December 2008 to February 2017, Mr. Cooper was the Chief Financial Officer of GVC Holdings plc. From April 2005 to December 2008 he served as the Chief Finance Officer at Trident Gaming plc. From August 2004 to March 2005, he was the Interim Finance Director at Diam International Limited. From February 2002 to August 2004, he served as the Group Finance Director at Patsystems plc. Mr. Cooper currently serves as the Chairman of VRE Holdings plc, an AIM listed virtual reality company, and a director of a group of companies which owns Maxims casino in London’s Kensington.

We believe that Mr. Cooper is qualified to serve as a member of our Board due to his significant strategic, operational, business and financial experience, an established track record at leading the financial development and strategy for several publicly traded companies and his familiarity with financial matters facing public reporting companies. Mr. Cooper has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles.

Involvement in Certain Legal Proceedings

No bankruptcy petition has been filed by or against any business of which any director or executive officer was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 furnished to us and filed with the SEC under Rule 16a-3(e) promulgated under the Exchange Act, we believe that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year other than Michele Ciavarella made a late Form 4 filing with respect to the acquisition of our common stock and stock options on July 5, 2019.

Code of Business Conduct and Ethics

We have adopted a code of conduct that applies to all officers, directors and employees, including those officers responsible for financial reporting. The full text of the code of conduct is posted on our website at www.newgiocogroup.com. If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Our Board of Directors

Our Board currently consists of five members. Our Board has decided that it would judge the independence of its directors by the heightened standards established by The Nasdaq Stock Market, despite our company not being subject to these standards at this time. Accordingly, the Board of Directors has determined that our three non-employee directors, Messrs. Cooper, Sallwasser and Shallcross, each meet the independence standards established by The Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our audit committee and compensation committee. Our Board considers a director to be independent when the director is not one of our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of The Nasdaq Stock Market and the rules and regulations of the SEC.

Board Committees

Our Board of Directors designated the following three committees of the Board of Directors: the audit committee, the compensation committee and the nominating and corporate governance committee. Charters for each of the three committees is available on our website at www.newgiocogroup.com/index.php/corporate-governance.

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Richard Q.M. Cooper	Member	-	-
Paul Sallwasser	Chairman	Member	Chairman
Steven A. Shallcross	Member	Chairman	Member

———————

Audit Committee

Our audit committee is comprised of Messrs. Cooper, Sallwasser and Shallcross. Mr. Sallwasser is Chairman of the audit committee. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The audit committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. Specifically, the audit committee’s duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of The Nasdaq Stock Market. The Board of Directors believes that each of Messrs. Cooper, Sallwasser and Shallcross qualify as an “audit committee financial expert” (as defined in Item 407 of Regulation S-K).

Compensation Committee

Our compensation committee is comprised of Messrs. Sallwasser and Shallcross. Mr. Shallcross is Chairman of the compensation committee. The compensation committee is responsible for, among other things, reviewing and recommending to our Board the annual salary, bonus, stock compensation and other benefits of our executive officers, including our Chief Executive Officer and Chief Financial Officer; reviewing and providing recommendations regarding compensation and bonus levels of other members of senior management; reviewing and making recommendations to our Board on all new executive compensation programs; reviewing the compensation of our Board; and administering our equity incentive plans. The compensation committee may delegate any or all of its duties or responsibilities to a subcommittee of the compensation committee, to the extent consistent with the Company’s organizational documents and all applicable laws, regulations and rules of markets in which our securities trade, as applicable. The Board has determined that each member of the compensation committee is “independent,” as that term is defined by the rules of The Nasdaq Stock Market.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Messrs. Sallwasser and Shallcross. Mr. Sallwasser is Chairman of the nominating and governance committee. The nominating and governance committee is responsible for, among other things, annually assessing the composition, skills, size and tenure of the Board of Directors in advance of annual meetings and whenever individual directors indicate that their status may change; annually considering new members for nomination to the Board of Directors; causing the Board of Directors to annually review the independence of directors; and developing and monitoring our general approach to corporate governance issues as they may arise. The Board has determined that each member of the nominating and governance committee is “independent,” as that term is defined by the rules of The Nasdaq Stock Market.

Item 11. Executive Compensation

Set forth below is information for the fiscal years ended December 31, 2019 and 2018 relating to the compensation of each person who served as our principal executive officer and our executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Award(s) ($)	Stock Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Michele Ciavarella	2019	278,750	139,375	—	83,527	-	501,652
Chief Executive Officer and Chairman of the Board	2018	260,053	—	—	—	500,000(1)	760,053

Alessandro Marcelli	2019	223,984	111,992	—	5,833	—	341,809
Vice President of Operations	2018	116,400	—	—	—	—	116,400

Luca Pasquini	2019	223,984	111,992	—	5,833	—	341,809
Vice President of Technology and Director	2018	116,400	—	—	—	—	116,400
Beniamino Gianfelici	2019	223,984	111,992	—	5,833	—	341,809
Vice President Regulatory Affairs	2018
Gabriele Peroni	2019	223,984	—	—	5,833	—	341,809
Vice President Business Development	2018
Franco Salvagni	2019	223,984	111,992	—	5,833	—	341,809
Vice President Land Based Operations	2018

(1)	Represented accrued and unpaid salary from previous periods. In September 2019, the Company issued 125,000 shares of common stock to Gold Street Capital as partial payment of Mr. Ciavarella’s accrued and unpaid salary.

Outstanding Equity Awards at Fiscal Year-End December 31, 2019

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Michele Ciavarella(1)	22,969	16,406	-	2.96	7/5/2029	-	-	-	-
	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Alessandro Marcelli (2)	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Luca Pasquini(2)	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Beniamino Gianfelici(2)	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Gabriele Peroni(2)	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Franco Salvagni(2)	6,771	18,229	-	2.80	8/29/2029	-	-	-	-
Mark Korb(3)	-	25,000	-	2.72	7/1/2026	-	-	-	-

(1)	Mr. Ciavarella was awarded option to purchase 39,375 shares of common stock on July 5, 2019 of which 22,969 are vested. A further option to purchase 25,000 shares of common stock was awarded on August 29 ,2019 of which 6,771 are vested and the remaining option vest equally over the next eight months.
(2)	Mr. Marcelli, Mr. Pasquini, Mr. Gianfelici and Mr. Salvagni were each awarded options to purchase 25,000 shares of common stock on August 29, 2019 of which each have 6,771 vested and the remaining options vest equally over the next eight months.
(3)	Mr. Korb was awarded options to purchase 25,000 shares of common stock on July 1, 2019. These options vest on July 1, 2020.

There were no outstanding equity awards held by our named executive officers at December 31, 2018.

Employment Agreements

At December 31, 2018 and subsequent thereto, we had no formal employment and other compensation-related agreements with our Named Executive Officers other than as listed below.

Michele Ciavarella, Chief Executive Officer

On December 31, 2018, effective as of September 13, 2018 (the “Effective Date”), we entered into an employment agreement (the “Ciavarella Agreement”) with Michele Ciavarella, pursuant to which Mr. Ciavarella agreed to continue to serve as our Chief Executive Officer. Michele Ciavarella has served as our Chief Executive Officer since June 2011. The Ciavarella Agreement terminates on September 30, 2023, unless earlier terminated pursuant to the terms of the Ciavarella Agreement (the “Initial Term”). Upon the expiration of the Initial Term, the term of Mr. Ciavarella’s employment shall automatically be extended for successive one-year periods (the “Successive Term”) unless either party provides the other party with written notice not less than 60 days prior to the end of any Successive Term. Pursuant to the terms of the Ciavarella Agreement, as amended on July 5, 2019, Mr. Ciavarella agreed to reduce his base salary from $395,000 per year, to an annual base salary of $240,000, which base salary may be increased by our Board of Directors, in its sole discretion. In addition, Mr. Ciavarella is eligible to receive a bonus equal up to 75% of his base salary (the “Targeted Bonus”) and receive awards pursuant to our equity incentive plan, as determined by the Board of Directors. Mr. Ciavarella is also eligible to participate in pension, medical, retirement and other benefit plans which are available to our senior officers and directors. In connection with the salary reduction effected on July 5, 2019, Mr. Ciavarella was granted incentive stock options under our 2018 Equity Incentive Plan to purchase 39,375 shares of our common stock, having an exercise price of $2.96 per share, vesting 9,844 shares upon grant and the balance vesting 3,281 shares monthly for nine months and expiring 10 years after grant.

We may terminate Mr. Ciavarella’s employment at any time without Cause or for Cause (as defined in the Ciavarella Agreement) and Mr. Ciavarella may terminate his employment at any time. In the event Mr. Ciavarella’s employment is terminated by us without Cause (as defined in the Ciavarella Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella shall be entitled to receive the following: (i) an amount equal to one times the sum of (A) Mr. Ciavarella’s then base salary and (B) an amount equal to the highest annual incentive compensation paid to Mr. Ciavarella during the two most recently completed fiscal years (but not more than the bonus for the-then current fiscal year) payable over a period of twelve months; (ii) in lieu of any incentive compensation for the year in which such termination occurs, payment of an amount equal to (A) the Targeted Bonus (if any) which would have been payable to Mr. Ciavarella had Mr. Ciavarella remained in employment with us during the entire year in which such termination occurred, multiplied by (B) a fraction the numerator of which is the number of days Mr. Ciavarella was employed in the year in which such termination occurs and the denominator of which is the total number of days in the year in which such termination occurs; (iii) reimbursement of expenses properly incurred by Mr. Ciavarella; (iv) if Mr. Ciavarella elects to continue medical coverage under our group health plan, an amount equal to the monthly premiums for such coverage less the amount of employee contributions payable until the earlier of twelve months and the date Mr. Ciavarella becomes eligible to receive such coverage under a subsequent employer’s insurance plan; and (v) except as otherwise provided at the time of grant, all outstanding stock options and restricted stock units issued to Mr. Ciavarella vest in full; provided, however, such vested stock options and restricted stock units shall not be exercisable after the earlier of (A) 30 days after the termination of Mr. Ciavarella’s employment and (B) the expiration date of such awards; provided further that, in the event Mr. Ciavarella’s employment is terminated prior to the compensation committee (the “Committee”) determining the satisfaction of performance criteria applicable with respect to the issuance of any such award, such award will not vest unless and until such determination has been made by the Committee. In the event Mr. Ciavarella’s employment is terminated by us without Cause (as defined in the Ciavarella Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement) and such termination occurs upon, or within two (2) years following, a Change in Control (as defined in the Ciavarella Agreement), Mr. Ciavarella shall be entitled to receive the payments described in the foregoing sentence multiplied by three (3) and such amount shall be payable over a period of twenty-four (24) months after termination.

Upon termination by us of Mr. Ciavarella’s employment for Cause (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. In the event Mr. Ciavarella’s employment is terminated for death or Disability (as defined in the Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date, (ii) reimbursement of expenses properly incurred by Mr. Ciavarella and (iii) one times Mr. Ciavarella’s then base salary payable within 45 days of the termination date. In the event Mr. Ciavarella terminates his employment for any reason other than Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. To be eligible to receive any of the severance payments upon termination of Mr. Ciavarella’s employment by us without Cause (as defined in the Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella must execute a release of claims in favor of us as set forth in the Ciavarella Agreement.

Mark Korb, Chief Financial Officer

On July 1, 2019, our Board of Directors appointed Mark Korb as our Chief Financial Officer (as well as principal financial officer and principal accounting officer) effective as of July 3, 2019. There is no family relationship between Mr. Korb and any of our other officers and directors. In connection with his appointment, we entered into an Independent Contractor Agreement, dated July 3, 2019 (the “Independent Contractor Agreement”) with Mr. Korb pursuant to which we agreed to pay Mr. Korb $10,000 a month for his services of approximately forty hours per month as our Chief Financial Officer. We also agreed in the Independent Contractor Agreement to issue to Mr. Korb incentive stock options under our 2018 Equity Incentive Plan to purchase 25,000 shares of our common stock, having an exercise price of $2.72 per share, vesting on the one-year anniversary of the grant and expiring ten years thereafter. The term of the Independent Contractor Agreement is one year, provided that it may be terminated by either party at any time for any reason upon 30 days prior written notice. Except as set forth herein, there are no understandings or arrangements between Mr. Korb and any other person pursuant to which Mr. Korb was appointed as our Chief Financial Officer.

Former Chief Financial Officer

On November 30, 2018, we entered into a three year employment agreement (the “MacLean Agreement”) with Elizabeth J. MacLean, pursuant to which Ms. MacLean would serve as our Chief Financial Officer and Chief Compliance Officer effective as of December 1, 2018 (the “Effective Date”). On May 31, 2019 we notified Ms. MacLean that we were terminating the MacLean Agreement effective immediately. Pursuant to the terms of the MacLean Agreement, Ms. MacLean received a base salary of $235,000 and was eligible to receive a bonus (the “Bonus”) and receive awards pursuant to our equity incentive plan as determined by the Board of Directors. Upon termination by us of Ms. MacLean’s employment during the initial six months following the commencement date (December 1, 2018) with or without Cause (as defined in the MacLean Agreement), Ms. MacLean was entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Ms. MacLean payable on the termination date.

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2019 regarding the compensation of our directors who at December 31, 2019 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total

Paul Sallwasser(1)	$-	30,523	—	$30,523
Steven Shallcross(2)	$15,000	15,261	—	$30,261
Clive Kabatznik(3)	$30,000	—	—	$30,000
Richard Cooper(4)	$15,000	—	—	$15,000
Harold Wolkin(5)(7)	$46,666	—	—	$46,666
Russ McMeekin(6)(7)	$31,797	—	—	$31,797
William Rutsey(6)(7)	$39,016	—	—	$39,016

___________________

(1)	Mr. Sallwasser was appointed to the Board of Directors on June 13, 2019. Pursuant to his agreement Mr. Sallwasser receives compensation of $60,000 per annum. Mr. Sallwasser opted to take his compensation in stock options, on July 5, 2019, Mr. Sallwasser was awarded options to purchase 20,625 shares of common stock vesting over a twelve month period.
(2)	Mr. Shallcross was appointed to the Board of Directors on June 13, 2019. Pursuant to his agreement Mr. Shallcross receives compensation of $60,000 per annum. Mr. Shallcross opted to take fifty percent of his compensation in stock options, on July 5, 2019, Mr. Shallcross was awarded options to purchase 10,313 shares of common stock vesting over a twelve month period.
(3)	Mr. Kabatznik was appointed to the board on June 13, 2019. Pursuant to his agreement Mr. Kabatznik received compensation of $60,000 per annum. Mr. Kabatznik resigned as a director effective May 31, 2020.
(4)	Mr. Cooper was appointed to the Board of Directors on August 29, 2019. Pursuant to his agreement Mr. Cooper receives compensation of $60,000 per annum. Mr. cooper notified us that he will not stand for re-election to the Board of Directors upon expiration of his term at our 2020 Annual Meeting of Stockholders.
(5)	Mr. Wolkin was appointed as our independent, non-executive Chairman of the Board of Directors on August 28, 2018. Pursuant to his agreement, Mr. Wolkin received an annual retainer of $112,000 for serving as our Chairman of the Board of Directors. Mr. Wolkin resigned from the Board on May 31, 2019.
(6)	Mr. McMeekin and Mr. Rutsey each earned directors fees of $76,000 per annum.
(7)	Messrs. Wolkin, McMeekin and Rutsey resigned from our Board of Directors, effective June 1, 2019, and are not entitled to any future equity awards.

Director Option Awards

	Option	Stock
	awards	awards
Name	(Amount)	(Amount)

Paul Sallwasser(a)	20,625	-
Steven Shallcross(b)	10,313	-

(a)	Mr. Sallwasser was awarded options to purchase 20,625 shares of common stock vesting over a twelve month period, of which 8,594 are vested as of December 31, 2019.
Mr. Shallcross was awarded options to purchase 10,313 shares of common stock vesting over a twelve month period, of which 4,297 are vested as of December 31, 2019.

Each director is reimbursed for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Fees and Equity Awards for Non-Employee Directors

On July 5, 2019, we adopted a new formal plan for compensating our director for service in their capacity as directors. Directors are entitled to annual compensation at $60,000 a year, payable at the election of each director in cash (accruing monthly and payable in quarterly installments) or in incentive stock options under our 2018 Equity Incentive Plan (for 2019, options to purchase 20,625 shares of common stock) or in a combination of both cash and incentive stock options. The incentive stock options issued in lieu of cash compensation to the non-executive directors have an exercise price equal to the fair market value of the common stock on the date of grant and vest monthly for twelve months and expire ten years thereafter. In this regard, Mr. Sallwasser elected to take all of the non-executive director compensation in the form of incentive stock options to purchase 20,625 shares of our common stock, Mr. Kabatznik and Mr. Cooper elected to take all the non-executive director compensation in $60,000 cash (accruing monthly and payable in quarterly installments), and Mr. Shallcross elected to take half of the non-executive director compensation in the form of incentive stock options to purchase 10,313 shares of our common stock and the balance in $30,000 cash (accruing monthly and payable in quarterly installments).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth, as of June 25, 2020, the beneficial ownership of our common stock (i) by any person or group known by us to beneficially own more than 5% of the outstanding common stock, (ii) by each director and executive officer and (iii) by all directors and executive officers as a group. Unless otherwise indicated, we believe that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Newgioco Group, Inc., 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Name of Beneficial Owner	Number of Shares Beneficially Owned**	Percentage of Common Stock Beneficially Owned(1)
Directors and Executive Officers
Michele Ciavarella (Chief Executive Officer and Chairman of the Board of Directors)(2)	4,348,865	35.1%
Gabriele Peroni (Vice President Business Development)(3)	769,577	6.2%
Luca Pasquini (Vice President of Technology and Director)(4)	769,577	6.2%
Mark Korb (Chief Financial Officer)(5)	25,000	*
Alessandro Marcelli (Vice President of Operations)(6)	381,250	3.1%
Beniamino Gianfelici (Vice President Regulatory Affairs)(7)	381,250	3.1%
Frank Salvagni (Vice President Land-based Operations)(8)	121,668	1.0%
Paul Sallwasser (Director)(9)	50,625	*
Steven A. Shallcross (Director)(10)	10,313	*
Richard Q.M. Cooper (Director)	—	—
All current executive officers and directors as a group (11 persons)	6,858,125	55.0%
Other 5% or Greater Stockholders
Gold Street Capital Corp.(11)	4,303,240	34.9%
Mississaugas of the New Credit First Nation(12)	667,250	5.4%

__________________

* less than 1%

** Adjusted for 1 for 8 reverse stock split effective December 12, 2019

(1)	Based on 12,332,966 shares of common stock outstanding on June 25, 2020.
(2)	Includes 4,303,240 common shares held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella, and options to purchase 64,375 shares of common stock of which 44,583 are vested and a further 1,042 vests within the next 60 days. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.
(3)	Includes 763,327 shares of common stock and an option to purchase 25,000 shares of common stock of which 5,208 have vested and 1,042 vest in the next 60 days.
(4)	Includes 763,327 shares of common stock and an option to purchase 25,000 shares of common stock of which 5,208 are vested and 1,042 vest in the next 60 days.
(5)	Includes an option to purchase 25,000 shares of common stock all of which vest in the next 60 days.
(6)	Includes 375,000 shares of common stock and an option to purchase 25,000 shares of common stock of which 5,208 are vested and 1,042 vest in the next 60 days.
(7)	Includes 375,000 shares of common stock and an option to purchase 25,000 shares of common stock of which 5,208 are vested and 1,042 vest in the next 60 days.
(8)	Includes 115,418 shares of common stock and an option to purchase 25,000 shares of common stock of which 5,208 are vested and 1,042 vest in the next 60 days.
(9)	Includes 30,000 shares of common stock and an option to purchase 20,625 shares of common stock, of which18,906 are vested and a further 1,719 vest in the next 60 days.
(10)	Includes an option to purchase 10,313 shares of common stock of which 9,454 are vested and a further 859 vest in the next 60 days.
(11)	Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.
(12)	Stacey LaForme is the Chief of Mississaugas of the New Credit First Nation and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for New Credit First Nation is 2789 Mississauga Road R.R. #6, Hagersville, Ontario N0A 1H0.

Changes In Control

None

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions during our fiscal years ended December 31, 2019 and 2018 and our current year to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this annual report.

During the year ended December 31, 2019, our Chief Executive Officer used personal credit cards for reimbursable company expenses. For the year ended December 31, 2019, the reimbursable expenses amounted to $54,544 of which we repaid $40,294.

During the year ended December 31, 2018, Gold Street Capital Corp. (“Gold Street”), a major stockholder of ours, which is a company owned by the spouse of our Chief Executive Officer, advanced to us $207,000 net of repayment of approximately $292,000.

On September 4, 2019, we issued to Gold Street 15,196 shares of our common stock as payment in settlement of $48,508 of the reimbursable expenses owing to Gold Street. The balance owing to Gold Street was $2,551 and $39,237 as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2018, we also paid Gold Street management fees of $72,000 for services provided by Michele Ciavarella, our Chief Executive Officer.

In January 2018, we advanced €100,000 (approximately $116,000) to Luca Pasquini, our Vice President of Technology and a Director, to cover fees related to an application for a gaming license in Malta under the name Ulisse Services, Ltd. As of the date of this annual report the application is pending and there is no assurance that the gaming license in Malta would be obtained. The amount advanced by the Company to Mr. Pasquini was repaid in full on May 31, 2018.

On May 31, 2018, we paid $58,792 Doriana Gianfelici (“Ms. Gianfelici”), the spouse of Alessandro Marcelli, our Vice President of Operations, for reimbursement of out-of-pocket expenses in full. At December 31, 2019 there was no balances due to Ms. Gianfelici.

The balances outstanding are as follows:

	December 31, 2019	December 31, 2018
Related Party payables
Gold Street Capital Corp.	$(2,551)	$(39,237)

Related Party Receivables
Luca Pasquini	$4,123	$-

*On September 4, 2019, we issued to Gold Street Capital Corp 15,196 shares of our common stock as payment in full of the entire $48,508 owed to Gold Street Capital Corp.

In February 2018 we provided a loan of €39,048 (approximately $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, we increased the loan by €45,675 (approximately $53,000). The loan bears interest at 4.47% and is due in February 2019. Total repayments in 2018 were approximately €43,000 and approximately €43,000, including interest, remains outstanding at December 31, 2018. Luca Pasquini, one of our officers and directors, holds a 34% stake in Engage IT Services Srl.

During the years ended December 31, 2019 and 2018, we paid management fees of approximately €120,000 and €480,000 (approximately $134,388 and $549,000, respectively) to Ulisse Services, Ltd. to cover call center services and office set-up expenses. We paid no management fees and $72,000 in management fees to Gold Street Capital Corp. during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2018, we paid management fees of approximately $6,000 to Luca Pasquini.

On January 30, 2019, we acquired all of the issued and outstanding ordinary shares of VG and Naos. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our Board of Directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% each of the issued and outstanding shares of Naos). On the closing date of the transaction we paid to each of Messrs. Pasquini and Peroni €21,600 (approximately $24,660) in cash, issued to each of them 6,490 shares of our common stock and issued to each of them a note in the principal amount of €478,400 (approximately $546,200). As of December 31, 2019, we made total cash payments to the former shareholders of VG under the VG Share Purchase Agreement equal to €728,000 (approximately $812,900), and we issued 341,235 shares amounting to €830,000 (approximately $905,300) of common stock pursuant to the promissory note. The remaining amounts under the promissory note due to the vendors in cash was €1,664,000 (approximately $1,868,200) and €581,000 (approximately $648,700) to be paid in a number of shares of our common stock as determined by the average of the closing prices of such shares on the last ten trading days immediately preceding the payment dates. As of December 31, 2019, Mr. Pasquini has been paid cash of €125,600 (approximately $141,014) and issued 68,247 shares of common stock valued at €183,800 (approximately $205,463). As of December 31, 2019, Mr. Peroni has been paid cash of €167, 200 (approximately $187,720) and issued 68,247 shares of common stock valued at €183,800 (approximately $205,463).

In addition, pursuant to the terms of the VG purchase agreement, we agreed to pay the sellers as an earnout payment in shares of our common stock within one month from the end of the 2019 fiscal year such number of shares as shall equal to an aggregate amount of €500,000 (approximately $561,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year. Based on 18,449,380 tickets sold in 2019 VG has qualified for the earnout payment of 132,736 shares of common stock equal at a price of $4.23 per share.

During the year ended December 31, 2018, we and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, we repurchased and retired the shares issued in June 2016 with a purchase price adjustment to €10,000,000 (approximately $11,700,000). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of €5,000,000 (approximately $5,850,000) and we issued 591,950 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $8.44 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our Vice President Technology and member of our Board of Directors; Gabriele Peroni, our Vice President Business Development and France Salvagni, our Vice President of Land-based Operations. “Ulisse Put Option” refers to the option granted to Ulisse shareholders to resell to us 50% of the shares of common stock 208,200 shares of common stock issued in consideration for the purchase price at a fixed price of $4.00 per share.

During the year ended December 31, 2018, we and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). On June 22, 2018, we repurchased and retired the balance of 255,00 shares of common stock issued to the Multigioco sellers in consideration for the purchase price at a fixed price of $4.00 per share in exchange for €510,000 (approximately $595,000).

On January 1, 2015, we acquired land-based gaming assets from Newgioco Srl for a purchase price of approximately $787,000. Pursuant to the terms of the agreement with Newgioco Srl, we paid approximately $192,000 and $200,000 to Newgioco Srl during the years ended December 31, 2018 and 2017, respectively. Beniamino Gianfelici, our Vice President of Regulatory Affairs is the founder and 50% owner of Newgioco Srl. and is the father in law of Alessandro Marcelli, our Vice President Operations. In connection with the Multigioco Acquisition, on June 22, 2018, we paid the balance due to Newgioco Srl for the purchase of the land-based assets in full.

Mr. Harold Wolkin, through his company, Princeville Capital, purchased 200 Canadian units on May 31, 2018 in our private placement that was consummated in May 2018. Mr. Wolkin received a 10% debenture in the principal amount of CAD $200,000 (approximately $154,245 based upon the exchange rate on May 31, 2018, the entire principal amount of which together with accrued interest thereon remains outstanding, 4,000 shares of common stock and Canadian Warrants to purchase up to 20,813 shares of our common stock at an exercise price of $4.00 per share which expire on May 31, 2020. From July 23, 2018 until June 2, 2019, Mr. Wolkin served as Chairman of our Board of Directors and Chair of the Audit Committee. Mr. Wolkin resigned from our Board of Directors on June 2, 2019.

We issued promissory notes in the principal amounts of $186,233 and $131,845 during the years ended December 31, 2015 and 2016, respectively, to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of Michele Ciavarella, our Chief Executive Officer. The promissory notes bear interest at a rate of 1% per month and were due in full on demand. As of December 31, 2018, an aggregate of approximately $432,000 in principal and accrued interest remained outstanding. On September 4, 2019, we issued to Braydon Capital Corp. 142,957 shares of our common stock as payment in full of the entire principal amount and accrued interest thereon of $457,460.77.

On September 4, 2019, we issued to Michele Ciavarella 125,00 shares of our common stock as payment of $500,000 of accrued salary owed to him.

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

In applying this definition, our board of directors has determined that each of Paul Sallwasser, Steven Shallcross and Richard Cooper qualify as an “independent directors” pursuant to Rule 5605 of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $155,500 to BDO and $84,000 to Pitagora Revisione Srl. in connection to audits for the years ended December 31, 2019 and 2018, respectively.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2019 and 2018.

Tax Fees

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid $5,150 and $4,500 for the years ended December 31, 2019 and 2018, respectively to Paritz and Co. PA.

All Other Fees

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2019 and 2018.

Pre-Approved Policy For Audit And Non-Audit Services

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by BDO and Pitagora Revisione Srl. were pre-approved by our Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2019 Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
4.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)
4.2	Form of Subscription Agreement between the Company and the Investors (United States Dollar) (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.3	Form of Subscription Agreement between the Company and the Investors (Canadian Dollar) that includes the Form of Debenture and Form of Common Share Purchase Warrant Certificate (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.4	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
4.6	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on August 22, 2018)
4.7	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Option Exercise (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.8	Form of RSU Grant Notice and RSU Award Agreement ((Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.9	Form of Restricted Stock Award Stock Notice and Restricted Stock Agreement ((Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.10	Description of Securities of Newgioco Group, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.2	Form of Note (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.4	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 2, 2016)
10.5	Form of Share Exchange Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on August 25, 2016)
10.6	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.7	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.8 10.9†

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

10.10†	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.11	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
10.12	Independent Contractor Agreement entered into with Mark Korb dated July 1, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 3, 2019)
10.13†	Amendment dated as of July 5, 2019 to Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 8, 2019)
10.14†	Form of Indemnification Agreement with Directors and Officers*
10.15	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Michele Ciavarella (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019).
10.16	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Gold Street Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019).
10.17	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Braydon Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019).
21.1	List of Subsidiaries (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2018, File No. 000-50045, filed with the Securities and Exchange Commission on March 8, 2019)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (Included on the signature page of the annual report)**
31.1	Certification of Michelle Ciavarella, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Mark Korb Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Michelle Ciavarella, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Mark Korb, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

____________________

* Filed herewith.

** Previously filed.

†	Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Toronto, Ontario, Canada, July 2, 2020.

NEWGIOCO GROUP, INC.

By:	/s/ Michele Ciavarella
Name:	Michele Ciavarella
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michele Ciavarella and Mark Korb, and each of them, individually, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date or dates indicated.

Signature	Title	Date

/s/ Michele Ciavarella	Chief Executive Officer and Chairman of the Board of Directors	July 2, 2020
Michele Ciavarella	(Principal Executive Officer)

/s/ Mark Korb Mark Korb	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 2, 2020

/s/ Luca Pasquini Luca Pasquini	Chief Technology Officer and Director	July 2, 2020

/s/ Paul Sallwasser Paul Sallwasser	Director	July 2, 2020
/s/ Steven A. Sallwasser Steven A. Sallwasser	Director	July 2, 2020
/s/ Richard Q. M. Cooper Richard Q. M. Cooper	Director	July 2, 2020