Form 10-Q/A
period 2019-03-31
Newgioco Group, Inc.
filed 2020-07-16
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NWGI	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

As of May 14, 2019, the registrant had 77,980,255 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Newgioco,” and the “Company” refer to Newgioco Group, Inc. and its subsidiaries.

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was originally filed with the Securities and Exchange Commission on May 15, 2019 (the “Original 10-Q”) to reflect the restatement of certain of the Company’s previously issued Consolidated Balance Sheets at March 31, 2019, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018 and the notes related thereto and certain other related matters.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

The Company intends to file as soon as practicable the financial statements for the quarter ended March 31, 2020 and restated financial statements for the quarters ended June 30, 2019 and September 30, 2019.

In addition, all share and earnings per share information have been retroactively adjusted to reflect an 1 for 8 reverse stock split effective December 12, 2019.

Background

On May 5, 2020, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, the Company determined that a restatement was necessary due to the effect of certain errors in its Consolidated Balance Sheets at December 31, 2018 and 2017, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 (collectively the “Financial Statements”) and the notes related thereto.

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

In addition, the Company adjusted the opening Consolidated Balance Sheets to reflect the changes describe above and made amendments to its Consolidated Balance Sheet at March 31, 2019, Consolidated Statement of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and the related notes thereto (collectively “the Interim financial Statements”) to take into account the following:

Accounting for leases in terms of ASC 842 – leases, which requires the Company to

-	recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard was effective for interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 using the prospective transition method, and accordingly restated its Interim Financial Statements. In terms of the adjustment, the Company recorded an initial Right-of-use asset of $646,138 under non-current assets and a corresponding Operating Lease liability of $617,352 on January 1, 2019 and adjusted for subsequent addition to the right of use asset and Operating liability of $138,312 during the three months ended March 31, 2019. The subsequent amortization of the Right-of-use assert and Operating lease liability resulted in a net adjustment to the Right-of-use asset of $723,607 and to the operating lease liability of $697,100 and other accrued liabilities of $691,100 and other accrued liabilities of $27,058, after taking into account foreign currency translation differences of $551.

-	The accounting for finance leases in terms of ASC842- Leases, was also modified to correct certain immaterial differences in accounting for these leases. The net adjustment resulted in the recording of an asset of $41,566 and a finance lease liability of $41,588 and the subsequent adjustment to net loss from operation of a net $11.

-	Accounting for Imputed Deferred Taxation in terms of ASC 740, on the acquisition of Virtual Generation which was effective January 31, 2019. ASC 740 require the recognition of imputed deferred tax on the identifiable intangible assets acquired. This resulted in an adjustment to goodwill on acquisition of $1,401,608 and the initial recognition of a deferred tax liability of $1,401,608. The deferred tax liability was subsequently decreased by $15, 573, the deferred tax liability related to the amortization of the intangible asset acquired of $44,495.

-	Other adjustments, with a net impact of $20,197 to the Statement of Operations and Comprehensive Loss were made to correct errors perpetuated from the December 31, 2018 balance sheet adjustments perpetuated in the Interim Financial Statements for the three months ended March 31, 2019.

To assist in your review of this filing, this 10-Q/A sets forth the Original 10-Q in its entirety, as amended to reflect the changes described above. The Company believes that presenting all of the amended and restated information in this 10-Q/A allows investors to review all pertinent data in a single presentation. This 10-Q/A amends and restates the Financial Statements to reflect the restated numbers to correct the errors. In addition, in this 10-Q/A, corresponding changes were also made to the Part I, Item 2, under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” to reflect the restated numbers; Part II, Item 1A to reflect the restated numbers in the applicable risk factor; Part II, Item 2 to correct the number of shares issuable upon exercise of debentures in the applicable risk factor and Part II, Item 2 Sale of Unregistered Securities to correct the number of unregistered shares of common stock that were issued during the quarter.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
Current Assets	(As Restated)
Cash and cash equivalents	$5,179,403	$6,289,903
Accounts receivable	197,221	10,082
Gaming accounts receivable	1,066,470	1,021,052
Prepaid expenses	124,177	124,712
Related party receivable	27,866	49,914
Other current assets	152,090	55,700
Total Current Assets	6,747,227	7,551,363

Non-current Assets
Restricted cash	1,549,431	1,560,539
Property, plant and equipment	540,737	476,047
Right-of-use assets	723,607
Intangible assets	16,376,337	12,527,980
Goodwill	1,663,660	262,552
Investment in non-consolidated entities	250,000	275,000
Total Noncurrent Assets	21,103,772	15,102,118
Total Assets	$27,850,999	$22,653,481

Current Liabilities
Line of credit - bank	$825,000	$750,000
Accounts payable and accrued liabilities	5,197,922	4,603,608
Gaming accounts balances	1,110,260	1,049,423
Taxes payable	1,059,477	1,056,430
Advances from stockholders	44,683	39,237
Convertible Debt, net of discount of $3,300,943 and $4,587,228, respectively	4,473,994	3,942,523
Notes payable	2,255,457	—
Notes payable – related party	1,820,910	318,078
Bank loan payable – current portion	119,863	120,920
Operating lease liability	135,811
Financial lease liability	8,418
Other current liabilities	196,694	—
Total Current Liabilities	17,248,489	11,880,219

Non-current liabilities
Deferred tax liability	1,386,035	—
Bank loan payable	190,197	225,131
Operating lease liability	561,289	—
Financial lease liability	33,170	—
Other long-term liabilities	619,991	608,728
	2,790,682	833,859
Total Liabilities	20,039,171	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 9,795,396 and 9,442,537 shares issued and outstanding as of March 31, 2019 and December 31, 2018*	980	944
Additional paid-in capital	25,079,491	23,962,920
Accumulated other comprehensive income	(187,661)	(57,431)
Accumulated deficit	(17,080,982)	(13,967,030)
Total Stockholders' Equity	7,811,828	9,939,403
Total Liabilities and Stockholders’ Equity	$27,850,999	$22,653,481

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(As Restated)	(As Restated)

Revenue	$9,266,294	$8,593,867

Costs and Expenses
Selling expenses	7,407,706	6,077,357
General and administrative expenses	3,197,454	2,205,314
Total Costs and Expenses	10,605,160	8,282,671

(Loss) income from Operations	(1,338,866)	311,196

Other (Expenses) Income
Interest expense, net of interest income	(1,504,112)	(212,239)
Changes in fair value of derivative liabilities	—	254,289
Imputed interest on related party advances	—	(1,514)
Gain on litigation settlement	—	516,120
Loss on marketable securities	(25,000)	—
Total Other (Expenses) Income	(1,529,112)	556,656

(Loss) Income Before Income Taxes	(2,867,978)	867,852
Income tax provision	(245,974)	(245,036)
Net (Loss) Income	$(3,113,952)	$622,816

Other Comprehensive Loss
Foreign currency translation adjustment	(130,230)	97,473

Comprehensive (Loss) Income	$(3,244,182)	$720,289

(Loss) Income per common share – basic *	(0.33)	0.07
(Loss) Income per common share – diluted *	(0.33)	0.07
Weighted average number of common shares outstanding – basic*	9,549,358	9,273,323
Weighted average number of common shares outstanding – diluted*	9,549,358	9,512,007

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Three months ended March 31, 2019 and March 31, 2018

(Unaudited)

	Common Stock*		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2018
Balance at December 31, 2017	9,267,948	$927	$14,548,951	$126,612	$(10,338,273)	$4,338,217
Imputed interest on stockholder advances			1,251			1,251
Common stock issued with debentures	13,875	1	55,499			55,500
Beneficial conversion value of debt			91,017			91,017
Foreign currency translation adjustment				97,473		97,473
Net income (loss)					622,816	622,816

Balance at March 31, 2018	9,281,823	$928	$14,696,718	$224,085	$(9,715,457)	$5,206,274
Three months ended March 31, 2019
Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Common stock issued with debentures	287,561	29	919,795			919,824
Common stock issued for the purchase of subsidiaries	65,298	7	196,776			196,783
Foreign currency translation adjustment				(130,230)		(130,230)
Net income (loss)					(3,113,952)	(3,113,952)

Balance at March 31, 2019	9,795,396	$980	$25,079,491	$(187,661)	$(17,080,982)	$7,811,828

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net (loss) income	$(3,113,952)	$622,816

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	206,524	210,555
Amortization of deferred costs	1,356,476	13,558
Non-cash interest	237,527	87,150
Imputed interest on advances from stockholders	—	1,514
Changes in fair value of derivative liabilities	—	(254,289)
Unrealized loss on trading securities	25,000	—
Movement in deferred taxation	(15,573)	—
Recovery of assets	—	(516,120)
Bad debt expense	—	6,354

Changes in Operating Assets and Liabilities
Prepaid expenses	6,862	(119,504)
Accounts payable and accrued liabilities	308,103	(60,316)
Accounts receivable	(139,630)	66,109
Gaming accounts receivable	(65,651)	331,802
Gaming accounts liabilities	81,632	756,469
Taxes payable	23,981	146,571
Other current assets	(65,417)	(8,983)
Customer deposits	—	53,684
Other current liabilities	146,304	—
Long term liability	23,326	13,329
Net Cash (Used in) Provided by Operating Activities	(984,488)	1,350,699

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(42,382)	(250,547)
Acquisition of Virtual Generation, net of cash of $47,268	(216,150)	—
Net Cash Used in Investing Activities	(258,532)	(250,547)

Cash Flows from Financing Activities
Proceeds from bank credit line	275,000	(181,413)
Repayment of bank credit line	(200,000)	—
Repayment of bank loan	(29,134)	(30,526)
Proceeds from debentures and convertible notes, net of repayment	—	126,849
Conversion of debentures exercised	55,200	—
Repayment of financial leases	(2,593)
Loan to related party	(43,713)	(48,039
Advances from stockholders, net of repayment	6,596	(559,131)
Net Cash Provided by (Used) in Financing Activities	61,356	(692,260)

Effect of change in exchange rate	60,056	327,490

Net (decrease) increase in cash	(1,121,608)	735,382
Cash – beginning of the period	7,850,442	7,057,763
Cash – end of the period	$6,728,834	$7,793,145

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$5,179,403	$7,190,209
Restricted cash included in non-current assets	1,549,431	602,936
	$6,728,834	$7,793,145

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,468	$118,301
Income tax	$270,273	$340,092

Supplemental cash flow disclosure for non-cash activities
Common shares issued with conversion of debentures*	$2,300,487	$—
Common shares issued with purchase of Virtual Generation*	$522,380	$—

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

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

The following is a reconciliation of weighted average shares and a calculation of earnings per share:

	Three Months Ended March 31,
	2019	2018
Net (Loss) Income	$(3,113,951)	$622,817

Weighted Average Basic Shares	9,549,358	9,273,323
Effect of dilutive securities	—	238,684
Weighted Average diluted Shares	9,549,358	9,512,007

(Loss) Earnings per share
Basic	$(0.32)	$0.07
Diluted	$(0.32)	$0.071

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

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

(Unaudited)

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

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

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

Investment in Non-Consolidated Entities

Investments in non-consolidated entities consists of 2,500,000 shares of Zoompass Holdings and is accounted for at fair value, with changes recognized into earnings in accordance with ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities.”

Net unrealized (losses) recorded to earnings related to these securities were $25,000 for the three months ended March 31, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13,Fair Value Measurement (Topic 820):Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04,Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results

The company identified the following errors in the financial results for the periods ended March 31, 2019 and 2018.

Three months ended March 31, 2019

The company restated its financial statements for the year ended December 31, 2018, to correct the recording of non-cash amortization of intangible assets and the depreciation of revalued plant and equipment which was incorrectly classified as other comprehensive income, the unrealized foreign currency loss on convertible debentures denominated in Canadian Dollars and other immaterial adjustments, resulting in a restatement of opening balances of plant and equipment of $121,243, intangible assets of $(55,475), other comprehensive income of $(1,023,907) and opening retained earnings of $(958,138).

The Company had not accounted for ASC 842 – leases, which was effective for periods beginning January 1, 2019, in its interim financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019.

The Company recorded a right-of-use asset of $646,138 and an operating lease liability of $617,352 and an accrued liability of $28,786 as of January 1, 2019. An additional $138,312 of operating leases were entered into during the three months ended March 31, 2019. The amortization of the right-of-use asset during the three months ended March 31, 2019 amounted to $46,987, the amortization of the operating lease liability of $45,256 and reduction of the accrued liability of $1,731.

The Company adjusted its accounting for financial leases by recording an office equipment asset of $34,638 and a finance lease liability of $34,524 as of January 1, 2019. During the three months ended March 31, 2019, an additional $10,319 of additional office equipment under financial leases was recorded. The Company recorded a depreciation charge of $2,614 related to these assets, an interest charge of $322 and amortization of financial leases of $2,480.

The Company modified its accounting for the acquisition of Virtual Generation by accounting for the imputed deferred tax liability on the value of the Platform acquired, resulting in an adjustment of $1,401,608 to deferred tax liability and recording of a goodwill asset on acquisition of $1,401,608. The Virtual Generation platform valued at $4,004,954 was amortized for the three months ended March 31, 2019, resulting in an amortization expense of $44,495 and a reduction in the deferred tax liability of $15,573.

Other immaterial adjustments relating to the recording of intercompany movements were incorrectly reflected in other comprehensive income, the net adjustment amounted to $20,197 and an adjustment of comprehensive loss of $73,485.

Due to a 1 for 8 reverse stock split which took place on December 12, 2019, the outstanding shares and additional paid in capital was adjusted to take into account the effects of the reverse stock split.

Three months ended March 31, 2018

The error corrected in the financial statements for the year ended December 31, 2018, resulted in an adjustment to depreciation and amortization expense of $117,648, an adjustment to foreign exchange movements of $27,882 and an immaterial $331 adjustment to general and administrative expenses.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The restatement recorded by the Company for the three months ended March 31, 2019 was as follows:

	Prior year adjustment	Lease adjustments	Acquisition of Virtual Generation adjustments	Other adjustments	Total Restated

Opening retained earnings	$958,136	$—	$—	$—	$958,136
General and administrative expenses	—	(2,925)	—	(21,512)	(24,437)
Depreciation and amortization	—	2,614	44,495	1,315	48,424
Interest expense	—	322	—	—	322
Deferred taxation	—	—	(15,573)	—	(15,573)
Net increase in accumulated deficit	—	11	28,922	(20,197)	966,872

Net decrease in other Comprehensive loss	(1,023,907)	561	—	73,488	(949,858)

Net increase in plant and equipment and intangibles	65,771	765,173	1,357,113	(2,901)	2,185,156

Total increase in current liabilities	—	(171,286)	—	(50,390)	(221,676)

Net increase in non-current liabilities	$—	$(594,459)	$(1,386,035)	$—	$(1,980,494)

The restatement recorded by the Company for the three months ended March 31, 2018 was as follows:

	Plant and equipment and intangibles adjustments	Foreign currency adjustments	Other adjustments	Total Restated

General and administrative expenses	$—	$27,882	$331	$28,213
Depreciation and amortization	117,648	—	—	117,648
Net increase in accumulated deficit	$117,648	$27,882	$331	$145,861

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The reconciliation of the consolidated balance sheet as of March 31, 2019 is as follows:

	As Previously Reported	Prior year adjustment	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated
Current Assets
Cash and cash equivalents	$5,179,403	$—	$—	$—	$—	$5,179,403
Accounts receivable	197,221	—	—	—	—	197,221
Gaming accounts receivable	1,066,470	—	—	—	—	1,066,470
Prepaid expenses	124,177	—	—	—	—	124,177
Related party receivable	27,866	—	—	—	—	27,866
Other current assets	152,090	—	—	—	—	152,090
Total Current Assets	6,747,227	—	—	—	—	6,747,227

Noncurrent Assets
Restricted cash	1,549,431	—	—	—	—	1,549,431
Property, plant and equipment	383,528	121,248	41,566	—	(5,605)	540,737
Right-of-use assets	—	—	723,607	—	—	723,607
Intangible assets	16,468,511	(55,477)	—	(39,901)	3,204	16,376,337
Goodwill	267,146	—	—	1,397,014	(500)	1,663,660
Investment in non-consolidated entities	250,000	—	—	—	—	250,000
Total Noncurrent Assets	18,918,616	65,771	765,173	1,357,113	(2,901)	21,103,772
Total Assets	$25,665,843	$65,771	$765,173	$1,357,113	$(2,901)	$27,850,999

Current Liabilities
Line of credit - bank	$825,000	$—	$—	$—	$—	$825,000
Accounts payable and accrued liabilities	5,170,864	—	27,058	—	—	5,197,922
Gaming accounts balances	1,110,260	—	—	—	—	1,110,260
Taxes payable	1,059,477	—	—	—	—	1,059,477
Advances from stockholders	44,683	—	—	—	—	44,683
Debentures, net of discount	4,473,994	—	—	—	—	4,473,994
Promissory notes payable – other	2,255,457	—	—	—	—	2,255,457
Promissory notes payable – related party	1,820,910	—	—	—	—	1,820,910
Bank loan payable – current portion	119,863	—	—	—	—	119,863
Operating lease liability	—	—	135,811	—		135,811
Financial lease liability	—	—	8,418	—		8,418
Other current liabilities	146,304	—	—	—	50,390	196,694
Total Current Liabilities	17,026,812	—	171,287	—	50,390	17,248,489

Non-current liabilities
Deferred tax liability	—	—	—	1,386,035	—	1,386,035
Bank loan payable	190,197	—	—	—	—	190,197
Operating lease liability	—	—	561,289	—	—	561,289
Financial lease liability	—	—	33,170	—	—	33,170
Other long-term liabilities	619,991	—	—	—	—	619,991
	810,188	—	594,459	1,386,035	—	2,790,682
Total Liabilities	17,837,000	—	765,746	1,386,035	50,390	20,039,171

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—	—	—	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 9,795,396 shares issued and outstanding as of March 31, 2019*	7,837	—	—	—	(6,857)	980
Additional paid-in capital*	25,072,634	—	—	—	6,857	25,079,491
Accumulated other comprehensive income	(1,137,518)	1,023,907	(562)	—	(73,488)	(187,661)
Accumulated deficit	(16,114,110)	(958,136)	(11)	(28,922)	20,197	(17,080,982)
Total Stockholders' Equity	7,828,843	65,771	(573)	(28,922)	(53,291)	7,811,828
Total Liabilities and Stockholders’ Equity	$25,665,843	$65,771	$765,173	$1,357,113	$(2,901)	$27,850,999

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated

Revenue	$9,266,294	$—	$—	$—	$9,266,294

Costs and Expenses
Selling expenses	7,407,706	—	—	—	7,407,706
General and administrative expenses	3,173,467	(311)	44,495	(20,197)	3,197,454
Total Costs and Expenses	10,581,173	(311)	44,495	(20,197)	10,605,160

Loss from Operations	(1,314,879)	311	(44,495)	20,197	(1,338,866)

Other (Expenses) Income
Interest expense, net of interest income	(1,503,790)	(322)	—	—	(1,504,112)
Other Expense	(25,000)	—	—	—	(25,000)
Total Other (Expenses) Income	(1,528,790)	(322)	—	—	(1,529,112)

Loss Before Income Taxes	(2,843,669)	(11)	(44,495)	20,197	(2,867,978)

Income tax provision	(261,547)	—	15,573	—	(245,974)

Net Loss	$(3,105,216)	$(11)	$(28,922)	$20,197	$(3,113,952)

Other Comprehensive Loss
Foreign currency translation adjustment	(56,180)	(562)	—	(73,488)	(130,230)

Comprehensive Loss	$(3,161,396)	$(573)	$(28,922)	$(53,291)	$(3,244,182)

Loss per common share – basic and diluted*	$(0.33)				$(0.33)
Weighted average number of common shares outstanding – basic and diluted*	9,549,358				9,549,358

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$8,593,867	$—	$—	$—	$8,593,867

Costs and Expenses
Selling expenses	6,077,357	—	—	—	6,077,357
General and administrative expenses	2,059,453	117,648	27,882	331	2,205,314
Total Costs and Expenses	8,136,810	117,648	27,882	331	8,282,671

Income from Operations	457,057	(117,648)	(27,882)	(331)	311,196

Other (Expenses) Income
Interest expense, net of interest income	(212,239)	—	—	—	(212,239)
Changes in fair value of derivative liabilities	254,289	—	—	—	254,289
Imputed interest on related party advances	(1,514)	—	—	—	(1,514)
Gain on litigation settlement	516,120	—	—	—	516,120
Total Other Expenses (Income)	556,656	—	—	—	556,656

Income (Loss) Before Income Taxes	1,013,713	(117,648)	(27,882)	(331)	867,852

Income tax provision	(245,036)	—	—	—	(245,036)

Net Income (Loss)	$768,677	$(117,648)	$(27,882)	$(331)	$622,816

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(64,518)	133,778	27,882	331	97,473

Comprehensive Income (Loss)	$704,158	$16,130	$—	$—	$720,289

Income (loss) per common share – basic*	$0.08				$0.07
Income (loss) per common share – diluted*	$0.08				$0.07
Weighted average number of common shares outstanding – basic*	9,273,323				9,273,323
Weighted average number of common shares outstanding – diluted*	9,512,007				9,512,007

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the three months ended March 31, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments and reclassifications	As Restated

Cash Flows from Operating Activities
Net loss	$(3,105,216)	$(11)	$(28,922)	$20,197	$(3,113,952)

Adjustments to reconcile net loss to net cash generated by operating activities
Depreciation and amortization	158,100	2,614	44,495	1,315	206,524
Amortization of deferred costs	1,290,202	—	—	66,274	1,356,476
Non-cash interest	—	—	—	237,527	237,527
Unrealized loss on trading securities	25,000	—	—	—	25,000
Deferred taxation movements	—	—	(15,573)	—	(15,573)
Foreign translation loss	109,960	—		(109,960)	—
Intercompany movements	152,066	—		(152,066)	—
Changes in Operating Assets and Liabilities
Prepaid expenses	6,862	—	—	—	6,862
Accounts payable and accrued liabilities	545,630	—	—	(237,527)	308,103
Accounts receivable	(139,630)	—	—	—	(139,630)
Gaming accounts receivable	(65,651)	—	—	—	(65,651)
Gaming accounts liabilities	81,632	—	—	—	81,632
Taxes payable	23,981	—	—	—	23,981
Other current assets	(65,417)	—	—	—	(65,417)
Customer deposits	23,326	—	—	—	23,326
Other current liabilities	146,304	—	—	—	146,304
Net Cash used in operating Activities	(812,851)	2,603	—	(174,240)	(984,488)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(46,804)	—	4,594	(172)	(42,382)
Movements in restricted cash	1			(1)	—
Acquisition of Virtual Generation, net of cash of $47,268	46,344	—	(262,494)	—	(216,250)
Net Cash Used in Investing Activities	(459)	—	(257,900)	(173)	(258,532)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	275,000	—	—	—	275,000
Repayment of bank credit line	(200,000)	—	—	—	(200,000)
Repayment of bank loan	(29,134)	—	—	—	(29,134)
Conversion of debentures exercised	55,200				55,200
Repayment of deferred purchase consideration – non-related parties	(263,491)	—	263,491	—	—
Repayment of deferred purchase consideration – related parties	(175,661)		175,661		—
Movement in financial leases	—	(2,593)			(2,593)
Common stock issued for purchase of Virtual Generation	196,783		(196,783)		—
Advance to related party	(43,713)	—	—	—	(43,713)
Repayment of loans advanced to stockholders	6,596	—	—	—	6,596
Net Cash Provided by Financing Activities	(178,420)	(2,593)	242,369	—	61,356

Effect of change in exchange rate	(118,770)	(10)	15,531	163,305	60,056

Net decrease in cash	(1,110,500)	—	—	(11,108)	(1,121,608)
Cash – beginning of the year	6,289,903	—	—	1,560,539	7,850,442
Cash – end of the year	$5,179,403	$—	$—	$1,549,431	$6,728,834
Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	5,179,403	—	—	—	5,179,403
Restricted cash	—			1,549,431	1,549,431
	5,179,403			1,549,431	6,728,834

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the three months ended March 31, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments and reclassifications	As Restated
Cash Flows from Operating Activities
Net income	$768,677	$(117,648)	$(27,882)	$(331)	$622,816

Adjustments to reconcile net income to net cash generated by operating activities
Depreciation and amortization	158,357	52,198	—	—	210,555
Amortization of deferred costs	13,558	—	—	—	13,558
Non-cash interest	87,150	—	—	—	87,150
Imputed interest on advances from stockholders	1,514	—	—	—	1,514
Change in fair value of derivative liabilities	(254,289)	—	—	—	(254,289)
Recovery of assets	(516,120)	—	—	—	(516,120)
Bad debt expense	6,354	—	—	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(119,504)	—	—	—	(119,504)
Accounts payable and accrued liabilities	(60,647)	—	—	331	(60,316)
Accounts receivable	66,109	—	—	—	66,109
Gaming accounts receivable	331,802	—	—	—	331,802
Gaming accounts liabilities	756,469	—	—	—	756,469
Taxes payable	146,571	—	—	—	146,571
Other current assets	(8,983)	—	—	—	(8,983)
Customer deposits	53,684	—	—	—	53,684
Long term liability	13,329	—	—	—	13,329
Net Cash Provided by operating Activities	1,444,031	(65,450)	(27,882)	—	1,350,699

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(182,858)	(67,689)	—	—	(250,547)
Increase in restricted cash	60	—	—	(60)	—
Net Cash Used in Investing Activities	(182,796)	(67,689)	—	(60)	(250,547)

Cash Flows from Financing Activities
Repayment of bank credit line, net	(181,413)	—	—	—	(181,413)
Repayment of bank loan	(30,526)	—	—	—	(30,526)
Proceeds from debentures and convertible notes, net of repayment	126,849	—	—	—	126,849
Loan to related party	(48,039)				(48,039)
Repayment to stockholders, net of advances	(559,131)	—	—	—	(559,131)
Net Cash Provided by Financing Activities	(692,260)	—	—	—	(692,260)

Effect of change in exchange rate	151,378	133,139	27,882	15,091	327,490

Net decrease in cash	720,351	—	—	15,031	735,382
Cash – beginning of the year	6,469,858	—	—	587,905	7,057,763
Cash – end of the year	$7,190,209	$—	$—	$602,936	$7,793,145

Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	7,190,209	—	—	—	7,190,209
Restricted cash	—	—	—	602,936	602,936
	7,190,209	—	—	602,936	7,793,145

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4. Acquisition of betting software technology; offline and land-based gaming assets (continued)

Pursuant to the Purchase Agreement, on the Closing Date, the Company agreed to pay the Sellers the previously agreed to Four Million Euro (€4,000,000) in consideration for all the ordinary shares of VG and Naos, on the Closing Date as follows:

(i)	a cash payment of One Hundred and Eight Thousand Euro (€108,000);
(ii)	the issuance of shares of the Company’s common stock valued at Eighty-Nine Thousand Euro (€89,000); and
(ii)	the delivery of a non-interest bearing promissory note (the “Promissory Note”) providing for the payment of (a) an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one (1) month after the Closing Date; and (b) an aggregate of €1,411,000 in shares of the Company’s common stock in seventeen (17) equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

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

The purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed. Intangible assets will be amortized over their remaining useful life as follows:

Cash	$47,268
Current assets	178.181
Property, Plant and Equipment	41,473
Betting Platform	4,004,594
4,271,516
Less: liabilities assumed	(78,141)
Less: Imputed Deferred taxation on identifiable intangible assets acquired	(1,401,608)
Total identifiable assets less liabilities assumed	2,791,767
Goodwill arising on acquisition	1,401,608
Total purchase price	$4,193,375

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5. Leases

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5. Leases (continued)

Right of use assets

Upon adoption of ASC 842, effective January 1, 2019, the Company recorded a right of use asset for operating leases of $646,138.

Right of use assets are included in the consolidated balance sheet are as follows:

March 31, 2019

Non-Current assets
Right-of-use assets - operating leases, net of amortization	$723,607
Right-of-use assets – finance leases, net of amortization (included in plant and equipment)	$41,566

Lease costs consists of the following:

Three months ended March 31, 2019

Finance lease cost:	$2,936
Amortization of right-of-use assets	2,614
Interest expense on lease liabilities	322

Operating lease cost	51,406

Total lease cost	$54,342

Other lease information:

Three months ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(322)
Operating cash flows from operating leases	(51,406)
Financing cash flows from finance leases	(2,801)

Right-of-use assets obtained in exchange for new finance leases	9,088
Right-of-use assets disposed of under operating leases prior to lease maturity	—
Right-of -use assets obtained in exchange for new operating leases	$138,312

Weighted average remaining lease term – finance leases	3.97 years
Weighted average remaining lease term – operating leases	3.85 years

Weighted average discount rate – finance leases	3.48%
Weighted average discount rate – operating leases	3.47%

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

2019	$9,413
2020	12,551
2021	9,355
2022	7,375
2023	5,650
2024	370
Total undiscounted minimum future lease payments	44,714
Imputed interest	(3,126)
Total finance lease liability	$41,588

Disclosed as:
Current portion	$8,418
Non-Current portion	33,170
$41,588

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

2019	$152,350
2020	190,412
2021	159,374
2022	133,122
2023	82,484
2024 and beyond	28,716
Total undiscounted minimum future lease payments	746,458
Imputed interest	(49,358)

Total operating lease liability	$697,100

Disclosed as:
Current portion	$135,811
Non-Current portion	561,289
$697,100

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6. Intangible Assets

Intangible assets consist of the following:

	March 31, 2019	December 31, 2018
Betting Platform Software	$1,685,371	$1,685,371
Ulisse Bookmaker License	9,727,914	9,727,914
Multigioco and Rifa ADM Licenses	961,756	961,756
VG Licenses	4,004,594	—
Location contracts	1,000,000	1,000,000
Customer relationships	870,927	870,927
Trademarks/names	110,000	110,000
Websites	40,000	40,000
	18,400,964	14,395,968
Accumulated amortization	(2,024,627)	(1,867,986)
Balance	$16,376,337	$12,527,982

The Company evaluates intangible assets for impairment on an quarterly basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded approximately $177,000 and $113,000 in amortization expense for the finite-lived assets the three months ended March 31, 2019 and March 31, 2018 respectively.

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

8. Other long term liabilities

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

10. Related party transactions and balances

Related Party Loans

In February 2018 the Company provided a loan of EUR 39,048 (approximately USD $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, the Company increased the loan by approximately EUR 46,000 (approximately U.S. $53,000).The loans bear interest at 4.47% and is due in February 2019. An officer of the Company holds a 34% stake in Engage IT Services Srl.

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

11. Stockholders’ Equity

Effective December 12, 2019 December 12, 2019, the Company performed a 1 for 8 reverse stock split. All equity issuances and references to equity have been adjusted to take into account the reverse stock split.

In connection to the debenture units issued in the first quarter of 2018, the Company issued an aggregate of 13,875 shares of common stock at 100% of the market price to the debenture holders.

For the quarter ending March 31, 2019, the Company issued an aggregate of 287,561 shares of common stock to debenture holders who elected to convert. See also Note 12.

On January 30, 2019, the Company issued 32,450 shares and on March 1, 2019, the Company issued an additional 32,848 shares (65,298 total shares) in connection with the Company’s acquisition of Virtual Generation (“VG”). Refer to Note 4.

12. Convertible Debt

Convertible debt consists of Notes in USD and CAD issued in the first and second quarter of 2018. For the three months ended March 31, 2019, $919,824 ($864,623 principal plus $55,200 accrued interest) of convertible notes were redeemed for 287,561 of the Company’s common stock. At March 31, 2019, the Company has $7,774,208 principal debt plus accrued interest of $668,492 net of a discount of $3,300,942 and recorded a loss of $109,810 to account for the foreign currency translation of the debt issued in CAD.

13. Notes Payable

In December 2014, the Company received a promissory note in the principal amount of CDN $500,000 (approximately USD $375,000) from Paymobile, a subsidiary of 2336414 of which the Company owned 666,664 common shares, that bears interest at a rate of 1% per month on the outstanding balance.

On January 30, the Company issued a promissory note of EUR 4,000,000 which had a net of discount value of EUR 3,665,255 ($4,193,374 U.S.) pursuant to their acquisition of Virtual Generation (“VG”). As of March 31, 2019, the note had a balance of $3,758,289 ($1,502,832 related party; $2,255,457 non-related party). See Note 4.

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NEWGIOCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

17. Income Taxes (continued)

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

The Company has accumulated a net operating loss carry forwards (“NOL”) of approximately $4.0 million as of December 31, 2018 and continues to have losses from operations. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the three months ended March 31, 2019the Company recorded additional losses and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets.

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

In addition, pursuant to the terms of the Purchase Agreement, we agreed to pay the sellers as an earn-out payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately U.S. $570,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year. As of March 31, 2019, we made payments equal to €128,000 (approximately US$144,000) and we have issued 65,298 shares (or €178,000 (approximately US$189,000)) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due under the promissory note was €2,372,000 (approximately US$2,668,500) and 165,250 shares of common stock of the company.

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

General and Administrative Expenses

We incurred $3,197,454 in general and administrative expenses during the three months ended March 31, 2019, compared to $2,205,314 in the three months ended March 31, 2018. The increase in general and administrative expenses was mostly a result of increase in selling expenses, salaries, wages and professional fees related to the growth in our retail gaming operations.

Our major general and administrative expenses for the three months ended March 31, 2019 compared to 2018 were as follows:

	March 31, 2019	March 31, 2018

Salaries	$1,898,504	$984,897
Cash and non-cash professional fees including legal, consulting and audit fees	$370,387	$489,943
Depreciation and amortization expenses	$206,524	$210,555
Advertising and promotion	$253,215	$137,310
Management fees	$73,481	$41,532
Bank interest and charges	$237,150	$87,150

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

Interest Expenses

We incurred interest expense, net of interest income, of $1,504,112 for the three months ended March 31, 2019, compared to interest expense, net of interest income, of $212,239 for the three months ended March 31, 2018. The increase in interest expense is primarily from the amortization of debt discounts relating to the sale of convertible debentures in 2018. See Note 2 for ASU 2017-11 early adoption accounting impact.

Net Income (Loss)

For the three months ended March 31, 2019, we had a net loss of $3,113,952 and both basic and diluted loss of $0.33 per share. For the three months ended March 31, 2018, we had net income of $622,816 and both basic and diluted income of $0.07 per share.

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

We recorded a foreign currency translation adjustment loss of $130,230 for the three ended March 31, 2019, compared to a foreign currency translation adjustment gain of $97,473 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Assets

At March 31, 2019, we had a total of $27,850,999 in assets compared to $22,655,481 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets.

Liabilities

At March 31, 2019, we had $17,248,489 in current liabilities and $2,790,682 in long term liabilities, compared to current liabilities of $11,880,219 and long-term liabilities of $833,859 at December 31, 2018.

Working Capital

We had $5,179,403 in cash and cash equivalents at March 31, 2019 compared to $6,289,903 cash and cash equivalents on December 31, 2018.

We had $6,747,227 in current assets and $17,248,489 in current liabilities, resulting in working capital deficit of $10,501,262 at March 31, 2019, compared to working capital deficit of $4,328,856 at December 31, 2018.

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

Accumulated Deficit

As of March 31, 2019, we had accumulated deficit of $17,080,982 compared to accumulated deficit of $13,967,030 at December 31, 2018.

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

Cash flows from operating activities resulted in net cash used in operating activities of $984,488 for the three months ended March 31, 2019, compared to $1,350,699 of net cash provided by operating activities for the three months ended March 31, 2018.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended March 31, 2019 was $258,532 compared to $250,547 of net cash used in investing activities for the three months ended March 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $61,356 compared to $692,260 of net cash used in financing activities for the three months ended March 31, 2018.

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

In the year ended December 31, 2018, we and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. On May 31, 2018, we repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.44 million). The purchase price adjustment was paid to the former shareholders of Ulisse half in cash of 5 million Euros (approximately USD $5.72 million) and we issued 591,950 shares to the sellers to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $9.44 per share on May 31, 2018. The former shareholders of Ulisse included Luca Pasquini, our CTO and member of our Board of Directors; Gabriele Peroni, our VP Business Development and France Salvagni, our VP of Land-based Operations. “Ulisse Put Option” means the option granted to Ulisse shareholders to resell to the Company 50% of the shares of common stock (or 208,200 shares) issued in consideration for the purchase price at a fixed price of USD $4.00 per share.

In the year ended December 31, 2018, we and Multigioco mutually agreed to exercise the option to repurchase the shares issued to the shareholders of Multigioco at the closing of the acquisition of Multigioco on August 15, 2014 (“Multigioco Put Option”). We repurchased and retired the balance of 255,000 shares issued to the Multigioco sellers in exchange for EUR 510,000 (approximately USD $595,000). And, in connection with the Multigioco Acquisition, on May 31, 2018 we paid the amount due to Newgioco Srl for the purchase of land-based assets in full.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.6 million and for the period ended March 31, 2019 we had a net loss of $3.1 million. As of December 31, 2018 and March 31, 2019 we had accumulated deficits of $14.0 million, and $17.1 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued an aggregate of 79,381 shares of common stock related to the acquisition of Virtual Generation Limited in the amount of $248,078 and 203,192 shares of common stock upon conversion of debentures in the aggregate principal amount of $616,545 plus $55,200 accrued interest.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2020	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark Korb
Mark Korb Chief Financial Officer (Principal Financial Officer)