Form 10-Q
period 2020-03-31
Newgioco Group, Inc.
filed 2020-07-22
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39170

_________________

NEWGIOCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	7372	33-0823179
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

+39.391.306.4134

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

As of July 20, 2020, the registrant had 12,498,343 shares of common stock, $0.0001 par value per share, outstanding.

COVID-19 EXPLANATORY NOTE

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak (the “Order”). Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on May 13, 2020 indicating our intention to rely upon the Order with respect to the filing of this Quarterly Report, which would have otherwise been required to have been filed by May 14, 2020 and which due date was extended under the Order until June 28, 2020.

The Company has been unable to meet the extended deadline to file its Quarterly Report on Form 10-Q as allowed by the Order. The travel restrictions imposed by the governments in Italy, the USA and other European countries prevented Company officers and management as well as professional staff of our independent public accounting firm from travelling to our office locations located in Italy to compile and review information necessary to complete our filing within the extended time period allowed by the SEC by the Order, without unreasonable effort or expense due to circumstances related to the COVID-19 pandemic.

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as bars, coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect the Company’s online and mobile business operations which mitigated some of the impact.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the duration and scope of the COVID-19 outbreak worldwide, including the impact to the state and local economies is not readily determinable at this time.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Newgioco Group, Inc. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Newgioco Group, Inc. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K of the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 2, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$6,828,398	$5,182,598
Accounts receivable	68,867	152,879
Gaming accounts receivable	519,003	1,242,005
Prepaid expenses	746,101	221,547
Related party receivable	867	4,123
Other current assets	490,386	461,398
Total Current Assets	8,653,622	7,264,550

Non - Current Assets
Restricted cash	1,539,953	1,549,917
Property, plant and equipment	511,855	520,725
Right of use assets	722,879	792,078
Intangible assets	15,681,047	15,857,027
Goodwill	1,663,272	1,663,385
Marketable securities	307,500	177,500
Total Non - current Assets	20,426,506	20,560,632
Total Assets	$29,080,128	$27,825,182

Current Liabilities
Line of credit - bank	$1,000,000	$1,000,000
Accounts payable and accrued liabilities	7,407,860	6,800,765
Gaming accounts payable	1,766,976	1,735,650
Taxes payable	412,108	298,476
Advances from stockholders	52,430	2,551
Deferred purchase consideration, net of discount of $85,483	1,051,389	1,682,280
Deferred purchase consideration, Related Party, net of discount of $56,989	777,365	1,199,361
Debentures, net of discount of $231,611	3,308,388	3,361,337
Operating lease liability	145,523	200,866
Financial lease liability	9,176	12,476
Promissory notes payable – related party	300,000	—
Bank loan payable – current portion	101,904	124,079
Total Current Liabilities	16,333,119	16,417,841

Non-current Liabilities
Deferred tax liability	1,292,594	1,315,954
Operating lease liability	538,805	548,747
Financial lease liability	25,040	25,025
Bank loan payable	95,032	96,786
Other long-term liabilities	592,171	619,544
Total Non – Current Liabilities	2,543,642	2,606,056
Total Liabilities	18,876,761	19,023,897

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,276,878 and 11,949,042 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,227	1,194
Additional paid-in capital	33,575,113	32,218,643
Accumulated other comprehensive income	(288,747)	(176,717)
Accumulated deficit	(23,084,226)	(23,241,835)
Total Stockholders' Equity	10,203,367	8,801,285
Total Liabilities and Stockholders’ Equity	$29,080,128	$27,825,182

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$10,170,174	$9,266,294

Costs and Expenses
Selling expenses	6,215,161	7,407,706
General and administrative expenses	2,820,961	3,197,454
Total Costs and Expenses	9,036,122	10,605,160

Income (Loss) from Operations	1,134,052	(1,338,866)

Other (Expenses) Income
Interest expense, net of interest income	(139,974)	(147,636)
Amortization of debt discount	(450,229)	(1,356,476)
Gain (Loss) on marketable securities	130,000	(25,000)
Other income	11,798	—
Total Other (Expenses) Income	(448,405)	(1,529,112)

Income (Loss) Before Income Taxes	685,647	(2,867,978)

Income tax provision	(528,038)	(245,974)
Net Income (Loss)	$157,609	$(3,113,952)

Other Comprehensive Loss
Foreign currency translation adjustment	(112,030)	(130,230)

Comprehensive Income (Loss)	$45,579	$(3,244,182)

Income (Loss) per common share – basic *	0.01	(0.33)
Income (Loss) per common share – diluted *	0.01	(0.33)
Weighted average number of common shares outstanding – basic*	12,209,833	9,549,358
Weighted average number of common shares outstanding – diluted*	12,209,833	9,549,358

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Three months ended March 31, 2020 and March 31, 2019

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares*	Amount*	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2019
Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Shares issued on conversion of convertible debentures	287,561	29	919,795			919,824
Common stock issued to settle deferred purchase consideration	65,298	7	196,776			196,783
Foreign currency translation adjustment				(130,230)		(130,230)
Net loss					(3,113,952)	(3,113,952)

Balance at March 31, 2019	9,795,396	$980	$25,079,491	$(187,661)	$(17,080,982)	$7,811,828
Three months ended March 31, 2020
Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment				(112,030)		(112,030)
Net income (loss)					157,609	157,609

Balance at March 31, 2020	12,276,878	$1,227	$33,575,113	$(288,747)	$(23,084,226)	$10,203,367

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
Cash Flows from Operating Activities	2020	2019
Net Income (Loss)	$157,609	$(3,113,952)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	226,968	206,524
Amortization of debt discount	450,229	1,356,476
Stock option compensation expense	118,818
Non-cash interest	79,915	237,527
Unrealized (gain) loss on trading securities	(130,000)	25,000
Movement in deferred taxation	(23,360)	(15,573)

Changes in Operating Assets and Liabilities
Prepaid expenses	(527,184)	6,862
Accounts payable and accrued liabilities	602,633	308,103
Accounts receivable	28,867	(139,630)
Gaming accounts receivable	611,616	(65,651)
Gaming accounts liabilities	249,102	81,632
Taxes payable	119,131	23,981
Due from related parties	49,417
Other current assets	(37,538)	(65,417)
Long term liability	(16,160)	23,326
Other current liabilities	—	146,304
Net Cash Provided by (Used in) Operating Activities	1,960,063	(984,488)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment and intangible assets	(51,293)	(42,382)
Cash received in acquisition of Virtual Generation, net of cash $47,268	—	(216,150)
Net Cash Used in Investing Activities	(51,293)	(258,532)

Cash Flows from Financing Activities
Proceeds from bank credit line	—	275,000
Repayment of bank credit line	—	(200,000)
Repayment of bank loan	(19,942)	(29,134)
Redemption of convertible debentures	(8,996)	—
Conversion of debentures exercised	—	55,200
Proceeds from promissory notes, related party	300,000	—
Repayment of deferred purchase consideration	(355,337)
Capital finance lease repaid	(3,024)	(2,593)
Loan to related party	—	(43,713)
Advances from stockholders, net of repayment	—	6,596
Net Cash (Used in) provided by Financing Activities	(87,299)	61,356

Effect of change in exchange rate	(185,635)	60,056

Net increase (decrease) in cash	1,635,836	(1,121,608)
Cash, cash equivalents and restricted cash – beginning of the period	6,732,515	7,850,442
Cash, cash equivalents and restricted cash – end of the period	$8,368,351	$6,728,834

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$6,828,398	$5,179,403
Restricted cash included in non-current assets	1,539,953	1,549,431
	$8,368,351	$6,728,834

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$62,178	$9,468
Income tax	$437,767	$270,273

Supplemental cash flow disclosure for non-cash activities
Conversion of convertible debt to common stock	$395,253	$2,300,487
Deferred purchase consideration settled by the issuance of common stock	$842,432	$522,380

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Newgioco Group, Inc.	Parent Company	USA	US Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited (“Elys”)	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	US Dollar

The Company distributed all of the earnings of Naos Holdings Limited and dissolved the Company effective December 31, 2019.

The operations of the Company’s previous subsidiary, Rifa Srl, was absorbed into the operations of Multigioco Srl with effect from January 30, 2020, the remaining legal entity was dissolved with effect from January 20, 2020.

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

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Impact of COVID-19

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as bars, coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect our online and mobile business operations which mitigated some of the impact.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the duration and scope of the COVID-19 outbreak worldwide, including the impact to the state and local economies is not readily determinable at this time.

Principles of consolidation

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived assets, the collectability of receivables, leasing arrangements, convertible debentures, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Loss Contingencies

The Company may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using the Company’s website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is possible, and a range of the loss can be reasonably estimated, it discloses the range of the possible loss in the Notes to the unaudited condensed Consolidated Financial Statements.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

Level 3: Unobservable inputs in which little or no market data exists, therefore using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying value of the Company's accounts receivables, gaming accounts receivable, lines of credit - bank, accounts payable, gaming accounts payable and bank loans payable approximate fair value because of the short-term maturity of these financial instruments.

Derivative Financial Instruments

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months ended March 31, 2020 and 2019.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company annually assesses whether the carrying value of its goodwill exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company performs a qualitative assessment to determine whether events or circumstances have occurred which indicate that the carrying amount of goodwill exceeds its fair value. If there are indications that impairment may be appropriate the Company will perform a quantitative analysis to determine if impairment is necessary.

As of March 31, 2020, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic is expected to have an impact on our business, the impact is expected to be temporary and we have a mitigating factor in that the web-based turnover generated by the Company has increased, mitigating a portion of the effect of the COVID-19 pandemic on the Company's land-based turnover.

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity and include options and warrants granted and convertible debt, adding back any expenditure directly associated with the convertible instruments, if any. When the Company incurs a net loss, the effect of the Company’s outstanding stock options and warrants and convertible debt are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive.

On December 12, 2019, the Company effected a 1 for 8 reverse stock split, all references made to share or per share amounts in the accompanying unaudited condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required.

Since adopted on January 1, 2020, there has not been any material impact on the Company’s financial position, results of operations, and related disclosures.

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of subsidiaries

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

4. Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations.

•	The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 10.

5. Plant and equipment

	March 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$56,467	$16,911	39,556	$32,405
Computer and office equipment	854,247	559,450	294,797	312,824
Fixtures and fittings	142,417	72,399	70,018	57,598
Vehicles	96,071	28,475	67,596	72,526
Computer software	123,552	83,664	39,888	45,372
	$1,272,754	$760,899	511,855	$520,725

The aggregate depreciation charge to operations was $51,125 and $50,286 for the quarter ended March 31, 2020 and 2019, respectively. The depreciation policies followed by the Company are described in Note 2.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	Three Months Ended March 31,
	2020	2019
Non-current assets
Right of use assets - operating leases, net of amortization	$722,879	$723,607
Right of use assets - finance leases, net of depreciation – included in plant and equipment	$38,864	$41,566

Lease costs consists of the following:

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$3,110	$2,614
Interest expense on lease liabilities	320	322

Operating lease cost	61,046	51,406

Total lease cost	$64,476	$54,342

Other lease information:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(320)	$(322)
Operating cash flows from operating leases	(61,046)	(51,406)
Financing cash flows from finance leases	(3,344)	(2,801)

Right-of-use assets obtained in exchange for new finance leases	—	9,088
Right-of-use assets disposed of under operating leases prior to lease maturity	—	—
Right-of -use assets obtained in exchange for new operating leases	$—	$138,312

Weighted average remaining lease term – finance leases	3.53 years	3.97 years
Weighted average remaining lease term – operating leases	3.26 years	3.85 years

Weighted average discount rate – finance leases	3.54%	3.48%
Weighted average discount rate – operating leases	3.43%	3.47%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

2020	$10,024
2021	10,225
2022	8,278
2023	6,583
2024	793
Total undiscounted minimum future lease payments	35,903
Imputed interest	(1,687)
Total finance lease liability	$34,216

Disclosed as:
Current portion	$9,176
Non-Current portion	25,040
$34,216

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

2020	$157,466
2021	212,783
2022	177,200
2023	147,842
2024 and beyond	28,220
Total undiscounted minimum future lease payments	723,511
Imputed interest	(39,183)
Total operating lease liability	$684,328

Disclosed as:
Current portion	$145,523
Non-Current portion	538,805
$684,328

7. Intangible Assets

Intangible assets consist of the following:

	March 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value

Betting platform software	$5,689,965	$732,153	4,957,812	$5,052,645
Licenses	10,692,060	790,731	9,901,329	9,929,495
Location contracts	1,000,000	804,402	195,598	231,312
Customer relationships	870,927	316,343	554,584	569,700
Trademarks	116,064	44,340	71,724	73,875
Websites	40,000	40,000	—	—
	$18,409,016	$2,727,969	15,681,047	$15,857,027

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

The Company recorded $175,748 and $156,144 in amortization expense for finite-lived assets for the three months ended March 31, 2020 and 2019, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill

	March 31, 2020	December 31, 2019

Opening balance	$1,663,385	$262,552
Acquisition of Virtual Generation	—	1,401,608
Impairment charge	—	—
Foreign exchange movements	(113)	(775)
Closing balance	$1,663,272	$1,663,385

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

9. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized into earnings.

The shares of Zoompass were last quoted on the OTC market at $0.123 per share on March 31, 2020, resulting in an unrealized gain recorded to earnings related to these securities of $130,000 for the three months ended March 31, 2020.

10. Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit, see Note 4.

11. Convertible Debentures

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

As of March 31, 2020 and December 31, 2019, the Company has outstanding, US Dollar convertible debentures in the aggregate principal amount of $1,883,000 and $2,083,000, respectively and Canadian Dollar denominated Convertible debentures in the aggregate principal amount of CDN$1,601,000 (approximately $1,128,497) and CDN$1,794,600 (approximately $1,381,737), respectively.

During the three months ended March 31, 2020 and the year ended December 31, 2019, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN$183,600 and CDN$5,006,565, respectively including interest thereon of CDN$32,430 and CDN$770,705, respectively, and investors in US Dollar convertible debentures converted the aggregate principal amount of $200,000 and $1,185,000, respectively, including interest thereon of $32,794 and $133,959, respectively, into 123,591 and 1,866,528 shares of common stock, respectively.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible Debentures (continued)

The Aggregate convertible debentures outstanding consists of the following:

	March 31, 2020	December 31, 2019
Principal Outstanding
Opening balance	$3,464,737	$8,529,751
Additions		—
Repaid	(7,496)	—
Conversion to equity	(338,077)	(5,240,736)
Foreign exchange movements	(107,667)	175,722
	3,011,497	3,464,737
Accrued Interest
Opening balance	524,227	520,523
Interest expense	79,300	719,004
Repaid	(1,499)	—
Conversion to equity	(57,176)	(731,731)
Foreign exchange movements	(16,350)	15,504
	528,502	524,227
Debenture Discount
Opening balance	(627,627)	(4,587,228)
Amortization	396,016	3,959,601
	(231,611)	(627,627)
Convertible Debentures, net	3,308,388	3,361,337

12. Deferred Purchase Consideration

In terms of the acquisition of Virtual Generation on January 31, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable related parties was €1,521,200 and to non-related parties was €2,281,800.

The promissory notes payable to non-related parties is to be settled as follows:

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment.

The amount due to the non-related VG Sellers amounted to €300,000 (approximately $336,810) and was settled during January 2020 by the issuance of 79,641 shares of common stock at $4.23 per share.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Deferred Purchase Consideration (continued)

The movement on deferred purchase consideration consists of the following:

Description	March 31, 2020	December 31, 2019
Principal Outstanding
Promissory note due to non-related parties	$1,802,384	$2,745,811
Additional earnout earned	—	336,810
Settled by the issuance of common shares	(505,090)	(616,387)
Repayment in cash	(138,876)	(607,555)
Foreign exchange movements	(21,546)	(56,295)
	1,136,872	1,802,384
Present value discount on future payments
Present value discount	(120,104)	(242,089)
Amortization	32,528	117,192
Foreign exchange movements	2,093	4,793
	(85,483)	(120,104)
Deferred purchase consideration, net	$1,051,389	$1,682,280

13. Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately USD $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of €9,760 (approximately USD $11,000) began in January 2017.

The Company made payments in the aggregate principal amount of €18,076 (approximately USD $19,942) for the three months ended March 31, 2020.

14. Other long term liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	March 31, 2020	December 31, 2019
Severance liability	$224,600	$211,734
Customer deposit balance	367,571	407,810
Total other long term liabilities	$592,171	$619,544

15. Related Parties

Notes Payable, Related Party

The Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millworks, Inc., a Company controlled by the brother of our CEO. The PN bears no interest and is repayable on demand.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Notes Payable, Related Party (continued)

The movement on notes payable, Related Party, consists of the following:

	March 31, 2020	December 31, 2019
Principal Outstanding
Opening balance	$—	$318,078
Additions	300,000	—
Settled by issuance of common shares	—	(318,078)
	300,000	—
Accrued Interest
Opening balance	—	113,553
Interest expense	—	25,830
Conversion to equity	—	(139,383)
	—	—
Promissory Notes Payable – Related Party	$300,000	$—

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment.

The amount due to the non-related VG Sellers amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

The movement on deferred purchase consideration consists of the following:

Description	March 31, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(336,727)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	(15,905)	(35,992)
	834,354	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	21,685	78,128
Foreign exchange movements	1,395	3,196
	(56,989)	(80,069)
Deferred purchase consideration, net	$777,365	$1,199,361

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$(31,213)	$(2,551)
Luca Pasquini	(21,217)	—
	$(52,430)	$(2,551)
Related Party Receivables
Luca Pasquini	$867	$4,123

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses.

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

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

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at. Conversion price of $4.00 per share.

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

On September 4, 2019, the Company issued 15,196 shares of common stock to Gold Street Capital in settlement of $48,508 of advances made to the Company for certain reimbursable expenses.

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of March 31, 2020, the Company has paid Mr. Pasquini cash of €145,600 (approximately $162,639) and issued 76,059 shares valued at €215,800 (approximately $241,313).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Pasquini’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, the Company issued to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2019, the Company has paid Mr. Peroni cash of €187,200 (approximately $209,107) and issued 76,059 shares valued at €215,800 (approximately $241,313).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Peroni’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, the Company issued to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Alessandro Marcelli

On August 29, 2019, the Company issued to Mr. Marcelli, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

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

Mark Korb

On July 5, 2019, the Company issued to Mr. Korb, the chief financial officer of the Company, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

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

•	On January 1, 2020, 22,030 shares of common stock valued at $93,077;
•	On January 1, 2020, 132,735 shares of common stock valued at $561,350;
•	On February 27, 2020, 23,890 shares of common stock valued at $91,541;
•	On March 1, 2020, 25,690 shares of common stock valued at $96,372.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stockholders’ Equity (continued)

For the three months ended March 31, 2020, the Company issued a total of 123,591 shares of common stock, valued at $395,868, upon the conversion of convertible debentures into equity and for the year ended December 31, 2019, the Company issued a total of 1,866,528 shares of common stock, valued at $5,972,507, upon the conversion of convertible debentures into equity (Note 11).

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

17. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2019 to March 31, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	76,566	$4.32	$4.32
Granted	1,096,224	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	5.04
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2019	1,089,474	$4.00	4.00
Granted	—	—	—
Forfeited/cancelled	(21,988)	4.00	4.00
Exercised	—	—	—
Outstanding March 31, 2020	1,067,486	$4.00	$4.00

The following tables summarize information about warrants outstanding as of March 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$4.00	1,067,486	0.16	$4.00	1,067,486	$4.00

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Stock Options

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11,2019 we issued options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share. As of March 31, 2020, there was an aggregate of 315,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 834,062 reserved for future grants.

A summary of all of the Company’s option activity during the period January 1, 2019 to March 31, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	—	$—	$—
Granted	315,938	2.72 to 2.96	2.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding December 31, 2019	315,938	$2.72 to 2.96	2.84
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding March 31, 2020	315,938	$2.72 to 2.96	$2.84

The following tables summarize information about stock options outstanding as of March 31, 2020:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$2.72	25,000	6.50		—
$2.80	220,625	9.73		55,885
$2.96	70,313	9.52		53,438
	315,938	9.05	$2.84	109,323	$2.88

As of March 31, 2020, there were unvested options to purchase 206,615 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $579,288 which is expected to be recognized over a period of 44 months.

The intrinsic value of the options at March 31, 2020 was $0.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended March 31,
	2020	2019
Turnover
Web-based	$92,376,106	$86,575,901
Land-based	23,602,084	50,399,564
Total Turnover	115,978,190	136,975,465

Winnings/Payouts
Web-based	86,095,623	82,262,937
Land-based	18,191,402	44,356,302
Total Winnings/payouts	104,287,025	126,619,239

Gross Gaming Revenues
Web-based	6,280,483	4,312,964
Land-based	5,410,682	6,043,262
Gross Gaming Revenues	$11,691,165	$10,356,226

Less: ADM Gaming Taxes	(1,530,795)	(1,193,746)
Net Gaming Revenues	$10,160,370	$9,162,480

Betting platform software and services	9,804	103,814
Revenue	$10,170,174	$9,266,294

20. Net Income (Loss) per Common Share

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” options and warrants using the treasury stock method and the inclusion of all convertible securities, including convertible debentures, assuming these securities were converted at the beginning of the period or at the time of issuance, if later, adding back any direct incremental expenses related to the convertible securities, including interest expense, debt discount amortization. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

The computation of the diluted income per share for the three months ended March 31, 2020, after the add back of interest income of $79,300 and amortization of debt discount of $396,010 was anti-dilutive.

For the three months ended March 31, 2020 and 2019, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three Months ended March 31, 2020	Three Months ended March 31, 2019

Options	315,938	—
Warrants	1,067,486	1,089,134
Convertible debentures	1,106,250	2,636,149
	2,489,674	3,725,283

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

21. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries and;

(ii)	Betting platform software and services

The operating of web based as well as land based leisure betting establishments situated throughout Italy.

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$28,758	$22,534	$—	$51,293
Assets
Current assets	7,928,294	365,476	359,852	8,653,622
Non-current assets	12,633,088	6,514,244	1,279,174	20,426,506
Liabilities
Current liabilities	(5,911,483)	(503,558)	(9,918,078)	(16,333,119)
Non-current liabilities	(1,227,525)	(1,316,117)	—	(2,543,642)
Intercompany balances	6,130,287	227,718	(6,358,005)	—
Net asset position	$19,552,661	$5,287,763	$(14,637,057)	$10,203,367

The segment operating results of the reportable segments are disclosed as follows:

	March 31, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$10,160,370	$9,804	$—	$—	$10,170,174
Intercompany Service revenue	25,090	799,714	—	(824,804)	—
	10,185,460	809,518	—	(824,804)	10,170,174

Operating expenses
Intercompany service expense	799,714	25,090	—	(824,804)	—
Selling expenses	6,210,347	553,897	—	—	6,764,244
General and administrative expenses	1,245,510	444,538	581,830	—	2,271,878
	8,255,571	1,023,525	581,830	(824,804)	9,036,122

Income (Loss) from operations	1,929,889	(214,007)	(581,830)	—	1,134,052

Other (expense) income
Interest expense, net	(49,349)	3	(90,628)	—	(139,974)
Amortization of debt discount	—	—	(450,229)	—	(450,229)
Gain (Loss) on marketable securities	—	—	130,000	—	130,000
Other income	11,798	—	—	—	11,798
Total other (expenses) income	(37,551)	3	(410,857)	—	(448,405)

Loss before Income Taxes	1,892,338	(214,004)	(992,687)	—	685,647
Income tax provision	(545,868)	(5,530)	23,360	—	(528,038)
Net Income	$1,346,470	$(219,534)	$(969,327)	$—	$157,609

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

23. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2019
	Betting establishments	Betting platform software and services	All other	Total

Purchase of fixed assets	$36,220	$6,162	$—	$42,382
Assets
Current assets	6,300,301	332,452	114,474	6,747,227
Non-current assets	12,870,553	6,979,232	1,253,987	21,103,772
Liabilities
Current liabilities	(4,608,526)	(343,898)	(12,296,065)	(17,248,489)
Non-current liabilities	(1,360,426)	(1,430,256)	—	(2,790,682)
Intercompany balances	3,027,374	195,116	(3,222,490)	—
Net asset position	$16,229,276	$5,732,646	$(14,150,094)	$7,811,828

The segment operating results of the reportable segments are disclosed as follows:

	March 31, 2019
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$9,207,410	$58,884	$—	$—	$9,266,294
Intercompany Service revenue	106,702	609,477	—	(716,179)	—
	9,314,112	668,361	—	(716,179)	9,266,294

Operating expenses
Intercompany service expense	609,477	106,702	—	(716,179)	—
Selling expenses	7,383,923	23,783	—	—	7,407,706
General and administrative expenses	1,020,281	662,673	1,514,500	—	3,197,454
	9,013,681	793,158	1,514,500	(716,179)	10,605,160

(Loss) income from operations	300,431	(124,797)	(1,514,500)	—	(1,338,866)

Other (expense) income
Interest expense, net	(3,961)	—	(143,675)	—	(147,636)
Amortization of debt discount	—	—	(1,356,476)	—	(1,356,476)
Loss on marketable securities	—	—	(25,000)	—	(25,000)
Total other (expenses) income	(3,961)	—	(1,525,151)	—	(1,529,112)

Loss before Income Taxes	296,470	(124,797)	(3,039,651)	—	(2,867,978)
Income tax provision	(244,019)	(1,955)	—	—	(245,974)
Net Loss	$52,451	$(126,752)	$(3,039,651)	$—	$(3,113,952)

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

24. Subsequent Events

Subsequent to the period covered by this report, the Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation, as disclosed in Note 3 above:

•	On April 1, 2020, 61,040 shares of common stock valued at $90,745;
•	On May 1, 2020, 24,390 shares of common stock valued at $91,265;
•	On June 1, 2020, 29,300 shares of common stock valued at $92,321;
•	On July 1, 2020, 35,130 shares of common stock valued at $93,239

The global coronavirus pandemic has created a significant disruption and uncertainty since March 2020. On March 11, 2020, the Company reported that approximately 150 betting shop locations throughout Italy were temporarily closed and that the closing of the physical locations did not affect the Company’s continuing online and mobile operations. The Company has also implemented a smart-work initiative to permit the safe separation of office staff during this period because government forced lockdowns made it impossible for the Company to access its administrative offices in Europe. Additionally, the cancellation of sports events around the world disrupted the Company’s ability to provide its sports betting products through our land-based establishments and online channels. These restrictions and other difficulties, in both not having sports betting events available to wager on and the backlog of tasks imposed on the Company’s employees upon the return to work, are affecting the Company’s ability to consistently deliver its products to market.

On May 4, 2020, the Company reopened its webshop locations and administrative offices and on June 19, 2020 all of the Company’s physical betting shop locations were reopened.

Between April 19, 2020 and July 15, 2020, the Company converted convertible debentures in the aggregate principal amount of $200,000 including interest thereon of $37,699 and CDN$134,000 (approximately $94,827) including interest thereon of CDN$12,600 (approximately $9,025) into 106,735 shares of common stock at a conversion price of $3.20 per share.

As of July 15, 2020, the Company had convertible debentures of $610,000 and CDN$307,000 (approximately $229,145) including $134,098 and CDN$65,331 (approximately $48,763) in accrued interest that have matured and have been extended for 120 days until September 28, 2020; and a total of $1,073,000 and CDN$1,160,000 (approximately $865,824) including $227,060 and CDN$216,967 (approximately $161,944) in accrued interest due to certain accredited investors that have not been converted and are unsecured and bear interest at 10% and are in default as of May 31, 2020. The Company is currently in the process of repaying the outstanding balance periodically.

All warrants related to the original issue of the debentures have expired, unexercised.

On May 31, 2020, the Company issued 10,727 warrants at an exercise price of $3.75 per share expiring on May 30, 2022 to those debenture holders that extended the maturity of the debentures in the principal amount of CDN$78,000 (approximately $56,656) and $12,000 that they hold to September 28, 2020, and 251,853 warrants at an exercise price of $3.75 per share expiring on May 30, 2022 and 72,729 warrants at an exercise price of $5.00 per share expiring on May 30, 2023 to those debenture holders that extended the maturity of the debentures in the principal amount of CDN$290,400 (approximately $210,931) and $720,000 that they hold to September 30, 2020.

Additionally, on May 28, 2020 the Company formed Elys Gameboard Technologies, LLC, a wholly owned subsidiary in the State of Delaware for the purposes of operating the Company’s US sports betting operations.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 2, 2020 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10Q for the three months ended March 31, 2020.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

We are a licensed gaming Operator in the regulated Italian leisure betting market holding an “online”, “retail” and “CED retail” bookmaker licenses through our Multigioco, Rifa and Ulisse subsidiaries, respectively. As an Operator, we collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can load their online gaming account through PC’s situated at each venue, and (ii) through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.).

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

1.

Transaction Revenue - Betting establishments

Transaction revenue through our offering of leisure betting products to retail customers directly through our online distribution on websites or a betting shop establishment or through third party agents that operate white-label websites and/or land-based retail venues; and

2.	Service Revenue - Betting platform software and services SaaS based service revenue through providing our Platform and virtual sports products to betting operators.

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

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2019 and for the three months ended March 31, 2020 we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in the following 12 countries: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as bars, coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect the Company’s online and mobile business operations which mitigated some of the impact.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the duration and scope of the COVID-19 outbreak worldwide, including the impact to the state and local economies is not readily determinable at this time.

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

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a Software as a Service (SaaS) basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. We have analyzed the technical specifications checklist supplied by Gaming Laboratories International (GLI) to verify that coding in our software meets the functional specifications set forth in the GLI-33 standards (the Gaming Laboratories International technical standard for event wagering systems). We believe that our Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in two phases as follows: (1) the first phase began on July 15, 2020, is expected to last about six weeks for verification of retail functionality (such as POS and SSBT); and (2) the second phase intended to begin by October 2020 for the verification of mobile and website functionality. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate, we expect to be well-positioned to commence processing sports bets in the U.S. on a SaaS basis through our Platform.

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

In March 2020, we engaged Matteo Monteverdi, former senior executive of Sportradar and IGT as a strategic advisor to assist the Company with tactical analysis for repositioning of Italian operations within regulatory developments as well as U.S. product deployments and go-to-market programs.

On February 15, 2020 the Company and Handle 19, Inc. entered into a Management Services Provider (“MSP”) agreement which is in effect for an initial term of 12 months commencing from the first date on which both parties receive the necessary licenses from the District of Columbia Office of Lottery and Gaming, and Handle 19 may extend for an additional forty-eight (48) months at its sole discretion. The first installation location at 319 Pennsylvania Ave, Southeast in Washington, DC.

On May 28, 2020, the Company organized Elys Gameboard Technologies, LLC, a wholly owned subsidiary for the purpose of expanding the Company's sports betting operations throughout the US. The Company is in the process of seeking its first sports betting license in Washington, DC and anticipates launching its new US sports betting platform with its first US operator client by the end of 2020.

On June 11, 2020, our Odissea subsidiary passed Stage 1 of the ISO-27001 certification process for safety management which involves an informal review of the Information Security Management System (ISMS), for example checking the existence and completeness of key documentation such as the organization's information security policy, Statement of Applicability (SoA) and Risk Treatment Plan (RTP). The procedures for Stage 2 certification, involves a more detailed and formal compliance audit and independent testing of the ISMS against the requirements specified in ISO-27001, and is expected to be completed in approximately 4 months.

The commencement of betting transactions in Montana and Washington, DC are subject to obtaining the required certification, licensing and approvals from the Gambling Control Division of the Montana Department of Justice and the District of Columbia Office of the Lottery and Charitable Games, respectively, which has not been determined as of the date of this interim report.

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

Critical Accounting Policies and Estimates

Preparation of our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying Notes.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in this interim report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019.

This Management’s Discussion and Analysis includes a discussion of our operations for the three months ended March 31, 2020 and 2019. The operations of VG and Naos were only included for two of the three months ended March 31, 2019 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months ended March 31, 2020 and 2019.

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended March 31,
	2020	2019
Turnover
Web-based	$92,376,106	$86,575,901
Land-based	23,602,084	50,399,564
Total Turnover	115,978,190	136,975,465

Winnings/Payouts
Web-based	86,095,623	82,262,937
Land-based	18,191,402	44,356,302
Total Winnings/payouts	104,287,025	126,619,239

Gross Gaming Revenues
Web-based	6,280,483	4,312,964
Land-based	5,410,682	6,043,262
Gross Gaming Revenues	$11,691,165	$10,356,226

Less: ADM Gaming Taxes	(1,530,795)	(1,193,746)
Net Gaming Revenues	$10,160,370	$9,162,480

Betting platform software and services	9,804	103,814
Revenue	$10,170,174	$9,266,294

The Company generated total revenues of $10,170,174 and $9,266,294 for the three months ended March 31, 2020 and 2019, respectively, an increase of $903,880 or 9.8%.

The change in total sales channel revenues is primarily due to the following:

Web-based turnover increased by $5,800,205 or 6.7%. The increase is primarily due to a significant increase in the number of web-shops opened in 2019 as well as the addition of virtual games products to the online channel. The ratio of payouts on online turnover improve to 93.2% in the current period compared to 95.0% during the prior period. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

Land-based turnover decreased by $26,797,480 or 53.2% which resulted from of the conversion of 20 land-based CED venues to webshops (online reload centers) and the government mandated closure on March 8, 2020 all of our land-based betting shops due to the breakout of the COVID pandemic. The ratio of payouts on land-based turnover improved to 77.1% in the current period from 88.0% in the prior period. The payout ratio varies based on the skill and luck of our customers and can fluctuate significantly from period to period.

ADM gaming taxes increased by $337,049 or 28.2% over the prior period primarily due the increased gaming tax rates instituted by the Italian gaming regulator in 2019 and by the increase in our overall turnover by 9.8% over the prior period.

Betting platform software and services revenue decreased by $94,010 or 90.6%. Our customer base is currently, primarily internal to the group, our outside customers were affected by the Covid 19 pandemic. This revenue remains insignificant to total revenues during the years presented.

Selling expenses

We incurred selling expenses of $6,764,224 and $7,407,706 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $643,482 or 8.7%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the three months ended March 31, 2020 our percentage of selling expenses to gross gaming revenues was approximately 57.9% compared to 71.5% for the three months ended March 31, 2019, primarily due to revised commission agreements with agents as more customers converted to online betting.

General and Administrative Expenses

General and administrative expenses were $2,820,961 and $3,197,454 during the three months ended March 31, 2020 and 2019, respectively, a decrease of $376,493 or 11.8%. The decrease in expenditure is due to non-recurring expenses incurred in 2019 for trade shows and marketing related to or U.S. business development, growth of our betting operations in Italy.

(Loss) Income from Operations

The income from operations was $1,134,052 and loss from operations was $(1,338,866) for the three months ended March 31, 2020 and 2019, respectively, an increase of $2,472,918 or 184.7%. The increase in operating profit is primarily due to the overall improvement in revenue discussed above, the reduction in selling expenses and general and administrative expenses, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $139,974 and $147,636 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $7,662 or 5.2%. The decrease is attributable to the conversion of debentures in the prior year.

Amortization of debt discount

Amortization of debt discount was $450,229 and $1,356,476 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $906,247 or 66.8%, primarily due to the conversion of debentures during the prior year. The conversion of debentures in the prior year took place predominantly in the last 3 months of fiscal 2019, thereby reducing the base of the debt discount to be amortized in the three months ended March 31, 2020.

Gain (loss) on Marketable Securities

The Gain on marketable securities was $130,000 and the loss on marketable securities was $(25,000) for the three months ended March 31, 2020, and 2019, respectively. The gain (loss) on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

(Loss) Income Before Income Taxes

Income before income taxes was $685,647 and loss before income taxes was $2,867,978 for the three months ended March 31, 2020 and 2019, respectively, an increase in income of $3,553,625or 123.9%. The increase is attributable to the increase in gross revenues, the reduction in selling expenses and general and administrative expenses, and the reduction in the debt discount amortization, discussed above.

Income Tax Provision

The income tax provision was $528,038 and $245,974 for the three months ended March 31, 2020 and 2019, respectively, an increase of $282,064 or 114.7%. The current year tax charge consists of income tax charge of $551,398 and deferred taxation credit of $(23,360). The effective tax rate for the three months ended March 31, 2020 is effectively 80.4%. This is due to taxable income earned in two operating subsidiaries, resulting in a taxation charge of $551,398, offset by a loss generated at the corporate level of $1,080,007 which results in a net operating loss which is not provided for due to the uncertainty of future realization of this loss.

Net Income (Loss)

Net income was $157,609 and net loss was $3,113,952 for the three months ended March 31, 2020 and 2019, respectively, an increase in net income of $3,271,561 or 105.1%, due to improved income from operations and cost reduction as discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidies is the Euro, the local currency in Italy, Malta and Austria and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $(112,030) and $(130,230) for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

To date, the closing of physical betting shop locations until May 4, 2020, when the Company began reopening physical webshop locations, had not affected the Company’s online and mobile business operations which mitigated some of the impact. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings that hampered the Company’s efforts to meet its filing deadlines, and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact our operating results. On June 19, 2020 all land-based betting shops, including corner locations such as bars, coffee shops throughout Italy reopened. We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the specific impact is not readily determinable at this time.

Assets

At March 31, 2020, we had total assets of $29,080,128 compared to $27,825,182 at December 31, 2019. The increase is primarily related to the increase in cash balances due to the greater number of online players.

Liabilities

At March 31, 2020, we had $18,876,761 in total liabilities and compared to total liabilities of $19,023,897 at December 31, 2019. The increase is attributable to the increase in gaming accounts payable, offset by a decrease in accounts payable and accrued liabilities.

As of July 15, 2020, we had convertible debentures of $610,000 and CDN$307,000 (approximately $229,145) including $134,098 and CDN$65,331 (approximately $48,763) in accrued interest that have matured and have been extended for 120 days until September 28, 2020; and a total of $1,073,000 and CDN$1,160,000 (approximately $865,824) including $227,060 and CDN$216,967 (approximately $161,944) in accrued interest due to certain accredited investors that have not been converted and are unsecured and bear interest at 10% and are in default as of May 31, 2020. We are currently in the process of repaying the outstanding balance periodically. The debenture holders could declare a default under the debentures and if the default were to remain uncured, they would have the right to institute legal proceedings.

Working Capital

We had $6,828,398 in cash and cash equivalents at March 31, 2020 compared to $5,182,598 on December 31, 2019.

We had a working capital deficit of $7,679,497 at March 31, 2020, compared to a working capital deficit of $9,153,291 at December 31, 2019. The decrease in the working capital deficit is due to the increase in cash as a result of the growth in online players and reduction in the balance due to deferred purchase consideration related to the acquisition of Virtual Generation as disclosed in Note 12 and 15 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by primarily a short-term promissory note and the conversion of debt into shares of common stock.

We currently maintain a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit.

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

Accumulated Deficit

As of March 31, 2020, we had accumulated deficit of $23,084,226 compared to accumulated deficit of $23,241,835 at December 31, 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $1,960,063 compared to $984,488 of net cash used in operating activities for the three months ended March 31, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $51,293 compared to $258,532 of net cash used in investing activities for the three months ended March 31, 2019. In the prior period we paid net cash of $216,150 on the acquisition of Virtual Generation.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $87,299 compared to $61,356 of net cash provided by financing activities for the three months ended March 31, 2019. The net cash used in financing activities during the current period included the repayment of deferred purchase consideration, offset by the proceeds from a promissory note issued to a related party.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

☐	A cash obligation to repay Virtual Generation Promissory notes of $1,605,204.
☐	Repayment of convertible debentures denominated in both US$ and CDN$ issued in the first and second quarters of 2018 that matured on May 31, 2020, many of which are currently in default. At July 15, 2020, we have outstanding aggregate principal amount of $1,678,000 and CDN$1,457,000 and accrued interest thereon of $361,158 and CDN$292,392, of which $610,000 and CDN$307,000 (approximately $229,145) including $134,098 and CDN$65,331 (approximately $48,763) in accrued interest that have matured have been extended for 120 days until September 28, 2020; and a total of $1,073,000 and CDN$1,160,000 (approximately $865,824) including $227,060 and CDN$216,967 (approximately $161,944) in accrued interest due to certain accredited investors have not been converted and are unsecured and bear interest at 10% and are in default as of May 31, 2020.

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

Related Party Transactions

Notes Payable, Related Party

We had three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bore interest at 12% per annum and were due on demand.

On September 4, 2019, in terms of an agreement entered into with the note holder, the promissory notes amounting to $318,078 together with interest thereon of $139,383, totaling $457,461 were exchanged for 142,956 shares of common stock.

We received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millworks, Inc., a company controlled by the brother of our CEO. The PN bears no interest and is repayable on demand.

Deferred Purchase consideration, Related Party

In terms of the acquisition of Virtual Generation on January 31, 2019, we issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to related parties was €1,521,200.

The related party promissory notes are due to Luca Pasquini, a director and officer and Gabriele Peroni, an officer.

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

Pursuant to the terms of the Purchase Agreement we entered into with VG, we agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 the VG Sellers have qualified for the earnout payment.

The amount due to the VG Sellers amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

The movement on deferred purchase consideration consists of the following:

Description	March 31, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(336,727)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	(15,905)	(35,992)
	834,354	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	21,685	78,128
Foreign exchange movements	1,395	3,195
	(56,989)	(80,069)
Deferred purchase consideration, net	$777,365	$1,199,361

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$(31,213)	$(2,551)
Luca Pasquini	(21,217)	—
	(52,430)	(2,551)
Related Party Receivables
Luca Pasquini	$867	$4,123

Amounts due to Gold Street Capital Corp., the major stockholder of Newgioco Group, are for reimbursement of expenses.

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

Michele Ciavarella

On July 5, 2019, we issued to Mr. Ciavarella, the Chief Executive Officer and chairman of the board and officer, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, we issued to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at. Conversion price of $4.00 per share.

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

On September 4, 2019, we issued 15,196 shares of common stock to Gold Street Capital in settlement of $48,508 of advances made to us for certain reimbursable expenses.

Luca Pasquini

On January 31, 2019, we acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of March 31, 2020, we had paid Mr. Pasquini cash of €145,600 (approximately $162,639) and issued 76,059 shares valued at €215,800 (approximately $241,313).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Pasquini’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, we issued to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Gabriele Peroni

On January 31, 2019, we acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of March 31, 2020, we had paid Mr. Peroni cash of €187,200 (approximately $209,107) and issued 76,059 shares valued at €215,800 (approximately $241,313).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Peroni’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, we issued to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Alessandro Marcelli

On August 29, 2019, we issued to Mr. Marcelli, an officer, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Franco Salvagni

On August 29, 2019, we issued to Mr. Salvagni, an officer of ours, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Beniamino Gianfelici

On August 29, 2019, we issued to Mr. Gianfelici, an officer of ours, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Mark Korb

On July 5, 2019, we issued to Mr. Korb, the chief financial officer of us, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

Paul Sallwasser

On July 5, 2019, we issued to Mr. Sallwasser, a director of ours, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

Steven Shallcross

On July 5, 2019, the Company issued to Mr. Shallcross, a director of ours, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Newgioco Group is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2019, an action was filed against the Company by Elizabeth J. MacLean, the Company’s former CFO, in the Superior Court of Arizona, Maricopa County (the “Arizona Court”), Case No. C2019-008383. This action challenges the Company’s termination of Ms. MacLean’s employment in May 2019 as unlawful under her employment agreement, dated September 19, 2018, with the Company and seeks damages in the amount of $1,050,204. On October 10, 2019, a default judgment was filed in the Arizona Court. On November 4, 2019, the Company filed a motion to set aside the default judgment based on, among other things, the failure by plaintiff’s counsel to follow the notice provisions of Arizona law which led to the default judgment. On January 29, 2020, the Arizona Court ruled in favor of the Company to set aside the default judgement. Ms. MacLean has appealed the ruling. The Company believes this action to be wholly without merit and that it has various meritorious defenses to this action, including that Ms. MacLean was terminated during the stated probationary period set forth in her employment agreement with the Company and that the Company had good cause to effect any such termination, whether within or without the probationary period. The Company does not expect this action will have a material adverse effect on its business or its current and expected future operations.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks related to our financial position

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2019, we had a net loss of $9.3 million and for the period ended March 31, 2020 we had a net income of $0.2 million. As of December 31, 2019, and March 31, 2020 we had accumulated deficits of $23.2 million, and $23.1 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

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

If all of the holders of our outstanding convertible notes converted or exercised their securities, we would be obligated to issue 1,106,250 common shares.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements, filing annual and quarterly reports with the SEC on a timely basis, minimum bid price requirement or the minimum stockholder’s equity requirement, the Nasdaq Capital Market may take steps to de-list our common stock. Any such steps for de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance can be given that we will be able to satisfy our continued listing requirements and maintain the listing of our common stock on the Nasdaq Capital Market. On July 2, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that as a result of our failure to file our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 before the deadline set forth under applicable regulations of the SEC), we no longer comply with Nasdaq’s continued listing requirements as set forth in Nasdaq Listing Rule 5250(c)(1). The notification letter stated that, under Nasdaq rules, we had 60 calendar days, or until August 31, 2020, to submit a plan to regain compliance with Nasdaq’s continued listing requirements and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the filing due date, or December 28, 2020, to regain compliance. There can be no assurance that in the future we will continue to satisfy the Nasdaq continued listing requirements.

Our business has been negatively impacted by the COVID-19 Pandemic.

In December 2019, a novel strain of coronavirus SARS-CoV-2, the virus which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. The impact of the COVID-19 coronavirus outbreak caused the temporary closures of our retail locations throughout Italy, suspension of professional sports competitions throughout the world negatively impacting our ability to offer sports gaming products and could have a negative impact on our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak caused the temporary closures of our physical locations where we provide our gaming services throughout Italy, of which some locations began to re-open on May 4, 2020 and the remainder reopened June 9, 2020, and the suspension of professional sports competitions throughout the world negatively impacting our ability to offer sports gaming products. The recent quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers have had an adverse impact our sales and operating results. We have been unable to meet the extended deadlines for our filings with the SEC due to the travel restrictions imposed by the governments in Italy, the USA and other European countries as a result of the pandemic that prevented our officers and management as well as professional staff of our independent public accounting firm from travelling to our office locations located in Italy to compile and review information necessary to complete our filing within the extended time period allowed by the SEC. In addition, the pandemic could result in an economic downturn that could impact the demand for our products. We expect this global pandemic will continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

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

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 outbreak may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in Italy, the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in Italy, the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Our failure to repay our outstanding debentures on their maturity date could potentially result in legal action against us.

As of July 15, 2020, we had convertible debentures of $610,000 and CDN$307,000 (approximately $229,145) including $134,098 and CDN$65,331 (approximately $48,763) in accrued interest that have matured and have been extended for 120 days until September 28, 2020; and a total of $1,073,000 and CDN$1,160,000 (approximately $865,824) including $227,060 and CDN$216,967 (approximately $161,944) in accrued interest due to certain accredited investors that have not been converted and are unsecured and bear interest at 10% and are in default as of May 31, 2020. We are currently in the process of repaying the outstanding balance periodically. The debenture holders could declare a default under the debentures and if the default were to remain uncured, they would have the right to institute legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we issued 204,245 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 3 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the three months ended March 31, 2020, we issued 123,591 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent to period covered by this report we issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation:

•	On April 1, 2020, 61,040 shares of common stock valued at $90,745;
•	On May 1, 2020, 24,390 shares of common stock valued at $91,265;
•	On June 1, 2020, 29,300 shares of common stock valued at $92,321;
•	On July 1, 2020, 35,130 shares of common stock valued at $93,239

Additionally, on May 28, 2020 the Company formed Elys Gameboard Technologies, LLC, a wholly owned subsidiary in the State of Delaware for the purposes of operating the Company’s US sports betting operations.

On May 4, 2020, the Company reopened its webshop locations and administrative offices and on June 19, 2020 all of the Company’s physical betting shop locations were reopened.

Between April 1, 2020 and July 15, 2020, the Company converted convertible debentures in the aggregate principal amount of $200,000 including interest thereon of $37,699 and CDN$134,000 (approximately $94, 827) including interest thereon of CDN$12,600 (approximately $9,025) into 106,735 shares of common stock at a conversion price of $3.20 per share.

As of July 15, 2020, the Company had convertible debentures of $610,000 and CDN$307,000 (approximately $229,145) including $134,098 and CDN$65,331 (approximately $48,763) in accrued interest that have matured and have been extended for 120 days until September 28, 2020; and a total of $1,073,000 and CDN$1,160,000 (approximately $865,824) including $227,060 and CDN$216,967 (approximately $161,944) in accrued interest due to certain accredited investors that have not been converted and are unsecured and bear interest at 10% and are in default as of May 31, 2020. The Company is currently in the process of repaying the outstanding balance periodically.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2020	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)