Form 10-Q/A
period 2019-06-30
Newgioco Group, Inc.
filed 2020-08-05
CIK 1080319

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

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was originally filed with the Securities and Exchange Commission on August 16, 2019 (the “Original 10-Q”) to reflect the restatement of certain of the Company’s previously issued Consolidated Balance Sheets at June 30, 2019, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the quarters ended June 30, 2019 and 2018 and the notes related thereto and certain other related matters.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

The Company intends to file as soon as practicable the restated financial statements for the quarter ended September 30, 2019.

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

In addition, the Company adjusted the opening Consolidated Balance Sheets to reflect the changes describe above and made amendments to its Consolidated Balance Sheet at June 30, 2019, Consolidated Statement of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders Equity and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019 and the related notes thereto (collectively “the Interim financial Statements”) to take into account the following:

Accounting for leases in terms of ASC 842 – leases, which requires the Company to

-	recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard was effective for interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 using the prospective transition method, and accordingly restated its Interim Financial Statements. In terms of the adjustment, the Company recorded an initial Right-of-use asset of $646,138 under non-current assets and a corresponding Operating Lease liability of $617,352 on January 1, 2019 and adjusted for subsequent addition to the right of use asset and Operating liability of $217,352 and the disposal of right-of-use assets of $27,517 and a reduction in the corresponding liability of $32,499 during the six months ended June 30, 2019. The subsequent amortization of the Right-of-use asset and Operating lease liability resulted in a net adjustment to the Right-of-use asset of $736,625 and to the operating lease liability of $703,167 and other accrued liabilities of $33,620, after taking into account foreign currency translation differences of $162.

-	The accounting for finance leases in terms of ASC 842- Leases, was also modified to correct certain immaterial differences in accounting for these leases. The net adjustment resulted in the recording of an asset of $43,961 and a finance lease liability of $44,590 and the subsequent adjustment to net loss from operation of a net $163.

-	Accounting for Imputed Deferred Taxation in terms of ASC 740, on the acquisition of Virtual Generation which was effective January 31, 2019. ASC 740 require the recognition of imputed deferred tax on the identifiable intangible assets acquired. This resulted in an adjustment to goodwill on acquisition of $1,401,608 and the initial recognition of a deferred tax liability of $1,401,608. The deferred tax liability was subsequently decreased by $38,934, the deferred tax liability is related to the amortization of the intangible asset acquired of $111,239.

-	Other adjustments, with a net impact of $28,233 to the Statement of Operations and Comprehensive Loss were made to correct errors that perpetuated from the December 31, 2018 balance sheet adjustments in the Interim Financial Statements for the six months ended June 30, 2019. Included in other adjustments is a reclassification of selling expenses of $770,025 to general and administrative expenses to conform to current disclosure.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
	(As Restated)
Current Assets
Cash and cash equivalents	$5,228,797	$6,289,903
Accounts receivable	116,398	10,082
Gaming accounts receivable	654,016	1,021,052
Prepaid expenses	140,107	124,712
Related party receivable	851	49,914
Other current assets	145,348	55,700
Total Current Assets	6,285,517	7,551,363

Non-current Assets
Restricted cash	1,439,782	1,560,539
Property, plant and equipment	519,213	476,047
Right-of-use assets	736,625	—
Intangible assets	16,197,962	12,527,980
Goodwill	1,663,591	262,552
Investment in non-consolidated entities	250,000	275,000
Total Noncurrent Assets	20,807,173	15,102,118
Total Assets	$27,092,690	$22,653,481

Current Liabilities
Line of credit - bank	$1,000,000	$750,000
Accounts payable and accrued liabilities	3,594,997	4,603,608
Gaming accounts balances	2,217,089	1,049,423
Taxes payable	995,004	1,056,430
Advances from stockholders	48,508	39,237
Convertible Debt, net of discount of $2,578,995 and $4,587,228, respectively	6,083,982	3,942,523
Notes payable, net of discount of $132,970	1,421,045	—
Notes payable – related party, net of discount of $88,647	1,405,804	318,078
Bank loan payable – current portion	122,829	120,920
Operating lease liability	91,449
Financial lease liability	6,194
Total Current Liabilities	16,986,901	11,880,219

Non-current liabilities
Deferred tax liability	1,362,674	—
Notes payable, net of discount of $54,216	498,874	—
Notes payable – related party, net of discount of $36,144	332,582	—
Bank loan payable	161,504	225,131
Operating lease liability	611,718	—
Financial lease liability	38,396	—
Other long-term liabilities	613,963	608,728
Total Non-current liabilities	3,619,711	833,859
Total Liabilities	20,606,612	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 9,918,517 and 9,442,537 shares issued and outstanding as of June 30, 2019 and December 31, 2018*	992	944
Additional paid-in capital*	25,462,926	23,962,920
Accumulated other comprehensive income	(118,638)	(57,431)
Accumulated deficit	(18,859,202)	(13,967,030)
Total Stockholders' Equity	6,486,078	9,939,403
Total Liabilities and Stockholders’ Equity	$27,092,690	$22,653,481

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$9,105,353	$8,822,659	$18,371,648	$17,416,526

Costs and Expenses
Selling expenses	6,268,772	5,826,243	13,676,478	11,903,600
General and administrative expenses	3,360,284	2,201,805	6,557,739	4,407,119
Total Costs and Expenses	9,629,056	8,028,048	20,234,217	16,310,719

(Loss) Income from Operations	(523,703)	794,611	(1,862,569)	1,105,807

Other (Expenses) Income
Other income	7,725	-	7,725	-
Interest expense, net of interest income	(1,017,243)	(1,050,270)	(2,521,355)	(1,262,509)
Imputed interest on related party advances	-	753	-	(761)
Gain on litigation settlement	-	-	-	516,120
Loss on debt modification	-	(212,270)	-	(212,270)
Loss on conversion of debt	(35,943)	-	(35,943)	-
Loss on marketable securities	-	(155,000)	(25,000)	(155,000)
Total Other (Expenses) Income	(1,045,461)	(1,416,787)	(2,574,573)	(1,114,420)

Loss Before Income Taxes	(1,569,164)	(622,176)	(4,437,142)	(8,613)
Income tax provision	(209,056)	(512,406)	(455,030)	(757,442)
Net Loss	(1,778,220)	(1,134,582)	(4,892,172)	(766,055)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	69,023	63,305	(61,207)	160,778

Comprehensive Loss	$(1,709,197)	$(1,071,277)	$(4,953,379)	$(605,277)

Loss per common share – basic and diluted*	$(0.17)	$(0.13)	$(0.50)	$(0.08)
Weighted average number of common shares outstanding – basic and diluted*	9,870,357	9,344,282	9,870,357	9,308,511

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Three and six months ended June 30, 2019 and June 30, 2018

(Unaudited)

	Common Stock*		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital*	Comprehensive loss	Accumulated Deficit	Total

Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Common stock issued on conversion of debentures	287,561	29	919,795			919,824
Common stock issued for the purchase of subsidiaries	65,298	7	196,776			196,783
Foreign currency translation adjustment				(130,230)		(130,230)
Net income (loss)					(3,113,952)	(3,113,952)

Balance at March 31, 2019	9,795,396	$980	$25,079,491	$(187,661)	$(17,080,982)	$7,811,828
Common stock issued on conversion of debentures	32,785	3	104,908	—	—	104,911
Common stock issued for the purchase of subsidiaries	90,336	9	278,527	—	—	278,536
Foreign currency translation adjustment	—	—	—	69,023		69,023
Net loss	—	—		—	(1,778,220)	(1,778,220)
Balance at June 30, 2019	9,918,517	992	25,462,926	(118,638)	(18,859,202)	6,486,078

	Common Stock*		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	9,267,948	$927	$14,548,951	$126,612	$(10,338,273)	$4,338,217
Imputed interest on stockholder advances	—	—	1,251	—	—	1,251
Common stock issued with debentures	13,875	1	55,499	—	—	55,500
Beneficial conversion feature of convertible debentures	—	—	91,017	—	—	91,017
ASU 2017-11 adjustment to common stock issued debentures	—	—	(10,853)	—	—	(10,853)
ASU2017-11 adjustment to beneficial conversion feature of debentures	—	—	(6,780)	—	—	(6,780)
ASU 2017-11 Elimination of derivative liability movement	—	—	—	—	(254,289)	(254,289)
Foreign currency translation adjustment	—	—	—	97,473	—	97,473
Net income	—	—	—	—	622,816	622,816

Balance at March 31, 2018	9,281,823	$928	$14,679,085	$224,085	$(9,969,746)	$4,934,352
Common stock issued with debentures	215,028	22	1,770,175	—	—	1,770,197
Common stock retired on acquisition of Multigioco	(255,000)	(26)	(2,260,948)	—	—	(2,260,974)
Common stock issued net of stock retired on acquisition of Ulisse	175,550	18	5,587,656	—	—	5,587,674
ASU 2017-11 adjustments to common stock issued with debentures	—	—	(1,232,358)	—	—	(1,232,358)
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,501,332	—	—	2,501,332
Fair value of warrants issued	—	—	2,951,429	—	—	2,951,429
Foreign currency translation adjustment	—	—	—	63,305	—	63,305
Net loss	—	—	—	—	(1,134,582)	(1,134,582)

Balance at June 30, 2018	9,417,401	$942	$23,996,371	$287,390	$(11,104,328)	$13,180,375

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months Ended June 30,
	2019	2018
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net loss	$(4,892,172)	$(766,055)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	445,990	330,832
Amortization of deferred costs	2,096,080	1,012,225
Non-cash interest	409,114	58.188
Loss on debt conversions	35,943	212,270
Unrealized loss on trading securities	25,000	155,000
Imputed interest on advances from stockholders	—	1,514
Movement in deferred taxation	(38,934)	—
Recovery of assets		(516,120)
Bad debt expense		6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(7,732)	5,225
Accounts payable and accrued liabilities	(444,743)	756,987
Accounts receivable	(57,679)	98,833
Gaming accounts receivable	357,886	31,409
Gaming accounts liabilities	1,167,454	(583,899)
Taxes payable	(53,941)	439,731
Other current assets	(57,163)	(270,259)
Long term liability	9,296	78,346
Net Cash (Used in) Provided by Operating Activities	(1,005,601)	1,050,581

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(54,283)	(4,577,886)
Acquisition of Virtual Generation, net of cash of $47,268	(216,150)	—
Net Cash Used in Investing Activities	(270,433)	(4,577,886)

Cash Flows from Financing Activities
Proceeds from bank credit line	250,000	—
Repayment of bank credit line	—	(177,060)
Repayment of bank loan	(59,007)	71,143)
Proceeds from debentures and convertible notes, net of repayment	—	6,883,905
Repayment of deferred purchase consideration – non related parties	(173,862)	—
Repayment of deferred purchase consideration – related parties	(107,986)	—
Repayment of financial leases	(5,449)	(215,745)
Loan to related party	(11,992)	—
Purchase of treasury stock	—	(2,261,307)
Loans advanced to stockholders	—	(485,036)
Repayment of loans advanced to stockholders	6,605	—
Net Cash (Used in) Provided by Financing Activities	(101,691)	3,673,614

Effect of change in exchange rate	195,864	153,442

Net (decrease) increase in cash	(1,181,861)	299,751
Cash, cash equivalents and restricted cash – beginning of the period	7,850,442	7,057,763
Cash, cash equivalents and restricted cash – end of the period	$6,668,581	$7,357,514

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$5,228,797	$6,785,266
Restricted cash included in non-current assets	1,439,784	572,248
	$6,668,581	$7,357,514

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,955	$140,815
Income tax	$473,679	$341,830

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$272,307	$5,588,088
Common shares issued on conversion of debentures	$104,911	$—
Common shares issued to related parties for repayment of debt	$—	$54,402
Retirement of treasury stock	$—	$2,260,770
Common shares issued for cashless exercise of warrants	$—	$201,088

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The Company operates in one line of business that provides certified betting Platform software (“Platform”) services to and the operating of leisure betting establishments situated throughout Italy and in 11 other countries and is comprised of 3 geographically organized groups: an Operational Group; Technology Group; and a Corporate Group, organized as follows:

a.	the Operational Group is based in Europe and maintains administrative and customer service offices headquartered in Rome, Italy with satellite offices for operations administration, and risk management and trading in Naples and Teramo, Italy and Valetta, Malta;
b.	the Technology Group is based in Innsbruck, Austria and manages software development, training and administration; and
c.	the Corporate Group is based in North America which includes a head office situated in Toronto, Canada with a satellite office in Boca Raton, Florida through which our CEO and CFO carry-out our corporate duties, handle day-to-day reporting and other operations such as U.S. development and planning, and through which various independent contractors and vendors are engaged.

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and six months ended June 30, 2019 or June 30, 2018. The Company recorded 1,401,608 of goodwill arising from an acquisition during the six months ended June 30, 2019.

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results

The company identified the following errors in the financial results for the periods ended June 30, 2019 and 2018.

Three and six months ended June 30, 2019

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

The Company had not accounted for ASC 842 – leases, which was effective for periods beginning January 1, 2019, in its interim financial statements for the periods ended June 30, 2019, June 30, 2019 and September 30, 2019.

The Company recorded a right-of-use asset of $646,138 and an operating lease liability of $617,352 and an accrued liability of $28,786 as of January 1, 2019. An additional $217,352 of operating leases were entered into and a further $27,517 of operating leases were terminated before maturity during the six months ended June 30, 2019. The amortization of the right-of-use asset during the six months ended June 30, 2019 amounted to $95,622, the amortization of the operating lease liability of $90,086 and the increase in the accrued liability of $4,834.

The Company adjusted its accounting for financial leases by recording an office equipment asset of $34,638 and a finance lease liability of $34,524 as of January 1, 2019. During the six months ended June 30, 2019, an additional $15,118 of additional office equipment under financial leases was recorded. The Company recorded a depreciation charge of $5,623 related to these assets, an interest charge of $699 and amortization of financial leases of $5,336.

The Company modified its accounting for the acquisition of Virtual Generation by accounting for the imputed deferred tax liability on the value of the Platform acquired, resulting in an adjustment of $1,401,608 to deferred tax liability and recording of a goodwill asset on acquisition of $1,401,608. The Virtual Generation platform valued at $4,004,954 was amortized for the six months ended June 30, 2019, resulting in an amortization expense of $111,239 and a reduction in the deferred tax liability of $38,934.

Other immaterial adjustments relating to the recording of intercompany movements and certain expenses were incorrectly reflected in other comprehensive income, the net adjustment amounted to $16,233 and an adjustment of comprehensive loss of $28,223. Included in other adjustments is a reclassification of selling expenses of $770,025 to general and administrative expenses to conform to current disclosure.

Due to a 1 for 8 reverse stock split which took place on December 12, 2019, the outstanding shares and additional paid in capital was adjusted to take into account the effects of the reverse stock split.

Three and six months ended June 30, 2018

The error corrected in the financial statements for the year ended December 31, 2018, resulted in an adjustment to depreciation and amortization expense of $235,296, an adjustment to foreign exchange movements of $55,764 and an immaterial $331 adjustment to general and administrative expenses.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The restatement recorded by the Company for the six months ended June 30, 2019 was as follows:

	Prior year adjustment	Lease adjustments	Acquisition of Virtual Generation adjustments	Other adjustments	Total Restated

Opening retained earnings	$958,136	$—	$—	$—	$958,136
Selling Expenses	—	—	—	(770,025)	(770,025)
General and administrative expenses	—	(6,148)	—	798,248	792,100
Depreciation and amortization	—	5,623	111,239	(11,990)	104,872
Interest expense	—	699	—	—	699
Deferred taxation	—	—	(38,934)	—	(38,934)
Net increase in accumulated deficit	958,136	174	72,305	16,233	1,046,848

Net decrease in other Comprehensive loss	(1,023,907)	617	—	(28,223)	(1,051,513)

Net increase in plant and equipment and intangibles	65,771	780,586	1,290,369	11,990	2,148,716

Total increase in current liabilities	—	(131,263)	—	—	(131,263)

Net increase in non-current liabilities	$—	$(650,114)	$(1,362,674)	$—	$(2,012,788)

The restatement recorded by the Company for the six months ended June 30, 2018 was as follows:

	Plant and equipment and intangibles adjustments	Foreign currency adjustments	Other adjustments	Total Restated

General and administrative expenses	$—	$55,764	$331	$56,095
Depreciation and amortization	235,296	—	—	235,296
Net increase in accumulated deficit	$235,296	$55,764	$331	$291,391

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated balance sheet as of June 30, 2019 is as follows:

	As Previously Reported	Prior year adjustment	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated
Current Assets
Cash and cash equivalents	$5,228,797	$—	$—	$—	$—	$5,228,797
Accounts receivable	116,398	—	—	—	—	116,398
Gaming accounts receivable	654,016	—	—	—	—	654,016
Prepaid expenses	140,107	—	—	—	—	140,107
Related party receivable	851	—	—	—	—	851
Other current assets	145,348	—	—	—	—	145,348
Total Current Assets	6,285,517	—	—	—	—	6,285,517

Non-Current Assets
Restricted cash	1,439,782	—	—	—	—	1,439,782
Property, plant and equipment	347,824	121,248	43,961	—	6,180	519,213
Right-of-use assets	—	—	736,625	—	—	736,625
Intangible assets	16,353,775	(55,477)	—	(111,239)	10,903	16,197,962
Goodwill	267,076	—	—	1,401,608	(5,093)	1,663,591
Investment in non-consolidated entities	250,000	—	—	—	—	250,000
Total Non-Current Assets	10,658,457	65,771	780,586	1,290,369	11,990	20,807,173
Total Assets	$24,943,974	$65,771	$780,586	$1,290,369	$11,990	$27,092,690

Current Liabilities
Line of credit - bank	$1,000,000	$—	$—	$—	$—	$1,000,000
Accounts payable and accrued liabilities	3,982,319	—	33,620	—	(420,942)	3,594,997
Gaming accounts balances	2,217,089	—	—	—	—	2,217,089
Taxes payable	995,004	—	—	—	—	995,004
Advances from stockholders	48,508	—	—	—	—	48,508
Convertible Debt, net of discount of $2,578,995 and $4,587,228, respectively	6,083,982	—	—	—	—	6,083,982
Notes payable, net of discount of $132,970	1,421,045	—	—	—	—	1,421,045
Notes payable – related party, net of discount of $88,647	1,405,804	—	—	—	—	1,405,804
Bank loan payable – current portion	122,829	—	—	—	—	122,829
Operating lease liability	—	—	91,449	—		91,449
Financial lease liability	—	—	6,194	—		6,194
Total Current Liabilities	17,276,580	—	131,263	—	—	16,986,901

Non-current liabilities
Deferred tax liability		—	—	1,362,674	—	1,362,674
Notes payable, net of discount of $54,216	498,874					498,874
Notes payable – related party, net of discount of $36,144	332,582					332,582
Bank loan payable	161,504	—	—	—	—	161,504
Operating lease liability		—	611,718	—	—	611,718
Financial lease liability		—	38,396	—	—	38,396
Other long-term liabilities	193,021	—	—	—	420,942	613,963
Total Non-Current Liabilities	1,185,981	—	650,114	1,362,674	—	3,619,711
Total Liabilities	18,462,561	—	781,377	1,362,674	—	20,606,612

Stockholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—	—	—	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 9,795,396 shares issued and outstanding as of June 30, 2019*	7,935	—	—	—	(6,943)	992
Additional paid-in capital*	25,455,983	—	—	—	6,943	25,462,926
Accumulated other comprehensive income	(1,170,151)	1,023,907	(617)	—	28,223	(118,638)
Accumulated deficit	(17,812,354)	(958,136)	(174)	(72,305)	(16,233)	(18,859,202)
Total Stockholders' Equity	6,481,413	65,771	(791)	(72,305)	11,990	6,486,078
Total Liabilities and Stockholders’ Equity	$24,943,974	$65,771	$780,586	$1,290,369	$11,990	$27,092,690

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated

Revenue	$9,105,353	$—	$—	$—	$9,105,353

Costs and Expenses
Selling expenses	7,038,797	—	—	(770,025)	6,268,772
General and administrative expenses	2,487,299	(214)	66,744	806,553	3,360,284
Total Costs and Expenses	9,526,096	(214)	66,744	36,430	9,629,056

Loss from Operations	(420,743)	214	(66,744)	(36,430)	(523,703)

Other (Expenses) Income
Other income	7,725	—	—	—	7,725
Interest expense, net of interest income	(1,016,866)	(377)	—	—	(1,017,243)
Loss on conversion of debt	(35,943)	—	—	—	(35,943)
Total Other (Expenses) Income	(1,045,084)	(377)	—	—	(1,045,461)

Loss Before Income Taxes	(1,465,827)	(163)	(66,744)	(36,430)	(1,569,164)

Income tax provision	(232,417)	—	23,361	—	(209,056)

Net Loss	$(1,698,244)	$(163)	$(43,383)	$(36,430)	$(1,778,220)

Other Comprehensive Loss
Foreign currency translation adjustment	(32,633)	(55)	—	101,711	69,023

Comprehensive Loss	$(1,730,877)	$(218)	$(43,383)	$65,281	$(1,709,197)

Loss per common share – basic and diluted*	$(0.18)				$(0.17)
Weighted average number of common shares outstanding – basic and diluted*	9,870,357				9,870,357

The reconciliation of the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated

Revenue	$18,371,648	$—	$—	$—	$18,371,648

Costs and Expenses
Selling expenses	14,446,503	—	—	(770,025)	13,676,478
General and administrative expenses	5,660,767	(525)	111,239	786,258	6,557,739
Total Costs and Expenses	20,107,270	(525)	111,239	16,233	20,234,217

Loss from Operations	(1,735,622)	525	(111,239)	(16,233)	(1,862,569)

Other (Expenses) Income
Other income	7,725	—			7,725
Interest expense, net of interest income	(2,520,656)	(699)	—	—	(2,521,355)
Loss on conversion of debt	(35,943)	—	—	—	(35,943)
	(25,000)	—	—	—	(25,000)
Total Other (Expenses) Income	(2,573,874)	(699)	—	—	(2,574,573)

Loss Before Income Taxes	(4,309,496)	(174)	(111,239)	(16,233)	(4,437,142)

Income tax provision	(493,964)	—	38,934	—	(455,030)

Net Loss	$(4,803,460)	$(174)	$(72,305)	$(16,233)	$(4,892,172)

Other Comprehensive Loss
Foreign currency translation adjustment	(88,813)	(617)	—	28,223	(61,207)

Comprehensive Loss	$(4,892,273)	$(791)	$(72,305)	$11,990	$(4,953,379)

Loss per common share – basic and diluted*	$(0.50)				$(0.50)
Weighted average number of common shares outstanding – basic and diluted*	9,764,450				9,870,357

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$8,822,659	$—	$—	$—	$8,822,659

Costs and Expenses
Selling expenses	5,826,243	—	—	—	5,826,243
General and administrative expenses	2,056,275	117,648	27,882	—	2,201,805
Total Costs and Expenses	7,882,518	117,648	27,882	—	8,028,048

Income from Operations	940,141	(117,648	(27,882)	—	794,611

Other (Expenses) Income
Interest expense, net of interest income	(1,050,270)	—	—	—	(1,050,270)
Imputed interest on related party advances	753	—	—	—	753
Loss on debt modification	(212,270)	—	—	—	(212,270)
Loss on marketable securities	(155,000)	—	—	—	(155,000)
Total Other (Expenses) Income	(1,416,787)	—	—	—	(1,416,787)

Loss Before Income Taxes	(476,646)	(117,648)	(27,882)	—	(622,176)

Income tax provision	(512,406)	—	—	—	(512,406)

Net Loss	$(989,052)	$(117,648)	$(27,882)	$—	$(1,134,582)

Other Comprehensive Loss
Foreign currency translation adjustment	(98,355)	—	—	—	(98,355)

Comprehensive Loss	$(1,087,407)	$(117,648)	$(27,882)	$—	$(1,232,937)

Loss per common share – basic and diluted*	$(0.12)				$(0.13)
Weighted average number of common shares outstanding – basic and diluted*	9,344,282				9,344,282

The reconciliation of the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$17,416,526	$—	$—	$—	$17,416,526

Costs and Expenses
Selling expenses	11,903,600	—	—	—	11,903,600
General and administrative expenses	4,115,728	235,296	55,764	331	4,407,119
Total Costs and Expenses	16,019,328	235,296	55,764	331	16,310,719

Income from Operations	1,397,198	(235,296)	(55,764)	(331)	1,105,807

Interest expense, net of interest income	(1,262,509)	—	—	—	(1,262,509)
Imputed interest on related party advances	(761)	—	—	—	(761)
Gain on litigation settlement	516,120	—	—	—	516,120
Loss on debt modification	(212,270)				(212,270)
Loss on marketable securities	(155,000)				(155,000)
Total Other Expenses (Income)	(1,114,420)	—	—	—	(1,114,420)

Income (Loss) Before Income Taxes	282,778	(235,296)	(55,764)	(331)	(8,613)

Income tax provision	(757,442)	—	—	—	(757,442)

Net Loss	$(474,664)	$(235,296)	$(55,764)	$(331)	$(766,055)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(162,873)	267,556	55,764	331	160,778

Comprehensive Loss	$(637,537)	$32,260	$—	$—	$(605,277)

Loss per common share – basic and diluted*	$(0.05)				$(0.08)
Weighted average number of common shares outstanding – basic and diluted*	9,308,511				9,308,511

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the ix months ended June 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments and reclassifications	As Restated
Cash Flows from Operating Activities
Net loss	$(4,803,460)	$(174)	$(72,305)	$(16,233)	$(4,892,172)

Adjustments to reconcile net loss to net cash generated by operating activities
Depreciation and amortization	291,332	5,623	111,239	37,796	445,990
Amortization of deferred costs	2,096,080	—	—	—	2,096,080
Non-cash interest	409,114	—	—	—	409,114
Loss on debt conversions	35,943			—	35,943
Unrealized loss on trading securities	25,000	—	—	—	25,000
Deferred taxation movements	—	—	(38,934)	—	(38,934)
Foreign translation loss	173,400	—		(173,400)	—
Changes in Operating Assets and Liabilities
Prepaid expenses	(7,732)	—	—	—	(7,732)
Accounts payable and accrued liabilities	(26,789)	—	—	(417,954)	(444,743)
Accounts receivable	(57,679)	—	—	—	(57,679)
Gaming accounts receivable	357,886	—	—	—	357,886
Gaming accounts liabilities	727,433	—	—	440,021	1,167,454
Taxes payable	(53,941)	—	—	—	(53,941)
Other current assets	(57,163)	—	—	—	(57,163)
Long term liability	30,995	—	—	(21,699)	9,296
Net Cash used in operating Activities	(859,581)	5,449	—	(151,469)	(1,005,601)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(59,253)	—	4,954	16	(54,283)
Decrease in restricted cash	100,140	—	—	(100,140)	—
Acquisition of Virtual Generation, net of cash of $47,268	46,668	—	(262,818)	—	(216,150)
Net Cash Used in Investing Activities	87,555	—	(257,864)	(100,124)	(270,433)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	250,000	—	—	—	250,000
Repayment of bank loan	(59,007)	—	—	—	(59,007)
Repayment of deferred purchase consideration – non-related parties	(331,913)	—	158,051	—	(173,862)
Repayment of deferred purchase consideration – related parties	(213,353)		105,367		(107,986)
Movement in financial leases	—	(5,449)	—	—	(5,449)
Advance to related party	(11,992)	—	—	—	(11,992)
Repayment of loans advanced to stockholders	6,605	—	—	—	6,605
Net Cash Used in Financing Activities	(359,660)	(5,449)	263,418	—	(101,691)

Effect of change in exchange rate	70,580	—	(5,554)	130,838	195,864

Net decrease in cash	(1,061,106)	—	—	(120,755)	(1,181,861)
Cash, cash equivalents and restricted cash – beginning of the period	6,289,903	—	—	1,560,539	7,850,442
Cash, cash equivalents and restricted cash – end of the period	$5,228,797	$—	$—	$1,439,784	$6,668,581

Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	$5,228,797	$—	$—	$—	$5,228,797
Restricted cash	—			1,439,784	1,439,784
	$5,228,797			$1,439,784	$6,668,581

 NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the six months ended June 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments and reclassifications	As Restated
Cash Flows from Operating Activities
Net Loss	$(474,664)	$(235,296)	$(55,764)	$(331)	$(766,055)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	226,436	104,396	—	—	330,832
Amortization of deferred costs	1,012,225	—	—	—	1,012,225
Non-cash interest	58,188	—	—	—	58,188
Loss on debt modification	212,270				212,270
Imputed interest on advances from stockholders	1,514	—	—	—	1,514
Unrealized loss on trading securities	155,000	—	—	—	155,000
Recovery of assets	(516,120)	—	—	—	(516,120)
Bad debt expense	6,354	—	—	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	5,225	—	—	—	5,225
Accounts payable and accrued liabilities	756,656	—	—	331	756,987
Accounts receivable	98,833	—	—	—	98,833
Gaming accounts receivable	31,409	—	—	—	31,409
Gaming accounts liabilities	(583,899)	—	—	—	(583,899)
Taxes payable	439,731	—	—	—	439,731
Other current assets	(270,259)	—	—	—	(270,259)
Long term liability	78,346	—	—	—	78,346
Net Cash Provided by operating Activities	1,237,245	(130,900)	(55,764)	—	1,050,581

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,442,508)	(135,378)	—	—	(4,577,886)
Decrease in restricted cash	15,657	—	—	(15,657)	—
Net Cash Used in Investing Activities	(4,426,851)	(135,378)	—	(15,657)	(4,577,886)

Cash Flows from Financing Activities
Repayment of bank credit line, net	(177,060)	—	—	—	(177,060)
Repayment of bank loan	(71,143)	—	—	—	(71,143)
Proceeds from debentures and convertible notes, net of repayment	6,883,905	—	—	—	6,883,905
Loan to related party	(215,745)				(215,745)
Purchase of treasury stock	(2,261,307)				(2,261,307)
Repayment to stockholders, net of advances	(485,036)	—	—	—	(485,036)
Net Cash Provided by Financing Activities	3,673,614	—	—	—	3,673,614

Effect of change in exchange rate	(168,600)	266,278	55,764	—	153,442

Net increase in cash	315,408	—	—	(15,657)	299,751
Cash, cash equivalents and restricted cash – beginning of the period	6,469,858	—	—	587,905	7,057,763
Cash, cash equivalents and restricted cash – end of the period	$6,785,266	$—	$—	$572,248	$7,357,514

Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	$6,785,266	$—	$—	$—	$6,785,266
Restricted cash	—	—	—	572,248	572,248
	$6,785,266	$—	$—	$572,248	$7,357,514

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

4. Reclassification of prior period results

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

During the three and six months ended June 30, 2018, the Company issued Convertible debenture units to investors amounting to $3,268,000 and CDN$7,162,000 (approximately $6,502,000). Each unit consisting of a convertible debenture, common shares of stock and a warrant, refer to Note 13 below.

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

4. Reclassification of prior period results (continued)

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

The reconciliation of the unaudited consolidated statement of comprehensive loss for the three months ended June 30, 2018 is as follows:

	As Previously reported	Reclass of disclosure	As Reclassed	Effect of adoption of ASU 2017-11	As Reclassified

Revenue	$8,822,659	$—	$8,822,659	$—	$8,822,659

Costs and Expenses
Selling expenses	5,826,243	—	5,826,243	—	5,826,243
General and administrative expenses	2,056,275	—	2,056,275	—	2,056,275
Total Costs and Expenses	7,882,518	—	7,882,518	—	7,882,518

Income from Operations	940,141	—	940,141	—	940,141

Other (Expenses) Income
Interest expense, net of interest income	(1,050,270)	—	(1,050,270)	—	(1,050,270)
Changes in fair value of derivative liabilities	18,014,364	(23,513,240)	(5,498,876)	(5,498,876)	—
Imputed interest on related party advances	753	—	753	—	753
Gain on litigation settlement	—	—	—	—	—
Loss on issuance of debt	(23,725,510)	23,725,510	—	—	—
Loss on debt modification	—	(212,270)	(212,270)	—	(212,270)
Loss on Marketable Securities	(155,000)	—	(155,000)	—	(155,000)
Total Other (Expenses) Income	(6,915,663)	—	(6,915,663)	5,498,876	(1,416,787)

Income (Loss) Before Income Taxes	(5,975,522)	—	(5,975,522)	5,498,876	(476,646)
Income tax provision	(512,406)	—	(512,406)	—	(512,406)
Net Loss	(6,487,928)	—	(6,487,928)	5,498,876	(989,052)

Other Comprehensive Loss
Foreign currency translation adjustment	(98,355)	—	(98,355)	—	(98,355)

Comprehensive Loss	$(6,586,283)	$—	$(6,586,283)	$5,498,876	$(1,087,407)

Loss per common share – basic and diluted	$(0.71)	$—	$(0.71)	$0.59	$(0.12)
Weighted average number of common shares outstanding – basic and diluted	9,344,282	9,344,282	9,344,282	9,344,282	9,344,282

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

4. Reclassification of prior period results (continued)

The reconciliation of the unaudited consolidated statement of comprehensive loss for the six months ended June 30, 2018 is as follows:

	As Previously reported	Reclass of disclosure	As Reclassed	Effect of adoption of ASU 2017-11	As Reclassified

Revenue	$17,416,526	$—	$17,416,526	$—	$17,416,526

Costs and Expenses
Selling expenses	11,903,600	—	11,903,600	—	11,903,600
General and administrative expenses	4,115,728	—	4,115,728	—	4,115,728
Total Costs and Expenses	16,019,328	—	16,019,328	—	16,019,328

Income from Operations	1,397,198	—	1,397,198	—	1,397,198

Other (Expenses) Income
Interest expense, net of interest income	(1,262,509)	—	(1262,509)	—	(1,262,509)
Changes in fair value of derivative liabilities	18,268,653	(23,513,240)	(5,244,587)	5,244,587	—
Imputed interest on related party advances	(761)	—	(761)	—	(761)
Gain on litigation settlement	516,120	—	516,120	—	516,120
Loss on issuance of debt	(23,725,510)	23,725,510	—	—	—
Loss on debt modification	—	(212,270)	(212,270)	—	(212,270)
Loss on Marketable Securities	(155,000)	—	(155,000)	—	(155,000)
Total Other (Expenses) Income	(6,359,007)	—	(6,359,007)	5,244,587	(1,114,420)

Income (Loss) Before Income Taxes	(4,961,809)	—	(4,961,809)	5,244,587	282,778
Income tax provision	(757,442)	—	(757,442)	—	(757,442)
Net Loss	(5,719,251)	—	(5,719,251)	5,244,587	(474,664)

Other Comprehensive Loss
Foreign currency translation adjustment	(162,873)	—	(162,873)	—	(162,873)

Comprehensive Loss	$(5,882,124)	$—	$(5,882,124)	$5,244,587	$(637,537)

Loss per common share – basic and diluted	$(0.63)	$—	$(0.63)	$0.56	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	9,308,511	9,308,511	9,308,511	9,308,511	9,308,511

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

4. Reclassification of prior period results (continued)

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

5. Acquisition of betting software technology; offline and land-based gaming assets

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

On May 31, 2018, the Company and Ulisse mutually agreed to exercise the Ulisse Put Option in lieu of completion of the ADM license tender auction. The Company repurchased and retired the shares issued in June 2016 with a purchase price adjustment to 10 million Euros (approximately USD $11.7 million). The purchase price adjustment was paid half in cash of 5 million Euros (approximately USD $5.85 million) and the Company issued 591,950 shares to the sellers on May 31, 2018 to settle the balance of the purchase price adjustment in shares of common stock at the closing price of $9.44 per share on May 31, 2018.

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

Virtual Generation Limited (“VG”) Acquisition

On January 30, 2019, the Company entered into a Share Exchange Agreement (“VG SPA”), with the shareholders of Virtual Generation (“VG”) organized under the laws of Republic of Malta. VG owns and has developed a virtual gaming software platform, together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owns 3,999 of the 4,000 issued and outstanding ordinary shares of VG. Pursuant to the agreement, the Company issued 65,298 shares of common stock in consideration for 100% of the issued and outstanding shares of VG.

Pursuant to the Purchase Agreement, on the Closing Date, the Company agreed to pay the Sellers the previously agreed to Four Million Euro (€4,000,000) in consideration for all the ordinary shares of VG and Naos, on the Closing Date as follows:

i.	a cash payment of One Hundred and Eight Thousand Euro (€108,000);
ii.	the issuance of shares of the Company’s common stock valued at Eighty-Nine Thousand Euro (€89,000); and
iii.	the delivery of a non-interest bearing promissory note (the “Promissory Note”) providing for the payment of (a) an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one (1) month after the Closing Date; and (b) an aggregate of €1,411,000 in shares of the Company’s common stock in seventeen (17) equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last ten (10) trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

The value of the EUR 4,000,000 promissory note net of discount was EUR 3,665,255 ($4,193,374 U.S.). The note was allocated as 40% as related party and 60% non-related party. In the six months ending June 30, 2019, cash payments were $240,015 net of interest of $2,354. Shares were issued at an equivalent of $195,220 net of interest of $1,563. Transaction gain during the quarter was $150. As of June 30, 2019, the promissory note net of discount related to the purchase of VG had a balance of $3,758,289 ($1,502,832 related party; $2,255,457 non-related party).

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

5. Acquisition of betting software technology; offline and land-based gaming assets (continued)

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

Intangible assets will be amortized over their remaining useful life over a period of 15 years.

The €3,803,000 promissory note was recorded as a liability owing to related parties of €1,521,000 (Note 11) and to third parties of €2,281,800 (Note 14).

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

6. Leases (continued)

Right of use assets

Upon adoption of ASC 842, effective January 1, 2019, the Company recorded a right of use asset for operating leases of $646,138.

Right of use assets are included in the consolidated balance sheet are as follows:

June 30, 2019

Non-Current assets
Right-of-use assets - operating leases, net of amortization	$736,625
Right-of-use assets – finance leases, net of amortization (included in plant and equipment)	$43,961

Lease costs consists of the following:

Six months ended June 30, 2019

Finance lease cost:	$15,817
Amortization of right-of-use assets	15,118
Interest expense on lease liabilities	699

Operating lease cost	95,371

Total lease cost	$111,191

Other lease information:

Six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(699)
Operating cash flows from operating leases	(95,371)
Financing cash flows from finance leases	(5,449)

Right-of-use assets obtained in exchange for new finance leases	15,118
Right-of-use assets disposed of under operating leases prior to lease maturity	(27,517)
Right-of -use assets obtained in exchange for new operating leases	$95,622

Weighted average remaining lease term – finance leases	3.88 years
Weighted average remaining lease term – operating leases	3.83 years

Weighted average discount rate – finance leases	3.48%
Weighted average discount rate – operating leases	3.66%

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount
2019	$6,890
2020	13,780
2021	10,543
2022	8,536
2023	6,788
2024	817
Total undiscounted minimum future lease payments	47,354
Imputed interest	(2,764)
Total finance lease liability	$44,590

Disclosed as:
Current portion	$6,194
Non-Current portion	38,396
$44,590

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
2019	$114,297
2020	186,474
2021	179,902
2022	153,301
2023	104,850
2024 and beyond	29,098
Total undiscounted minimum future lease payments	767,922
Imputed interest	(64,755)

Total operating lease liability	$703,167

Disclosed as:
Current portion	$91,449
Non-Current portion	611,718
$703,167

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

8. Intangible Assets

Intangible assets consist of the following:

	June 30, 2019	December 31, 2018
Betting Platform Software	$1,685,371	$1,685,371
Ulisse Bookmaker License	9,727,914	9,727,914
Multigioco and Rifa ADM Licenses	960,977	961,756
VG Licenses	4,004,594	—
Location contracts	1,000,000	1,000,000
Customer relationships	870,927	870,927
Trademarks/names	110,000	110,000
Websites	40,000	40,000
	18,399,783	14,395,968
Accumulated amortization	(2,201,821)	(1,867,986)
Balance	$16,197,962	$12,527,982

The Company evaluates intangible assets for impairment on an quarterly basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded approximately $376,457 and $206,568 in amortization expense for the finite-lived assets for the six months ended June 30, 2019 and June 30, 2018 respectively.

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

9. Restricted cash

Restricted cash is cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against a bank loan with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations. In addition, the Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 10.

10. Line of Credit – Bank

The Company currently maintains an operating line of credit for a maximum amount of €300,000 (approximately $340,000) for Multigioco and €50,000 (approximately $57,000) for Rifa from Intesa Sanpaolo Bank in Italy. The line of credit is secured by restricted cash on deposit at Intesa Sanpaolo Bank and guaranteed by certain shareholders of the Company and bears a fixed rate of interest at 5% per annum on the outstanding balance with no minimum payment, maturity or due date.

In addition, the Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit, see Note 9.

11. Related Parties

Notes Payable – Related Party

The Company has three promissory notes entered into in 2015 and 2016 with a related party with an aggregate principal amount outstanding of $318,078. The promissory notes bear interest at 12% per annum and are due on demand.

In terms of the acquisition of Virtual Generation Limited on January 31, 2019, disclosed in Note 5 above, the Company issued a non-interest bearing promissory note in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory note payable to non-related parties was €2,281,800 and to related parties was €1,521,200.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

11. Related Parties (continued)

Notes Payable – Related Party (continued)

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

12. Stockholders’ Equity

Effective December 12, 2019 December 12, 2019, the Company performed a 1 for 8 reverse stock split. All equity issuances and references to equity have been adjusted to take into account the reverse stock split.

On January 30, 2019, the Company issued 32,450 shares of common stock valued at $101,763 and issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation Limited, as disclosed in Note 5 above.

•         On March 1, 2019, 32,845 shares of common stock valued at $101,249;

•         On April 1, 2019, 29,975 shares of common stock valued at $86,328;

•         On May 1, 2019, 33,105 shares of common stock valued at $93,018;

•         On June 1, 2019, 27,256 shares of common stock valued at $92,961.

For the six months ended June 30, 2019, the Company issued a total of 86,850 shares of common stock, valued at $989,169, upon the conversion of convertible debentures into equity (Note 13).

On April 22, 2019, the Company issued 11,232 shares of common stock, valued at $35,943, to certain convertible debenture holders as an incentive for them to transfer their convertible debentures to another investor.

13. Convertible Debt

Convertible debt consists of Notes in USD and CAD issued in the first and second quarter of 2018. For the three and six months ended June 30, 2019, $919,824 ($864,623 principal plus $55,200 accrued interest) of convertible notes were redeemed for 287,561 of the Company’s common stock. At June 30, 2019, the Company has $7,774,208 principal debt plus accrued interest of $668,492 net of a discount of $3,300,942 and recorded a loss of $109,810 to account for the foreign currency translation of the debt issued in CAD.

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

14. Notes Payable

In Terms of the acquisition of Virtual Generation Limited on January 31, 2019, disclosed in Note 5 above, the Company issued a non-interest bearing promissory note of €3,803,000 owing to both related parties and non-related parties. The value of the promissory note payable related parties was €1,521,200 and to non-related parties was €2,281,800.

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

16. Other long term liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	June 30, 2019	December 31, 2018
Severance liability	$193,021	$168,706
Customer deposit balance	420,942	440,021
Total other long term liabilities	$613,963	$608,727

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

17. Warrants

In connection with the private placement agreements entered into with accredited investors in the first and second quarter of 2018, for each $1,000 debenture unit the Company issued two-year warrants to purchase up to 135,28 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 104.06 shares of the Company’s common stock at an exercise price of $4.00 per share.

A summary of all of the Company’s warrant activity during the period January 1, 2018 to June 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	76,566	$4.32	$4.32
Granted	1,095,883	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	(5.04)
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2018	1,089,133	$4.00	4.00
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding June 30, 2019	1,089,133	$4.00	$4.00

The following tables summarize information about warrants outstanding as of June 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$4.00	1,089,133	0.90	$4.00	1,089,133	$4.00

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

18. Revenues

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

19. Net Loss per Common Share

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

For the three months and six months ended June 30, 2019 and 2018, the following warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and Six Months ended June 30, 2019	Three and Six Months ended June 30, 2018

Warrants	1,089,133	1,089,133
Convertible debentures	2,707,652	2,707,652
	3,796,785	3,796,785

19. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2019 and June 30, 2018.

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

The Company has accumulated a net operating loss carry forwards (“NOL”) of approximately $4.0 million as of December 31, 2018 and continues to have losses from operations. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the six months ended June 30, 2019 the Company recorded additional losses and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets.

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

20. Subsequent Events

Subsequent to the period covered by this report, the principal amount of $550,000 and CDN$20,000 (approximately $16,400) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into 195,297 shares of common stock.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10Q for the six months ended June 30, 2019.

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

Pursuant to the VG purchase agreement, on the closing date, in consideration for all the ordinary shares of VG and Naos we paid the sellers €4,000,000 (approximately $4,580,000 at a Euro – exchange rate of 1.143) as follows:

i.	a cash payment of €108,000 (approximately $124,000);
ii.	the issuance of shares of our common stock valued at €89,000 (approximately $102,000); and
iii.	the delivery of a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) with the first such payment due and payable on the date that is one (1) month after the closing date; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

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

As of June 30, 2019, we made cash payments to the VG former shareholders under the promissory note that we issued to them equal to €482,400 (approximately $545,000) and we have issued 155,635 shares (or €421,000 (approximately $475,320) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due to the vendors in cash was €2,017,600 (approximately $2,293,000) and €1,079,000 (approximately $1,226,500) in common shares of the company.

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

Selling expenses

The Company incurred selling expenses of $6,268,772 and $13,676,478 for the three and six months ended June 30, 2019, compared to $5,826,243 and $11,903,600 for the three and six months ended June 30, 2018. Selling expenses are commissions paid to agents based on a percentage of Handle (Turnover). During the three and six months ended June 2019 our percentage of selling expenses to gross gaming revenues was approximately 61%and 75.1%, respectively compared to approximately 66.3% and 63.3% for the three and six months ended June 2018, respectively.

General and Administrative Expenses

The Company incurred $3,360,284 and $6,557,739 in general and administrative expenses during the three and six months ended June 30, 2019, compared to $2,201,805 and $4,407,119 in the three and six months ended June 30, 2018. The increase in general and administrative expenses was mostly as a result of an increase in payroll expenses, professional fees and gaming related conferences. These expenses have been curtailed with effect from May 2019.

(Loss) Income from Operations

The loss from operations of $(523,703) and $(1,862,569) for the three and six months ended June 30, 2019, respectively, compares to income from operations of $794,611 and $1,105,807. The loss from operations during the current fiscal year is directly attributable to higher commissions paid on turnover and the increase in general and administrative expenses discussed above.

Interest Expense, Net of Interest Income

Interest expense of $1,017,243 and $2,521,355 for the three and six months ended June 30, 2019, respectively compares to interest expense of $1,050,270 and $1,262,509 for the three and six months ended June 30, 2018. The increase in interest expense for the six month period is attributable to the convertible debenture funding which took place from February 2018 to June 2018, resulting in a significant increase in interest and debenture discount amortization during the three months ended June 30, 2018. The convertible debenture interest and amortization expense was incurred for the full six months during the current fiscal year.

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

(Loss) Income Before Income Taxes

The loss before income taxes of $(1,569,164) and $(4,437,142) for the three and six months ended June 30, 2019, respectively, compares to the loss before income taxes of $(622,176) and $(8,613) for the three and six months ended June 30, 2019. The increase in loss before income taxes is attributable to the increased selling expenses and increased general and administrative expenses discussed above.

Income Tax Provision

The income tax provision of $209,056 and $455,030 for the three and six months ended June 30, 2019, respectively, compares to the income tax provision of $512,406 and $757,442 for the three and six months ended June 30, 2018. The decrease in the income tax provision is attributable to lower income earned in one of our subsidiaries in the three and six months ended June 30, 2019 compared to June 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $1,778,220 and $4,892,172 for the three and six months ended June 30, 2019, respectively, compares to the net loss of $1,134,582 and $766,055 for the three and six months ended June 30, 2018. The increase in net loss is discussed above.

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

We recorded a foreign currency translation adjustment of $69,023 and $(61,207) for the three and six months ended June 30, 2019, respectively, compared to a foreign currency translation adjustment of $63,305 and $160,778 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Assets

At June 30, 2019, we had a total of $27,092,690 in assets compared to $22,653,481 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets related to the acquisition of the Virtual Generation licenses acquired on January 31, 2019 in terms of the Securities Purchase agreement entered into as disclosed in Note 5 to the financial statements, offset by a reduction in cash balances and gaming accounts receivable.

Liabilities

At June 30, 2019, we had $20,606,612 in total liabilities and compared to total liabilities of $12,714,078 at December 31, 2018. The increase is attributable to the promissory note payable to related and non-related parties incurred on the acquisition of Virtual Generation Limited during January 2019 as discussed in Note 5 to the financial statements.

Working Capital

We had $5,228,797 in cash and cash equivalents at June 30, 2019 compared to $6,289,903 on December 31, 2018.

We had a working capital deficit of $10,701,384 at June 30, 2019, compared to a working capital deficit of $4,328,856 at December 31, 2018. The increase in the working capital deficit is due to the acquisition of Virtual Generation as disclosed in Note 5 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by primarily a short-term promissory note.

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

Accumulated Deficit

As of June 30, 2019, we had accumulated deficit of $18,859,202 compared to accumulated deficit of $13,967,030 at December 31, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $1,005,601 for the six months ended June 30, 2019, compared to cash provided by operating activities of $1,050,581 for the six months ended June 30, 2018. The increase in cash used in operating activities of $2,056,182 is primarily related to the increase in net loss of $4,126,117 offset by the movement in non-cash amortization of deferred costs of $2,037,892.

Cash Flows from Investing Activities

The net cash used in investing activities for the six months ended June 30, 2019 was $270,433 compared to net cash used in investing activities of $4,577,886 for the six months ended June 30, 2018 that was attributed directly to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $101,691 compared to $3,673,614 of net cash provided by financing activities for the six months ended June 30, 2018. We raised funding through the issue of debentures in the prior year of $6,883,905 and repurchased common shares totaling $2,261,307 in the prior year. The common share repurchase was attributed to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

•	Promissory notes payable to Braydon Capital Corp., a company owned by Claudio Ciavarella, the brother of our CEO, a related party with principal and interest of approximately $450,559 that is due on demand.
•	a Promissory note to acquire VG for €3,803,000 that is payable in monthly instalments until January 2022. The amount due under this promissory note as of June 30, 2019 was approximately $3,519,722 (approximately €3,100,000), before debt discount of $311,977.
•	Convertible Debentures denominated in both US$ and CDN$ issued in the first and second quarter of 2018 that mature two years from the issue date. At June 30, 2019, we have outstanding a principal amount of $7,799,057 plus accrued interest of $865,428.

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

In connection with the acquisition of VG on January 31, 2019, disclosed in Note 5 to the financial statements, the Company issued a non-interest bearing promissory note of €3,803,000 owing to both related parties and non-related parties, the balance to be settled as follows:

a)	an aggregate of €2,392,000 in cash in 23 equal and consecutive monthly instalments of €104,000 with the first such payment due and payable on the date that is one month after the Closing Date; and
b)	an aggregate of €1,411,000 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €83,000 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.6 million and for the six month period ended June 30, 2019 we had a net loss of $4.9 million. As of December 31, 2018, and June 30, 2019 we had accumulated deficits of $14.0 million, and $18.9 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable and because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. Although we cannot assure that we will be able to maintain a profitable level of betting operations to meet normal business operating obligations, in recent years we have relied on issuance of debt and equity securities to grow our business such that we have generated sufficient revenue to maintain our existing level of operations and to continue moderate organic growth in the regulated Italian leisure betting market. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

If all of the holders of our outstanding convertible debentures and warrants converted or exercised their securities, we would be obligated to issue 3,796,785 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, we issued 245,970 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 5 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the six months ended June 30, 2019, we issued an aggregate of 221,614 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

On April 22, 2019, we issued an aggregate of 11,232 shares of common stock to certain convertible debenture holders as an incentive for them to transfer the convertible debentures to another investor. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

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

Date: August 4, 2020	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark Korb
Mark Korb Chief Financial Officer (Principal Financial Officer)