Form 10-Q
period 2020-06-30
Newgioco Group, Inc.
filed 2020-08-19
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 18, 2020, the registrant had 16,665,099 shares of common stock, $0.0001 par value per share, outstanding.

COVID-19 EXPLANATORY NOTE

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, we had temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. On March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings, and have either postponed or cancelled most professional sports events which has had an effect on our overall sports betting handle and revenues and may negatively impact our operating results.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$5,783,449	$5,182,598
Accounts receivable	95,198	152,879
Gaming accounts receivable	551,935	1,242,005
Prepaid expenses	214,754	221,547
Related party receivable	1,395	4,123
Other current assets	513,827	461,398
Total Current Assets	7,160,558	7,264,550

Non - Current Assets
Restricted cash	1,550,291	1,549,917
Property, plant and equipment	501,281	520,725
Right of use assets	684,502	792,078
Intangible assets	15,505,524	15,857,027
Goodwill	1,663,207	1,663,385
Marketable securities	900,000	177,500
Total Non - current Assets	20,804,805	20,560,632
Total Assets	$27,965,363	$27,825,182

Current Liabilities
Line of credit - bank	$1,000,000	$1,000,000
Accounts payable and accrued liabilities	7,161,828	6,800,765
Gaming accounts payable	2,131,020	1,735,650
Taxes payable	556,822	298,476
Advances from stockholders	14,914	2,551
Deferred purchase consideration, net of discount of $53,587 and $120,104	866,979	1,682,280
Deferred purchase consideration, Related Party, net of discount of $35,725 and $90,069	702,616	1,199,361
Debentures, net of discount of $0 and $627,627	3,331,207	3,361,337
Operating lease liability	99,298	200,866
Financial lease liability	6,246	12,476
Promissory notes payable – related party	300,000	—
Bank loan payable – current portion	103,855	124,079
Total Current Liabilities	16,274,785	16,417,841

Non-current Liabilities
Deferred tax liability	1,269,234	1,315,954
Operating lease liability	549,120	548,747
Financial lease liability	25,521	25,025
Bank loan payable	126,203	96,786
Other long-term liabilities	617,979	619,544
Total Non – Current Liabilities	2,588,057	2,606,056
Total Liabilities	18,862,842	19,023,897

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,495,002 and 11,949,042 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,249	1,194
Additional paid-in capital	34,981,284	32,218,643
Accumulated other comprehensive income	(270,231)	(176,717)
Accumulated deficit	(25,609,781)	(23,241,835)
Total Stockholders' Equity	9,102,521	8,801,285
Total Liabilities and Stockholders’ Equity	$27,965,363	$27,825,182

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$4,810,269	$9,105,353	$14,980,443	$18,371,648

Costs and Expenses
Selling expenses	3,957,366	6,268,772	10,172,527	13,676,478
General and administrative expenses	2,883,427	3,360,284	5,704,388	6,557,739
Total Costs and Expenses	6,840,793	9,629,056	15,876,915	20,234,217

Loss from Operations	(2,030,524)	(523,703)	(896,472)	(1,862,569)

Other (Expenses) Income
Other income	13,862	7,725	25,660	7,725
Interest expense, net of interest income	(33,099)	(277,639)	(173,073)	(425,275)
Amortization of debt discount	(286,845)	(739,604)	(737,074)	(2,096,080)
Loss on extinguishment of convertible debt	(719,390)	—	(719,390)	—
Loss on conversion of debt	—	(35,943)	—	(35,943)
Gain (Loss) on marketable securities	592,500	—	722,500	(25,000)
Total Other (Expenses) Income	(432,972)	(1,045,461)	(881,377)	(2,574,573)

Loss Before Income Taxes	(2,463,496)	(1,569,164)	(1,777,849)	(4,437,142)
Income tax provision	(62,059)	(209,056)	(590,097)	(455,030)
Net Loss	(2,525,555)	(1,778,220)	(2,367,946)	(4,892,172)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	18,516	69,023	(93,514)	(61,207)

Comprehensive Loss	$(2,507,039)	$(1,709,197)	$(2,461,460)	$(4,953,379)

Loss per common share – basic and diluted*	$(0.20)	$(0.17)	$(0.19)	$(0.50)
Weighted average number of common shares outstanding – basic and diluted*	12,434,338	9,870,357	12,320,653	9,764,450

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Three and six months ended June 30, 2020 and June 30, 2019

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares*	Amount*	Paid-in Capital*	Comprehensive Income	Accumulated Deficit	Total
Three months ended March 31, 2020
Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment				(112,030)		(112,030)
Net income					157,609	157,609
Balance at March 31, 2020	12,276,878	1,227	33,575,113	(288,747)	(23,084,226)	10,203,367

Shares issued on conversion of convertible debentures	103,586	11	333,074	—	—	333,085
Common stock issued to settle deferred purchase consideration	114,538	11	273,736	—	—	273,747
Stock based compensation expense	—	—	79,971	—	—	79,971
Fair value of warrants issued on convertible debt extensions	—	—	719,390	—	—	719,390
Foreign currency translation adjustment	—	—	—	18,516	—	18,516
Net loss	—	—	—	—	(2,525,555)	(2,525,555)
Balance at June 30, 2020	12,495,002	1,249	34,981,284	(270,231)	(25,609,781)	9,102,521

	Common Stock*		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital*	Comprehensive loss	Accumulated Deficit	Total

Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Common stock issued on conversion of debentures	287,561	29	919,795			919,824
Common stock issued for the purchase of subsidiaries	65,298	7	196,776			196,783
Foreign currency translation adjustment				(130,230)		(130,230)
Net income (loss)					(3,113,952)	(3,113,952)

Balance at March 31, 2019	9,795,396	$980	$25,079,491	$(187,661)	$(17,080,982)	$7,811,828
Common stock issued on conversion of debentures	32,785	3	104,908	—	—	104,911
Common stock issued for the purchase of subsidiaries	90,336	9	278,527	—	—	278,536
Foreign currency translation adjustment	—	—	—	69,023		69,023
Net loss	—	—		—	(1,778,220)	(1,778,220)
Balance at June 30, 2019	9,918,517	992	25,462,926	(118,638)	(18,859,202)	6,486,078

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,367,946)	$(4,892,172)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	459,434	445,990
Amortization of deferred costs	737,074	2,096,080
Non-cash interest	152,188	409,114
Stock option compensation expense	198,789	—
Loss on extinguishment of convertible debt	719,390	—
Loss on debt conversions	—	35,943
Unrealized (gain) loss on marketable securities	(722,500)	25,000
Movement in deferred taxation	(46,720)	(38,934)
Changes in Operating Assets and Liabilities
Prepaid expenses	6,435	(7,732)
Accounts payable and accrued liabilities	2,141,717	(444,743)
Accounts receivable	(1,205)	(57,679)
Gaming accounts receivable	334,186	357,886
Gaming accounts liabilities	(956,208)	1,167,454
Taxes payable	253,275	(53,941)
Due from related parties	12,956	—
Other current assets	(51,340)	(57,163)
Long term liability	(1,948)	9,296
Net Cash Provided by (Used in) Operating Activities	867,577	(1,005,601)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(87,994)	(54,283)
Acquisition of Virtual Generation, net of cash of $47,268	—	(216,150)
Net Cash Used in Investing Activities	(87,994)	(270,433)

Cash Flows from Financing Activities
Proceeds from bank credit line	—	250,000
Repayment of bank loan	(19,925)	(59,007)
Redemption of debentures	(8,996)
Proceeds from promissory notes, related party	300,000	—
Proceeds from Government relief loan	29,302	—
Repayment of deferred purchase consideration – non related parties	(209,005)	(173,862)
Repayment of deferred purchase consideration – related parties	(92,444)	(107,986)
Repayment of financial leases	(6,682)	(5,449)
Loan to related party	—	(11,992)
Repayment of loans advanced to stockholders	—	6,605
Net Cash Used in Financing Activities	(7,750)	(101,691)

Effect of change in exchange rate	(170,608)	195,864

Net increase (decrease) in cash	601,225	(1,181,861)
Cash, cash equivalents and restricted cash – beginning of the period	6,732,515	7,850,442
Cash, cash equivalents and restricted cash – end of the period	$7,333,740	$6,668,581

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$5,783,449	$5,228,797
Restricted cash included in non-current assets	1,550,291	1,439,784
	$7,333,740	$6,668,581

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$23,613	$13,955
Income tax	$378,471	$473,679

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$1,116,179	$272,307
Common shares issued on conversion of debentures	$728,338	$104,911

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

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect our online and mobile business operations which mitigated some of the impact.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three and six months ended June 30, 2020 and 2019.

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

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Amortization commences from the time an asset is put into operation. The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Leasehold improvements	Life of the underlying lease
Computer and office equipment	3 to 5
Furniture and fittings	7 to 10
Computer Software	3 to 5
Vehicles	4 to 5

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

As of June 30, 2020, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic is expected to have an impact on the Company’s business, the impact is expected to be temporary and the Company has a mitigating factor in that the web-based turnover generated by the Company has increased, mitigating a portion of the effect of the COVID-19 pandemic on the Company's land-based turnover.

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

4. Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations.

•	The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. See Note 10.

5. Plant and equipment

	June 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$57,548	$(19,574)	37,974	$32,405
Computer and office equipment	894,936	(599,940)	294,996	312,824
Fixtures and fittings	150,708	(89,308)	61,400	57,598
Vehicles	97,990	(32,626)	65,364	72,526
Computer software	132,365	(90,823)	41,542	45,372
	$1,333,547	$(832,271)	501,276	$520,725

The aggregate depreciation charge to operations was $120,578 and $124,264 for the six months ended June 30, 2020 and 2019,respectively. The depreciation policies followed by the Company are described in Note 2.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases

Right of use assets included in the consolidated balance sheet are as follows:

	June 30, 2020	December 31, 2019
Non-current assets
Right of use assets - operating leases, net of amortization	$684,502	$792,078
Right of use assets - finance leases, net of depreciation – included in plant and equipment	$44,038	$37,091

Lease costs consists of the following:

	Six Months Ended June 30,
	2020	2019
Finance lease cost:	$6,831	$15,817
Amortization of right-of-use assets	6,216	15,118
Interest expense on lease liabilities	614	699

Operating lease cost	117,954	95,371

Total lease cost	$124,785	$111,191

Other lease information:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(614)	$(699)
Operating cash flows from operating leases	(117,954)	(95,371)
Financing cash flows from finance leases	(6,682)	(5,449)

Right-of-use assets obtained in exchange for new finance leases	—	15,118
Right-of-use assets disposed of under operating leases prior to lease maturity	—	(27,517)
Right-of -use assets obtained in exchange for new operating leases	$—	$95,622

Weighted average remaining lease term – finance leases	3.07 years	3.88 years
Weighted average remaining lease term – operating leases	3.30 years	3.83 years

Weighted average discount rate – finance leases	3.57%	3.48%
Weighted average discount rate – operating leases	3.42%	3.66%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of June 30, 2020 are as follows:

Amount
2020	$6,810
2021	10,421
2022	8,437
2023	6,709
2024	808
Total undiscounted minimum future lease payments	33,185
Imputed interest	(1,418)
Total finance lease liability	$31,767

Disclosed as:
Current portion	$6,246
Non-Current portion	25,521
$31,767

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases as of June 30, 2020 are as follows:

Amount
2020	$102,914
2021	217,014
2022	180,592
2023	150,672
2024 and beyond	28,761
Total undiscounted minimum future lease payments	679,953
Imputed interest	(31,535)
Total operating lease liability	$648,418

Disclosed as:
Current portion	$99,298
Non-Current portion	549,120
$648,418

7. Intangible Assets

Intangible assets consist of the following:

	June 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$(826,986)	4,862,979	$5,052,645
Licenses	10,694,308	(820,912)	9,873,396	9,929,495
Location contracts	1,000,000	(840,117)	159,883	231,312
Customer relationships	870,927	(331,458)	539,469	569,700
Trademarks	116,179	(46,382)	69,797	73,875
Websites	40,000	(40,000)	—	—
	$18,411,379	$(2,905,855)	15,505,524	$15,857,027

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

The Company recorded $392,378 and $376,457 in amortization expense for finite-lived assets for the six months ended June 30, 2020 and 2019, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill

	June 30, 2020	December 31, 2019

Opening balance	$1,663,385	$262,552
Acquisition of Virtual Generation	—	1,401,608
Impairment charge	—	—
Foreign exchange movements	(178)	(775)
Closing balance	$1,663,207	$1,663,385

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

The shares of Zoompass were last quoted on the OTC market at $0.36 per share on June 30, 2020, resulting in an unrealized gain recorded to earnings related to these securities of $722,500 and an unrealized loss of $25,000 for the six months ended June 30, 2020, respectively.

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

As of June 30, 2020 and December 31, 2019, the Company has outstanding, US Dollar convertible debentures in the aggregate principal amount of $1,683,000 and $2,083,000, respectively and Canadian Dollar denominated convertible debentures in the aggregate principal amount of CDN$1,457,000 (approximately $1,085,266) and CDN$1,794,600 (approximately $1,381,737), respectively. The aggregate principal amount of convertible debentures outstanding at June 30, 2020, includes debentures of $10,000 and CDN$65,000 (approximately $48,416) that have matured and have been extended up to August 29, 2020 and a further $600,000 and CDN$242,000 (approximately $180,257) that have matured and have been extended up to September 28, 2020; and a total of $1,073,000 and CDN$1,150,000 (approximately $856,593) due to certain accredited investors that have not been converted and are unsecured and bear interest at 10% and are in default as of June 30, 2020. We are currently in the process of repaying the outstanding balance periodically. The debenture holders could declare a default under the debentures and if the default were to remain uncured, they would have the right to institute legal proceedings.

During the six months ended June 30, 2020 and the year ended December 31, 2019, investors in Canadian Dollar convertible debentures converted an aggregate principal amount of CDN$305,600 and CDN$5,006,565, respectively including interest thereon of CDN$42,504 and CDN$770,705, respectively, and investors in US Dollar convertible debentures converted an aggregate principal amount of $400,000 and $1,185,000, respectively, including interest thereon of $70,492 and $133,959, respectively, into 226,793 and 1,866,528 shares of common stock, respectively.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible Debentures (continued)

The Aggregate convertible debentures outstanding consists of the following:

	June 30, 2020	December 31, 2019
Principal Outstanding
Opening balance	$3,464,737	$8,529,751
Additions		—
Repaid	(7,496)	—
Conversion to equity	(625,619)	(5,240,736)
Foreign exchange movements	(63,356)	175,722
	2,768,266	3,464,737
Accrued Interest
Opening balance	524,227	520,523
Interest expense	150,960	719,004
Repaid	(1,499)	—
Conversion to equity	(102,104)	(731,731)
Foreign exchange movements	(8,643)	15,504
	562,941	524,227
Debenture Discount
Opening balance	(627,627)	(4,587,228)
Amortization	627,627	3,959,601
	—	(627,627)
Convertible Debentures, net	$3,331,207	$3,361,337

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
(b)	an aggregate of €846,600 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €49,800 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, which issuances commenced on March 1, 2019. See Note 23 Subsequent Events.

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 VG qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

The amount due to the non-related VG Sellers amounted to €300,000 (approximately $336,810) and was settled during January 2020 by the issuance of 79,641 shares of common stock at $4.23 per share.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Deferred Purchase Consideration (continued)

The movement on deferred purchase consideration consists of the following:

Description	June 30, 2020	December 31, 2019
Principal Outstanding
Promissory note due to non-related parties	$1,802,384	$2,745,811
Additional earnout earned	—	336,810
Settled by the issuance of common shares	(669,707)	(616,387)
Repayment in cash	(209,005)	(607,555)
Foreign exchange movements	(3,106)	(56,295)
	920,566	1,802,384
Present value discount on future payments
Present value discount	(120,104)	(242,089)
Amortization	65,668	117,192
Foreign exchange movements	849	4,793
	(53,587)	(120,104)
Deferred purchase consideration, net	$866,979	$1,682,280

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

The Company made payments in the aggregate principal amount of €18,076 (approximately USD $19,925) for the six months ended June 30, 2020.

The Company was granted a CDN$40,000 (approximately $29,351) COVID assistance loan on April 20, 2020, with a term of 68 months and a coupon of 0%.

14. Other long term liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	June 30, 2020	December 31, 2019
Severance liability	$245,619	$211,734
Customer deposit balance	372,360	407,810
Total other long term liabilities	$617,979	$619,544

15. Related Parties

Notes Payable, Related Party

The Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millworks, Inc., a Company controlled by the brother of our CEO. The PN bears no interest and is repayable on demand.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Notes Payable, Related Party (continued)

The movement on notes payable, Related Party, consists of the following:

	June 30, 2020	December 31, 2019
Principal Outstanding
Opening balance	$—	$318,078
Additions	300,000	—
Settled by issuance of common shares	—	(318,078)
	300,000	—
Accrued Interest
Opening balance	—	113,553
Interest expense	—	25,830
Conversion to equity	—	(139,383)
	—	—
Promissory Notes Payable – Related Party	$300,000	$—

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
(b)	an aggregate of €564,400 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €33,200 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019. See Note 23 Subsequent Events.

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, based on the 18,449,380 tickets sold in 2019 VG qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

The amount due to the related party VG Sellers amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

The movement on deferred purchase consideration consists of the following:

Description	June 30, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(446,471)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	(2,174)	(35,992)
	738,341	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	43,779	78,128
Foreign exchange movements	565	3,196
	(35,725)	(80,069)
Deferred purchase consideration, net	$702,616	$1,199,361

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$(10,507)	$(2,551)
Luca Pasquini	(4,407)	—
	$(14,914)	$(2,551)
Related Party Receivables
Luca Pasquini	$1,395	$4,123

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

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2020, the Company has paid Mr. Pasquini cash of €145,600 (approximately $162,639) and issued 98,405 shares valued at €215,800 (approximately $241,313)

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Pasquini’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, the Company issued to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2020, the Company has paid Mr. Peroni cash of €187,200 (approximately $209,107) and issued 98,405 shares valued at €215,800 (approximately $241,313).

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

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stockholders’ Equity (continued)

For the six months ended June 30, 2020, the Company issued a total of 226,985 shares of common stock, valued at $728,338, upon the conversion of convertible debentures into equity and for the year ended December 31, 2019, the Company issued a total of 1,866,528 shares of common stock, valued at $5,972,507, upon the conversion of convertible debentures into equity (Note 11).

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

17. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2019 to June 30, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	76,566	$4.32	$4.32
Granted	1,096,224	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	5.04
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2019	1,089,474	$4.00	$4.00
Granted	374,373	3.75 to 5.00	3.99
Forfeited/cancelled	(1,089,474)	4.00	4.00
Exercised	—	—	—
Outstanding June 30, 2020	374,373	$3.75 to 5.00	$3.99

The following tables summarize information about warrants outstanding as of June 30, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$3.75	301,644	1.92	$3.75	301,644	$3.75
5.00	72,729	2.79	5.00	72,729	5.00
	374,373	2.,08	$3.99	374,373	$3,99

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Stock Options

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11, 2019 we issued options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share. As of June 30, 2020, there was an aggregate of 315,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 834,062 reserved for future grants.

A summary of all of the Company’s option activity during the period January 1, 2019 to June 30, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	—	$—	$—
Granted	315,938	2.72 to 2.96	2.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding December 31, 2019	315,938	$2.72 to 2.96	2.84
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding June 30, 2020	315,938	$2.72 to 2.96	$2.84

The following tables summarize information about stock options outstanding as of June 30, 2020:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$2.72	25,000	6.01		—
$2.80	220,625	9.23		97,800
$2.96	70,313	9.02		67,734
	315,938	8.80	$2.84	165,534	$2.87

As of June 30, 2020, there were unvested options to purchase 150,404 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is 499,318 which is expected to be recognized over a period of 41 months.

The intrinsic value of the options at June 30, 2020 was $0.

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Turnover
Turnover web-based	$89,855,358	$88,647,748	$182,231,464	$175,223,649
Turnover land-based	4,210,173	10,617,656	27,812,258	61,017,220
Total Turnover	94,065,531	99,265,404	210,043,722	236,240,869

Winnings/Payouts
Winnings web-based	84,604,648	81,857,558	170,700,270	164,120,495
Winnings land-based	3,599,916	7,199,276	21,791,318	51,555,578
Total Winnings/payouts	88,204,564	89,056,834	192,491,588	215,676,073

Gross Gaming Revenues	5,860,967	10,208,570	17,552,134	20,564,796

Less: ADM Gaming Taxes	1,065,693	1,172,993	2,596,488	2,366,739
Net Gaming Revenues	4,795,274	9,035,577	14,955,646	18,198,057

Betting platform and services	14,995	69,776	24,797	173,591
Revenue	$4,810,269	$9,105,353	$14,980,443	$18,371,648

20. Loss on extinguishment of convertible debt

The company entered into extension agreements with convertible debenture holders with convertible debentures in the aggregate principal amount of $10,000 and CDN$65,000 (approximately $48,416) that had matured on May 31, 2020 extending the maturity date to August 29, 2020 and a further aggregate principal amount of $600,000 and CDN$242,000 (approximately $180,257) that had matured on May 31, 2020, extending the maturity date to September 28, 2020. In terms of the agreements entered into with the convertible note holders, the Company agreed to issue the convertible note holders two year warrants exercisable for 301,644 shares of common stock at an exercise price of $3.75 per share and three year warrants exercisable for 72,729 shares of common stock at an exercise price of $5.00 per share. These warrants were valued using a Black-Scholes valuation model at $719,390.

The following assumptions were used in the Black-Scholes model:

Six months ended June 30, 2020
Exercise price	$3.75 to $5.00
Risk free interest rate	0.16% to 0.19%
Expected life of options	2 to 3 years
Expected volatility of underlying stock	139.5% to 183.5%
Expected dividend rate	0%

The Company considered the extension of the maturity date in terms of ASC 470 – Debt, and determined that, based on the guidance contained in ASC 470 that the extension of the maturity date and the value of the warrants issued to the convertible debt holders resulted in an extinguishment of the existing convertible debt and the creation of a new convertible debt.

In terms of ASC 470, the valuation of the warrants of $719,930 is expensed immediately upon the convertible debt extinguishment and any transaction related expenses, of which there were none, would be amortized over the term of the convertible debt.

21. Net Income (Loss) per Common Share

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

The computation of the diluted income per share for the three and six months ended June 30, 2020 was anti-dilutive due to the losses realized.

For the three and six months ended June 30, 2020 and 2019, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three and Six Months ended
Description	June 30, 2020	June 30, 2019
Options	315,938	—
Warrants	374,373	1,089,133
Convertible debentures	1,041,002	2,707,652
	1,731,313	3,796,785

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries and;

(ii)	Betting platform software and services

The operating of web based as well as land based leisure betting establishments situated throughout Italy.

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$56,613	$31,804	$—	$88,417
Assets
Current assets	5,631,846	990,614	538,098	7,160,558
Non-current assets	12,530,024	6,403,878	1,870,903	20,804,805
Liabilities
Current liabilities	(5,668,018)	(476,375)	(10,130,392)	(16,274,785)
Non-current liabilities	(1,265,500)	(1,293,206)	(29,351)	(2,588,057)
Intercompany balances	4,866,760	(740,080)	(4,126,680)	—
Net asset position	$16,095,112	$4,884,831	$(11,877,422)	$9,102,521

The segment operating results of the reportable segments are disclosed as follows:

	June 30, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$14,955,646	$24,797	$—	$—	$14,980,443
Intercompany Service revenue	—	1.209,799	—	(1,209,799)	—
	14,955,646	1,234,596	—	(1,209,799)	14,980,443

Operating expenses
Intercompany service expense	1,209,799	—	—	(1,209,799)	—
Selling expenses	10,165,294	7,233	—	—	10,172,527
General and administrative expenses	2,151,956	1,841,608	1,710,824	—	5,704,388
	13,527,049	1,848,841	1,710,824	(1,209,799)	15,876,915

Income (Loss) from operations	1,428,597	(614,245)	(1,710,824)	—	(896,472)

Other (expense) income
Other income	25,660	—	—	—	25,660
Interest expense, net	(1,574)	7	(171,506)	—	(173,073)
Amortization of debt discount	—	—	(737,074)	—	(737,074)
Loss on extinguishment of convertible debt	—	—	(719,390)	—	(719,390)
Gain (Loss) on marketable securities	—		722,500	—	722,500
Total other (expenses) income	24,086	7	(905,470)	—	(881,377)

Loss before Income Taxes	1,452,683	(614,238)	(2,616,294)	—	(1,777,849)
Income tax provision	(469,950)	41,965	(162,112)	—	(590,097)
Net Income	$982,733	$(572,273)	$(2,778,406)	—	$(2,367,946)

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2019
	Betting establishments	Betting platform software and services	All other	Total

Purchase of fixed assets	$45,954	$8,329	$—	$54,283
Assets
Current assets	5,906,570	295,887	83,060	6,285,517
Non-current assets	12,700,578	6,853,400	1,253,195	20,807,173
Liabilities
Current liabilities	(4,107,073)	(265,308)	(12,614,520)	(16,986,901)
Non-current liabilities	(1,380,772)	(1,407,484)	(831,455)	(3,619,711)
Intercompany balances	3,988,710	109,265	(4,097,975)	—
Net asset position	$17,108,013	$5,585,760	$(16,207,695)	$6,486,078

The segment operating results of the reportable segments are disclosed as follows:

	June 30, 2019
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$18,260,490	$111,158	$—	$—	$18,371,648
Intercompany Service revenue	—	1,205,320	—	(1,205,320)	—
	18,260,490	1,316,478	—	(1,205,320)	18,371,648

Operating expenses
Intercompany service expense	1,205,320	—	—	(1,205,320)	—
Selling expenses	13,565,726	110,752	—	—	13,676,478
General and administrative expenses	2,257,072	1,436,008	2,864,659	—	6,557,739
	17,028,118	1,546,760	2,864,659	(1,205,320)	20,234,217

(Loss) income from operations	1,232,372	(230,282)	(2,864,659)	—	(1,862,569)

Other (expense) income
Other income	7,725	—	—	—	7,725
Interest expense, net	(7,527)	—	(417,748)	—	(425,725)
Amortization of debt discount	—	—	(2,096,080)	—	(2,096,080)
Loss on conversion of debt	—	—	(35,943)	—	(35,943)
Loss on marketable securities	—	—	(25,000)		(25,000)
Total other (expenses) income	198	—	(2,574,771)	—	(2,574,573)

Income (Loss) before Income Taxes	1,232,570	(230,282)	(5,439,430)	—	(4,437,142)
Income tax provision	(485,607)	30,577	—	—	(455,030)
Net Loss	$746,963	$(199,705)	$(5,439,430)	$—	$(4,892,172)

NEWGIOCO GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

23. Subsequent Events

Subsequent to the period covered by this report, on July 1, 2020 the Company issued 35,130 shares of common stock valued at $93,239 to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation, as disclosed in Note 12 and 15 above, and no longer has any remaining stock issuance obligations under the deferred purchase consideration promissory note.

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

On July 7, 2020, the Company converted convertible debentures in the aggregate principal amount of CDN$12,000 including interest thereon of CDN$2,525 (approximately $9,106) into 3,342 shares of common stock at a conversion price of $3.20 per share.

On July 13, 2020, the Company repurchased convertible debentures in the aggregate principal amount of CDN$10,000 including interest thereon of CDN$2,121 (approximately $9,086) and $5,000 including interest thereon of $1,060.

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

The Company granted the underwriters a forty five day option to purchase up to 624,999 units at a price of $2.40 per unit, each unit consisting of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share. The underwriters were also issued a five year warrant exercisable for 208,333 shares of common stock at an exercise price of $3.00 per share.

As soon as practicable after the closing of the offering, on August 17, 2020, we intend to repay outstanding unsecured convertible debentures in the aggregate principal amount of $1,063,000, plus accrued interest thereon of approximately $236,130 and CDN$1,150,000 plus accrued interest thereon of CDN$236,827.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 2, 2020 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10Q for the three months ended June 30, 2020.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Newgioco Group, Inc. and its consolidated subsidiaries.

We are a licensed gaming Operator in the regulated Italian leisure betting market holding an “online”, “retail” and “CED retail” bookmaker licenses through our Multigioco, Rifa and Ulisse subsidiaries, respectively. As an Operator, we collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores and restaurants, etc.) where patrons can load their online gaming account through PC’s situated at each venue, and (ii) through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores and restaurants, etc.).

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

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2019 and for the six months ended June 30, 2020 we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in the following 12 countries: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical webshop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect the Company’s online and mobile business operations which mitigated some of the impact.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the duration and scope of the COVID-19 outbreak worldwide, including the impact to the state and local economies is not readily determinable at this time.

Recent Financial Developments

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

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

In October 2019, we entered into a multi-year agreement with Grand Central, LLC, a retail sports bar operator in Washington, DC to provide sports betting products and services in their establishments upon the completion of their licensing process.

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

Results of Operations for the three months ended June 30, 2020 and the three months ended June 30, 2019

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended June 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	June 30, 2020	June 30, 2019	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$89,855,358	$88,647,748	$1,207,610	1.4%
Turnover land-based	4,210,173	10,617,656	(6,407,483)	(60.3)%
Total Turnover	94,065,531	99,265,404	(5,199,873)	(5.2)%

Winnings/Payouts
Winnings web-based	84,604,648	81,857,558	2,747,090	3.4%
Winnings land-based	3,599,916	7,199,276	(3,599,360)	(50.0)%
Total Winnings/payouts	88,204,564	89,056,834	(852,270)	(1.0)%

Gross Gaming Revenues	5,860,967	10,208,570	(4,347,603)	(42.6)%

Less: ADM Gaming Taxes	1,065,693	1,172,993	(107,300)	(9.1)%
Net Gaming Revenues	4,795,274	9,035,577	(4,240,303)	(46.9)%

Add: Service Revenues	14,995	69,776	(54,781)	(78.5)%
Total Revenues	$4,810,269	$9,105,353	$(4,295,084)	(47.2)%

The Company generated total revenues of $4,810,268 and $9,105,353 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $4,295,085 or 47.7%.

The change in total sales channel revenues is primarily due to the following:

Web-based turnover increased by $1,207,610 or 1.4%. The slight increase over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops re-opened on June 19, 2020. The impact was significant for our Ulisse operation whose revenues are derived from physical betting shops, while our Multigioco operation has an online web based platform which does not rely on physical betting shops. The ratio of payouts on online turnover increased from 92.3% in the prior period to 94.2% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $6,407,483 or 60.3%. The decrease over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops reopened on June 19, 2020. The impact was significant for both our Ulisse operation and our Multigioco operation, which impact was partially offset by increased internet based gaming operation in Multigioco. The ratio of payouts on land-based turnover increased from 67.8% in the prior period to 85.5% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

ADM gaming taxes decreased by $107,300 or 9.1% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 18.2% for the three months ended June 30, 2020 is significantly higher compared to 11.5% for the three months ended June 30, 2019 and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco that incurs an average gaming tax of approximately 24% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy. This effect was due to the temporary shutdown of all of Ulisse CED retail betting locations during the COVID related lockdown in Italy.

Betting platform software and services revenue decreased by $54,782 or 78.5%. Our platform services customer base is currently limited to services provided to internal group operations of Multigioco, Ulisse and VG, that were impacted by the COVID-19 pandemic. This revenue remains insignificant to total revenues during the years presented.

Selling expenses

We incurred selling expenses of $3,957,366 and $6,268,772 the three months ended June 30, 2020 and 2019, respectively, a decrease of $2,311,406 or 36.9%. Selling expenses are primarily commissions that are paid to our sales agents and are calculated as a percentage of turnover and not impacted by our payouts to customers. Therefore, increases in turnover, will typically result in increases in selling expenses, regardless of the winnings paid to customers. During the three months ended June 2020 and 2019, our percentage of selling expenses to total turnover was 4.2% and 6.3%, respectively, this is primarily due to the shift in mix of our business to Multigioco which has a lower commission rate compared to Ulisse which was more severely impacted by the COVID-19 temporary shutdown of betting shops in Italy.

General and Administrative Expenses

General and administrative expenses were $2,883,427 and $3,360,284 during the three months ended June 30, 2020 and 2019, respectively, a decrease of $476,857 or 14.2%. The decrease in general and administrative expenses is primarily due to certain COVID-19 wage related subsidies received in both our Ulisse and Multigioco operations and the reduction in corporate overhead expenses, including payroll and sales and marketing expenditure during the period .

Loss from Operations

The loss from operations was $2,030,524 and $523,703 for the three months ended June 30, 2020 and 2019, respectively, an increase of $1,506,821 or 287.7%. The increase in operating loss is directly attributable to the reduction in revenue due to the impact of COVID 19, on our primarily land based operations, which was partially offset by our web based business, offset by a reduction in selling expenses and general and administrative expenses, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $33,099 and $277,639 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $244,540 or 88.1%, The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior year, with further conversions taking place during the current period.

Amortization of debt discount

Amortization of debt discount was $286,845 and $739,604 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $452,759 or 61.2%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior year, with further conversions taking place during the current period, resulting in the acceleration of the amortization of debt discount for those debentures that converted prior to maturity.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $719,390 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $719,390 or 100%. We issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

Loss on convertible debt

The loss on convertible debt was $0 and $35,943 for the three months ended June 30, 2020 and 2019, respectively. The loss in the prior period was due to bonus shares issued to certain debenture holders to induce them to sell their convertible debentures to strategic investors.

Gain (loss) on Marketable Securities

The Gain on marketable securities was $592,500 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $592,500 or 100%. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes was $2,463,496 and $1,569,164 for the three months ended June 30, 2020 and 2019, respectively, an increase of $894,332 or 57.0%. The increase is attributable to the impact that the COVID-19 pandemic had on revenues in our Italian operations which temporarily affected our land based operations, which was partially offset by an increase in turnover of our internet based operations. We incurred a cost on the value of certain warrants issued to convertible debenture holders who had agreed to extend the maturity date of their convertible debt. The lower revenue and additional warrant cost was offset by reduced selling expenses, lower general and administrative expenses as well as lower interest and amortization expense. We also realized a gain on a mark to market of our marketable securities, as discussed above

Income Tax Provision

The income tax provision was $62,059 and $209,056 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $146,997 or 70.3%. The current year tax charge consists of a withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (Approximately $162,000), imputed deferred tax credit and a credit to our income tax charge of $201,811 based on the losses realized at our main operating subsidiaries related to the COVID-19 related temporary reduction in revenues.

Net Loss

Net loss was $2,525,555 and $1,778,220 for the three months ended June 30, 2020 and 2019, respectively, an increase of $747,335 or 42.0% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidies is the Euro, the local currency in Italy, Malta and Austria, and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $18,516 and $69,023 for the three months ended June 30, 2020 and 2019, respectively.

Results of Operations for the six months ended June 30, 2020 and the six months ended June 30, 2019

This Management’s Discussion and Analysis includes a discussion of our operations for the six months ended June 30, 2020 and 2019. The operations of VG and Naos were only included for five of the six months ended June 30, 2019 due to the fact that the acquisition was consummated in January 2019.

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended June 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Six Months Ended
	June 30, 2020	June 30, 2019	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$182,231,464	$175,223,649	$7,007,815	4.0%
Turnover land-based	27,812,258	61,017,220	(33,204,962)	(54.4)%
Total Turnover	210,043,722	236,240,869	(26,197,147)	(11.1)%

Winnings/Payouts
Winnings web-based	170,700,270	164,120,495	6,579,775	4.0%
Winnings land-based	21,791,318	51,555,578	(29,764,260)	(57.7)%
Total Winnings/payouts	192,491,588	215,676,073	(23,184,485)	(10.7)%

Gross Gaming Revenues	17,552,134	20,564,796	(3,012,662)	(14.6)%

Less: ADM Gaming Taxes	2,596,488	2,366,739	229,749	9.7%
Net Gaming Revenues	14,955,646	18,198,057	(3,242,411)	(17.8)%

Add: Service Revenues	24,797	173,591	(148,794)	(85.7)%
Total Revenues	$14,980,443	$18,371,648	$(3,391,205)	(18.5)%

The Company generated total revenues of $14,980,443 and $18,371,648 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $3,391,205 or 18.5%.

The change in total sales channel revenues is primarily due to the following:

Web-based turnover increased by $7,007,815 or 4.0%. The increase was due to the significant number of web shops opened in the second half of 2019 that remained open during the first quarter of 2020, as well as the addition of virtual game products, although we have experienced a decrease in the growth of our web-based revenue in the second quarter due to the impact of COVID-19, we still saw an increase of 1.4% in web-based turnover in the second quarter. The increase over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops re-opened on June 19, 2020. The impact was significant for our Ulisse operation whose turnover is derived from physical betting shops, while our Multigioco operation has an online web based platform which does not rely on physical betting shops. The ratio of payouts on online turnover remained consistent at 93.7% over both periods presented. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $33,204,962 or 54.4%. The decrease over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops reopened on June 19, 2020. The impact was significant for both our Ulisse operation and our Multigioco operation, which impact was partially offset by increased internet based gaming operation in Multigioco. The ratio of payouts on land-based turnover decreased from 84.5% in the prior period to 78.4% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

ADM gaming taxes increased by $229,749 or 9.7% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 14.8% during the six months ended June 30, 2020 is significantly higher compared to 11.5% for the six months ended June 30, 2019 and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy. This effect was due to the temporary shutdown of all of Ulisse CED retail betting locations during the COVID related lockdown in Italy.

Betting platform software and services revenue decreased by $148,794 or 85.7%. Our platform services customer base is currently limited to services provided to internal group operations of Multigioco, Ulisse and VG, that were impacted by the COVID-19 pandemic. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $10,172,527 and $13,676,478 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $3,503,951 or 25.6%. Selling expenses are primarily commissions that are paid to our sales agents and are calculated as a percentage of turnover and not impacted by our payouts to customers. Therefore, increases in turnover, will typically result in increases in selling expenses, regardless of the winnings paid to customers. During the six months ended June 2020 and 2019, our percentage of selling expenses to total turnover was 4.8% and 5.8%, respectively, this is primarily due to the shift in mix of our business to Multigioco which has a lower commission rate compared to Ulisse which was more severely impacted by the COVID-19 temporary shutdown of betting shops in Italy.

General and Administrative Expenses

General and administrative expenses were $5,704,388 and $6,557,739 during the six months ended June 30, 2020 and 2019, respectively, a decrease of $853,351 or 13.0%. The decrease in general and administrative expenses is primarily due to certain COVID-19 wage related subsidies received in both our Ulisse and Multigioco operations and the reduction in corporate overhead expenses, including payroll and sales and marketing expenditure during the period .

Loss from Operations

The loss from operations was $896,472 and $1,862,569 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $966,097 or 51.9%. The decrease in operating loss is directly attributable to the improvement in revenues during the first quarter of the current period, offset by losses incurred in the second quarter directly related to the temporary impact of COVID-19 on our turnover and related profitability, which was partially offset by a reduction in selling expenses and general and administrative expenses, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $173,073 and $425,275 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $252,202 or 59.3%, The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior year, with further conversions taking place during the current period.

Amortization of debt discount

Amortization of debt discount was $737,074 and $2,096,080 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $1,359,006 or 64.8%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior year, with further conversions taking place during the current period, resulting in the acceleration of the amortization of debt discount for those debentures that converted prior to maturity.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $719,390 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $719,390 or 100%. We issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

Loss on convertible debt

The loss on convertible debt was $0 and $35,943 for the six months ended June 30, 2020 and 2019, respectively. The loss in the prior period was due to bonus shares issued to certain debenture holders to induce them to sell their convertible debentures to strategic investors.

Gain (loss) on Marketable Securities

The Gain on marketable securities was $722,500 and a loss of $(25,000) for the six months ended June 30, 2020 and 2019, respectively, an increase of $747,500. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes was $1,778,849 and $4,437,142 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2,658,293 or 59.9%. The decrease is attributable to the increase in turnover and revenue during the first quarter partially offset by the impact that the COVID-19 pandemic had on revenues in our Italian operations which temporarily affected our land based operations in the second quartet. We incurred a cost on the value of certain warrants issued to convertible debenture holders who had agreed to extend the maturity date of their convertible debt. The lower revenue and additional warrant cost was offset by reduced selling expenses, lower general and administrative expenses as well as lower interest and amortization expense. We also realized a gain on a mark to market of our marketable securities, as discussed above.

Income Tax Provision

The income tax provision was $590,097 and $455,030 for the six months ended June 30, 2020 and 2019, respectively, an increase of $135,067 or 29.7%. The current year tax charge consists of a withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (Approximately $162,000), imputed deferred tax credit of $47,720 and an income tax charge of $475,705 based on the profitability at our main operating subsidiaries in the first quarter, offset by COVID-19 related temporary reduction in profitability in the second quarter.

Net Loss

Net loss was $2,367,946 and $4,892,172 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2,525,226 or 51.6%, due to the increase in loss before income taxes and the increase in income tax provision, discussed above.

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

We recorded a foreign currency translation adjustment of $(93,514) and $(61,207) for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The closing of physical betting shop locations until June 19, 2020, when the Company began reopening physical webshop locations, had not affected the Company’s online and mobile business operations which mitigated some of the impact of the closure of the physical store locations. On March 8, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and has negatively impact our operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the specific impact is not readily determinable at this time.

Assets

At June 30, 2020, we had total assets of $27,965,363 compared to $27,825,182 at December 31, 2019. The increase is primarily related to the increase in the value of marketable securities and the reduction in intangible assets due to amortization over the period.

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

Liabilities

At June 30, 2020, we had $18,862,842 in total liabilities and compared to total liabilities of $19,023,897 at December 31, 2019. The decrease is attributable to the reduction in deferred purchase consideration primarily due to the settlement of outstanding deferred purchase consideration by the issue of shares and certain cash payments made in terms of our agreement with the selling vendors, offset by a promissory note received from a related party of $300,000.

As soon as practicable after the closing of the offering, on August 17, 2020, we intend to repay outstanding unsecured convertible debentures in the aggregate principal amount of $1,063,000, plus accrued interest thereon of approximately $236,130 and CDN$1,150,000 plus accrued interest thereon of CDN$236,827.

The remaining convertible debenture holders in the aggregate principal amount of $610,000 and CDN$307,000 had extended the maturity date of their convertible debentures by between 90 and 120 days in exchange for additional warrants. These convertible debenture holders may elect repayment on maturity.

Working Capital

We had $5,783,449 in cash and cash equivalents at June 30, 2020 compared to $5,182,598 on December 31, 2019.

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

We had a working capital deficit of $9,114,227 at June 30, 2020, compared to a working capital deficit of $9,153,291 at December 31, 2019. The working capital decreased slightly over the six month period.

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

Accumulated Deficit

As of June 30, 2020, we had accumulated deficit of $25,609,781 compared to accumulated deficit of $23,241,835 at December 31, 2019.

Cash Flows from Operating Activities

Net cash from operating activities resulted in net cash generated by operating activities of $867,577 for the six months ended June 30, 2020, compared to cash used in operating activities of $1,005,601 for the six months ended June 30, 2019. The increase in cash provided by operating activities of $1,873,178 is primarily related to the decrease in net loss of $2,524,226 offset by the movement in non-cash amortization of deferred costs of $1,359,006.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $87,994 compared to net cash used in investing activities of $270,433 for the six months ended June 30, 2019. In the prior period we paid net cash of $216,150 on the acquisition of Virtual Generation.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $7,750 compared to $101,691 of net cash used in financing activities for the six months ended June 30, 2019. The net cash used in financing activities during the current period included the repayment of deferred purchase consideration, offset by the proceeds from a promissory note issued to a related party.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. Contractual obligations consist of the following:

☐	A cash obligation to repay Virtual Generation Promissory notes of $1,565,659.

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
(b)	an aggregate of €564,400 in shares of the Company’s common stock in 17 equal and consecutive monthly instalments of €33,200 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019, and as of July 1, 2020 there is no remaining stock issuance obligations under the deferred purchase consideration promissory note.

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

The movement on deferred purchase consideration consists of the following:

Description	June 30, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(446,471)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	(2,174)	(35,992)
	738,341	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	43,779	78,128
Foreign exchange movements	565	3,195
	(35,725)	(80,069)
Deferred purchase consideration, net	$702,616	$1,199,361

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$(10,507)	$(2,551)
Luca Pasquini	(4,407)	—
	(14,914)	(2,551)
Related Party Receivables
Luca Pasquini	$1,395	$4,123

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

Luca Pasquini

On January 31, 2019, we acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2020, we had paid Mr. Pasquini cash of €145,600 (approximately $162,639) and issued 98,405 shares valued at €215,800 (approximately $241,313).

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

Gabriele Peroni

On January 31, 2019, we acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2020, we had paid Mr. Peroni cash of €187,200 (approximately $209,107) and issued 98,405 shares valued at €215,800 (approximately $241,313).

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2019, we had a net loss of $9.3 million and for the period ended June 30, 2020 we had a net loss of $2.4 million. As of December 31, 2019, and June 30, 2020 we had accumulated deficits of $25.6 million, and $23.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak caused the temporary closures of our physical locations where we provide our gaming services throughout Italy, of which some locations began to re-open on May 4, 2020 and the remainder reopened June 9, 2020, and the suspension of professional sports competitions throughout the world negatively impacting our ability to offer sports gaming products and resulted in a decrease in our revenue for the second quarter of 2020. The recent quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers have had an adverse impact our sales and operating results. We have been unable to meet the extended deadlines for filing with the SEC our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to the travel restrictions imposed by the governments in Italy, the USA and other European countries as a result of the pandemic that prevented our officers and management as well as professional staff of our independent public accounting firm from travelling to our office locations located in Italy to compile and review information necessary to complete our filing within the extended time period allowed by the SEC. In addition, the pandemic could result in an economic downturn that could impact the demand for our products. We expect this global pandemic will continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

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

The warrants issued in our follow on public offering are speculative in nature.

The warrants issued in our follow on public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price, subject to certain adjustments. Specifically, commencing on the date of issuance, holders of the warrants may exercise their right to acquire the common stock and pay an exercise price of $2.50. Moreover, following the offering, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. Furthermore, each warrant will expire five years from the original issuance date. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Holders of the warrants will have no rights as a common stockholder until they acquire our common stock.

Until holders of the warrants acquire shares of our common stock upon exercise of the warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the warrants. Upon exercise of the warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

There is no established market for the warrants issued in the public offering to purchase shares of our common stock being offered in this offering.

There is no established trading market for the warrants issued in the public offering and we do not expect a market to develop. In addition, we do not intend to apply for the listing of the warrants on any national securities exchange or other trading market. Without an active trading market, the liquidity of the warrants will be limited.

The exercise price of the warrants will not be adjusted for certain dilutive events.

The exercise price of the warrants sold in the public offering are subject to adjustment for certain events, including, but not limited to, the payment of a stock dividend, stock splits, certain issuances of capital stock, options, convertible securities and other securities. However, the exercise prices will not be adjusted for dilutive issuances of securities and there may be transactions or occurrences that may adversely affect the market price of our common stock or the market value of such warrants without resulting in an adjustment of the exercise prices of such warrants.

Provisions of the warrants sold in the public offering could discourage an acquisition of us by a third party.

In addition to the provisions of our certificate of incorporation and our bylaws, certain provisions of the warrants sold in the public offering could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, we issued 114,730 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 3 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the three months ended June 30, 2020, we issued 103,394 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 3. Defaults Upon Senior Securities.

As soon as practicable after the closing of the offering, on August 17, 2020, we intend to repay outstanding unsecured convertible debentures in the aggregate principal amount of $1,063,000, plus accrued interest thereon of approximately $236,130 and CDN$1,150,000 plus accrued interest thereon of CDN$236,827.

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

Date: August 19, 2020	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)