Form 10-Q/A
period 2019-09-30
Newgioco Group, Inc.
filed 2020-11-06
CIK 1080319

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 14, 2019, the registrant had 10,723,298 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Newgioco,” and the “Company” refer to Newgioco Group, Inc. and its subsidiaries.

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, which was originally filed with the Securities and Exchange Commission on November 14, 2019 (the “Original 10-Q”) to reflect the restatement of certain of the Company’s previously issued Consolidated Balance Sheets at September 30, 2019, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholder’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the quarters ended September 30, 2019 and 2018 and the notes related thereto and certain other related matters.

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

In addition, the Company adjusted the opening Consolidated Balance Sheets to reflect the changes describe above and made amendments to its Consolidated Balance Sheet at September 30, 2019, Consolidated Statement of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders Equity and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and the related notes thereto (collectively “the Interim financial Statements”) to take into account the following:

Accounting for leases in terms of ASC 842 – leases, which requires the Company to:

-	recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard was effective for interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 using the prospective transition method, and accordingly restated its Interim Financial Statements. In terms of the adjustment, the Company recorded an initial Right-of-use asset of $646,138 under non-current assets and a corresponding Operating Lease liability of $617,352 on January 1, 2019 and adjusted for subsequent addition to the right of use asset and Operating liability of $241,985 and the disposal of right-of-use assets of $22,707 and a reduction in the corresponding liability of $32,337 during the nine months ended September 30, 2019. The subsequent amortization of the Right-of-use asset and Operating lease liability resulted in a net adjustment to the Right-of-use asset of $699,250 and to the Operating lease liability of $668,763 and other accrued liabilities of $31,678, after taking into account foreign currency translation differences of $1,191.

-	The accounting for finance leases in terms of ASC 842- Leases, was also modified to correct certain immaterial differences in accounting for these leases. The net adjustment resulted in the recording of an asset of $39,108 and a finance lease liability of $39,845 and the subsequent adjustment to net loss from operation of a net $310.

-	Accounting for Imputed Deferred Taxation in terms of ASC 740, on the acquisition of Virtual Generation which was effective January 31, 2019. ASC 740 require the recognition of imputed deferred tax on the identifiable intangible assets acquired. This resulted in an adjustment to goodwill on acquisition of $1,401,608 and the initial recognition of a deferred tax liability of $1,401,608. The deferred tax liability was subsequently decreased by $62,294, the deferred tax liability is related to the amortization of the intangible asset acquired of $177,982.

-	Other adjustments, with a net impact of $145,470 to the Statement of Operations and Comprehensive Loss were made to correct errors that perpetuated from the December 31, 2018 balance sheet adjustments in the Interim Financial Statements for the nine months ended September 30, 2019. Included in other adjustments is a reclassification of selling expenses of $1,028,184 to general and administrative expenses to conform to current disclosure.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q/A and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Newgioco Group, Inc. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Newgioco Group, Inc. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K/A of the year ended December 31, 2018 filed with the Securities and Exchange Commission on May 13, 2020.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events, except as required by law.

In this Quarterly Report on Form 10-Q/A, unless the context indicates otherwise, references to “Newgioco Group” “our Company,” “the Company,” “we,” “our,” and “us” refer to Newgioco Group, Inc. a Delaware corporation, and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWGIOCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
	(As Restated)
Current Assets
Cash and cash equivalents	$4,910,994	$6,289,903
Accounts receivable	104,731	10,082
Gaming accounts receivable	1,446,058	1,021,052
Prepaid expenses	197,953	124,712
Related party receivable	849	49,914
Other current assets	182,864	55,700
Total Current Assets	6,843,449	7,551,363

Non-current Assets
Restricted cash	1,404,978	1,560,539
Property, plant and equipment	474,153	476,047
Right-of-use assets	699,250	—
Intangible assets	16,027,072	12,527,980
Goodwill	1,663,435	262,552
Other assets	10,907	—
Investment in non-consolidated entities	375,000	275,000
Total Non-current Assets	20,654,795	15,102,118
Total Assets	$27,498,244	$22,653,481

Current Liabilities
Line of credit - bank	$1,000,000	$750,000
Accounts payable and accrued liabilities	4,112,253	4,603,608
Gaming accounts balances	2,578,116	1,049,423
Taxes payable	645,591	1,056,430
Advances from stockholders	8,019	39,237
Convertible Debt, net of discount of $1,755,287 and $4,587,228, respectively	6,376,410	3,942,523
Notes payable, net of discount of $120,853	1,397,815	—
Notes payable – related party, net of discount of $80,569 and 0, respectively	984,811	318,078
Bank loan payable – current portion	119,195	120,920
Operating lease liability	47,068	—
Financial lease liability	3,002	—
Total Current Liabilities	17,272,280	11,880,219

Non-current liabilities
Deferred tax liability	1,339,314	—
Notes payable, net of discount of $27,506	244,728	—
Notes payable – related party, net of discount of $18,338	163,152	—
Bank loan payable	124,670	225,131
Operating lease liability	621,695	—
Financial lease liability	36,843	—
Other long-term liabilities	204,100	608,728
Total Non-current liabilities	2,734,502	833,859
Total Liabilities	20,006,782	12,714,078

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 10,514,610 and 9,442,537 shares issued and outstanding as of September 30, 2019 and December 31, 2018*	1,052	944
Additional paid-in capital*	27,502,860	23,962,920
Accumulated other comprehensive income	(383,869)	(57,431)
Accumulated deficit	(19,628,581)	(13,967,030)
Total Stockholders' Equity	7,491,462	9,939,403
Total Liabilities and Stockholders’ Equity	$27,498,244	$22,653,481

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2019	2018	2019	2018
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$6,755,845	$7,823,286	$25,127,494	$25,239,812

Costs and Expenses
Selling expenses	2,898,287	5,314,436	16,574,766	17,218,036
General and administrative expenses	3,430,997	3,043,363	9,988,736	7,450,482
Total Costs and Expenses	6,329,284	8,357,799	26,563,502	24,668,518

Income (Loss) from Operations	426,561	(534,513)	(1,436,008)	571,294

Other (Expenses) Income
Other income	32,864	—	40,589	—
Interest expense, net of interest income	(1,093,259)	(329,618)	(3,614,614)	(1,592,127)
Imputed interest on related party advances	—	—	—	(761)
Gain on litigation settlement	—	—	—	516,120
Loss on debt modification	—	—		(212,270)
Loss on settlement of liabilities	—	—	(35,943)	—
Gain (Loss) on marketable securities	125,000	(2,500)	100,000	(157,500)
Total Other (Expenses) Income	(935,395)	(332,118)	(3,509,968)	(1,446,538)

Loss Before Income Taxes	(508,834)	(866,631)	(4,945,976)	(875,244)
Income tax provision	(260,545)	(83,356)	(715,575)	(840,798)
Net Loss	(769,379)	(949,987)	5,661,551)	(1,716,042)

Other Comprehensive Loss
Foreign currency translation adjustment	(265,231)	(329,588)	(326,438)	(168,810)

Comprehensive Loss	$(1,034,610)	$(1,279,575)	$(5,987,989)	$(1,884,852)

Loss per common share – basic and diluted*	$(0.01)	$(0.14)	$(0.60)	$(0.20)
Weighted average number of common shares outstanding – basic and diluted*	10,241,996	9,317,537	9,925,380	9,397,252

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Three and nine months ended September 30, 2019 and September 30, 2018

(Unaudited)

	Common Stock*		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital*	Comprehensive loss	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Common stock issued on conversion of debentures	287,561	29	919,795	—	—	919,824
Common stock issued for the purchase of subsidiaries	65,298	7	196,776	—	—	196,783
Foreign currency translation adjustment	—	—	—	(130,230)	—	(130,230)
Net loss	—	—	—	—	(3,113,952)	(3,113,952)
Balance at March 31, 2019	9,795,396	980	25,079,491	(187,661)	(17,080,982)	7,811,828
Common stock issued on conversion of debentures	32,785	3	104,908	—	—	104,911
Common stock issued for the purchase of subsidiaries	90,336	9	278,527	—	—	278,536
Foreign currency translation adjustment	—	—	—	69,023	—	69,023
Net loss	—	—	—	—	(1,778,220)	(1,778,220)
Balance at June 30, 2019	9,918,517	992	25,462,926	(118,638)	(18,859,202)	6,486,078
Common stock issued on conversion of debentures	207,222	21	663,088	—	—	663,109
Common stock issued for the purchase of subsidiaries	104,151	10	276,930	—	—	276,940
Common stock issued to settle liabilities	284,720	29	1,010,956	—	—	1,010,985
Stock based compensation	—	—	88,960	—	—	88,960
Foreign currency translation adjustment	—	—	—	(265,231)	—	(265,231)
Net loss	—	—	—	—	(769,379)	(769,379)
Balance at September 30, 2019	10,514,610	$1,052	$27,502,860	$(383,869)	$(19,628,581)	$7,491,462

	Common Stock*		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital*	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	9,267,948	$927	$14,548,951	$126,612	$(10,338,273)	$4,338,217
Imputed interest on stockholder advances	—	—	1,251	—	—	1,251
Common stock issued with debentures	13,875	1	55,499	—	—	55,500
Beneficial conversion feature of convertible debentures	—	—	91,017	—	—	91,017
ASU 2017-11 adjustment to common stock issued debentures	—	—	(10,853)	—	—	(10,853)
ASU2017-11 adjustment to beneficial conversion feature of debentures	—	—	(6,780)	—	—	(6,780)
ASU 2017-11 Elimination of derivative liability movement	—	—	—	—	(254,289)	(254,289)
Foreign currency translation adjustment	—	—	—	97,473	—	97,473
Net income	—	—	—	—	622,816	622,816
Balance at March 31, 2018	9,281,823	928	14,679,085	224,085	(9,969,746)	4,934,352
Common stock issued with debentures	215,028	22	1,770,775	—	—	1,770,197
Common stock retired on acquisition of Multigioco	(255,000)	(26)	(2,260,948)	—	—	(2,260,974)
Common stock issued net of stock retired on acquisition of Ulisse	175,550	18	5,587,656	—	—	5,587,674
ASU 2017-11 adjustments to common stock issued with debentures	—	—	(1,232,358)	—	—	(1,232,358)
ASU 2017-11 adjustments to the beneficial conversion feature of convertible debentures	—	—	2,501,332	—	—	2,501,332
Fair value of warrants issued	—	—	2,951,429	—	—	2,951,429
Foreign currency translation adjustment	—	—	—	63,305	—	63,305
Net loss	—	—	—	—	(1,134,582)	(1,134,582)
Balance at June 30, 2018	9,417,401	942	23,996,371	287,390	(11,104,328)	13,180,375
Imputed interest on stockholder advances	—	—	584	—	—	584
Foreign currency translation adjustment	—	—	—	(329,588)	—	(329,588)
Net loss	—	—	—		(949,987)	(949,987)
Balance at September 30, 2018	9,417,401	$942	$23,996,955	$(42,198)	$(12,054,315)	$11,901,384

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited consolidated financial statements

NEWGIOCO GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months Ended September 30,
	2019	2018
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net loss	$(5,661,551)	$(1,716,042)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	687,407	656,985
Amortization of deferred costs	2,974,439	58,188
Stock based compensation charge	88,960	—
Non-cash interest	598,656	1,193,434
Loss on debt conversions	45,066	—
Loss on debt modification	—	217,140
Unrealized (gain) loss on trading securities	(100,000)	157,500
Imputed interest on advances from stockholders	—	1,514
Movement in deferred taxation	(62,294)	—
Recovery of assets	—	(516,120)
Bad debt expense	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(69,957)	(180,651)
Accounts payable and accrued liabilities	643,411	1,776,597
Accounts receivable	(50,218)	98,823
Gaming accounts receivable	(487,330)	(108,033)
Gaming accounts liabilities	1,626,021	(242,907)
Taxes payable	(372,275)	(547,618)
Other current assets	(101,594)	(94,764)
Other assets	(11,239)	—
Long term liability	(387,523)	72,480
Net Cash (Used in) Provided by Operating Activities	(640,021)	832,880

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(129,864)	(4,690,524)
Acquisition of Virtual Generation, net of cash of $47,268	(216,983)	—
Net Cash Used in Investing Activities	(346,847)	(4,690,524)

Cash Flows from Financing Activities
Proceeds from bank credit line	250,000	500,000
Repayment of bank credit line	—	(177,060)
Repayment of bank loan	(88,567)	(93,532)
Proceeds from debentures and convertible notes, net of repayment	—	6,883,906
Repayment of deferred purchase consideration – non related parties	(107,950)	(190,509)
Repayment of deferred purchase consideration – related parties	(241,850)	—
Advance of financial leases	6,589	—
Loan to related party	(11,975)	—
Purchase of treasury stock	—	(2,261,307)
Loans advanced by stockholders	14,227	—
Repayment of loans advanced by stockholders	—	(406,142)
Net Cash (Used in) Provided by Financing Activities	(179,526)	4,255,356

Effect of change in exchange rate	(368,076)	(78,454)

Net (decrease) increase in cash	(1,534,470)	319,258
Cash, cash equivalents and restricted cash – beginning of the period	7,850,442	7,057,763
Cash, cash equivalents and restricted cash – end of the period	$6,315,972	$7,377,021

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$4,910,994	$5,808,689
Restricted cash included in non-current assets	1,404,978	1,568,332
	$6,315,972	$7,377,021

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$40,448	$20,321
Income tax	$1,188,707	$1,593,645

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$549,248	$5,588,008
Common shares issued on conversion of debentures	$768,020	$582,486
Common shares issued to related parties for repayment of debt	$728,884	$—
Discount due to warrants issued with convertible debt	$—	$2,307,569
Discount due to brokers warrants issued with convertible debt	$—	$643,860
Discount due to beneficial conversion feature	$—	$2,585,569
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU2017-11	$—	$222,915

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

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded bad debt expense $0 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $0 for the nine months ended September 30, 2019 and 2018, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and nine months ended September 30, 2019 or September 30, 2018. $1,401,608 of goodwill was recorded as part of an acquisition during the nine months ended September 30, 2019.

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results

The company identified the following errors in the financial results for the periods ended September 30, 2019 and 2018.

Three and nine months ended September 30, 2019

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

The Company recorded a right-of-use asset of $646,138 and an operating lease liability of $617,352 and an accrued liability of $28,786 as of January 1, 2019. An additional $241,985 of operating leases were entered into and a further $22,707 of operating leases were terminated before maturity during the nine months ended September 30, 2019. The amortization of the right-of-use asset amounted to $153,088, the amortization of the operating lease liability was $136,269 and the accrued liability increased by $2,892.

The Company adjusted its accounting for financial leases by recording an office equipment asset of $34,638 and a finance lease liability of $34,524 as of January 1, 2019. During the nine months ended September 30, 2019, an additional $15,043 of additional office equipment under financial leases was recorded. The Company recorded a depreciation charge of $8,764 related to these assets, an interest charge of $1,071 and amortization of financial leases of $9,411.

The Company modified its accounting for the acquisition of Virtual Generation by accounting for the imputed deferred tax liability on the value of the Platform acquired, resulting in an adjustment of $1,401,608 to deferred tax liability and recording of a goodwill asset on acquisition of $1,401,608. The Virtual Generation platform, valued at $4,004,954, was amortized for the nine months ended September 30, 2019, resulting in an amortization expense of $177,982 and a reduction in the deferred tax liability of $62,294.

The company had previously recorded certain gains on share based transactions with related parties amounting to $282,101. These gains were reclassified as equity.

Other adjustments relating to the recording of consolidated amortization expenses were incorrectly calculated, the net adjustment amounted to $112,634. In addition certain foreign exchange movements of $23,998 were incorrectly recorded in comprehensive loss. Included in other adjustments is a reclassification of selling expenses of $1,028,184 to general and administrative expenses to conform to current disclosure.

Due to a 1 for 8 reverse stock split which took place on December 12, 2019, the outstanding shares and additional paid in capital was adjusted to take into account the effects of the reverse stock split.

Three and nine months ended September 30, 2018

The error corrected in the financial statements for the year ended December 31, 2018, resulted in an adjustment to depreciation and amortization expense of $352,943, an adjustment to foreign exchange movements of $83,645, and an immaterial $331 adjustment to general and administrative expenses.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated balance sheet as of September 30, 2019 is as follows:

	As Previously Reported	Prior year adjustment	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated
Current Assets
Cash and cash equivalents	$4,910,994	$—	$—	$—	$—	$4,910,994
Accounts receivable	104,731	—	—	—	—	104,731
Gaming accounts receivable	1,446,058	—	—	—	—	1,446,058
Prepaid expenses	197,953	—	—	—	—	197,953
Related party receivable	849	—	—	—	—	849
Other current assets	182,864	—	—	—	—	182,864
Total Current Assets	6,843,449	—	—	—	—	6,843,449

Non-Current Assets
Restricted cash	1,404,978	—	—	—	—	1,404,978
Property, plant and equipment	324,227	121,248	39,108	—	(10,430)	474,153
Right-of-use assets	—	—	699,250	—	—	699,250
Intangible assets	16,132,375	(55,477)		(177,982)	128,156	16,027,072
Goodwill	266,920	—	—	1,401,608	(5,093)	1,663,435
Other assets	10,907	—	—	—	—	10,907
Investment in non-consolidated entities	375,000	—	—	—	—	375,000
Total Non-Current Assets	18,514,407	65,771	738,358	1,223,626	112,633	20,654,795
Total Assets	$25,357,856	$65,771	$738,358	$1,223,626	$112,633	$27,498,244

Current Liabilities
Line of credit - bank	$1,000,000	$—	$—	$—	$—	$1,000,000
Accounts payable and accrued liabilities	4,080,575	—	31,678	—	—	4,112,253
Gaming accounts balances	2,578,116	—	—	—	—	2,578,116
Taxes payable	645,591	—	—	—	—	645,591
Advances from stockholders	8,019	—	—	—	—	8,019
Convertible Debt, net of discount of $1,755,287	6,376,410	—	—	—	—	6,376,410
Notes payable, net of discount of $120,853	1,397,815	—	—	—	—	1,397,815
Notes payable – related party, net of discount of $80,569	984,811	—	—	—	—	984,811
Bank loan payable – current portion	119,195	—	—	—	—	119,195
Operating lease liability	—	—	47,068	—	—	47,068
Financial lease liability	—	—	3,002	—	—	3,002
Total Current Liabilities	17,190,532	—	81,748	—	—	17,272,280

Non-current liabilities
Deferred tax liability	—	—	—	1,339,314	—	1,339,314
Notes payable, net of discount of $27,506	244,728	—	—	—	—	244,728
Notes payable – related party, net of discount of $18,338	163,152	—	—	—	—	163,152
Bank loan payable	124,670	—	—	—	—	124,670
Operating lease liability	—	—	621,695	—	—	621,695
Financial lease liability	—	—	36,843	—	—	36,843
Other long-term liabilities	204,100	—	—	—	—	204,100
Total Non-Current Liabilities	736,650	—	658,538	1,339,314	—	2,734,502
Total Liabilities	17,927,182	—	740,286	1,339,314	—	20,006,782

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—	—	—	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized; 10,514,610 shares issued and outstanding as of September 30, 2019*	8,412	—	—	—	(7,360)	1,052
Additional paid-in capital*	27,213,399	—	—	—	289,461	27,502,860
Accumulated other comprehensive income	(1,382,160)	1,023,907	(1,618)	—	(23,998)	(383,869)
Accumulated deficit	(18,408,977)	(958,136)	(310)	(115,688)	(145,470)	(19,628,581)
Total Stockholders' Equity	7,430,674	65,771	(1,928)	(115.688)	112,633	7,491,462
Total Liabilities and Stockholders’ Equity	$25,357,856	$65,771	$738,358	$1,223,626	$112,633	$27,498,244

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated

Revenue	$6,755,845	$-	$-	$-	6,755,845

Costs and Expenses
Selling expenses	3,156,446	-	-	(258,159)	2,898,287
General and administrative expenses	3,259,195	(235)	66,743	105,294	3,430,997
Total Costs and Expenses	6,415,641	(235)	66,743	(152,865)	6,329,284

Income from Operations	340,204	235	(66,743)	152,865	426,561

Other (Expenses) Income
Other income	32,864	-	-	-	32,864
Interest expense, net of interest income	(1,092,887)	(372)	-	-	(1,093,259)
Gain on settlement of liabilities	282,101	-	-	(282,101)	-
Gain on marketable securities	125,000	-	-	-	125,000
Total Other (Expenses) Income	(652,922)	(372	-	(282,101)	(935,395)

Loss Before Income Taxes	(312,718)	(137)	(66,743)	(129,236)	(508,834)

Income tax provision	(283,905)	-	23,360	-	(260,545)

Net Loss	(596,623)	(137)	(43,383)	(129,236)	(769,379)

Other Comprehensive Loss
Foreign currency translation adjustment	(212,009)	-	-	(53,222)	(265,231)

Comprehensive Loss	$(808,632)	$(137)	$(43,383)	$(182,458)	$(1,034,610)

Loss per common share – basic and diluted*	$(0.01)				$(0.01)
Weighted average number of common shares outstanding – basic and diluted*	10,241,996				10,241,996

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments	As Restated

Revenue	$25,127,494	$—	$—	$—	$25,127,494

Costs and Expenses
Selling expenses	17,602,950	—	—	(1,028,184)	16,574,766
General and administrative expenses	8,919,962	(761)	177,982	891,553	9,988,736
Total Costs and Expenses	26,522,912	(761)	177,982	(136,631)	26,563,502

Loss from Operations	(1,395,418)	761	(177,982)	136,631	(1,436,008)

Other (Expenses) Income
Other income	40,589	—	—	—	40,589
Interest expense, net of interest income	(3,613,543)	(1,071)	—	—	(3,614,614)
Gain on marketable securities	100,000	—	—	—	100,000
Loss on settlement of liabilities	246,158	—	—	(282,101)	(35,943)
Total Other (Expenses) Income	(3,226,796)	(1,071)	—	(282,101)	(3,509,968)

Loss Before Income Taxes	(4,622,214)	(310)	(177,982)	(145,470)	(4,945,976)

Income tax provision	(777,869)	—	62,294	—	(715,575)

Net Loss	(5,400,083)	(310)	(115,688)	(145,470)	(5,661,551)

Other Comprehensive Loss
Foreign currency translation adjustment	(300,822)	(1,618)	—	(23,998)	(326,438)

Comprehensive Loss	$(5,700,905)	$(1,928)	$(115,688)	$(169,468)	$(5,987,989)

Loss per common share – basic and diluted*	$(0.57)				$(0.60)
Weighted average number of common shares outstanding – basic and diluted*	9,925,380				9,925,380

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$7,823,286	$—	$—	$—	$7,823,286

Costs and Expenses
Selling expenses	5,314,436	—	—	—	5,314,436
General and administrative expenses	2,897,835	117,648	27,880	—	3,043,363
Total Costs and Expenses	8,212,271	117,648	27,880	—	8,357,799

Loss from Operations	(388,985)	(117,648)	(27,880)	—	(534,513)

Other (Expenses) Income
Interest expense, net of interest income	(329,618)	—	—	—	(329,618)
Loss on marketable securities	(2,500)	—	—	—	(2,500)
Total Other (Expenses) Income	(332,118)	—	—	—	(332,118)

Loss Before Income Taxes	(721,103)	(117,648)	(27,880)	—	(866,631)

Income tax provision	(83,356)	—	—	—	(83,356)

Net Loss	(804,459)	(117,648)	(27,880)	—	(949,987)

Other Comprehensive Loss
Foreign currency translation adjustment	(490,914)	133,446	27,880	—	(329,588)

Comprehensive Loss	$(1,295,373)	$15,798	$—	$—	$(1,279,575)

Loss per common share – basic and diluted*	$(0.14)				$(0.14)
Weighted average number of common shares outstanding – basic and diluted*	9,317,537				9,317,537

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments	As Restated

Revenue	$25,239,812	$—	$—	$—	$25,239,812

Costs and Expenses
Selling expenses	17,218,036	—	—	—	17,218,036
General and administrative expenses	7,013,563	352,943	83,645	331	7,450,482
Total Costs and Expenses	24,231,599	352,943	83,645	331	24,668,518

Income from Operations	1,008,213	(352,943)	(83,645)	(331)	571,294

Interest expense, net of interest income	(1,592,127)	—	—	—	(1,592,127)
Imputed interest on related party advances	(761)	—	—	—	(761)
Gain on litigation settlement	516,120	—	—	—	516,120
Loss on debt modification	(212,270)	—	—	—	(212,270)
Loss on marketable securities	(157,500)	—	—	—	(157,500)
Total Other (Expenses) Income	(1,446,538)	—	—	—	(1,446,538)

Loss Before Income Taxes	(438,325)	(352,943)	(83,645)	(331)	(875,244)

Income tax provision	(840,798)	—	—	—	(840,798)

Net Loss	(1,279,123)	(352,943)	(83,645)	(331)	(1,716,042)

Other Comprehensive Loss
Foreign currency translation adjustment	(653,788)	401,333	83,645	—	(168,810)

Comprehensive Loss	$(1,932,911)	$48,390	$—	$(331)	$(1,884,852)

Loss per common share – basic and diluted*	$(0.21)				$(0.20)
Weighted average number of common shares outstanding – basic and diluted*	9,397,252				9,397,252

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the nine months ended September 30, 2019 is as follows:

	As Previously Reported	Lease adjustments	Acquisition of Virtual Generation	Other Adjustments and reclassifications	As Restated
Cash Flows from Operating Activities
Net loss	$(5,400,083)	$(310)	$(115,688)	$(145,470)	$(5,661,551)

Adjustments to reconcile net loss to net cash generated by operating activities
Depreciation and amortization	485,351	8,764	177,982	15,310	687,407
Amortization of deferred costs	2,974,439	—	—	—	2,974,439
Stock based compensation charge	88,960	—	—	—	88,960
Non-cash interest	598,656	—	—	—	598,656
Gain on settlement of liabilities	(190,610)	—	—	190,610	—
Loss on debt conversions	(46,426)	—	—	91,492	45,066
Unrealized gain on trading securities	(100,000)	—	—	—	(100,000)
Deferred taxation movements	—	—	(62,294)	—	(62,294)
Changes in Operating Assets and Liabilities
Prepaid expenses	(69,957)	—	—	—	(69,957)
Accounts payable and accrued liabilities	643,411	—	—	—	643,411
Accounts receivable	(50,218)	—	—		(50,218)
Gaming accounts receivable	(487,330)	—	—	—	(487,330)
Gaming accounts liabilities	1,626,021	—	—	—	1,626,021
Taxes payable	(372,275)	—	—	—	(372,275)
Other current assets	(101,594)	—	—	—	(101,594)
Other assets	(11,239)	—	—	—	(11,239)
Long term liability	(387,523)	—	—	—	(387,523)
Net Cash used in operating Activities	(800,417)	8,454	—	151,942	(640,021)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(114,821)	(15,043)	—	—	(129,864)
Decrease in restricted cash	133,197	—	—	(133,197)	—
Acquisition of Virtual Generation, net of cash of $47,268	46,435	—	(263,418)	—	(216,983)
Net Cash Used in Investing Activities	64,811	(15,043)	(263,418)	(133,197)	(346,847)

Cash Flows from Financing Activities
Proceeds from bank credit line, net	250,000	—	—	—	250,000
Repayment of bank loan	(88,567)	—	—	—	(88,567)
Repayment of deferred purchase consideration – non-related parties	(213,317)	—	105,367	—	(107,950)
Repayment of deferred purchase consideration – related parties	(399,901)	—	158,051	—	(241,850)
Movement in financial leases	—	6,589	—	—	6,589
Advance to related party	(11,975)	—	—	—	(11,975)
Advances from stockholders	14,227	—	—	—	14,227
Net Cash Used in Financing Activities	(449,533)	6,589	263,418	—	(179,526)

Effect of change in exchange rate	(193,770)	—	—	(174,306)	(368,076)

Net decrease in cash	(1,378,909)	—	—	(155,561)	(1,534,470)
Cash, cash equivalents and restricted cash – beginning of the period	6,289,903	—	—	1,560,539	7,850,442
Cash, cash equivalents and restricted cash – end of the period	$4,910,994	$—	$—	$1,404,978	$6,315,972

Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	$4,910,994	$—	$—	$—	$4,910,994
Restricted cash	—	—	—	1,404,978	1,404,978
	$4,910,994	$—	$—	$1,404,978	$6,315,972

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

3. Restatement of prior period results (continued)

The reconciliation of the consolidated statement of cash flows for the nine months ended September 30, 2018 is as follows:

	As Previously Reported	Depreciation and amortization adjustments	Foreign Exchange adjustments	Other Adjustments and reclassifications	As Restated
Cash Flows from Operating Activities
Net Loss	$(1,279,123)	$(352,943)	$(83,645)	$(331)	$(1,716,042)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	500,391	156,594	—	—	656,985
Amortization of deferred costs	58,188	—	—	—	58,188
Non-cash interest	1,193,434	—	—	—	1,193,434
Loss on debt modification	217,140	—	—	—	217,140
Imputed interest on advances from stockholders	1,514	—	—	—	1,514
Unrealized loss on trading securities	157,500	—	—	—	157,500
Recovery of assets	(516,120)	—	—	—	(516,120)
Bad debt expense	6,354	—	—	—	6,354
Changes in Operating Assets and Liabilities
Prepaid expenses	(180,651)	—	—	—	(180,651)
Accounts payable and accrued liabilities	1,776,266	—	—	331	1,776,597
Accounts receivable	98,823	—	—	—	98,823
Gaming accounts receivable	(108,033)	—	—	—	(108,033)
Gaming accounts liabilities	(242,907)	—	—	—	(242,907)
Taxes payable	(547,618)	—	—	—	(547,618)
Other current assets	(94,764)	—	—	—	(94,764)
Long term liability	72,480	—	—	—	72,480
Net Cash Provided by operating Activities	1,112,874	(196,349)	(83,645)	—	832,880

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(4,487,456)	(203,068)	—	—	(4,690,524)
Decrease in restricted cash	(980,427)	—	—	980,427	—
Net Cash Used in Investing Activities	(5,467,883)	(203,068)	—	980,427	(4,690,524)

Cash Flows from Financing Activities
Proceeds from bank credit line	500,000	—	—	—	500,000
Repayment of bank credit line, net	(177,060)	—	—	—	(177,060)
Repayment of bank loan	(93,532)	—	—	—	(93,532)
Proceeds from debentures and convertible notes, net of repayment	6,883,906	—	—	—	6,883,906
Loan to related party	(190,509)	—	—	—	(190,509)
Purchase of treasury stock	(2,261,307)	—	—	—	(2,261,307)
Repayment to stockholders, net of advances	(406,142)	—	—	—	(406,142)
Net Cash Provided by Financing Activities	4,255,356	—	—	—	4,255,356

Effect of change in exchange rate	(561,516)	399,417	83,645	—	(78,454)

Net increase in cash	(661,169)	—	—	980,427	319,258
Cash, cash equivalents and restricted cash – beginning of the period	6,469,858	—	—	587,905	7,057,763
Cash, cash equivalents and restricted cash – end of the period	$5,808,689	$—	$—	$1,568,332	$7,377,021

Reconciliation of cash, cash equivalents and restricted cash within the balance sheet to the statement of cash flows

Cash and cash equivalents	$5,808,689	$—	$—	$—	$5,808,689
Restricted cash	—	—	—	1,568,332	1,568,332
	$5,808,689	$—	$—	$1,568,332	$7,377,021

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

Right of use assets are included in the consolidated balance sheet are as follows:

September 30, 2019

Non-Current assets
Right-of-use assets - operating leases, net of amortization	$699,250
Right-of-use assets – finance leases, net of amortization (included in plant and equipment)	$39,108

Lease costs consists of the following:

Nine months ended September 30, 2019

Finance lease cost:	$—
Amortization of right-of-use assets	8,764
Interest expense on lease liabilities	1,070
9,834
Operating lease cost	154,797

Total lease cost	$164,631

Other lease information:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,070)
Operating cash flows from operating leases	(154,797)
Financing cash flows from finance leases	(8,341)

Right-of-use assets obtained in exchange for new finance leases	15,043
Right-of-use assets disposed of under operating leases prior to lease maturity	(32,337)

Weighted average remaining lease term – finance leases	3.67 years
Weighted average remaining lease term – operating leases	3.61 years

Weighted average discount rate – finance leases	3.50%
Weighted average discount rate – operating leases	3.53%

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount
2019	$3,631
2020	13,223
2021	10,116
2022	8,439
2023	6,762
2024	784
Total undiscounted minimum future lease payments	42,955
Imputed interest	(3,110)
Total finance lease liability	$39,845

Disclosed as:
Current portion	$3,002
Non-Current portion	36,843
$39,845

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
2019	$52,844
2020	190,576
2021	184,102
2022	155,055
2023	103,990
2024 and beyond	29,098
Total undiscounted minimum future lease payments	715,665
Imputed interest	(46,902)

Total operating lease liability	$668,763

Disclosed as:
Current portion	$47,068
Non-Current portion	621,695
$668,763

7. Investment in non-consolidated entities

Investments in non-consolidated entities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized into earnings in accordance with ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”

On September 30, 2019, the shares of Zoompass were last quoted at $0.15 per share on the OTC market, resulting in an unrealized loss recorded to earnings related to these securities of 125,000 and $100,000 for the three and nine months ended September 30, 2019, respectively.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

8. Intangible Assets

Intangible assets consist of the following:

	September 30, 2019	December 31, 2018
Betting Platform Software	$1,685,371	$1,685,371
Ulisse Bookmaker License	9,727,914	9,727,914
Multigioco and Rifa ADM Licenses	962,903	961,756
VG Licenses	4,004,594	—
Location contracts	1,000,000	1,000,000
Customer relationships	870,927	870,927
Trademarks/names	110,000	110,000
Websites	40,000	40,000
	18,401,709	14,395,968
Accumulated amortization	(2,374,637)	(1,867,986)
Balance	$16,027,072	$12,527,982

The Company evaluates intangible assets for impairment on an quarterly basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value. The Company recorded approximately $511,929 and $342,498 in amortization expense for the finite-lived assets for the nine months ended September 30, 2019 and September 30, 2018 respectively.

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
—
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

During the nine months ended September 30, 2018, the Company paid management fees of approximately $6,000 to our VP Technology and director, Luca Pasquini.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

12. Stockholders’ Equity

Effective December 12, 2019, the Company performed a 1 for 8 reverse stock split. All equity issuances and references to equity have been adjusted to take into account the reverse stock split.

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation Limited, as disclosed in Note 5 above:

•	On January 30, 2019, 32,450 shares of common stock valued at $101,763;
•	On March 1, 2019, 32,847 shares of common stock valued at $101,249;
•	On April 1, 2019, 29,975 shares of common stock valued at $86,328;
•	On May 1, 2019, 33,105 shares of common stock valued at $93,018;
•	On June 1, 2019, 27,256 shares of common stock valued at $92,961;
•	On July 1, 2019, 35,751 shares of common stock valued at $93,875;
•	On August 1, 2019, 35,048 shares of common stock valued at $91,810;
•	On September 1, 2019, 33,353 shares of common stock valued at $91,255.

For the nine months ended September 30, 2019, the Company issued a total of 513,485 shares of common stock, valued at $1,642,612, upon the conversion of convertible debentures into equity (Note 13).

On April 22, 2019, the Company issued 14,083 shares of common stock, valued at $45,066, to certain convertible debenture holders as an incentive for them to transfer their convertible debentures to another investor.

Between September 4, 2019 and September 17, 2019, the Company issued 284,720 shares of common stock, valued at $728,884 in settlement of promissory notes amounting to $457,461 and other liabilities amounting to $553,525.

13. Convertible Debt

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

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The Company made payments of €58,560 (approximately $66,146) for the nine months ended September 30, 2019 which included principal of approximately $52,239 (approximately $59,007) and interest of €6,321 (approximately $7,140) for the nine months ended September 30, 2019.

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

16. Warrants

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

A summary of all of the Company’s warrant activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	76,566	$4.32	$4.32
Granted	1,096,224	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	(5.04)
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2018	1,089,474	$4.00	4.00
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2019	1,089,474	$4.00	$4.00

The following tables summarize information about warrants outstanding as of September 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$4.00	1,089,474	0.90	$4.00	1,089,474	$4.00

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

17.	Stock options

In September 2018, the Company’s stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, the Company issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to its Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to its Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, the Company issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, its Chief Executive Officer, Alessandro Marcelli, its Vice President of Operations, Luca Pasquini, its Vice President of Technology, Gabriele Peroni, its Vice President Business Development, Franco Salvagni, its Vice President of Land-based Operations and Beniamino Gianfelici, its Vice President Regulatory Affairs As of September 30, 2019, there was an aggregate of 245,313 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 904,687 reserved for future grants.

The options awarded during the three and nine months ended September 30, 2019 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Nine months ended September 30, 2019
Exercise price	$2.72 to 2.96
Risk free interest rate	1.50 to 2.04%
Expected life of options	7 to 10 years
Expected volatility of underlying stock	237.4 to 247.9%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Granted	245,313	$2.72 to $2.96	$2.86
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2019	245,313	$2.72 to $2.96	$2.86

The following tables summarize information about stock options outstanding as of September 30, 2019:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$2.72	25,000	6.75		—
$2.80	150,000	9.92		3,125
$2.96	70,313	9.77		18,281
	245,313	9.55	$2.86	21,406	$2.96

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2019 was $701,957 ($2.86 per share).

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

For the three months and nine months ended September 30, 2019 and 2018, the following warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and Nine Months ended September 30, 2019	Three and Nine Months ended September 30, 2018

Options	245,313	—
Warrants	1,089,474	1,089,474
Convertible debentures	2,541,156	2,856,764
	3,875,943	3,946,238

NEWGIOCO GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

19. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2019 and September 30, 2018.

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

The Company has accumulated a net operating loss carry forwards (“NOL”) of approximately $4.0 million as of December 31, 2018 and continues to have losses from operations. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the nine months ended September 30, 2019 the Company recorded additional losses and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets.

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

20. Subsequent Events

Subsequent to the period covered by this report, the principal amount of $100,000 and CDN $1,193,965 (approximately $898,340) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into approximately 368,992 shares of common stock.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2018 filed with the Securities and Exchange Commission on May 13, 2020 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this report on Form 10Q/A for the nine months ended September 30, 2019.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the three and nine months ended September 30, 2019, which reflects the operations of VG and Naos for the three months ended September 2019 and for eight months of the nine month period ended September 30, 2019. The operations of VG and Naos are not included in the discussion for the three months and nine months ended September 30, 2018 due to the fact that the acquisition was consummated in January 2019. Accordingly, the results of operations reported for the three months and nine months ended September 30, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

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

VG’s operations have grown rapidly in the highly competitive virtual sports market from approximately 67,000 tickets in 2014 to over 16 million bet tickets traded in 2018. VG now operates in 12 countries including: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey.

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

As of September 30, 2019, we made cash payments to the VG former shareholders under the promissory note that we issued to them equal to €544,800 (approximately $613,218) and we have issued 227,335 shares (or €670,000 (approximately $752,260) of common stock to the former shareholders of VG pursuant to the promissory note, and the remaining amounts due to the vendors in cash was €1,955,200 (approximately $2,132,505) and €830,000 (approximately $905,267) to be paid in a number of shares of our common stock as determined by the average of the closing prices of such shares on the last ten trading days immediately preceding the payment dates.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018.

Revenues

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

	Three Months Ended		Increase/	Percentage
	September 30, 2019	September 30, 2018	(decrease)	change
Turnover
Turnover web-based	$46,455,077	$52,062,617	$(5,607,540)	(10.8)%
Turnover land-based	69,454,078	35,807,178	33,646,900	94.0%
Total Turnover	115,909,155	87,869,795	28,039,360	31.9%

Winnings/Payouts
Winnings web-based	46,114,283	47,299,439	(1,185,156)	(2.5)%
Winnings land-based	62,107,751	31,993,069	30,114,682	94.1%
Total Winnings/payouts	108,222,034	79,292,508	28,929,542	36.5%

Gross Gaming Revenues	7,687,121	8,577,287	(890,166)	(10.4)%

Less: ADM Gaming Taxes	1,097,725	803,407	294,318	36.6%
Net Gaming Revenues	6,589,396	7,773,880	(1,184,484)	(15.2)%
Add: Commission Revenues	75,199	5,964	69,235	1,160.9%
Add: Service Revenues	91,150	43,442	47,708	109.8%
Total Revenues	$6,755,845	$7,823,286	$(1,067,441)	(13.6)%

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

Selling expenses

We incurred selling expenses of $2,898,287 and $5,314,436 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $2,416,149 or 45.5%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the three months ended September 30, 2019 our percentage of selling expenses to gross gaming revenues was approximately 41.1% compared to 62.0% for the three months ended September 30, 2018, primarily due to revised commission agreements with agents.

General and Administrative Expenses

General and administrative expenses were $3,430,997 and $3,043,363 during the three months ended September 30, 2019 and 2018, respectively, an increase of $387,634 or 12.7%. The increase in expenditure is due to non-recurring expenses incurred with the growth of our betting operations in Italy, as well as the granting of stock options during the current period that resulted in an additional non-cash charge of $88,960 and a general increase in administrative expenses in our operating entities as we grow our land based operations significantly over the prior period.

Income (loss) from Operations

The income from operations of $426,561 and the loss from operations of $534,513 for the three months ended September 30, 2019 and 2018, respectively, an increase of $961,074 or 179.8%. The increase in operating profit is primarily due to the lower commission paid on gross turnover to agents offset by lower web-based turnover directly attributable to the Soccer World Cup which took place in the prior period, offset by the increase in general and administrative expenses.

Other income

Other income was $32,864 and $0 for three months ended September 30, 2019, this amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense was $1,093,259 and $329,618 for the three months ended September 30, 2019 and 2018, respectively, increased by $763,641 or 231.7%. The increase is attributable to the amortization of debt discount on the convertible debt during the current period. The convertible debt was issued during the prior year.

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

Loss Before Income Taxes

Loss before income taxes of $508,834 and $866,631 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $357,797 or 41.3%. The decrease is attributable to the increase in income from operations of $961,074, the gain on settlement of liabilities and the mark to market gain on marketable securities, offset by the increase in interest expense of $763,641, as discussed above.

Income Tax Provision

The income tax provision of $260,545 and $83,356 for the three months ended September 30, 2019 and 2018, respectively, represented an increase of $177,189 or 212.6%. The increase in the income tax provision is attributable to the improvement in income earned in one of our subsidiaries in the three months ended September 30, 2019 compared to September 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $769,379 and $949,987 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $180,608 or 19.0%, is discussed above.

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

We recorded a foreign currency translation adjustment loss of $265,231 and $329,588 for the three months ended September 30, 2019 and 2018, respectively.

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

	Nine Months Ended		Increase/	Percentage
	September 30, 2019	September 30, 2018	(decrease)	change
Turnover
Turnover web-based	$221,678,726	$153,154,375	$68,524,351	44.7%
Turnover land-based	130,471,298	125,314,730	5,156,568	4.1%
Total Turnover	352,150,024	278,469,105	73,680,919	26.5%

Winnings/Payouts
Winnings web-based	210,234,778	144,605,117	65,629,661	45.4%
Winnings land-based	113,663,329	106,504,717	7,158,612	6.7%
Total Winnings/payouts	323,898,107	251,109,834	72,788,273	29.0%

Gross Gaming Revenues	28,251,917	27,359,271	892,646	3.3%

Less: ADM Gaming Taxes	3,464,464	2,369,256	1,095,208	46.2%
Net Gaming Revenues	24,787,453	24,990,015	(202,562)	(0.8)%
Add: Commission Revenues	137,631	123,117	14,514	11.8%
Add: Service Revenues	202,410	126,680	` 75,730	59.8%
Total Revenues	$25,127,494	$25,239,812	$112,318	(0.4)%

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

Selling expenses

The Company incurred selling expenses of $16,574,766 and $17,218,036 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $643,270 or 3.7%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts are very high. During the nine months ended September 30, 2019 our percentage of selling expenses to gross gaming revenues was approximately 58.7% compared to 62.9% for the nine months ended September 30, 2018, a slight improvement over the prior period as a concerted effort is made to reduce this expense as can be seen in the three months ended September 30, 2019 results.

General and Administrative Expenses

General and administrative expenses of $9,988,736 and $7,450,482 during the nine months ended September 30, 2019 and 2018, respectively, an increase of $2,538,254 or 34.1%. The increase in expenditure is due to attendance at several trade shows during the first six months of the year, the granting of stock options during the current period, resulting in an additional non-cash charge of $88,960 and a general increase in administrative expenses in our operating entities as we grow our land based operations significantly over the prior period.

(Loss) Income from Operations

The Loss from operations of $1,436,008 and the income from operations of $571,294 for the nine months ended September 30, 2019 and 2018, respectively, an increase in loss of $2,007,302. The increase in operating loss is primarily due to the increase in the ADM taxes during the current period as discussed above and the increase in general and administrative expenses as discussed above.

Other income

Other income was $40,589 and $0 for nine months ended September 30, 2019, this amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense of $3,614,614 and $1,592,127 for the nine months ended September 30, 2019 and 2018, respectively, increased by $2,022,487 or 127.0%. The increase is attributable to the amortization of debt discount on the Convertible debt during the current period. The convertible debt was issued during the prior year.

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

Loss on settlement of liabilities

Loss on settlement of liabilities of $35,943 and $0 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $35,943 or 100%. The loss on settlement of liabilities arose due to shares issued to certain investors as an incentive to dispose of their convertible debt to a third party.

Gain (loss) on Marketable Securities

The Gain on marketable securities was $100,000 and the loss on marketable securities was $157,500 for the nine months ended September 30, 2019 and 2018, respectively. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes of $4,945,976 and $875,244 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $4,079,732. The increase is attributable to the increase in loss from operations, primarily due to the higher winning payout ratio, increase in gaming taxes and the increase in general and administrative expenses during the current period and the increase in interest expense, net of interest income, primarily due to the amortization of debt discount during the current period, as discussed above.

Income Tax Provision

The income tax provision of $715,575 and $840,798 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $125,223 or 14.9%. The decrease in the income tax provision is attributable to the lower nine month income earned in one of our subsidiaries for the period ended September 30, 2019 compared to September 30, 2018, impacting on both the overall group profitability and the provision for income tax.

Net Loss

Net loss of $5,661,551 and $1,716,042 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $3,945,509 or 229.9%, is discussed above.

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

We recorded a foreign currency translation adjustment loss of $326,438 and $168,810 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Assets

At September 30, 2019, we had a total of $27,498,244 in assets compared to $22,653,481 in assets at December 31, 2018. The increase is primarily related to the increase in intangible assets related to the acquisition of the Virtual Generation licenses acquired on January 31, 2019 in terms of the Securities Purchase agreement entered into as disclosed in Note 4 to the financial statements, offset by a reduction in cash balances.

Liabilities

At September 30, 2019, we had $20,006,782 in total liabilities and compared to total liabilities of $12,714,078 at December 31, 2018. The increase is attributable to the promissory note payable to related and non-related parties incurred on the acquisition of Virtual Generation Limited during January 2019 as discussed in Note 5 to the financial statements and the increase in the value of convertible debentures due to the amortization of the debt discount during the current period.

Working Capital

We had $4,910,994 in cash and cash equivalents at September 30, 2019 compared to $6,289,903 on December 31, 2018.

We had a working capital deficit of $10,428,831 at September 30, 2019, compared to a working capital deficit of $4,328,856 at December 31, 2018. The increase in the working capital deficit is due to the acquisition of Virtual Generation as disclosed in Note 5 to the financial statements resulting in the acquisition of primarily long term assets in the form of licenses funded by primarily a short-term promissory note.

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

As of September 30, 2019, we had accumulated deficit of $19,628,581 compared to accumulated deficit of $13,967,030 at December 31, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $640,021 for the nine months ended September 30, 2019, compared to cash provided by operating activities of $832,880 for the nine months ended September 30, 2018. The $1,913,291 increase in cash used in operating activities is primarily related to the increase in loss from operations of $3,945,509 offset by the movement in non-cash amortization of deferred costs of $2,916,251.

Cash Flows from Investing Activities

The net cash provided by investing activities for the nine months ended September 30, 2019 was $346,847 compared to net cash used in investing activities of $4,690,524 for the nine months ended September 30, 2018 that was attributed directly to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $179,526 compared to $4,255,356 of net cash provided by financing activities for the nine months ended September 30, 2018. We raised funding through the issue of debentures in the prior year of $6,883,905 and repurchased common shares totaling $2,261,307 in the prior year. The common share repurchase was attributed to the asset purchases of Ulisse and Multigioco on May 31, 2018 pursuant to the Ulisse Put Option and the Multigioco Put Option.

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

Related Party Transactions

Promissory Notes

The Company has three promissory notes entered into in 2015 and 2016 with Braydon Capital Corp., a related party, with an aggregate principal amount outstanding of $318,078. The outstanding amount of the promissory notes of $457,461 due to Braydon Capital was paid in full by the issuance of 142,956 shares of common stock at a price of $3.20 per common share on September 4, 2019.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q/A, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2018. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Risks Related to Our Financial Position

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2018, we had a net loss of $3.6 million and for the nine month period ended September 30, 2019 we had a net loss of $5.7 million. As of December 31, 2018, and September 30, 2019 we had accumulated deficits of $14.0 million, and $19.6 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable and because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. Although we cannot assure that we will be able to maintain a profitable level of betting operations to meet normal business operating obligations, in recent years we have relied on issuance of debt and equity securities to grow our business such that we have generated sufficient revenue to maintain our existing level of operations and to continue moderate organic growth in the regulated Italian leisure betting market. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

If all of the holders of our outstanding convertible debentures and warrants converted or exercised their securities, we would be obligated to issue 474,598 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, we issued 259,785 shares of common stock to the vendors of Virtual Generation limited pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 5 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the nine months ended September 30, 2019, we issued an aggregate of 513,485 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

On April 22, 2019, we issued an aggregate of 14,083 shares of common stock to certain convertible debenture holders as an incentive for them to transfer the convertible debentures to another investor. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent to the period covered by this report, the principal amount of $100,000 and CDN $1,193,965 (approximately $898,340) of outstanding convertible debentures plus accrued interest was presented to the Company for conversion into approximately 368,992 shares of common stock. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

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

Date: November 6, 2020	Newgioco Group, Inc.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark Korb
Mark Korb Chief Financial Officer (Principal Financial Officer)