Form 10-Q
period 2020-09-30
Elys Game Technology, Corp.
filed 2020-11-20
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39170

_________________

ELYS GAME TECHNOLOGY, CORP.

(Exact name of registrant as specified in its charter)

(Former name or former address, if changed since last report)

Delaware	33-0823179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

+39.391.306.4134

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ELYS	The Nasdaq Capital Market

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

As of November 19, 2020, the registrant had 16,700,139 shares of common stock, $0.0001 par value per share, outstanding.

COVID-19 EXPLANATORY NOTE

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, we had temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical locations. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. On March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings, and have either postponed or cancelled most professional sports events which has had an effect on our overall sports betting handle and revenues and may negatively impact our operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. To date, despite the global resurgence of COVID-19 cases, all betting shops remain open for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it’s important to keep the economy operational, it may be compelled to impose limited restrictions on social gatherings.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Elys Game Technology, Corp. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Elys Game Technology, Corp., or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K of the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 2, 2020.

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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Elys Game Technology, Corp” “our Company,” “the Company,” “we,” “our,” and “us” refer to Elys Game Technology, Corp. a Delaware corporation, and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$10,572,496	$5,182,598
Accounts receivable	63,589	152,879
Gaming accounts receivable	841,253	1,242,005
Prepaid expenses	333,336	221,547
Related party receivable	1,456	4,123
Other current assets	339,104	461,398
Total Current Assets	12,151,234	7,264,550

Non - Current Assets
Restricted cash	574,250	1,549,917
Property, plant and equipment	539,138	520,725
Right of use assets	662,166	792,078
Intangible assets	15,333,456	15,857,027
Goodwill	1,663,166	1,663,385
Marketable securities	650,000	177,500
Total Non - current Assets	19,422,176	20,560,632
Total Assets	$31,573,410	$27,825,182

Current Liabilities
Line of credit - bank	$—	$1,000,000
Accounts payable and accrued liabilities	6,889,663	6,800,765
Gaming accounts payable	1,863,756	1,735,650
Taxes payable	761,939	298,476
Advances from stockholders	4,591	2,551
Deferred purchase consideration, net of discount of $53,587 and $120,104	628,840	1,682,280
Deferred purchase consideration, Related Party, net of discount of $35,725 and $90,069	711,852	1,199,361
Debentures, net of discount of $0 and $627,627	407,691	3,361,337
Operating lease liability	52,035	200,866
Financial lease liability	3,293	12,476
Promissory notes payable – related party	301,071	—
Bank loan payable – current portion	97,721	124,079
Total Current Liabilities	11,722,452	16,417,841

Non-current Liabilities
Deferred tax liability	1,245,874	1,315,954
Operating lease liability	573,028	548,747
Financial lease liability	26,631	25,025
Bank loan payable	131,091	96,786
Other long-term liabilities	653,547	619,544
Total Non – Current Liabilities	2,630,171	2,606,056
Total Liabilities	14,352,623	19,023,897

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 80,000,000 shares authorized; 16,700,139 and 11,949,042 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,670	1,194
Additional paid-in capital	44,094,217	32,218,643
Accumulated other comprehensive income	(52,038)	(176,717)
Accumulated deficit	(26,823,062)	(23,241,835)
Total Stockholders' Equity	17,220,787	8,801,285
Total Liabilities and Stockholders’ Equity	$31,573,410	$27,825,182

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$9,701,796	$6,755,845	$24,682,239	$25,127,494

Costs and Expenses
Selling expenses	7,154,623	3,997,006	17,327,150	17,674,085
General and administrative expenses	3,156,505	2,332,278	8,860,893	8,889,417
Total Costs and Expenses	10,311,128	6,329,284	26,188,043	26,563,502

(Loss) Income from Operations	(609,332)	426,561	(1,505,804)	(1,436,008)

Other (Expenses) Income
Other income	37,273	32,864	62,933	40,589
Other expense	(109,623)	—	(109,623)	—
Interest expense, net of interest income	(56,093)	(214,900)	(229,166)	(640,175)
Amortization of debt discount	(43,604)	(878,359)	(780,678)	(2,974,439)
Loss on extinguishment of convertible debt	—	—	(719,390)	—
Loss on conversion of debt	—	—	—	(35,943)
(Loss) Gain on marketable securities	(250,000)	125,000	472,500	100,000
Total Other (Expenses) Income	(422,047)	(935,395)	(1,303,424)	(3,509,968)

Loss Before Income Taxes	(1,031,379)	(508,834)	(2,809,228)	(4,945,976)
Income tax provision	(181,902)	(260,545)	(771,999)	(715,575)
Net Loss	(1,213,281)	(769,379)	(3,581,227)	(5,661,551)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	218,193	(265,231)	124,679	(326,438)

Comprehensive Loss	$(995,088)	$(1,034,610)	$(3,456,548)	$(5,987,989)

Loss per common share – basic and diluted*	$(0.08)	$(0.08)	$(0.27)	$(0.57)
Weighted average number of common shares outstanding – basic and diluted*	14,525,372	10,241,996	13,057,608	9,925,380

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Consolidated Statements of Changes in Stockholders' Equity

Three and nine months ended September 30, 2020 and September 30, 2019

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares*	Amount*	Paid-in Capital*	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285
Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment	—	—	—	(112,030)	—	(112,030)
Net income	—	—	—	—	157,609	157,609
Balance at March 31, 2020	12,276,878	1,227	33,575,113	(288,747)	(23,084,226)	10,203,367

Shares issued on conversion of convertible debentures	103,586	11	333,074	—	—	333,085
Common stock issued to settle deferred purchase consideration	114,538	11	273,736	—	—	273,747
Stock based compensation expense	—	—	79,971	—	—	79,971
Fair value of warrants issued on convertible debt extensions	—	—	719,390	—	—	719,390
Foreign currency translation adjustment	—	—	—	18,516	—	18,516
Net loss	—	—	—	—	(2,525,555)	(2,525,555)
Balance at June 30, 2020	12,495,002	1,249	34,981,284	(270,231)	(25,609,781)	9,102,521

Shares issued on conversion of convertible debentures	3,341	—	10,666	—	—	10,666
Common stock issued to settle deferred purchase consideration	35,130	4	91,261	—	—	91,265
Stock based compensation expense	—	—	45,301	—	—	45,301
Public offering proceeds	4,166,666	417	10,005,832	—	—	10,006,249
Expenses related to public offering	—	—	(1,040,127)	—	—	(1,040,127)
Foreign currency translation adjustment	—	—	—	218,193	—	218,221
Net loss	—	—	—	—	(1,213,281)	(1,213,309)
Balance at September 30, 2020	16,700,139	$1,670	$44,094,217	$(52,038)	$(26,823,062)	$17,220,787

	Common Stock*		Additional	Accumulated Other
	Shares*	Amount*	Paid-In Capital*	Comprehensive loss	Accumulated Deficit	Total

Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403

Common stock issued on conversion of debentures	287,561	29	919,795	—	—	919,824
Common stock issued for the purchase of subsidiaries	65,298	7	196,776	—	—	196,783
Foreign currency translation adjustment	—	—	—	(130,230)	—	(130,230)
Net income (loss)	—	—	—	—	(3,113,952)	(3,113,952)

Balance at March 31, 2019	9,795,396	980	25,079,491	(187,661)	(17,080,982)	7,811,828
Common stock issued on conversion of debentures	32,785	3	104,908	—	—	104,911
Common stock issued for the purchase of subsidiaries	90,336	9	278,527	—	—	278,536
Foreign currency translation adjustment	—	—	—	69,023		69,023
Net loss	—	—	—	—	(1,778,220)	(1,778,220)
Balance at June 30, 2019	9,918,517	992	25,462,926	(118,638)	(18,859,202)	6,486,078
Common stock issued on conversion of debentures	207,222	21	663,088	—	—	663,109
Common stock issued for the purchase of subsidiaries	104,151	10	276,930	—	—	276,940
Common stock issued to settle liabilities	284,720	29	1,010,956	—	—	1,010,985
Stock based compensation	—	—	88,960	—	—	88,960
Foreign currency translation adjustment	—	—	—	(265,231)	—	(265,231)
Net loss	—	—	—	—	(769,379)	(769,379)
Balance at September 30, 2019	10,514,610	$1,052	$27,502,860	$(383,869)	$(19,628,581)	$7,491,462

* Adjusted for a 1 for 8 reverse stock split effective December 12, 2019.

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,581,227)	$(5,661,551)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	700,994	687,407
Amortization of debt discount	780,678	2,974,439
Non-cash interest	199,536	598,656
Stock option compensation expense	244,090	88,960
Loss on extinguishment of convertible debt	719,390	45,066
Bad debt expense	214,820	—
Unrealized gain on marketable securities	(472,500)	(100,000)
Movement in deferred taxation	(70,080)	(62,294)
Changes in Operating Assets and Liabilities
Prepaid expenses	(107,876)	(69,957)
Accounts payable and accrued liabilities	148,579	643,411
Accounts receivable	32,520	(50,218)
Gaming accounts receivable	205,253	(487,330)
Gaming accounts liabilities	2,970	1,626,021
Taxes payable	431,741	(372,275)
Due from related parties	(4,842)	—
Other current assets	136,074	(101,594)
Other assets	—	(11,239)
Long term liability	7,013	(387,523)
Net Cash Used in Operating Activities	(412,867)	(640,021)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(172,674)	(129,864)
Acquisition of VG, net of cash of $47,268	—	(216,983)
Net Cash Used in Investing Activities	(172,674)	(346,847)

Cash Flows from Financing Activities
Proceeds from public offering, less expenses related to public offering of $1,040,127	8,966,122	—
Proceeds from bank credit line	—	250,000
Repayment of bank credit line	(1,000,000)	—
Repayment of bank loan	(30,539)	(88,567)
Repayment of debentures	(3,010,655)	—
Proceeds from promissory notes, related party	301,071	—
Proceeds from Government relief loan	29,822	—
Repayment of deferred purchase consideration – non related parties	(455,827)	(241,850)
Repayment of deferred purchase consideration – related parties	(92,444)	(107,950)
Advances under financial leases	—	6,589
Repayment of financial leases	(10,222)	—
Loans advanced by stockholders	—	14,227
Loan to related party	—	(11,975)
Net Cash Provided by (Used in) Financing Activities	4,697,328	(179,526)

Effect of change in exchange rate	302,444	(368,076)

Net increase (decrease) in cash	4,414,231	(1,534,470)
Cash, cash equivalents and restricted cash – beginning of the period	6,732,515	7,850,442
Cash, cash equivalents and restricted cash – end of the period	$11,146,746	$6,315,972

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$10,572,496	$4,910,994
Restricted cash included in non-current assets	574,250	1,404,978
	$11,146,746	$6,315,972

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$570,492	$40,448
Income tax	$378,616	$1,188,707

Supplemental cash flow disclosure for non-cash activities
Common shares issued for the acquisition of subsidiaries	$1,207,444	$549,248
Common shares issued on conversion of debentures	$739.004	$768,020
Common shares issued to related parties for repayment of debt	$—	$728,884

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

On November 2, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect its corporate name change from Newgioco Group, Inc. to Elys Game Technology, Corp.

Established in the state of Delaware in 1998, Elys Game Technology, Corp. (“Elys” or the “Company”) is an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. The Company is a licensed gaming operator in the regulated Italian leisure betting market offering gaming services, including a variety of lottery, casino gaming and sports betting products through two distribution channels: an online channel and a land-based retail channel. Additionally, the Company is a global gaming technology company (known as a “Provider”), which owns and operates a betting software designed with a unique “distributed model” (“shop-client”) software architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system and sports book.

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp.	Parent Company	USA	US Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	US Dollar

The Company distributed all of the earnings of Naos Holdings Limited and dissolved the Company effective December 31, 2019.

The operations of the Company’s previous subsidiary, Rifa Srl, were absorbed into the operations of Multigioco Srl with effect from January 30, 2020, the remaining legal entity was dissolved with effect from January 20, 2020.

The Company operates in two lines of business: (i) provider of certified betting platform software services to leisure betting establishments in Italy and 11 other countries and; (ii) the operating of web based as well as land based leisure betting establishments situated throughout Italy. The Company’s operations are carried out through the following three geographically organized groups:

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and
c)	a corporate group which is based in North America and operates out of our principal executive offices in Toronto, Canada and U.S. offices in Fort Lauderdale and Boca Raton, Florida, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening physical web-shop locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and may negatively impact the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect our online and mobile business operations which mitigated some of the impact. To date, despite the global resurgence of COVID-19 cases, all betting shops remain open for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it’s important to keep the economy operational, it may be compelled to impose limited restrictions on social gatherings.

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

All revenues were generated in Euro and Colombian Pesos during the years presented.

Gains and losses from foreign currency transactions are recognized in current operations.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

The Company primarily places cash balances in the United States with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN$100,000 per institution, in Italy which is insured by the Italian deposit guarantee fund Fondo Interbancario di Tutela dei Depositi (FITD) up to a limit of €100,000 per institution, and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken) up to a limit of €100,000 per institution.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded a bad debt expense of $214,820 and $0 for the three months ended September 30, 2020, respectively, and $214,820 and $0 for nine months ended September 30, 2020 and 2019, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Expenditures are capitalized only when they increase the future economic benefits embodied in an item of property, plant and equipment. All other expenditures are recognized as expenses in the statement of operations as incurred.

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

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

As of September 30, 2020, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic had and is expected to have an impact on the Company’s business, the impact is expected to be temporary and the Company has a mitigating factor in that the web-based turnover generated by the Company has increased, mitigating a portion of the effect of the COVID-19 pandemic on the Company's land-based turnover.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). Certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s condensed consolidated financial statements is currently being assessed and is expected to have an immaterial impact on the financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of subsidiaries

VG Acquisition

On January 17, 2019, the Company entered into a Share Purchase Agreement (“VG SPA”), with the shareholders of VG organized under the laws of Republic of Malta (the “VG Sellers”) and acquired all of the issued and outstanding ordinary shares of VG, together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owned 3,999 of the 4,000 issued and outstanding ordinary shares of VG. VG owns and has developed a virtual gaming software platform.

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

4. Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank as well as Wirecard Bank as a security deposit for Ulisse betting operations.

•	The Company previously maintained a $1,000,000 deposit at Metropolitan Commercial bank as security against a $1,000,000 line of credit. See Note 10. This line of credit was repaid during August 2020 and the cash deposit is no longer restricted.

5. Property, Plant and equipment

	September 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$60,054	$(22,893)	$37,161	$32,405
Computer and office equipment	1,020,833	(679,566)	341,267	312,824
Fixtures and fittings	151,099	(92,801)	58,298	57,598
Vehicles	102,178	(37,703)	64,475	72,526
Computer software	138,128	(100,191)	37,937	45,372
	$1,472,292	$(933,154)	$539,138	$520,725

The aggregate depreciation charge to operations was $173,983 and $169,892 for the nine months ended September 30, 2020 and 2019, respectively. The depreciation policies followed by the Company are described in Note 2.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases

Right of use assets included in the consolidated balance sheet are as follows:

	September 30, 2020	December 31, 2019
Non-current assets
Right of use assets - operating leases, net of amortization	$662,166	$792,078
Right of use assets - finance leases, net of depreciation – included in property, plant and equipment	$29,306	$37,091

Lease costs consists of the following:

	Nine Months Ended September 30,
	2020	2019
Finance lease cost:	$10,412	$9,834
Amortization of right-of-use assets	9,509	8,764
Interest expense on lease liabilities	903	1,070

Operating lease cost	186,308	154,797

Total lease cost	$196,720	$164,631

Other lease information:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(903)	$(1,070)
Operating cash flows from operating leases	(186,308)	(154,797)
Financing cash flows from finance leases	(9,319)	(8,341)

Right-of-use assets obtained in exchange for new finance leases	—	15,043
Right-of-use assets disposed of under operating leases prior to lease maturity	—	(32,337)
Right-of -use assets obtained in exchange for new operating leases	$—	$—
Weighted average remaining lease term – finance leases	2.90 years	3.67 years
Weighted average remaining lease term – operating leases	3.07 years	3.61 years
Weighted average discount rate – finance leases	3.60%	3.50%
Weighted average discount rate – operating leases	3.42%	3.53%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of September 30, 2020 are as follows:

Amount
2020	$3,554
2021	10,874
2022	9.071
2023	7,268
2024	843
Total undiscounted minimum future lease payments	31,610
Imputed interest	(1,686)
Total finance lease liability	$29,924
Disclosed as:
Current portion	$3,293
Non-Current portion	26,631
$29,924

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases as of September 30, 2020 are as follows:

Amount
2020	$57,238
2021	226,462
2022	188,455
2023	157,232
2024 and beyond	30,013
Total undiscounted minimum future lease payments	659,400
Imputed interest	(34,337)
Total operating lease liability	$625,063
Disclosed as:
Current portion	$52,035
Non-Current portion	573,028
$625,063

7. Intangible Assets

Intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$(921,819)	$4,768,146	$5,052,645
Licenses	10,699,517	(853,280)	9,846,237	9,929,495
Location contracts	1,000,000	(875,831)	124,169	231,312
Customer relationships	870,927	(346,574)	524,353	569,700
Trademarks	119,086	(48,535)	70,551	73,875
Websites	40,000	(40,000)	—	—
	$18,419,495	$(3,086,039)	$15,333,456	$15,857,027

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

The Company recorded $527,011 and $511,929 in amortization expense for finite-lived assets for the nine months ended September 30, 2020 and 2019, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill

	September 30, 2020	December 31, 2019
Opening balance	$1,663,385	$262,552
Acquisition of VG	—	1,401,608
Foreign exchange movements	(220)	(775)
Closing balance	$1,663,165	$1,663,385

Goodwill represents the excess purchase price paid over the fair value of assets acquired, including any other identifiable intangible assets.

On January 30, 2019, the Company acquired VG, as disclosed in Note 3 above. The goodwill on acquisition arose as the proceeds paid on acquisition exceeded the fair value of the identifiable assets less assumed liabilities and imputed deferred tax liabilities on identifiable intangible assets by $1,401,608.

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

The shares of Zoompass were last quoted on the OTC market at $0.26 per share on September 30, 2020, resulting in an unrealized gain recorded to earnings related to these securities of $472,500 and an unrealized gain of $100,000 for the nine months ended September 30, 2020 and 2019, respectively.

10. Line of Credit - Bank

The Company maintained a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bore a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and was secured by a $1,000,000 security deposit, see Note 4. The line of credit was repaid during August 2020.

11. Convertible Debentures

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

As of September 30, 2020 and December 31, 2019, the Company has outstanding, US Dollar convertible debentures in the aggregate principal amount of $100,000 and $2,083,000, respectively and Canadian Dollar denominated convertible debentures in the aggregate principal amount of CDN$307,000 (approximately $230,423) and CDN$1,794,600 (approximately $1,381,737), respectively. The aggregate principal amount of convertible debentures outstanding at September 30, 2020, was repaid during the period ended November 16, 2020.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, investors in Canadian Dollar convertible debentures converted an aggregate principal amount of CDN$317,600 and CDN$5,006,565, respectively including interest thereon of CDN$45,029 and CDN$770,705, respectively, and investors in US Dollar convertible debentures converted an aggregate principal amount of $400,000 and $1,185,000, respectively, including interest thereon of $70,492 and $133,959, respectively, into 230,326 and 1,866,528 shares of common stock, respectively.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible Debentures (continued)

The Aggregate convertible debentures outstanding consisted of the following:

	September 30, 2020	December 31, 2019
Principal Outstanding
Opening balance	$3,464,737	$8,529,751
Repaid	(2,471,409)	—
Conversion to equity	(634,431)	(5,240,736)
Foreign exchange movements	(28,475)	175,722
	330,422	3,464,737
Accrued Interest
Opening balance	524,227	520,523
Interest expense	198,019	719,004
Repaid	(539,246)	—
Conversion to equity	(103,958)	(731,731)
Foreign exchange movements	(1,773)	15,504
	77,269	524,227
Debenture Discount
Opening balance	(627,627)	(4,587,228)
Amortization	627,627	3,959,601
	—	(627,627)
Convertible Debentures, net	$407,691	$3,361,337

12. Deferred Purchase Consideration

In terms of the acquisition of VG on January 31, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable related parties was €1,521,200 and to non-related parties was €2,281,800.

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

12. Deferred Purchase Consideration (continued)

The movement on deferred purchase consideration consists of the following:

Description	September 30, 2020	December 31, 2019
Principal Outstanding
Promissory note due to non-related parties	$1,802,384	$2,745,811
Additional earnout earned	—	336,810
Settled by the issuance of common shares	(724,467)	(616,387)
Repayment in cash	(455,827)	(607,555)
Foreign exchange movements	36,317	(56,295)
	658,407	1,802,384
Present value discount on future payments
Present value discount	(120,104)	(242,089)
Amortization	91,830	117,192
Foreign exchange movements	(1,293)	4,793
	(29,567)	(120,104)
Deferred purchase consideration, net	$628,840	$1,682,280

13. Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, subject to quarterly review and is amortized over 57 months ending March 31, 2021. Monthly repayments of €9,760 (approximately $11,000) began in January 2017.

The Company made payments in the aggregate principal amount of €27,165 (approximately $30,539) for the nine months ended September 30, 2020.

The Company was granted a CDN$40,000 (approximately $29,822) COVID assistance loan on April 20, 2020, with a term of 68 months and a coupon of 0%.

14. Other long term liabilities

Other long term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long term liabilities were as follows:

	September 30, 2020	December 31, 2019
Severance liability	$271,501	$211,734
Customer deposit balance	382,046	407,810
Total other long term liabilities	$653,547	$619,544

15. Related Parties

Effective September 21, 2020, the Board of Directors (the “Board”) appointed Mr. Monteverdi, as President of the Company.

Mr. Monteverdi has previously served as an independent strategic advisor to the Company since March 2020 and has developed a firm understanding of the unique technological capabilities of the Company’s Elys Game Board betting platform and has established a strong rapport with the Company’s current management team.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

In connection with his appointment, the Company and Mr. Monteverdi have entered into a written employment agreement (the “Employment Agreement”) for an initial four-year term, which provides for the following compensation terms:

•	an annual base salary of $395,000 subject to increase, but not decrease, at the discretion of the Board;

•	the opportunity to earn a Management by Objectives bonus (“MBO Bonus”) of 0 to 100% of annual base salary with a target bonus of 50% upon the achievement of 100% of a target objective that is mutually agreed on by both the Company and Mr. Monteverdi; and

•	Equity Incentive Options to purchase 648,000 shares of common stock that vest pro rata on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024.

Mr. Monteverdi is also eligible to participate in the Company’s 2018 Equity Incentive Plan and to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company or in the alternative may substitute the payment amount that would be paid for health benefits towards contributions to a 401k plan.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Monteverdi for “good reason” (each as defined in his agreement), he would be entitled to receive from the Company in equal installments over a period of six (6) months (1) an amount equal to one (1) times the sum of: (A) his base salary and (B) an amount equal to the highest annual MBO Bonus paid to him (if any) in respect of the two (2) most recent fiscal years of the Company but not more than his MBO Bonus for the-then current fiscal year (provided if such termination occurs within the first twelve (12) months of the Agreement, the amount shall be Executive’s MBO Bonus for the-then current fiscal year); (2) in lieu of any MBO Bonus for the year in which such termination occurs, payment of an amount equal to (A) the MBO Bonus (if any) which would have been payable to Mr. Monteverdi had he remained in employment with the Company during the entire year in which such termination occurred, multiplied by (B) a fraction the numerator of which is the number of days Mr. Monteverdi was employed in the year in which such termination occurs and the denominator of which is the total number of days in the year in which such termination occurs. In addition, he will be entitled to continue to receive under the Employment Agreement an amount equal to the reimbursement of up to $2,000 a month in third-party medical and welfare benefits for Mr. Monteverdi and his dependents, until the earlier of: (A) a period of twelve (12) months after the termination date, or (B) the date Mr. Monteverdi becomes eligible to receive such coverage under a subsequent employer’s insurance plan.

Mr. Monteverdi’s receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with the restrictive covenants described in the following paragraph.

Notes Payable, Related Party

The Company received an advance of $301,071 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our CEO. The PN bears no interest and is repayable on demand.

The movement on notes payable, Related Party, consists of the following:

	September 30, 2020	December 31, 2019
Principal Outstanding
Opening balance	$—	$318,078
Additions	301,071	—
Settled by issuance of common shares	—	(318,078)
	301,071	—
Accrued Interest
Opening balance	—	113,553
Interest expense	—	25,830
Conversion to equity	—	(139,383)
	—	—
Promissory Notes Payable – Related Party	$301,071	$—

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Deferred Purchase consideration, Related Party

In terms of the acquisition of VG on January 17, 2019, disclosed in Note 3 above, the Company issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to non-related parties was €2,281,800 and to related parties was €1,521,200.

The related party promissory notes are due to Luca Pasquini, a director and officer of the Company and Gabriele Peroni, an officer of the Company.

The promissory notes are to be settled as follows:

(a)	an aggregate of €956,800 in cash in 23 equal and consecutive monthly instalments of €41,600 with the first such payment due and payable on the date that is one month after the closing of the acquisition (the “Closing Date”); and
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

The movement on deferred purchase consideration consists of the following:

Description	September 30, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(482,978)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	27,555	(35,992)
	731,563	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	61,220	78,128
Foreign exchange movements	(862)	3,196
	(19,711)	(80,069)
Deferred purchase consideration, net	$711,852	$1,199,361

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$—	$(2,551)
Luca Pasquini	(4,591)	—
	$(4,591)	$(2,551)
Related Party Receivables
Luca Pasquini	$1,456	$4,123

Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

Michele Ciavarella

On July 5, 2019, the Company granted to Mr. Ciavarella, the Chief Executive Officer and chairman of the board and officer of the Company, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, the Company granted to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

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

Luca Pasquini

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of September 30, 2020, the Company has paid Mr. Pasquini cash of €167,200 (approximately $187,290) and issued 112,521 shares valued at €300,000 (approximately $334,791).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Pasquini’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, the Company granted to Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Parties (continued)

Gabriele Peroni

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of September 30, 2020, the Company has paid Mr. Peroni cash of €208,800 (approximately $233,888) and issued 112,521 shares valued at €300,000 (approximately $334,791).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Peroni’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, the Company granted to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Alessandro Marcelli

On August 29, 2019, the Company granted to Mr. Marcelli, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Franco Salvagni

On August 29, 2019, the Company granted to Mr. Salvagni, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Beniamino Gianfelici

On August 29, 2019, the Company granted to Mr. Gianfelici, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

Mark Korb

On July 5, 2019, the Company granted to Mr. Korb, the chief financial officer of the Company, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

Paul Sallwasser

On July 5, 2019, the Company granted to Mr. Sallwasser, a director of the Company, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

Steven Shallcross

On July 5, 2019, the Company granted to Mr. Shallcross, a director of the Company, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

16. Stockholders’ Equity

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of VG, as disclosed in Note 3 above.

•	On January 1, 2020, 22,030 shares of common stock valued at $93,077;
•	On January 1, 2020, 132,735 shares of common stock valued at $561,350;
•	On February 27, 2020, 23,890 shares of common stock valued at $91,541;
•	On March 1, 2020, 25,690 shares of common stock valued at $96,372;
•	On April 1, 2020, 61,040 shares of common stock valued at $90,745;
•	On May 1, 2020, 24,390 shares of common stock valued at $91,265;
•	On June 1, 2020, 29,300 shares of common stock valued at $92,321;
•	On July 1, 2020, 35,130 shares of common stock valued at $91,265.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stockholders’ Equity (continued)

For the nine months ended September 30, 2020, the Company issued a total of 230,326 shares of common stock, valued at $739,004, upon the conversion of convertible debentures into equity and for the year ended December 31, 2019, the Company issued a total of 1,866,528 shares of common stock, valued at $5,972,507, upon the conversion of convertible debentures into equity (Note 11).

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

The Company granted the underwriters a forty-five day option to purchase up to 624,999 shares of common stock and/or warrants at a price of $2.39 per share and $0.01 per five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share. The underwriters were also issued a five year warrant exercisable for 208,333 shares of common stock at an exercise price of $3.00 per share.

On September 3, 2020, the underwriters executed a partial exercise of the option to purchase 624,999 units and purchased only the warrants at a purchase price of $0.01 per warrant, less underwriters commission of $500, for net proceeds of $5,250.

17. Warrants

In terms of the underwritten public offering disclosed in note 16 above, the Company granted 4,166,666 five year warrants, exercisable at $2.50 per share to the subscribers. In addition, the Company granted the underwriter 208,333 three year warrants exercisable at $3.00 per share, and in terms of the underwriters’ over-allotment option, the Company granted an additional 624,999 five year warrants exercisable at $2.50 per share to the Underwriter.

These warrants were assessed in terms of ASC480-10, Distinguishing between Liabilities and Equity, and ASC 815-10, Derivatives and Hedging Transactions to determine if they met equity classification or liability classification. After considering the guidance provided by the ASC under both ASC 480-10 and ASC 815-10, the Company determined that equity classification was appropriate.

A summary of all of the Company’s warrant activity during the period January 1, 2019 to September 30, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	76,566	$4.32	$4.32
Granted	1,096,224	4.00	4.00
Forfeited/cancelled	(27,000)	5.04	5.04
Exercised	(40,761)	4.64	4.64
Expired	(15,555)	4.64	4.64
Outstanding December 31, 2019	1,089,474	$4.00	$4.00
Granted	5,374,371	2.50 to 5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00	4.00
Exercised	—	—	—
Outstanding September 30, 2020	5, 374,371	$2.50 to 5.00	$2.62

The following tables summarize information about warrants outstanding as of September 30, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	4,791,665	4.89	$2.50	4,791,665	$2.50
$3.00	208,333	2.88	3.00	208,333	3.00
$3.75	301,644	1.66	3.75	301,644	3.75
$5.00	72,729	2.53	5.00	72,729	5.00
	5,374,371	4.60	$2.62	5,374,371	$2.62

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

18. Stock Options

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be granted as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2018. During July 2019, our Board granted an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were granted to our Chief Financial Officer, options to purchase 39,375 shares of common stock were granted to our Chief Executive Officer and options to purchase 30,938 shares of common stock were granted to directors. During August 2019, our Board granted an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were granted to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11, 2019 our Board granted options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share.

On September 21, 2020, our Board granted non-plan options to purchase 648,000 shares to our newly appointed president, Mr. Matteo Monteverdi at an exercise price of $1.84 per share. These options were valued using a Black-Scholes valuation model at $1,204,986.

The following assumptions were used in the Black-Scholes model:

Nine months ended September 30, 2020
Exercise price	$1.84
Risk free interest rate	0.68%
Expected life of options	10 years
Expected volatility of underlying stock	231.4%
Expected dividend rate	0%

As of September 30, 2020, there was an aggregate of 315,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 834,062 reserved for future grants.

A summary of all of the Company’s option activity during the period January 1, 2019 to September 30, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	—	$—	$—
Granted – plan options	315,938	2.72 to 2.96	2.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding December 31, 2019	315,938	$2.72 to 2.96	2.84
Granted – non-plan options	648,000	1.84	1.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2020	963,938	$1.84 to 2.96	$2.16

The following tables summarize information about stock options outstanding as of September 30, 2020:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price
$1.84	648,000	9.98		—
$2.72	25,000	5.75		—
$2.80	220,625	8.98		97,800
$2.96	70,313	8.77		67,734
	963,938	8.80	$2.16	165,534	$2.86

As of September 30, 2020, there were unvested options to purchase 798,404 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $1,659,003 which is expected to be recognized over a period of 47 months.

The intrinsic value of the options at September 30, 2020 was $142,560.

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

19. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and nine months ended September 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while betting platform and services is revenue invoiced for our Platform software service, fees earned on lotto ticket sales and royalties invoiced for the sale of virtual products.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Turnover
Turnover web-based	$117,879,687	$46,455,077	$300,111,151	$221,678,726
Turnover land-based	25,823,099	69,454,078	53,635,357	130,471,298
Total Turnover	143,702,786	115,909,155	353,746,508	352,150,024

Winnings/Payouts
Winnings web-based	110,841,093	46,114,283	281,541,363	210,234,778
Winnings land-based	21,495,660	62,107,751	43,286,978	113,663,329
Total Winnings/payouts	132,336,753	108,222,034	324,828,341	323,898,107

Gross Gaming Revenues	11,366,033	7,687,121	28,918,167	28,251,917

Less: ADM Gaming Taxes	1,698,192	1,097,725	4,294,680	3,464,464
Net Gaming Revenues	9,667,841	6,589,396	24,623,487	24,787,453

Betting platform and services	33,955	166,449	58,752	340,041
Revenue	$9,701,796	$6,755,845	$24,682,239	$25,127,494

20. Loss on extinguishment of convertible debt

The Company entered into extension agreements with convertible debenture holders in the aggregate principal amount of $10,000 and CDN$65,000 (approximately $48,416) that had matured on May 31, 2020 and extended the maturity date to August 29, 2020 and a further aggregate principal amount of $600,000 and CDN$242,000 (approximately $180,257) that had matured on May 31, 2020 and extended the maturity date to September 28, 2020. In terms of the agreements entered into with the convertible note holders, the Company agreed to issue the convertible note holders two year warrants exercisable for an aggregate of 301,644 shares of common stock at an exercise price of $3.75 per share and three year warrants exercisable for an aggregate of 72,729 shares of common stock at an exercise price of $5.00 per share. These warrants were valued using a Black-Scholes valuation model at $719,390.

The following assumptions were used in the Black-Scholes model:

Nine months ended September 30, 2020
Exercise price	$3.75 to $5.00
Risk free interest rate	0.16% to 0.19%
Expected life of warrants	2 to 3 years
Expected volatility of underlying stock	139.5% to 183.5%
Expected dividend rate	0%

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

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

The computation of the diluted income per share for the three and nine months ended September 30, 2020 was anti-dilutive due to the losses realized.

For the three and nine months ended September 30, 2020 and 2019, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation being anti-dilutive:

	Three and Nine Months ended
Description	September 30, 2020	September 30, 2019
Options	963,938	245,313
Warrants	5,374,371	1,089,133
Convertible debentures	—	2,541,156
	6,338,309	3,875,602

22. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and

(ii)	Betting platform software and services

 Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2020
	Betting establishments	Betting platform software and services	All other	Total
Purchase of non-current assets	$112,506	$60,168	$-	$172,674
Assets
Current assets	6,940,838	265,782	4,944,614	12,151,234
Non-current assets	12,490,886	6,311,200	620,090	19,422,176
Liabilities
Current liabilities	(5,847,368)	(489,859)	(5,385,225)	(11,722,452)
Non-current liabilities	(1,320,714)	(1,279,434)	(30,023)	(2,630,171)
Intercompany balances	4,591,801	(61,400)	(4,530,401)	—
Net asset position	$16,855,443	$4,746,289	$(4,380,945)	$17,220,787

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$24,623,487	$58,752	$—	$—	$24,682,239
Intercompany Service revenue	62,159	1,971,089	—	(2,033,248)	—
	24,685,646	2,029,841	—	(2,033,248)	24,682,239

Operating expenses
Intercompany service expense	1,971,089	62,159	—	(2,033,248)	—
Selling expenses	17,316,388	10,762	—	—	17,327,150
General and administrative expenses	3,216,798	2,750,780	2,893,315	—	8,860,893
	22,504,275	2,823,701	2,893,315	(2,033,248)	26,188,043

(Loss) income from operations	2,181,371	(793,860)	(2,893,315)	—	(1,505,804)

Other (expense) income
Other income	62,888	45	—	—	62,933
Other expense	(109,098)	(525)	—	—	(109,623)
Interest expense, net	(2,292)	(66)	(226,808)	—	(229,166)
Amortization of debt discount	—	—	(780,678)	—	(780,678)
Loss on conversion of debt	—	—	(719,390)	—	(719,390)
Loss on marketable securities	—	—	472,500	—	472,500
Total other (expenses) income	(48,502)	(546)	(1,254,376)	—	(1,303,424)

Income (Loss) before Income Taxes	2,132,869	(794,406)	(4,147,691)	—	(2,809,228)
Income tax provision	(674,273)	64,386	(162,112)	—	(771,999)
Net Loss	$1,458,596	$(730,020)	$(4,309,803)	$—	$(3,581,227)

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2019
	Betting establishments	Betting platform software and services	All other	Total

Purchase of fixed assets	$94,709	$35,156	$—	$129,865
Assets
Current assets	6,358,147	280,096	205,206	6,843,449
Non-current assets	12,537,674	6,735,267	1,381,854	20,654,795
Liabilities
Current liabilities	(4,636,009)	(305,908)	(12,330,363)	(17,272,280)
Non-current liabilities	(942,499)	(1,384,123)	(407,880)	(2,734,502)
Intercompany balances	4,218,078	228,472	(4,446,550)	—
Net asset position	$17,535,391	$5,553,804	$(15,597,733)	$7,491,462

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2019
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$24,925,084	$202,410	$—	$—	$25,127,494
Intercompany Service revenue	158,615	1,815,504	—	(1,974,119)	—
	25,083,699	2,017,914	—	(1,974,119)	25,127,494

Operating expenses
Intercompany service expense	1,815,504	158,615	—	(1,974,119)	—
Selling expenses	17,425,803	248,282	—	—	17,674,085
General and administrative expenses	3,591,310	2,002,305	3,295,802	—	8,889,417
	22,832,617	2,409,202	3,295,802	(1,974,119)	26,563,502

Income (loss) from operations	2,251,082	(391,288)	(3,295,802)	—	(1,436,008)

Other (expense) income
Other income	40,589	—	—	—	40,589
Interest expense, net	(11,079)	—	(629,096)	—	(640,175)
Amortization of debt discount	—	—	(2,974,439)	—	(2,974,439)
Loss on conversion of debt	—	—	(35,943)	—	(35,943)
Loss on marketable securities	—	—	100,000	—	100,000
Total other (expenses) income	29,510	—	(3,539,478)	—	(3,509,968)

Income (Loss) before Income Taxes	2,280,592	(391,288)	(6,835,280)	—	(4,945,976)
Income tax provision	(758,789)	43,214	—	—	(715,575)
Net Income (Loss)	$1,521,803	$(348,074)	$(6,835,280)	$—	$(5,661,551)

ELYS GAME TECHNOLOGY, CORP.

(formerly Newgioco Group, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

23. Subsequent Events

On October 1, 2020, Richard Cooper resigned as a director of the Company and Philippe Blanc was appointed as a director. Mr. Blanc serves on the audit committee and his term as a director will continue until such time as his successor is duly elected and qualified, or until his earlier resignation or removal.

On October 1, 2020, the Board granted to each of Michele Ciavarella, Alessandro Marcelli, Luca Pasquini, Gabriele Peroni, Frank Salvagni, Beniamino Gianfelici and Mark Korb, an option to purchase 140,000, 56,000, 58,000, 36,000, 36,000, 35,000 and 58,000 shares of the Company’s common stock, respectively, under the Company’s 2018 Equity Incentive Plan. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

On October 1, 2020, the Board also granted to each of Paul Sallwasser, Steven Shallcross and Philippe Blanc, as non-executive members of the Board, an option to purchase 55,000, 35,000 and 55,000 shares of the Company’s common stock, respectively, under the Company’s 2018 Equity Incentive Plan. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a twelve month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

On October 1, 2020, the Board approved an amendment (the “First Amendment”) to the Company’s 2018 Equity Incentive Plan (the “Plan”) to increase the maximum number of shares that may be granted as an award under the Plan to any non-employee director during any one calendar year to: (i) chairperson or lead director – 300,000 shares of common stock; and (ii) other non-employee director - 250,000 shares of common stock, which reflects an increase in the annual limits for awards to be granted to non-employee directors under the Plan.

On November 2, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect its corporate name change from Newgioco Group, Inc. to Elys Game Technology, Corp. and on November 6, 2020 the Company filed a Certificate of Correction to the Certificate of Amendment with the Secretary of State of the State of Delaware.

In connection with the name change, the Company’s shares of common stock began trading on the Nasdaq Stock Market LLC under the new ticker symbol “ELYS” on November 10, 2020 and ceased trading under the ticker symbol “NWGI”.

Subsequent to September 30, 2020, the Company repaid the remaining convertible debentures in the aggregate principal amount of $100,000 and CDN$307,000, including interest thereon, thereby extinguishing the remaining convertible debenture liability.

The global coronavirus pandemic has created a significant disruption and uncertainty since March 2020. On March 11, 2020, the Company reported that approximately 150 betting shop locations throughout Italy were temporarily closed and that the closing of the physical locations did not affect the Company’s continuing online and mobile operations. The Company also implemented a smart-work initiative to permit the safe separation of office staff during that period because government forced lockdowns made it impossible for the Company to access its administrative offices in Europe. Additionally, the cancellation of sports events around the world disrupted the Company’s ability to provide its sports betting products through both our land-based establishments and online channels. These restrictions and other difficulties, of both not having sports betting events available to wager on and the backlog of tasks imposed on the Company’s employees upon the return to work, affected the Company’s ability to consistently deliver its products to market. The ongoing pandemic and continuing resurgences of transmission of COVID-19 continues to cause uncertainty of our ability to keep our land-based establishments open and to continue to offer sports betting products on both land-based and online channels.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks that include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on July 2, 2020 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We are a licensed gaming Operator in the regulated Italian leisure betting market holding an “online”, “retail” through our Multigioco subsidiary. In the Italian market we also operate as “CED retail” bookmaker under our Austrian license through our Ulisse GmbH subsidiary. As an Operator, we collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical generalist venues known as “web-shops” (internet cafes; retail kiosks, coffee-shops, convenience stores and restaurants, etc.) dedicated to the acquisition and retention of online players and where patrons can load their online gaming account through PC’s situated at each venue, and (ii) through physical retail venues that are dedicated land-based betting shops (off-track betting shops, convenience stores and bars, etc. where SSBT (“self-service betting terminal”) kiosks are installed).

Additionally, we are a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board through our Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our VG subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America, which includes a head office situated in Toronto, Canada with U.S. offices in Fort Lauderdale and Boca Raton, Florida through which our CEO, President and CFO handle corporate duties, day-to-day reporting duties, U.S. development planning and through which various independent contractors and vendors are engaged.

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

Currently, transaction revenue generated through our subsidiaries Multigioco and Ulisse, consist of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through our Odissea and VG operations in Italy.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2019 and for the nine months ended September 30, 2020 we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in the following 12 countries: Italy, Peru, Nigeria, Paraguay, Albania, Honduras, Colombia, Mexico, Dominican Republic, Uganda, Nicaragua, and Turkey. We intend to leverage our partnerships in these 12 countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions and closures of public gatherings and travel which included betting shops, arcades and bingo halls across Italy until April 3, 2020. Accordingly, the Company temporarily closed approximately 150 land-based locations throughout Italy as a result of the decree until May 4, 2020, when the Company began reopening web-shops and land-based betting locations. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and negatively impacted the Company’s operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. The closing of physical betting shop locations did not affect the Company’s online and mobile business operations which mitigated some of the impact. To date, despite the global resurgence of COVID-19 cases, all betting shops remain open for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it’s important to keep the economy operational, it may be compelled to impose limited restrictions on social gatherings.

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

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violates the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, New York, New Mexico, New Hampshire, North Carolina, Oregon, Michigan, Mississippi, Colorado, the District of Columbia, Maryland, Louisiana and North Dakota have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including Maine, California, Connecticut, South Carolina, Oklahoma, Kansas, Missouri, Kentucky and Ohio are considering active bills.

On May 28, 2020, we organized Elys Gameboard Technologies, LLC, a wholly owned subsidiary for the purpose of expanding the Company's sports betting operations throughout the US. We are also in the process of seeking our first sports betting license in Washington, DC and anticipate launching our new Elys US sports betting platform with our first US operator client by the first quarter of 2021. The commencement of betting transactions in Washington, DC is subject to obtaining the required certification, licensing and approvals from the District of Columbia Office of Lottery and Charitable Games, which has not been determined as of the date of this interim report.

On June 11, 2020, our Odissea subsidiary passed Stage 1 of the ISO-27001 certification process for safety management which involves an informal review of the Information Security Management System (ISMS), for example checking the existence and completeness of key documentation such as the organization's information security policy, Statement of Applicability (SoA) and Risk Treatment Plan (RTP).

On September 1, 2020, we announced that Odissea completed the Stage 2 compliance and testing procedures and obtained ISO-27001:2013 certification for safety management. The procedures for Stage 2 certification, involved a detailed and formal compliance audit and independent testing of the ISMS against the requirements specified in ISO-27001.

On September 9, 2020 we obtained Gaming Labs International (GLI®) (“GLI”) certification to the GLI-33 (Event Wagering System) standards on our Elys Game Board Platform.

In September 2020, we employed Matteo Monteverdi, former senior executive of Sportradar and IGT as the president of the Company. Mr. Monteverdi is responsible for strategic analysis and positioning of Italian operations within regulatory developments as well as U.S. product deployments and go-to-market plans.

On October 22, 2020, we announced that we had received GLI certification to the GLI 20: Standards for Kiosks and GLI-33: Event Wagering Systems standards for installation of our Platform on the self-service betting terminal ("SSBT" or "kiosk").

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform to several potential independent commercial and tribal casino and gaming operators throughout the United States. With the ISO-27001 and GLI-33 certification together with the future regulatory approvals to operate, Elys is well-positioned to commence processing sports bets in the U.S. through our Platform by Q1 2021.

Inflation

We do not believe that general price inflation will have a material effect on our business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta, Colombia and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our corporate expenditures are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro and Colombian Pesos. Changes and fluctuations in the foreign exchange rate between the Euro and Colombian Pesos and the U.S. dollar and the Canadian dollar and the U.S. dollar will have an effect on our results of operations.

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

Results of Operations for the three months ended September 30, 2020 and the three months ended September 30, 2019

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended September 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Platform software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	September 30, 2020	September 30, 2019	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$117,879,687	$46,455,077	$71,424,610	153.7%
Turnover land-based	25,823,099	69,454,078	(43,630,979)	(62.8)%
Total Turnover	143,702,786	115,909,155	27,793,631	24.0%

Winnings/Payouts
Winnings web-based	110,841,093	46,114,283	64,726,810	140.4%
Winnings land-based	21,495,660	62,107,751	(40,612,091)	(65.4)%
Total Winnings/payouts	132,336,753	108,222,034	24,114,719	22.3%

Gross Gaming Revenues	11,366,033	7,687,121	3,678,912	47.9%

Less: Gaming Taxes	1,698,192	1,097,725	600,467	54.7%
Net Gaming Revenues	9,667,841	6,589,396	3,078,445	46.7%

Add: Service Revenues	33,955	166,449	(132,494)	(79.6)%
Total Revenues	$9,701,796	$6,755,845	$2,945,951	43.6%

The Company generated total revenues of $9,701,796 and $6,755,845 for the three months ended September 30, 2020 and 2019, respectively, an increase of $2,945,951 or 43.6%.

The change in total web-based and land-based sales channel turnover are primarily due to the following:

Web-based turnover increased by $71,424,610 or 153.7%. The increase over the prior period was impacted by the temporary shutdown of land based betting shops in the prior quarter resulting in a conversion of customers towards our web based betting channels, which trend continued into the current quarter. Our business strategy is to continue developing our web-based customer base. The ratio of payouts on online turnover decreased from 99.3% in the prior period to 94.0% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $43,630,979 or 62.8%. The decrease over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops reopened on June 19, 2020; however, as previously mentioned customer visits to physical betting shops declined due to the continued pandemic and many customers that switched to web-based shops continued to use web-based shops and online channels. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was partially offset by increased online based gaming in Multigioco. The ratio of payouts on land-based turnover decreased from 89.4% in the prior period to 83.2% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Gaming taxes increased by $600,467 or 54.7% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, was 14.9% and 14.3% for the three months ended September 30, 2020 and 2019, respectively. The increase in the percentage of gaming tax is attributable to the mix of our Gross Gaming revenues shifting to Multigioco that incurs an average gaming tax of approximately 24% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Service revenues decreased by $132,494 or 79.6%. Our Platform services customer base is currently limited to primarily services provided to internal group operations of Multigioco, Ulisse and VG. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $7,154,623 and $3,997,006 the three months ended September 30, 2020 and 2019, respectively, an increase of $3,157,617 or 79.0%. Selling expenses are primarily commissions that are paid to our sales agents and are calculated as a percentage of turnover and not impacted by our payouts to customers. Therefore, increases in turnover, will typically result in increases in selling expenses, regardless of the winnings paid to customers. During the three months ended September 2020 and 2019, our percentage of selling expenses to total turnover was 5.0% and 2.5%, respectively, this was primarily due to lower commissions paid out of Ulisse in the prior period compared to the current period in which Ulisse regained its business post the COVID-19 shut down of all physical betting locations in Italy and the writing off of uncollectible amounts from agents amounting to approximately $214,000.

General and Administrative Expenses

General and administrative expenses were $3,156,505 and $2,332,278 during the three months ended September 30, 2020 and 2019, respectively, an increase of $824,227 or 35.3%. The increase in general and administrative expenses is primarily due to a negative swing in realized and unrealized exchange gains and losses of $559,870 at the corporate level due to the deterioration in the Dollar/Euro exchange rate during the current year from $1.1227 as of December 31, 2019 to $1.1724 as of September 30, 2020, in addition audit fees increased by approximately $225,277 at the corporate level due to a change in audit firms and the timing of when the various audit and review assignments were completed.

(Loss) Income from Operations

The loss from operations was $609,332 and the income from operations was $426,561 for the three months ended September 30, 2020 and 2019, respectively, an increase in loss from operations of $1,035,893 or 242.8%. The increase in operating loss is directly attributable to the increase in selling expenses and general and administrative expenses of $3,157,617 and $824,227, respectively, offset by an increase in revenue of $2,945,951, as discussed above.

Other income

Other income was $37,273 and $32,864 for the three months ended September 30, 2020 and 2019, respectively. The increase in other income of $4,409 is immaterial.

Other Expense

Other expense which was $109,623 and $0 for the three months ended September 30, 2020 and 2019, respectively, consists of a contribution made to an Italian sporting Association to relaunch sporting operations post the COVID-19 shut down.

Interest Expense, Net of Interest Income

Interest expense was $56,093 and $214,900 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $158,807 or 73.9%, The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior period and the redemption of $2,463,912 of convertible debentures during August and September 2020, out of the proceeds of the public offering of common stock units (the “Offering’) that was consummated in August 2020.

Amortization of debt discount

Amortization of debt discount was $43,604 and $878,359 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $834,755 or 95.0%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior period, resulting in accelerated amortization and the maturity of the convertible notes in May 2020, resulting in full amortization of the note discount during the prior quarter. The current period amortization is related to the deferred purchase consideration on the acquisition of VG.

(Loss) gain on Marketable Securities

The loss on marketable securities was $250,000 and the gain on marketable securities was $125,000 for the three months ended September 30, 2020 and 2019, respectively, an increase in loss of $375,000 or 300%. The loss on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes was $1,031,379 and $508,834 for the three months ended September 30, 2020 and 2019, respectively, an increase of $522,545 or 102.7%. The increase is primarily attributable to the increase in loss from operations offset by the reduction in interest expense and amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was $181,902 and $260,545 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $78,643 or 30.2%. The reduction in the income tax provision is attributable to lower operating profits at our Ulisse operation during the current period.

Net Loss

Net loss was $1,213,281 and $769,379 for the three months ended September 30, 2020 and 2019, respectively, an increase of $443,902 or 57.7% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy, Malta, Austria, the functional currency of our Colombian operation is the Colombian Peso, and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $218,193 and $(265,231) for the three months ended September 30, 2020 and 2019, respectively.

Results of Operations for the nine months ended September 30, 2020 and the nine months ended September 30, 2019

This Management’s Discussion and Analysis includes a discussion of our operations for the nine months ended September 30, 2020 and 2019. The operations of VG and Naos were only included for eight of the nine months ended September 30, 2019 due to the fact that the acquisition was consummated in January 2019.

Revenues

The following table represents disaggregated revenues from our gaming operations for the nine months ended September 30, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Platform software service and royalties invoiced for the sale of virtual products.

	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$300,111,151	$221,678,726	$78,432,425	35.4%
Turnover land-based	53,635,357	130,471,298	(76,835,941)	(58.9)%
Total Turnover	353,746,508	352,150,024	1,596,484	0.5%

Winnings/Payouts
Winnings web-based	281,541,363	210,234,778	71,306,585	33.9%
Winnings land-based	43,286,978	113,663,329	(70,376,351)	(61.9)%
Total Winnings/payouts	324,828,341	323,898,107	930,234	0.3%

Gross Gaming Revenues	28,918,167	28,251,917	666,250	2.4%

Less: Gaming Taxes	4,294,680	3,464,464	830,216	24.0%
Net Gaming Revenues	24,623,487	24,787,453	(163,966)	(0.7)%

Add: Service Revenues	58,752	340,041	(281,289)	(82.7)%
Total Revenues	$24,682,239	$25,127,494	$(445,255)	(1.8)%

The Company generated total revenues of $24,682,239 and $25,127,494 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $445,255 or 1.8%.

The change in total web-based and land-based sales channel revenues are primarily due to the following:

Web-based turnover increased by $78,432,425 or 35.4%. The increase was due to the significant number of new online players acquired through web-shops opened in the second half of 2019 and that remained open during the current year, while the physical betting shops were closed for portions of the current year due to the pandemic. Although, we experienced a temporary decline in revenues in the second quarter due to the impact of COVID-19, we still saw an increase of 35.4% in web-based turnover for the nine months ended September 30, 2020, largely as a result of the conversion of customers to web-based channels resulting in a 153.7% increase in web-based revenue in the third quarter. The increase over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops re-opened on June 19, 2020; however, many customers continued using web-based channels. The impact was significant for our Ulisse operation and Multigioco land-based operation whose turnover is derived from physical betting shops, while our Multigioco operation has an online web based platform which does not rely on physical betting shops. We expect the business mix to trend towards web-based channels, however we still expect quarterly growth in both the web-based and land-based turnover for the foreseeable future as we gain market share. The ratio of payouts on online turnover improved from 94.8% in the prior period to 93.8%. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $76,835,941 or 58.9%. The decrease over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19, which shops reopened on June 19, 2020. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was partially offset by increased online based gaming in Multigioco. The trend towards web-based revenue strengthened in the third quarter as evidenced by the reduction in land based revenue of $43,630,979 for the three month comparative period. We expect the business mix to trend towards web-based channels, however we still expect quarterly growth in both the web-based and land-based turnover for the foreseeable future as we gain market share. The ratio of payouts on land-based turnover decreased from 87.1% in the prior period to 80.7% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Gaming taxes increased by $830,216 or 24.0% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 14.8% during the nine months ended September 30, 2020 is significantly higher than the 12.3% for the nine months ended September 30, 2019 and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24.8% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy. This effect was due to the temporary shutdown of all of Ulisse CED retail betting locations during the COVID-19 related lockdown in Italy.

Service revenues decreased by $281,289 or 82.7%. Our Platform services customer base is currently limited primarily to services provided to internal group operations of Multigioco, Ulisse and VG, that were impacted by the COVID-19 pandemic. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $17,327,150 and $17,674,085 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $346,935 or 2.0%. Selling expenses are primarily commissions that are paid to our sales agents and are calculated as a percentage of turnover and not impacted by our payouts to customers. Therefore, increases in turnover, will typically result in increases in selling expenses, regardless of the winnings paid to customers. During the nine months ended September 2020 and 2019, our percentage of selling expenses to total turnover was in line with the prior period at 4.9% and 5.0%, respectively. Selling expenses include a $214,000 once off write down of uncollectible receivables from our agents.

General and Administrative Expenses

General and administrative expenses were $8,860,893 and $8,889,417 during the nine months ended September 30, 2020 and 2019, respectively, a decrease of $28,524 or 0.3%. The decrease in general and administrative expenses is primarily due to certain COVID-19 wage related subsidies received in both our Ulisse and Multigioco operations and the reduction in corporate overhead expenses, including payroll and sales and marketing expenditure during the period, offset by an increase in realized and unrealized foreign exchange losses of 336,121 at the corporate level.

Loss from Operations

The loss from operations was $1,505,804 and $1,436,008 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $69,796 or 4.9%. The increase in operating loss is directly attributable to the increase in ADM taxes, offset by improvements in turnover and payout ratios during the current period, as discussed above.

Other income

Other expense which was $109,623 and $0 for the nine months ended September 30, 2020 and 2019, respectively, consists of a contribution made to an Italian sporting Association to relaunch sporting operations post the COVID-19 shut down.

Other Expense

Other expense was $109,623 and $0 for the nine months ended September 30, 2020 and 2019, respectively, consists of a contribution made to an Italian sporting Association to relaunch sporting operations post the COVID-19 shut down.

Interest Expense, Net of Interest Income

Interest expense was $229,166 and $640,175 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $411,009 or 64.2%. The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior year period and the redemption of $2,463,912 of convertible debentures during August and September 2020, out of the proceeds of the Offering conducted in August 2020.

Amortization of debt discount

Amortization of debt discount was $780,678 and $2,974,439 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,193,761 or 73.8%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior period, resulting in accelerated amortization and the maturity of the convertible notes in May 2020, resulting in full amortization of the convertible note discount during the quarter ended June 30, 2020.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $719,390 and $0 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $719,390 or 100%. We issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

Loss on convertible debt

The loss on convertible debt was $0 and $35,943 for the nine months ended September 30, 2020 and 2019, respectively. The loss in the prior period was due to bonus shares issued to certain debenture holders to induce them to sell their convertible debentures to strategic investors.

Gain on Marketable Securities

The Gain on marketable securities was $472,500 and $100,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $372,500. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

Loss Before Income Taxes

Loss before income taxes was $2,809,228 and $4,945,976 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,136,748 or 43.2%. The decrease is primarily attributable to the decrease in interest expense and amortization of debt discount and the gain on marketable securities offset by a slight increase in operating loss and the loss on extinguishment of convertible debt as discussed above.

Income Tax Provision

The income tax provision was $771,999 and $715,575 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $56,424 or 7.9%. The increase is primarily due to the withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (Approximately $162,000), offset by a lower tax charge in Ulisse whose profitability was impacted by the COVID-19 related temporary reduction in profitability in the second quarter.

Net Loss

Net loss was $3,581,227 and $5,661,551 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,080,324 or 36.7%, due to the decrease in the loss before income taxes, offset by the slight increase in the income tax provision.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy, Malta, Austria, the functional currency of our Colombian operation is the Colombian Peso, and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $124,679 and $(326,438) for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The closing of physical betting shop locations until June 19, 2020, when the Company began reopening such locations, had not affected the Company’s online and mobile business operations which mitigated some of the impact of the closure of the physical locations. On March 8, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and has negatively impacted our operating results. On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy reopened. To date, despite the global resurgence of COVID-19 cases, all betting shops remain open for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it’s important to keep the economy operational, it may be compelled to impose limited restrictions on social gatherings. We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, however, the specific impact is not readily determinable at this time.

Assets

At September 30, 2020, we had total assets of $31,573,410 compared to $27,825,182 at December 31, 2019. The increase is primarily related to the increase in cash and cash equivalents generated on the Offering undertaken during August 2020, and the increase in the value of marketable securities, offset by the reduction in intangible assets due to amortization over the period.

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consisted of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

Liabilities

At September 30, 2020, we had $14,352,623 in total liabilities compared to total liabilities of $19,023,897 at December 31, 2019. The decrease is attributable to the repayment of the line of credit, the redemption of convertible debt out of the proceeds of the Offering and the reduction in deferred purchase consideration due to the issue of common stock and repayments in cash during the current period, offset by an increase in promissory notes from a related party of $301,071.

Working Capital

We had $10,572,496 in cash and cash equivalents at September 30, 2020 compared to $5,182,598 on December 31, 2019.

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consisted of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

We had a working capital surplus of $428,782 at September 30, 2020, compared to a working capital deficit of $9,153,291 at December 31, 2019. The working capital position improved due to the proceeds raised on the Offering.

We repaid our $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York during the last quarter, the line of credit bore a fixed rate of interest of 3% on the outstanding balance.

We currently believe that our existing cash resources together with the revenue from operations that we expect to generate will be sufficient to meet our anticipated needs over the next twelve months from the date hereof. Historically, we have financed our operations through the sale of our securities and revenue generated from providing online and offline gaming products, services, and Platform services in Italy and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of September 30, 2020, we had accumulated deficit of $26,823,062 compared to accumulated deficit of $23,241,835 at December 31, 2019.

Cash Flows from Operating Activities

Net cash utilized in operating activities was $412,867 and $640,021 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $227,154, primarily related to the decrease in net loss of $2,080,324, discussed under operating results above offset by a reduction in non-cash items of $1,915,306, primarily due to the reduction in the debt discount amortization, offset by an increase in working capital movements of $62,136.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $172,674 compared to net cash used in investing activities of $346,847 for the nine months ended September 30, 2019. In the prior period we paid net cash of $216,983 on the acquisition of VG.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $4,697,327 compared to net cash used in financing activities of $179,526 for the nine months ended September 30, 2019. The net cash provided by financing activities during the current period included net proceeds of $8,966,121 raised from the underwritten public offering, offset by the repayment of the bank credit line of $1,000,000 and the redemption of convertible debentures of $3,010,655.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

Contractual obligations consist of a cash obligation to repay VG Promissory notes of $1,389,972.

The amount of future minimum lease payments under finance leases as of September 30, 2020 are as follows:

Amount
2020	$3,554
2021	10,874
2022	9,071
2023	7,268
2024	843
31,610

The amount of future minimum lease payments under operating leases as of September 30, 2020 are as follows:

Amount
2020	$57,238
2021	226,462
2022	188,455
2023	157,232
2024 and beyond	30,013
659,400

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

We received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc. (“Forte Fixtures”), a company controlled by the brother of our CEO. The PN bears no interest and is repayable on demand. An additional $1,071 was also advanced to the Company by Forte Fixtures.

Deferred Purchase consideration, Related Party

In terms of the acquisition of VG on January 17, 2019, we issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to related parties was €1,521,200.

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

The amount due to the VG related parties amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

The movement on deferred purchase consideration consists of the following:

Description	September 30, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(482,978)	(410,925)
Repayment in cash	(92,444)	(328,734)
Foreign exchange movements	27,555	(35,992)
	731,563	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	61,220	78,128
Foreign exchange movements	(862)	3,196
	(19,711)	(80,069)
Deferred purchase consideration, net	$711,852	$1,199,361

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$—	$(2,551)
Luca Pasquini	(4,591)	—
	$(4,591)	$(2,551)
Related Party Receivables
Luca Pasquini	$1,456	$4,123

Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

Michele Ciavarella

On July 5, 2019, our Board granted to Mr. Ciavarella, the Chief Executive Officer and chairman of the board and officer, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, our Board granted to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at a conversion price of $4.00 per share.

On October 1, 2020, our Board granted to Mr. Ciavarella an option to purchase 140,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

On September 4, 2019, we issued 15,196 shares of common stock to Gold Street Capital in settlement of $48,508 of advances made to us for certain reimbursable expenses.

Luca Pasquini

On January 17, 2019, we acquired VG for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of September 30, 2020, we had paid Mr. Pasquini cash of €167,200 (approximately $187,290) to him and issued to him 112,521 shares valued at €300,000 (approximately $334,792).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Pasquini’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, our Board granted Mr. Pasquini, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, our Board granted to Mr. Pasquini an option to purchase 58,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Gabriele Peroni

On January 17, 2019, we acquired VG for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of September 30, 2020, we had paid Mr. Peroni cash of €208,800 (approximately $233,888) and issued to him 112,521 shares valued at €300,000 (approximately $334,792).

In addition, due to the attainment of an earnout clause per the agreement, a further €500,000 (approximately $561,351) was earned as of December 31, 2019, of which Mr. Peroni’s share was €100,000 (approximately $112,270), which earnout was settled by the issue of 26,547 shares of common stock during January 2020.

On August 29, 2019, our Board granted to Mr. Peroni, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, our Board granted to Mr. Peroni an option to purchase 36,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Alessandro Marcelli

On August 29, 2019, our Board granted to Mr. Marcelli, an officer, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, our Board granted to Mr. Marcelli an option to purchase 56,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Franco Salvagni

On August 29, 2019, our Board granted Mr. Salvagni, an officer of ours, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, our Board granted to Mr. Salvagni an option to purchase 36,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Beniamino Gianfelici

On August 29, 2019, our Board granted to Mr. Gianfelici, an officer of ours, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, our Board granted to Mr. Gianfelici an option to purchase 35,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Mark Korb

On July 5, 2019, our Board granted Mr. Korb, our Chief Financial Officer, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

On October 1, 2020, our Board granted to Mr. Korb, an option to purchase 58,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Matteo Monteverdi

On September 21, 2020, we engaged Matteo Monteverdi as President with effect from September 1, 2020. Our board granted Mr. Monteverdi a non-plan option to purchase 648,000 shares of our common stock. The shares of common stock underlying the option awards vest pro rata on an annual basis on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $1.84 per share.

Paul Sallwasser

On July 5, 2019, our Board granted Mr. Sallwasser, a non-executive director of ours, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

On October 1, 2020, our Board granted to Mr. Sallwasser as a non-executive member of the Board, an option to purchase 55,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a twelve month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Steven Shallcross

On July 5, 2019, our Board granted Mr. Shallcross, a non-executive director of ours, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

On October 1, 2020, our Board granted to Mr. Shallcross as a non-executive member of the Board, an option to purchase 35,000 shares of our common stock, under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a twelve month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Philippe Blanc

On October 1, 2020, Mr. Philippe Blanc was appointed as a director of the Company. Mr. Blanc serves on the audit committee and his term as a director will continue until such time as his successor is duly elected and qualified, or until his earlier resignation or removal.

On October 1, 2020, our Board granted Mr. Blanc, as a non-executive member of the Board, an option to purchase 55,000 shares of our common stock under our 2018 Equity Incentive Plan. The shares of common stock underlying the option awards vest pro rata on a monthly basis over a twelve month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Elys Game Technology, Corp. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2019, we had a net loss of $9.3 million and for the period ended September 30, 2020 we had a net loss of $3.6 million. As of December 31, 2019, and September 30, 2020 we had accumulated deficits of $23.2 million, and $26.8 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements, filing annual and quarterly reports with the SEC on a timely basis, minimum bid price requirement or the minimum stockholder’s equity requirement, the Nasdaq Capital Market may take steps to de-list our common stock. Any such steps for de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. On July 2, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that as a result of the Company’s failure to file its Quarter Report on Form 10-Q for the three months ended March 31, 2020 (the “March Quarterly Report”) before the deadline set forth under applicable regulations of the Securities and Exchange Commission (the “SEC”), we no longer complied with Nasdaq’s continued listing requirements as set forth in Nasdaq Listing Rule 5250(c)(1). The notification letter from the Listing Qualifications Department stated that, under Nasdaq rules, we had 60 calendar days, or until August 31, 2020, to submit a plan to regain compliance with Nasdaq’s continued listing requirements and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the filing due date, or December 28, 2020, to regain compliance. The March Quarterly Report was filed on July 22, 2020.

There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the Nasdaq Capital Market, especially in light of the ongoing challenges presented by the pandemic.

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

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from national and local government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies have negatively impacted productivity, disrupted our business and delayed our progress in implementing our business plan, the magnitude of which depends, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our Board resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board or its committees needed to conduct meetings for the management of our affairs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we issued 35,130 shares of common stock to the VG Sellers pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 3 to the financial statements. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

During the three months ended September 30, 2020, we issued 3,341 shares of common stock upon the conversion of convertible debentures into equity. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereunder as a transaction not involving a public offering as the issuance was made to existing holders, there was no additional consideration paid for the common stock and no commission or remuneration was paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 (File No.001-39170)
4.1	Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 (File No.001-39170)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 (File No.001-39170)
4.3	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 (File No.001-39170)
10.1	Employment Agreement dated September 21, 2020 between Newgioco Group, Inc. and Matteo Monteverdi (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2020 (File No.001-39170)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2020	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)