Form 10-K
period 2020-12-31
Elys Game Technology, Corp.
filed 2021-04-12
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-39170

ELYS GAME TECHNOLOGY, CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0823179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

(Address Principal Executive Offices) (Zip Code)

1-628-258-5148

Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $15,510,057.

As of April 5, 2021, there were 21,974,931 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated gaming turnover, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - "Risk Factors" of this Annual Report.

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

In this Annual Report, unless the context indicates otherwise, references to the “Company,” “Elys” “Newgioco,” “we,” “us” and “our” refer to Elys Game Technology, Corp., a Delaware corporation formed in 1998 (formerly known as Newgioco Group, Inc.), and, where appropriate, its current subsidiaries, Ulisse GmbH, a company organized under the laws of Austria, Odissea Betriebsinformatik Beratung GmbH, a company organized under the laws of Austria, Multigioco Srl., a company organized under the laws of the Republic of Italy, Newgioco Group, Inc. (Canada), a company organized under the Canadian laws, Virtual Generation Limited, a company organized under the laws of Republic of Malta, Elys Technology Group Limited, a company organized under the laws of Republic of Malta, Newgioco Colombia SAS, a company organized under the laws of Colombia, and Elys Gameboard Technologies, LLC a limited liability company organized in State of Delaware, and its prior subsidiaries Rifa Srl, a company organized under the laws of the Republic of Italy, that was amalgamated into Multigioco with effect on January 20, 2020, and Naos Holding Limited, a company organized under the laws of Republic of Malta that was discontinued with effect on December 31, 2019.

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Risk Factors” in Item 1A in Part I of this Annual Report.

Risks Related to our Financial Condition

•	The effects of the COVID-19 pandemic have strained and negatively impact our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.

•	Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

•	We have incurred substantial losses in the past and it may be difficult to achieve profitability.

•	We have material weaknesses and other deficiencies in our internal control and accounting procedure.

Risks Related to our Business

•	If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, or if we fail to obtain our license in the District of Columbia, our business would be materially adversely impacted and it could result in the impairment of the carrying value of a substantial portion of assets.

•	In order to expand our land-based operations in Italy, we will be required to acquire additional location rights under our licenses or acquire operators that have location rights under their licenses and our inability to acquire such additional rights or operators or restrictions from using any licenses associated with such acquired operators, will result in an adverse effect on our operating results.

•	If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.

•	A decline in the popularity of our gaming websites or those of our Platform clients will negatively impact our business and risk our future growth.

•	Because our gaming operations are concentrated within Italy, we are subject to greater risks than a gaming company that is more geographically and internationally diversified.

•	Our current expansion strategy, which includes expansion through Virtual Generation Limited in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States and other countries are currently indeterminable.

•	We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.

•	If we have a security incident or breach involving unauthorized access to customer data, our platform may be perceived as lacking sufficient security, customers may reduce their use of, or stop using our betting software and we may incur significant liabilities.

•	If we fail or are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which could impair our competitive advantage, proprietary technology and our brand.

•	Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

•	If we fail to manage our technical operations infrastructure, our customers may experience service outages and delays, which may adversely affect our business.

Risks Related to our Industry

•	Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry may have an adverse effect on our results of operations.

•	Intense competition in the leisure gaming industry may adversely affect our revenue and profitability.

•	We expect that competition from internet gaming will continue to grow and intensify in the United States.

•	Regulators at the federal and provincial level in Italy are monitoring and restricting the issuance and renewal of gaming licenses which could have an adverse effect on our growth.

•	We might be required to acquire additional location rights under our licenses or acquire operators that have existing location rights under their licenses in order to remain in compliance with laws that are required to operate in Italy. Our inability to acquire such additional location rights or operators or any restrictions from using our Austrian license to operate in Italy, could result in an adverse effect on our operating results.

•	Our current operations are international in scope and we are planning further geographic expansion, creating a variety of potential operational challenges.

Risks Related to Ownership of our Securities

•	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

•	Future sales of shares of our common stock or the perception in the public markets that these sales may occur, may depress our stock price.

•	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

•	The issuance, exercise or conversion of currently outstanding securities would further dilute holders of our common stock.

•	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

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

As an Operator in the regulated Italian leisure betting market, we operate on a single-tier distribution strategy by collecting wagers on leisure betting products including a variety of lottery, casino gaming and sports bets through two channels: (i) online through websites on internet browsers and mobile solutions and also through relationships with affiliated physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can open a game account, deposit funds and by using public Internet access to play online with their personal gaming account through common PC’s situated at each venue, and (ii) land-based through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.). We currently provide our gaming services through our subsidiaries, Multigioco Srl (“Multigioco”), and Ulisse GmbH (“Ulisse”). These operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”), and our Austrian Bookmaker license. In Italy our ADM license permit us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website newgioco.it or commercial webskins linked to our licensed website and through mobile devices, while our Austria Bookmaker license permits us to operate Data Transmission Centers (CTD), as described below, under the free-trade principles incorporated within bilateral Intra-EU trade agreements that refers to all trade, including e-commerce transactions in most goods, services and products between member states of the European Union (EU).

In Italy, our gaming products and services are offered to customers throughout the following four distribution channels:

•	Online gaming websites or mobile solutions where players, through an online account and an e-wallet, using the internet, can play online poker, online casinos games, sports betting wagers, play i-lottery games etc.

•	Punti Virtuali di Ricarica (“PVR”) (translated as Virtual Reload Centers) or Web-shop (“web cafe” or “internet cafe”): A PVR or web-shop is a physical location that is operated by third-party independent businesses that promote our online gaming websites, acquires online customers and via manned or self-service automated terminals permit online-players to make cash deposits that are electronically credited to their personal online gaming accounts. While at the PVR online-players could also play games and wager through their personal online account by using the public internet accessing communal PC’s available at the venue.

•	Agency or CTD: An agency or a CTD is an arcade location that is a gaming only venue that is operated by third-party independent businesses and that offers sport betting and virtual betting products and must have at least 70% of its square-footage dedicated specifically to gaming space. Each agency or CTD must have a cash cage for the primary purpose of gaming and gaming related transactions serving an indefinite number of anonymous walk-in customers.

•	Corner or Punto Sportivo (translated as Sporting Point-of-sale): A corner is distinguished from an agency insofar as the principal business situated at the location that is operated by third-party independent businesses and is an activity that is primarily different from gaming (such as a coffee shop or convenience store) with a terminal connected to the ADM network. The primary purpose of such facility is not gaming, but rather, there is only a small ‘corner’ for extra cash flow in exchange for a fee and/or commission. Specifically, a maximum of 30% of floor space of a corner location can be dedicated to gaming where gaming transactions are collected and processed by a counter clerk.

We currently service approximately 100,000 online user accounts and an indeterminate number of walk-in customers at a combination of the three types of venues: 1,000 web-shops, 7 corners and 113 agency/CTD locations.

As a global gaming technology Provider, we own and operate a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management and a built-in sports book. As a Provider, we employ a multi-tier distribution strategy on both a direct to customer channel and on a shared infrastructure basis.

The Platform is certified by the ADM, the Malta Gaming Authority (“MGA”) in Malta and Gaming Laboratories International (“GLI”) and is owned by our subsidiary Odissea Betriebsinformatik Beratung GmbH (“Odissea”). The software architecture was developed and built on the latest Microsoft.Net Core framework, supporting both online customer gaming accounts as well as land-based bet processing capability with multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) backed by a real-time customer relationship management (“CRM”) and business intelligence (“BI”) program for streamlined cross-platform marketing as well as a synchronized financial accounting processes. Data is communicated directly to on-the-ground sales and marketing agents that manage and maintain both our online and land-based retail distribution. The Platform allows our independent B2B customers to (i) rapidly and effectively model their gaming businesses and manage gaming accounts, (ii) monitor and analyze performance on an ongoing basis, (iii) share dashboards, and (iv) generate management reports all within a fully integrated solution. In addition, our clients can use the built-in business intelligence modules to evaluate actual performance and leverage insights from analytics to make informed, timely decisions to drive future business. The unique ’shop-client’ architecture of the Platform is to our knowledge a one-of-a-kind solution in the leisure betting industry. Elys was built around the specific needs of leisure betting operators and proven through our existing Multigioco distribution throughout Italy.

On January 30, 2019, we expanded our operations with our acquisition of Virtual Generation Limited (“VG” or “Virtual Generation”), which owns and has developed a virtual gaming software platform (“VGS”), and its holding company, Naos Holdings Limited (“Naos”). VG is a Gaming Laboratories International (“GLI”) certified virtual sports and gaming software developer with a portfolio of products, including greyhound and horse racing; league play football (i.e., soccer); keno; and American Roulette. In addition, VG’s platform allows for customization for country-specific sports generation including applications in Latin American and African markets. VG’s products are now distributed in several countries including Italy, Peru, Nigeria, Colombia, Dominican Republic, Uganda, Kenya, Zimbabwe, Ecuador, Puerto Rico. Our prior non-operating holding company subsidiary Naos was discontinued with effect on December 31, 2019.

Organizational Structure

Our operations are carried out through three geographically organized groups: (i) an operational group which is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration and risk management trading in Naples and Teramo, Italy and San Gwann, Malta; (ii) a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and (iii) a corporate group which is based in North America and maintains an executive suite in San Francisco, California and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

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

  Highly Differentiated Technology Platform. Built from the ground-up, the Platform is designed to be a highly flexible and robust sportsbook engine able to cope with the demands of today’s betting operators and players. The Platform is an industry designed, user centric multi-channel solution and can offer any type of sport (or non-sport) event and any type of betting market (i.e., soccer, football, basketball, hockey, baseball, tennis, etc.) in both pre-match and in-game modes across both fixed-odds (player versus bookie) and pool (player versus player) styles and manage the risk for each individual transaction through all verticals (i.e., online or land-based). Our proprietary Platform is designed to address the independent operator’s ability to compete against larger and more established franchise operators effectively and inexpensively. It is designed also to monitor, evaluate and permit the risk management of each bet transaction at each location from which a bet is placed.

  Market Momentum. We believe that our unique multi-channel designed Platform is gaining momentum in the Italian leisure betting market also thanks to our comprehensive retail shop-client application with integrated gaming account management functionalities and business intelligence modules. We currently have approximately 100,000 online user accounts and an indeterminate number of walk-in customers through the four distribution channels: mobile/desktop web sites, 1,000 web-cafés (or “web-shops”), 7 corners, and 113 agency/CTD locations.

  Scalable Platform at Minimal Cost. Our Platform is highly scalable. Expansion of the Platform under our existing infrastructure requires little additional overhead and should create in-house efficiencies for our corporate operations and for our agents and operator clients. Many of the inherent functions and features of our ADM Platform certification in Italy have received prior approval and adhere to multi-jurisdictional standards which in our view will enable us to receive certification in new markets and expand into new markets in a timely manner.

  Growing Industry. Online gambling is growing in popularity. Gamblers worldwide increasingly prefer Internet and mobile channels for their betting activities due to the ease of access offered and safety provided. Extensive usage of digital processes and growing bettor demand is driving the market for online betting platforms. Recent liberalization and state-by-state legislation in the United States has resulted in new opportunities in the United States sports betting market. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers. As of February 2021, twenty-one jurisdictions (including the District of Columbia) have some form of legal sports betting available. Five others, including the Washington and North Carolina, have authorized legal sports betting but not yet launched their market.

  Highly Experienced Senior Management Team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management have more than 20 years of relevant experience.

Development of Foreign Markets

  The North America Sports Betting Market. In the U.S., until 2018 the Interstate Wire Act of 1961 combined with the Professional and Amateur Sports Protection Act of 1992 (“PASPA” or the “Bradley Act”), prohibited sports betting in the U.S. in all but four grandfathered states (Montana, Oregon, Nevada, Delaware). In May 2018, the U.S. Supreme Court overturned PASPA in a 6-3 decision that found the law conflicted with the Tenth Amendment leaving individual states to decide whether to allow its residents to bet on sports. As described below under the section “Developments in the U.S. Market”, many states, such as New Jersey, Montana, New Hampshire, Pennsylvania and others, have moved quickly to establish sports betting as a means to increase their respective capital resources. While several states have recently passed legislation to allow online gambling, we believe that the U.S. sports betting market will take 5 – 10 years to fully develop. We believe that the United States represents a large addressable market opportunity for us with our Elys betting Platform. Additionally, in Canada we are observing promising legislative developments and we expect a new digital gaming regulatory framework, combined with the permission of single-wagering sport betting events, to be in place soon. This additional jurisdiction could represent a meaningful opportunity for our gaming solution.

  Mergers and Acquisition in the Global Gaming Industry. In an effort to scale and grow the business, we intend to evaluate potential acquisitions that can be easily integrated into our business. Our acquisition of VG has allowed us to expand our product offerings in additional countries. The global gaming industry is still very much fragmented. There has been a significant number of noteworthy consolidations such as: (1) The Stars Group/SkyBet (July 2018) and CrownBet/William Hill Australia (April 2018); (2) Paddy Power/Betfair (February 2016) and with Stars Group (April 2020); (3) GVC/BWIN Ladbrokes/Coral (March 2018), and (4) in gaming machine and lottery concentration (IGT/GTECH (April 2015); as well as others such as Pollard/Innova (July 2017); NYX Gaming Group/Scientific Games (January 2018) which we believe provides us with an opportunity to capitalize on the acquisition of smaller operators forced to compete against newly formed larger players. In addition to the above, and specifically in the US, we observed consolidations and acceleration of gaming operators acquiring sports betting technology providers like (1) DraftKings acquiring SBTech (April 2020) (2) Caesars Entertainment acquiring William Hill (September 2020) and (3) Bally’s Corporation acquiring Bet.Works (November 2020) which strengthens our position as one of few remaining, truly independent sport betting provider in the market.

Further Penetration in the Italian Market

•	Acquisitions of Smaller Operators. Government legislated consolidation of the regulated Italian lottery and gaming market have driven smaller regional operators in Italy to our licensed brand “New Gioco”TM in both the online and land-based sales channels. The Italian regulated gaming market is the largest in the European Union (“EU”) and is extremely fragmented. Recent new regulations in Italy have made it more difficult for smaller regional operators throughout Italy to operate and we believe that our innovative and cost-effective Platform is an attractive alternative for such smaller regional operators throughout Italy that will not be able to maintain the new standards set out by the Italian regulator on their own.

•	Organic Growth. The Italian online gaming market continues to drive substantial growth in our core operations. From January 1, 2020 through December 31, 2020, we increased the number of registered online accounts to over 100,000 players and webshop locations we operate in Italy from approximately 1,000 to approximately 1,200 and believe that there is ample room for continued growth in the Italian market.

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the PASPA was unconstitutional as it violated the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, New York, New Mexico, New Hampshire, North Carolina, Oregon, Michigan, Mississippi, Colorado and the District of Columbia have passed laws that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including Maine, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Ohio and Maryland are considering active bills.

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a B2B2C basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. In September 2020, our retail sports betting solution obtained Gaming Laboratories International (“GLI”) certification allowing our technology to be ready for deployment in the U.S. land-based gaming segment. Furthermore, we have analyzed the technical specifications checklist supplied by GLI to verify that coding in our online product meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our online Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in 2021. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate in the digital segment, we also expect to be well-positioned to commence processing online sports bets in the U.S. on a B2B2C basis through our Platform.

As part of our multi-year business growth strategy, during 2019 and 2020 we made significant investments for expansion into new markets outside of Italy, including GLI-33 certification of our Platform, professional services, trade show marketing and brand promotion to enter and then build a foundation aimed at accelerating our U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized US-based headquarters.

In March 2019, we entered into a five-year agreement with Fleetwood Gaming, Inc. for the exclusive rights to distribute our Platform at select non-tribal locations such as sports bars and taverns in the state of Montana. The multi-year agreement is expected to allow Fleetwood to install our Platform throughout Fleetwood's distribution network in Montana. The agreement with Fleetwood Gaming is subject to the provision of open market regulation of sports betting in the State of Montana. No assurance can be given that this will occur.

In April 2019, we entered into a five-year agreement with the Chippewa Cree Tribe in Box Elder, Montana to install our Platform at the Northern Winz Casino. In this regard, in September 2019, we transacted the first legal Class 1 real-money bet in the U.S. on Indian Horse Relay Racing and on December 21, 2019 on traditional Indian Stick Game. Class 1 betting represents traditional indigenous sporting events or games that are not classed as mainstream sports bets. The agreement with the Chippewa Cree Tribe is subject to the provision of open market regulation of sports betting in the State of Montana. No assurance can be given that this will occur.

On May 28, 2020, we organized Elys Gameboard Technologies, LLC, a wholly owned subsidiary for the purpose of expanding our sports betting operations throughout the US. We are in the process of seeking our first sports betting license in Washington, DC and anticipate launching our new US sports betting platform with our first US operator client in 2021.

On September 1, 2020, our Odissea subsidiary obtained ISO-27001:2013 certification for safety management. The process involved a detailed and formal compliance audit and independent testing of the Information Security Management System (ISMS) that now certifies Odissea to manage the security of sensitive third party information such as financial assets, legal and personal details.

In September 2020, we engaged Matteo Monteverdi, former senior executive of Sportradar and IGT as President of the Company to develop and lead in our go-to-market strategy in the U.S. And, on January 1, 2021 Mr. Monteverdi was appointed as Chief Executive Officer to establish and lead on the Company’s global growth initiatives.

In November 2020, we submitted an application with the DC Office of Lottery and Gaming to obtain a Managed Service Provider (MSP) license along with our partner Grand Central, LLC, a retail sports bar operator in Washington, DC, to provide sports betting products and services in their establishment upon the completion of their Class B licensing process.

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

Payment channels for both deposit and withdrawals online are as set forth below:

  Player indirect – meaning that the player makes a deposit indirectly to their gaming account through a licensed agent (such as a cash deposit to their gaming account at a web-shop counter (e-credit to player account)).

  Player direct – meaning that the player makes a deposit directly to their own gaming account through one or more of the following methods:

•	Credit Card;
•	ATM/Debit card;
•	Bank Wire;
•	Postal Money Order; and
•	e-wallet or e-credit transfer.

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
  Online Casino: includes the following:
  Traditional Online Slot Games: Automated (using random number generated (“RNG”)) casino games and slot machines.
  Traditional Online Table Games: Table games such as roulette, blackjack and baccarat.
  Poker: Texas Hold’em and Omaha in both cash and tournament formats.
  Bingo and Skilled and Interactive Games: Games that are programmed with a random number generator to ensure constant fairness for all parties. These games include card games such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).
  Virtual Sports Betting: Various computer generated sport and racing events that are programmed with a RNG.
  Horse Racing: Live track horse racing events.

Our land-based locations generally offer only sports betting, virtual sports betting and horse racing.

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

We currently service approximately 100,000 online user accounts and estimate that our online user base will continue to further increase based on projections of both organic growth and acquisitions of existing operators. In addition, we also service an indeterminate number of walk-in customers at our physical locations throughout Italy. And, subject to licensing requirements in each state, we also expect to begin to penetrate the U.S. market in 2021 with our first planned real-money location live in Washington, DC.

Our client’s range in age from ages 18 through 79 and are a mix of 70% male and 30% female. In addition, we separate our revenue source by (a) sports betting, (b) casino and card game betting and (c) poker. Our in-house analysis indicates that sports betting and casino games are more popular than poker and other card games among our customer base. Furthermore, sports betting is our most profitable revenue stream yielding the highest percentage of our gross gaming revenue at 51% of revenues, which is representative of industry metrics when measured by completed sports seasons on a year over year basis. Our second largest source of revenue is currently casino followed by poker. We anticipate a shift in revenue in the future and that our largest source of our future revenue growth will be from B2B2C, which is expected to have the highest gross margin followed by sportsbook, casino and poker.

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

We expect that users from any operators that we acquire will continue to utilize our services and anticipate that any operators we acquire will have existing revenues from users who frequent their establishments and venues or use their gaming websites. In addition to acquiring customers through the acquisition of operators, we intend to obtain additional licenses and pursue contracts and relationships with other operators that we believe will attract and secure new users as we increase our customer base globally.

Revenue Streams

Our revenue streams primarily consist of transactional income and service revenue. We generate transactional revenue through collection of bets from sports wagering and gaming from online betting and land-based betting shops located throughout Italy through our current subsidiaries Multigioco acquired on August 15, 2014 and Ulisse acquired July 1, 2016, and we generate service revenue from providing our Platform services to third party operators on a B2B basis through our subsidiary, Odissea acquired July 1, 2016. We also generated transactional revenue through our prior subsidiary Rifa until it was amalgamated into Multigioco with effect on January 20, 2020. As we increase our customer base in Italy, our handle in our Italian operations reached approximately $454 million by the end of 2019 and $574 million by the end of 2020. In addition, our revenue during the year ended December 31, 2019 included revenue generated by VG acquired January 30, 2019, for 11 months of the year ended December 31, 2019, consisting of royalties invoiced for the sale of virtual games through authorized agents. We generated revenue of approximately $37.3 million for the year ended December 31, 2020 and approximately $35.6 million for the year ended December 31, 2019, respectively, substantially all of which was generated from revenue from operations or services provided in Italy. For the years ended December 31, 2020 and 2019, net gaming revenues represented 99.6% and 98.9% respectively of our revenue and Platform and service revenue represented 0.4% and 1.1%, respectively of revenue.

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

Our next-generation mobile browser and application based betting solution on our Elys Platform is constantly evolving and being customized for deployment in each specific country market. The mobile solution is dedicated to improving the user experience with respect to sports betting with a unique modular design that allows quick go-to-market with plug-and-play features, we have the ability to tailor the mobile app to each market, including specific look and feel features, while end users quickly get to the desired bet ticket with just a few clicks. The modular architecture design of our mobile platform includes features inherent in the leading-edge Material Design framework developed by GoogleTM in 2014. Material Design is a visual language that synthesizes the classic principles of good design with the innovation of technology and science allowing the flexibility to quickly create new layouts for a variety of both enterprise brands and chain store locations, private brands and applications to add other features such as loyalty rewards for restaurants and cruise lines, push marketing for customer acquisition and retention and importantly, the ability to offer both online and land-based betting distribution under a variety of gaming regulations.

Our Websites

We own our branded url (uniform resource locator) newgioco.it that we operate in accordance with the ADM GAD licensing requirements either directly or through white label websites with online customers, or alternatively, contract the websites to third party agents or promoters operating webskin urls under the newgioco.it licensed website. Our licensed gaming website, newgioco.it, currently processes live and virtual sports bets and mobile sports betting transactions through our Platform, while online casino and poker are provided under a third-party service provider agreement with Microgame SpA, and lotto products are provided by Lottomatica SpA.

We also own our branded url newaleabet.net that we operate under our Austrian Bookmaker license where we currently process live and virtual sports bets and mobile sports betting transactions through our Platform.

Both gaming websites are tailored for the Italian market and Odissea provides and operates all aspects of our online gaming websites including servers, routers, software development, sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and gaming related customer support needs.

The branded website newgioco.it serves both players directly and web-shops (i.e., internet café’s) through the online channel of our Platform. There are some variations in website style because we offer different services through distinctive marketing campaigns:

  newgioco.it is mainly devoted to marketing for shops, including marketing with respect to campaigns, branding, and proposals/marketing for prospective operators to become a “Newgioco shop” and is the landing page for all white-label websites. A landing page refers to a webpage that is generally owned by a promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this main webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel its marketing through a subnet. In the case of Italy, the entire subnet (a subnet is a logical grouping of connected network devices; nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the ADM network (and all games offered through the network) must be certified and approved by SOGEI (an entity authorized to conduct such certification and approval by the Italian Ministry of Finance).

Our newgioco.it website offers wagering in many categories of sports events. We intend to capture a larger share of the Italian sports betting market by focusing on the Serie A, Serie B, and Serie C soccer matches as well as virtual sports betting, online poker, online casino and slots, skill games, and Italian horse racing through agent-based sales campaigns.

Our direct sales campaigns aimed at end users and agent based sales campaigns are offered through white-label pages or webskins that direct gaming transactions through our licensed website newgioco.it. We currently operate eleven such webskins as follows:

● originalbet.it	● timetobet.it
● lovingbet.it	● quibet.it
● tecknogame.it	● fullmatchnew.it
● clubgames.it	● newbetlive5k.it
● gamesmart.it	●guadagnomatematicobet.it
● 782xbet.it

  webskins or white-label pages are dedicated to the end-user, or player, and focus on regional campaigns and gaming offerings directed at local players, such as welcome bonuses, poker rake rebate for poker players, etc. A white-label page is a complete gaming website (similar to the main website of the licenser (in our case Multigioco)) but with the interface and logo of the promoter. The promoter earns fees based on a percentage of the handle (turnover) generated through their website.

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

Information contained on our website is not incorporated by reference into, and does not form any part of, this Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable.

Intellectual Property

We do not own any patents or have any patent applications pending in Italy or any other jurisdiction. As a result of our acquisitions of Multigioco, Rifa and the gaming assets of Newgioco Srl, we obtained the rights to the domestic distribution brand known throughout Italy as New Gioco, and in July 2015, we obtained a trademark on the brand and logo for New Gioco. Our prior subsidiary Rifa was amalgamated into Multigioco with effect on January 20, 2020.

As a result of the acquisition of Odissea, we obtained the intellectual property and technical know-how behind our Elys betting Platform.

We also have proprietary rights to a number of trademarks, service marks and trade names used in this Annual Report which are important to our business including “NewAleabet”, “OriginalBet”, “LovingBet” and “Elys.”

Research and Development

We are continually updating the Platform and the products that we offer. We incurred expenses in the amount of approximately $1.7 million and $0.4 million for each of the years ended December 31, 2020 and 2019, respectively for research and development. We expect that expenses we incur for development and improving our betting software to be continuous recurring research and development expenses.

Industry Overview

See the section entitled COVID-19 Update found elsewhere in this Annual Report for additional information regarding the impact of the COVID-19 pandemic on our industry.

Overview of the Italian Leisure Betting Industry

Leisure betting describes consumer entertainment products such as purchase of lottery tickets, scratch off tickets, sports betting and online casino, which customers play on a daily or regular basis.

Gambling has been culturally rooted since Roman times, and as such, Italian gaming laws are governed by a well-defined set of regulations which are considered to be some of the most advanced and robust regulations in the world. The ADM has created a barrier to entry into the gaming industry in Italy through its implementation of processes and regulations aimed at consolidating and reducing the number of licenses including, but not limited to, increased insurance requirements, increased minimum number of locations.

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

The future of sports betting in the United States looks very promising in 2021. Despite the sudden COVID-related suspensions of nearly all sports from March to early summer of 2020, the first two years since the repeal of PASPA still saw growth for legal sports betting, both in terms of market expansion in legal states and new legislation paving the pathway to regulated sports betting in additional jurisdictions.

As of February 2021, twenty-one jurisdictions (including the District of Columbia) have some form of legal sports betting available. Five others, including the Washington and North Carolina, have authorized legal sports betting but not yet opened their market. Larger markets such as California, Texas, and Ohio remain uncertain at this time.

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

Certain key vendors in the global online gambling market are:

● Bet 365 (Hillside Group);	● bet-at-home.com;
● The Stars Group (formerly Poker Stars);	● GVC Holdings;
● Paddy Power Betfair: (now merged with Stars Group);	● Ladbrokes Coral Group: (now merged with GVC Holdings);
● DraftKings;	● GAN Limited
● 888 Holdings;	● IGT/GTECH Lottomatica SpA, and
● William Hill;	● Kindred (Unibet Group).

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

We face direct competition in Italy from established online gaming sites including:

  Lottomatica: focused on providing software and services on the Internet, lottery and sports betting market. Lottomatica was recently acquired by Gamenet;
  Gamenet: large gaming operating with a range of products and services from online casinos, sport betting and gaming machines;
  Snaitech: (recently acquired by Playtech) an Italian corporation that deals with the management of betting odds and horse racing contests;
  Sisal: (wholly owned by CVC Capital Partners) one of the oldest Italian gaming companies offering Internet betting, lotteries, poker and casino, slots and arcade games;
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

Italy

Italian operation of land-based and online gaming activities requires a license awarded by the ADM. The ADM is responsible for, among other things:

  regulating games and enforcing relevant regulatory provisions;
  issuing licenses, and supervising compliance by licensees;
  monitoring the distribution of gaming services; and
  collecting gaming taxes.

There are currently two main categories of licenses (land-based and online) issued or awarded by the ADM in three series:

  Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as “Monti” licenses, that expired in 2016 and are expected to be called for renewal tender between 2021 and 2023;
  Finance Act series which were awarded by tender in 2006 and are known as “Bersani” Licenses that expired in 2016 and are expected to be called for renewal tender between 2021 and 2023; and
  New series Gioco a Distanza (Games at a Distance) (“GAD”) issued by application process under the Comunitaria decree in 2010 expire in 2021 and are expected to be renewed through a license tender auction.

The Monti and Bersani licenses provide distribution authorization to operate both Negozio Sportivo (agency) and Punto Sportivo (corner) land-based establishments as well as GAD online (web-based) distribution. Land-based Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is expected to be called for renewal tender between 2021 and 2023, to match up with the limited number of Comunitaria Series GAD licenses expiring in 2021.

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

Each of the Bersani and Monti land-based licenses allow us to offer specific gaming products through physical retail locations that require one license right per each physical location. The rights granted under the Bersani and Monti licenses are not fixed to any specific physical location and can be moved at the discretion of the licensee to any physical address so long as the physical address has a police issued municipal license (as prescribed by article 86, paragraph 3, of the Italian Unified Text of Public Security Law (TULPS)) to sell gaming products and so long as the physical locations meet the ADM requirements, most of which are zoning requirements that require that the location is situated at a minimum distance from schools, churches and ATM’s and banks. Multigioco currently holds one land-based Bersani license with seven corner location rights that was issued to it in 2006, and one land-based Monti license with three agency location rights that was issued to it in 2010. Each of the Monti and Bersani licenses held by Multigioco expired in 2016. Although both of these land-based “concession” series of licenses expired for all Italian licensed operators in 2016, the ADM has granted a letter of authority which permits us to continue our land-based operations in Italy until the government holds the next organized auction for the renewal of licenses, which is expected to take place between 2021 and 2023.

By extending the pre-2016 concession licenses, the ADM has instituted an environment that authorizes licensed Operators to continue operating until the next license renewal auction. In this regard, certain non-Italian, European-based operators have commenced civil proceedings in the European Court of Justice against the ADM’s efforts to prohibit access to the regulated Italian betting market by foreign operators. The outcome of these proceedings and the effect on our business in the Italian market are presently unknown.

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

An online account allows a player to fund an account through a variety of electronic payment channels such as credit cards, ATM/debit cards and bank wires. The GAD license allows us the opportunity to open an unlimited number of web-shops and to close any of the web-shops that we open in our sole discretion. We currently operate approximately 1,000 web-shops throughout Italy. Our GAD license expires on June 15, 2021 and can be renewed provided that we have not violated any regulations. Although we believe that we will be able to renew this license through a tender notice process, no assurances can be given that the renewal will be timely, if at all.

Ulisse holds one Austrian bookmaker license that it was issued in June 2018 which has no termination date but may be terminated or cancelled by the regulator if Ulisse fails to comply with any regulations. In accordance with established inter-European business principles that permit the formation and operation of business within EU state members, we currently operate gaming websites and 110 CTD retail locations in Italy under our Austrian bookmaker license. All 110 CTD retails locations were closed for the greater part of 2020 due to the COVID-19 restrictions, and it is currently unknown if or when any of the locations will re-open as CTD locations. We made a strategic business decision to transfer the Ulisse customer relationships to Multigioco during the 2021 year, operating under the Multigioco licenses and platform, focusing our Ulisse operations on the Austrian and other European markets.

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

As a result of ongoing proceedings in the European Court of Justice regarding the application of Italian regulation for wagering under the Intra-EU model since the past renewal date of June 30, 2016 the ADM has imposed a moratorium on the issuance of new sports betting licenses and standardization of regulations. In the interim, the ADM is delaying the Italian license renewal process and has temporarily instituted operating authorizations for pre-2016 concessions that allow operators, including Multigioco, to continue to operate until the next license renewal is announced and concluded. The outcome and duration of this process is presently unknown.

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

Human Capital Resources

As a multinational company our business success is dependent upon our global workforce which spans six countries. As of December 31, 2020, we employed one person directly located in Canada, and two people in the United States and engaged three persons as independent contractors, while our subsidiaries Multigioco employed 38 full-time employees located in Italy, and approximately 12 independent contractors and sales agents, Odissea employed 7 full-time employees located in Austria and 20 contractors, Ulisse employed 10 full-time employees and Virtual Generation employed 11 full time employees between Italy, Malta and its international offices. Approximately 40% of our employees are part of our technology team and 60% are involved in finance, general management and other administrative functions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be very good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully. Our recruitment programs are regionally focused, and hiring is done at a local level to ensure compliance with applicable regulations.

We also offer our employees a compensation packages with premier health and welfare programs for employees and family members. In addition, every employee is eligible for equity awards to share in the Company’s financial success. Our unlimited paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

In early March 2020, we implemented a safe work plan to protect the health of our employees in response to the COVID-19 pandemic, including closing our administrative offices. We have encouraged most of our employees to work from home, and in the meantime, we have implemented health and safety protocols in our administrative offices to ensure that we are ready for the safe return of our employees to our offices when the time comes. In order to ensure the success of our employees during the shift to remote work, we developed training resources for managers to ensure they had the proper skills to lead remote teams and provided training to employees on how to be effective while working remotely.

COVID-19 Update

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy, which measures continue in effect as of the date of this Form 10-K. Accordingly, we had temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020.

On March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and have either postponed or cancelled most professional sports events which has had an effect on our overall sports betting handle and revenues and may negatively impact our operating results.

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that currently remain in place. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. To date, due to the global resurgence of COVID-19 cases, all betting shops remain closed for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it is important to keep the economy operating, it will not remove the restrictions on social gatherings, which may affect the potential reopening of some of our land-based locations.

Corporate Information

Elys Game Technology, Corp. is a Delaware corporation incorporated on August 26, 1998. On November 2, 2020, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation to reflect our corporate name change from “Newgioco Group, Inc.” to “Elys Game Technology, Corp.”. On November 6, 2020, we filed a Certificate of Correction (“Certificate of Correction”) to the Certificate of Amendment to correct and delete the errant references in the Certificate of Amendment regarding a stockholder meeting.

We currently maintain an executive suite situated at 611 Gateway Blvd., Suite 210 San Francisco, CA, 94080, and the offices of our wholly-owned subsidiaries are located in Canada, Italy, Malta, Colombia and Austria (See Part I, Item 2. Properties). Our current subsidiaries include: Multigioco Srl (acquired on August 15, 2014), Ulisse GmbH and Odissea Betriebsinformatik Beratung GmbH (both acquired on July 1, 2016), Virtual Generation Limited (acquired on January 30, 2019), Newgioco Group, Inc. (Canada) formed on January 17, 2017 for potential future operations in Canada, Elys Technology Group Limited, a company organized under the laws of Republic of Malta on April 4, 2019 for future business opportunities in Europe, Newgioco Colombia SAS, a company organized under the laws of Colombia on November 26, 2019 to develop our operations through South and Central America, and Elys Gameboard Technologies a limited liability company organized in the State of Delaware on May 28, 2020 to develop our U.S. business operations. Our prior subsidiaries included, Rifa Srl from January 1, 2015 that was amalgamated into Multigioco with effect on January 20, 2020 and Naos Holding Limited a non-operating holding company from January 30, 2019 that was discontinued with effect on December 31, 2019. Our telephone number is 1-628-258-5148. Our corporate website address is www.elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities.

We have proprietary rights to a number of trademarks, service marks and trade names used in this Annual Report which are important to our business including “New Gioco”, “NewAleabet”, “OriginalBet”, “LovingBet” and “Elys”. Solely for convenience, the trademarks, service marks and trade names in this Annual Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

Available Investor Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended. We make available through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at www.elysgame.com. You can also request copies of such documents by contacting us at 1-628-258-5148 or sending an email to investor@elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities.

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

Risks Related to our Financial Condition

The effects of the COVID-19 pandemic have strained and negatively impact our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.

The outbreak and spread of COVID-19 and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak has caused the closures of physical locations throughout Italy where we provide our gaming services, of which closures could continue indefinitely for a significant number of these locations if the outbreak intensifies. In 2020, the cancellation of March Madness, suspension of the European Soccer Championship and NHL Hockey, the shortened NBA playoffs, the delay in the MLB season, and other events affected by the COVID-19 pandemic has had an adverse impact on our revenue. Additionally, although most major sporting events and leagues have recently recommenced, the suspension of professional sports competitions throughout the world negatively impacted our ability to offer sports gaming products, and COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown, especially in light of potential subsequent waves or new strains of the virus. Our revenue depends on the continuation of major league sports and other sporting events, and we may not generate as much revenue as we would have without the cancellations or postponements that occurred in the wake of COVID-19.

In response to the spread of COVID-19 as well as guidance from public health directives, and orders of national and local government and health authorities, we have implemented work-from-home policies to support community efforts to reduce the transmission of COVID-19 and protect employees. We implemented a number of measures to ensure employee safety and business continuity. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies have negatively impact productivity, disrupt our business and delay our progress in implementing our business plan, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2020 we had a net loss of $9.9 million after an intangible impairment charge of $4.9 million and a net loss of $9.3 million and for the year ended December 31, 2019. As of December 31, 2020 and 2019 we had accumulated deficits of $33.2 million, and $23.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. In addition, as of December 31, 2020 and 2019, our management concluded that we had a material weakness in internal control over financial reporting related to a limited segregation of duties due to our limited resources and the small number of employees. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

On May 1, 2020, our Audit Committee, following discussions with management, determined that the audited financial statements for the year ended December 31, 2018 contained in our Annual Report for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019 should no longer be relied upon. The determination of the Audit Committee to restate the above-referenced financial statements was based upon certain errors to its financial statements that were identified by management during the course of preparing our financial statements for the fiscal year ended December 31, 2019. These errors consisted primarily of the following: (i) the understatement of non-cash consolidated depreciation and amortization by $788,666; (ii) the understatement of unrealized foreign exchange losses of $178,976. In addition, the Company identified other miscellaneous immaterial adjustments amounting to $9,506. We also analyzed the impact of the aforementioned adjustments and other accumulated misstatements on the financial statements for the interim and annual periods prior to the fiscal year ended December 31, 2018, and concluded that a cumulative opening retained earnings adjustment is appropriate as the correction of the errors in each prior period would not be material individually or in the aggregate to any such prior interim or annual period. However, we concluded that correcting the cumulative impact of the errors would be material to its results of operations for the year ended December 31, 2018 and the three subsequent quarters and therefore, the Audit Committee also determined that the unaudited consolidated financial statements for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 contained in our Quarterly Reports previously filed with the SEC on May 15, 2019, August 16, 2019 and November 14, 2019 should no longer be relied upon.

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

Risks Related to Our Business

If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, or if we fail to obtain our license in the District of Columbia, our business would be materially adversely impacted, and it could result in the impairment of the carrying value of a substantial portion of our assets.

Our ability to generate revenue from gaming operations in Italy is dependent upon our ability to maintain our Italian and Austrian online and land-based licenses. We currently hold four gaming licenses upon which our business is dependent: a Bersani license, a Monti license, a GAD license and an Austrian bookmaker license. Each of the four licenses that we hold can be terminated by the regulator at any time if we fail to comply with their regulations. In addition, our GAD license that was issued to Multigioco in 2011 is up for renewal in 2021 and our Bersani and Monti land-based licenses that provides rights to seven corners and three agencies is currently up for renewal at such time as the ADM should determine (which is expected to occur between 2021 and 2023). Insofar as the renewal process for licenses is conducted through a call to tender auction process, there is no guarantee that we will be the highest bidder at auction and therefore there is no guarantee that our licenses or location will continue to operate. In addition, although our software is currently certified for use in Italy and in the U.S. for land-based application, any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify. We have also submitted our first U.S. based license application to the Office of Lottery and Gaming in the District of Columbia, which there is no assurance that we will obtain. If we are unable to renew our licenses or obtain new licenses or software recertification, our business would be materially adversely impacted, and we may need to impair the carrying value of a substantial portion of our assets.

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

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies, such as our acquisition of VG. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include:

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

We derive a significant portion of our revenue from gaming sales through our website and websites of our betting Platform clients. A decline in the popularity of our gaming websites or those of our Platform clients will negatively impact our business and risk our future growth.

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

Due to the fact that our gaming operations are concentrated within Italy, we are subject to greater risks than a gaming company that is more geographically and internationally diversified. As such, our business may be significantly affected by risks common to the Italian leisure betting market. For example, the changing government regulations on Italian gaming licenses or on the tolerance toward European licenses, as well as general economic conditions in Italy and the impact of any events that disrupt our ability to offer our products and services can adversely affect our business. We cannot control the government process that awards domestic gaming licenses to operators or the tolerance of allowing other European license holders to operate in Italy. Reductions in the number of licenses and frequency of issuing licenses by any government regulator can impact our ability to operate our business.

Our current expansion strategy, which includes expansion through VG in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States and other countries are currently indeterminable.

Our current expansion strategy includes soliciting existing licensed operators in the United States offering sports betting in states that allow sports betting to use our Platform. In September 2020, our retail sports betting solution obtained GLI certification making our technology ready for deployment in the U.S. land-based gaming segment. Furthermore, we have analyzed the technical specifications checklist supplied by GLI to verify that coding in our online product meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our online Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in 2021. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate, we expect to be well-positioned to commence processing online sports bets in the U.S. on a B2B2C basis through our Platform. However, since the certain states in the United States that allow sports betting have not yet determined what certifications will be required for our Platform to be used in such states, it is impossible for us to know with certainty whether our Platform will meet the certification requirements to operate in the United States. We also intend to expand our operations through VG in the various countries in which it operates; however, to date we have not had operations in most of those countries and there can be no assurance that our expansion in those countries will be successful.

We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.

Our future operations and successes depend in large part upon the continued service of our officers and other key employees. Changes in our management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel, including Michele Ciavarella, our Executive Chairman of the Board, Matteo Monteverdi, President and Chief Executive Officer (CEO), Alessandro Marcelli, our Vice President of Operations, and Luca Pasquini, our Vice President of Technology, all of whom provide our strategic direction. Any failure to retain our key management could negatively affect our ability to recruit and retain personnel. We do not carry key person life insurance on any of our senior management or other key personnel. In addition, our Executive Chairman of the Board is a Canadian citizen with a principal residence in Canada, and our Vice President Operations and Vice President Technology are Italian citizens with their principal residences in Italy. If they become unable or ineligible to legally travel to and work in the United States, their ability to perform some of their duties for our company could be materially adversely affected.

We must hire highly skilled technical personnel as employees and/or as independent contractors in order to develop our products. As of the date of this Annual Report, we have 69 employees and 15 independent contractors. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We increased our number of full-time and part-time employees from 15 as of August 15, 2014 to 69 as of December 31, 2020 as we have expanded our operations, completed additional business acquisitions and experienced growth in number of customers and operators. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In order to remain competitive, we must continue to invest in research and development. During the years ended December 31, 2020 and 2019, we spent approximately $1.7 million and $0.4 million for research and development, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as our acquisition of VG, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

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

We operate in a highly competitive environment and we compete for operators, customers and advertisers with numerous well-established leisure gaming operators, as well as numerous smaller and newer gaming website operators. Many of our principal competitors have substantially longer operating histories, greater financial, technical, marketing or other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution and presence than we have. Our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling such products with their other product offerings or may develop new technologies or services that are more attractive to other operators or our customers. Acquisitions and consolidation in our industry may provide our competitors with even more resources or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot effectively compete. New innovative start-ups and existing large companies that are making significant investments in research and development could also launch new products and services that are competitive with ours and that could gain market acceptance quickly. In addition, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies or providing alternative approaches to provide similar results. We also face competition for employees with the necessary technical skills.

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

Our business is highly regulated, and we are subject to many laws and regulations at the federal, provincial and local government levels in the jurisdictions in which we operate. These laws and regulations require that our operators and our operations meet various licensing, certification and other requirements, including those relating to:

•	ownership of our operators;
•	our and our operators’ relationships with sponsors and other referral sources;
•	approvals and other regulations affecting the acquisition of operators, capital expenditures or the addition of services;
•	qualifications of management and support personnel;
•	maintenance and protection of records;
•	billing for services by gaming product providers, including appropriate treatment of overpayments and credit balances;
•	privacy and security of individually identifiable personal information;
•	online gaming and gaming in general;
•	commercial advertising;
•	subscription rates; and
•	foreign investments.

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

Federal regulators in Italy are enforcing new restrictions to reduce the number of independent operators in the gaming industry, and a moratorium on new licenses for gaming operators in Italy has been implemented. The success of our business depends upon our ability to acquire operators in new regional locations throughout Italy and to continue to operate locations in Italy with our Austrian license in accordance with the existing Intra-EU business principles. The restrictions on the licensing of new operators may make it more difficult for us to locate operators that we may be able to acquire. Our inability to acquire operators and expand our operations into new regional locations throughout Italy may have a material adverse effect on our business and financial condition.

We might be required to acquire additional location rights under our licenses or acquire operators that have existing location rights under their licenses in order to remain in compliance with laws that are required to operate in Italy. Our inability to acquire such additional location rights or operators or any restrictions from using our Austrian license to operate in Italy, could result in an adverse effect on our operating results.

We expect that a significant portion of the revenue we generate in Italy could be derived from operating locations in Italy through our non-Italian license that we have acquired or may acquire in the future. Rights to land-based licenses and online licenses are only distributed during infrequent license renewal auctions held by the ADM. Since June 30, 2016, the last renewal date that passed, the ADM has postponed the renewal auction and imposed a moratorium on the issuance of new sports betting licenses and the standardization of regulations in Italy. The outcome of ongoing proceedings in the European Court of Justice regarding the application of Italian regulations for wagering under the Intra-EU model remains pending. In the Interim, the ADM is delaying the Italian license renewal process. As such, the ADM has temporarily instituted operating authorizations for pre-2016 concessions that allow operators, including Multigioco to continue to operate until the next license renewal is announced and concluded. The outcome and duration of this process is presently unknown. No assurance can be provided that our existing Austrian license, gaming website and locations of any particular operator we have acquired or that we may acquire in the future will be permitted to operate or that we will be able to acquire additional operators and increase our client base. Although we made a strategic business decision to transfer our Ulisse customer relationships from under our Austria license wherever possible to our Multigioco gaming licenses and infrastructure, our inability to operate any of our gaming websites or locations in Italy through our Austrian license, may have a material adverse effect on our business and financial condition.

Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties and may adversely affect our operations.

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the Italian and Austrian gaming regulators. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or handle (turnover), client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also be required to refund a portion of the revenue that we have received which, depending on its magnitude, may damage our reputation and relationship with regulatory agencies and may have a material adverse effect on our results of operations or cash flows.

The ADM in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for online connection to the ADM network as well as searches for nefarious programming or routers which can alter the reporting requirements of the ADM. It is possible that our acquired Austrian operator, that does not hold a domestic Italian license and is operating under inter-European business principles, could receive letters from ADM auditors requesting the payment of fines for alleged violations and errors. As such, we will incur expenses associated with responding to and appealing such requests, as well as the costs of paying any shortfalls in addition to the possible fines and penalties. Demands for payments can also occur even if an operator is acquired by means of an asset transfer. Our inability to dispute demands or pay requests for underpayments may have a material adverse effect on our financial condition and results of operations.

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

In addition, we may employ executives and managers, some of whom may have worked at other gaming companies that are or may become the subject of ADM investigations and private litigation. Such executives and managers may be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could divert our management’s attention, result in significant expenses, as well as negative publicity and adversely affect our business.

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

Risks Related to Ownership of Our Securities

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 17, 2021, the reported low sale price of our common stock was $5.38, the reported high sales price was $7.34 and the closing price was $7.21. For comparison purposes, on November 23, 2020, the price of our common stock closed at $1.49 per share. There have been no discernable announcements or developments by the company or third parties between November 23, 2020 and February 17, 2021 that could account for this fluctuation. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market generally and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our securities;
•	our ability to obtain financings to implement our business plans, including the acquisitions of operators;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
•	our ability to attract new customers;
•	the impact of COVID-19;
•	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	our inability to successfully manage our business or achieve profitability;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
•	market conditions or trends in the gaming industry; and
•	other events or factors, many of which may be out of our control.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers need to purchase of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in the common stock price of those companies and in the market and have led to the price per share of common stock of those companies trading at a significantly inflated price that is disconnected from the underlying value of the company. Many investors who have purchased shares of common stock in those companies at an inflated price face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares of common stock would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares of common stock at a rate that is significantly disconnected from our underlying value.

Future sales of shares of our common stock or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if our significant stockholders sell a large number of shares, or if our warrant holders exercise their warrants and sell the underlying shares or if we issue a large number of shares, the market price of our common stock could decline. Any issuance of additional common stock, or common stock equivalents by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock could depress the market for our shares. and make it more difficult for us to sell equity securities at any time in the future if at all.

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

Gilda Pia Ciavarella, the spouse of our Executive Chairman of the Board is the beneficial owner of 4,494,525 shares of our common stock and therefore our Executive Chairman is deemed to beneficially own approximately 23.6% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report. As a result, Ms. Ciavarella, has the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets and the ability to control the management and affairs of our company. In addition, other members of our senior management team beneficially own 14.2% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

The warrants that we issued in our 2020 public offering are speculative in nature and have certain provisions that could deter an acquisition of our company.

The warrants that we issued in our 2020 public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price, subject to certain adjustments. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their exercise price. Furthermore, each warrant will expire five years from the original issuance date. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

In addition to the provisions of our certificate of incorporation and our bylaws, certain provisions of the warrants issued in our 2020 public offering could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company maintains an executive suite located at 611 Gateway Blvd. Suite 210, San Francisco, CA 94080, and a Canadian office at 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada. The Company pays approximately $269 per month for an executive suite situated in San Francisco, California and pays no rent for the office situated in Toronto, Ontario.

Our subsidiary Multigioco rent office space on a year by year basis located at Via Macchia dello Sterparo 31, Frascati, Rome, for approximately $2,200 per month. The office is used primarily for administrative functions. There are no gaming operations carried out at this office.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information and Stockholder Matters

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “ELYS”.

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

Please see the section captioned "Risk Factors" for more information and risks related to ownership of our securities

Shareholders

As of April 5, 2021, there were an estimated 53 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Description of our securities

Common Stock

As of April 5, 2021, 21,974,931 shares of our common stock were issued and outstanding, which were held by 53 holders of record.

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

Preferred Stock

As of December 31, 2020, we have authorized 5,000,000 preferred shares. We currently have no shares of preferred stock issued and have no plans to issue any shares of preferred stock at present.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which initially provided for a maximum of 1,150,000 shares of common stock that may be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards. In November 2020, our stockholders approved an amendment to the 2018 Equity Incentive Plan (Amendment No. 1) to increase by 1,850,000 the number of shares that may be granted as awards under the 2018 Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	974,938	$2.29	2,025,062

Equity compensation plans not approved by security holders	648,000	$1.84	—
Total	1,622,938	$2.11	2,025,062

See Item 11. - Executive Compensation for additional equity compensation plan information.

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Warrants

As of December 31, 2020, there were outstanding warrants to purchase up to 2,053,145 shares of our common stock at a weighted average exercise price of $2.63 per share exercisable between May 31, 2020 and September 3, 2025. The warrants provide for adjustment to the exercise price and number of shares of common stock issuable upon exercise of the warrant in the case of any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

Debentures

On December 31, 2020, we had outstanding an aggregate principal amount of $27,442, plus accrued interest thereon of approximately $7,105 of the convertible debentures that were issued between February 26, 2018 and May 31, 2018 after approximately $738,389 ($634,431 principal plus $103,958 accrued interest) of convertible debentures were redeemed for 230,326 of the Company’s common stock between January 1, 2020 and December 31, 2020. Each convertible debenture bears interest at a rate of 10% per annum, is due two years after their date of issuance and with principal and accrued interest convertible into shares of our common stock at a conversion price of $3.20 per share.

We issued to the former stockholders of VG a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) commencing February 2019; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019. As of December 31, 2020, we have issued to such former stockholders of Virtual Generation 562,605 shares of common stock, representing payment of €1,411,000 (approximately $1,572,196) under the note.

In addition, pursuant to the terms of the Purchase Agreement that we entered into with VG, we agreed to pay the former stockholders of VG as an earnout payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by the users through the VG platform related to our 2019 fiscal year were at least 5% higher than the amounts of bets made by the users through the VG platform related to our 2018 fiscal year. Based on the 18,449,380 tickets sold in 2019 the VG sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

Recent Sales of Unregistered Securities.

The following information sets forth certain information with respect to all securities that we have sold during fiscal year ended December 31, 2020. We did not pay any commissions in connection with any of these sales.

During the year ended December 31, 2020, we issued an aggregate of 221,370 shares of common stock to the sellers of Virtual Generation pursuant to the terms of a Securities Purchase Agreement as disclosed in Note 3 to the financial statements, and an additional 132,735 shares of common stock in terms of the earnout payment discussed above.

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

Purchases of Equity Securities by the Registrant

None

Anti-Takeover Provisions of Delaware Law, our Certificate of Incorporation and our Bylaws

We are governed by the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	the transaction was approved by the Board of Directors prior to the time that the stockholder became an interested stockholder;
•	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
•	at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by the Board of Directors and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

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

(2)	Limitations of Director Liability and Indemnification of Directors, Officers and Employees

The Amended and Restated Certificate of Incorporation limits the liability of directors to the fullest extent permitted by Delaware General Corporation Law. The Amended and Restated Certificate of Incorporation provides that directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our stockholders;
•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	transaction from which the directors derived an improper personal benefit.

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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report. All amounts in this Annual Report are in U.S. dollars, unless otherwise noted.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We are a licensed gaming Operator in the regulated Italian leisure betting market holding an “online”, “retail” and “CTD retail” Austria Bookmaker license through our Multigioco, and Ulisse subsidiaries, respectively. As an Operator, we collect gaming wagers and sports bets through two distribution channels: (i) online through websites on internet browsers, mobile applications and physical venues known as “web-shops” (internet cafes; kiosks, coffee-shops, convenience stores, restaurants and bars, etc.) where patrons can play online through PC’s situated at each venue, and (ii) through physical land-based retail venues (off-track betting shops, SSBT (“self-serve betting terminal”) kiosks, coffee-shops, convenience stores, restaurants, taverns and bars, etc.). Our prior subsidiary Rifa was amalgamated into Multigioco with effect on January 20, 2020.

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

Our corporate group is based in North America, which includes an executive suite situated in San Francisco, California and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

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

Currently, transaction revenue generated through our subsidiaries Multigioco and Ulisse, consist of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through Multigioco and Ulisse. Our subsidiary Rifa was amalgamated into Multigioco with effect on January 20, 2020.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2020, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary in the following countries: Italy, Peru, Nigeria, Colombia, Dominican Republic, Uganda, Kenya, Zimbabwe, and the United States in Puerto Rico. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

This Management’s Discussion and Analysis includes a discussion of our operations for the year ended December 31, 2020 and 2019, which reflects the operations of VG and Naos for the eleven months of the year ended December 31, 2019. Our prior non-operating holding company subsidiary Naos was discontinued with effect on December 31, 2019.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy, which measures continue in effect as of the date of this Form 10-K. Accordingly, we had temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and negatively impacted the Company’s operating results.

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that currently remain in place. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. To date, due to the global resurgence of COVID-19 cases, all betting shops remain closed for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it is important to keep the economy operating, it will not remove the restrictions on social gatherings, which may affect the potential reopening of some of our land-based locations.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, and we expect that a significant number of locations will not re-open once the shutdown is lifted. The duration and scope of the COVID-19 outbreak worldwide, including the impact to the state and local economies is not precisely determinable at this time.

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

Between December 18, 2020 and March 26, 2021, warrant holders exercised warrants to purchase 4,807,044 shares of common stock for gross proceeds of $12,548,731 at an average exercise price of $2.61 per share.

Results of Operations

Results of operations for the years ended December 31, 2020 and December 31, 2019.

The comparisons below include a discussion of our operations for the years ended December 31, 2020 and 2019, which includes the results of operations of VG and Naos, subsequent to their acquisition on January 31, 2019. Our prior subsidiary Rifa was amalgamated into Multigioco with effect on January 20, 2020 and our prior non-operating holding company subsidiary Naos was discontinued with effect on December 31, 2019.

Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2020 and 2019. Net Gaming Revenues represents turnover (also referred to as “handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities. Commission and service revenues represent commissions on lotto ticket sales and revenue invoiced for our Platform service and royalties invoiced for the sale of virtual products.

	Years Ended
	December 31, 2020	December 31, 2019	Increase/ (decrease)	Percentage change
Turnover
Web-based	$505,369,803	$328,385,837	$176,983,966	53.9%
Land-based	68,888,592	125,747,337	(56,858,745)	(45.2)%
Total Turnover	574,258,395	454,133,174	120,125,221	26.5%

Winnings/Payouts
Winnings web-based	473,794,175	309,214,993	164,579,182	53.2%
Winnings land-based	56,467,865	105,011,619	(48,543,754)	(46.2)%
Total Winnings/payouts	530,262,040	414,226,612	116,035,428	28.0%

Gross Gaming Revenues	43,996,355	39,906,562	4,089,793	10.2%

Less: ADM Gaming Taxes	6,874,752	4,697,085	2,177,667	46.4%
Net Gaming Revenues	37,121,603	35,209,477	1,912,126	5.4%
Betting platform software and services	144,764	373,654	(228,890)	(61.3)%

Total Revenues	$37,266,367	$35,583,131	$1,683,236	4.7%

The Company generated total revenues of $37,266,367 and $35,583,131 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,683,236 or 4.7%.

The change in total revenues is primarily due to the following:

Web-based turnover increased by $176,983,966 or 53.9%. The increase was due to the significant number of new online players acquired through web-shops opened in the second half of 2019, while the physical betting shops were closed for a significant portion of the current year due to the pandemic. The increase over the prior period was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19. The shops temporarily reopened from June 19, 2020 until November 2020 when the Italian government imposed new lockdowns that are currently in place and the shops remain closed as of the date of this Form 10-K. As a consequence of the stay-home mandate, many customers continued using web-based channels. The impact was significant for our Ulisse operation and Multigioco land-based operation whose turnover is derived from physical betting shops, while our Multigioco online web based platform saw significant growth as we do not rely solely on physical betting shops. We expect the business mix to continue to trend towards web-based channels, but we still expect quarterly growth for the foreseeable future as we gain market share. The ratio of payouts on online turnover improved from 94.2% in the prior period to 93.8%. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $56,858,745 or 45.2%. The decrease over the prior period was impacted by the shutdown of betting shops in Italy that started on March 8, 2020 due to COVID-19. The shops temporarily reopened from June 19, 2020 until November 2020 when the Italian government imposed new lockdowns that are currently in place and the shops remain closed as of the date of this Form 10-K. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was offset by increased online based gaming in both Multigioco and Ulisse. We expect the business mix to trend towards web-based channels, however we still expect growth for the foreseeable future as we gain market share. The ratio of payouts on land-based turnover improved from 83.5% in the prior period to 82.0% in the current period. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Gaming taxes increased by $2,177,667 or 46.4% over the prior year. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 15.6% for the year ended December 31, 2020 is significantly higher than the 11.8% for the year ended December 31, 2019, respectively, and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24.7% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy. This effect was due to the temporary shutdown of all of Ulisse CTD retail betting locations during the COVID-19 related lockdown in Italy.

Service revenues decreased by $228,890 or 61.3%. Our Platform services customer base is currently limited primarily to services provided to external international retail customers and internal group operations of Multigioco, Ulisse and VG, that were impacted by the COVID-19 pandemic. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $26,109,221 and $25,583,913 for the years ended December 31, 2020 and 2019, respectively, an increase of $525,308 or 2.1%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. Due to a concerted effort to manage the rates at which we agree to pay commissions to selling agents, based on a 26.5% increase in turnover during the year ended December 31, 2020, our percentage of selling expenses to turnover was approximately 4.5%, compared to 5.6% for the year ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses were $13,789,391 and $12,995,133 for the years ended December 31, 2020 and 2019, respectively, an increase of $794,258 or 6.1%. The increase in general and administrative expenditure includes an increase in stock based compensation expense of $317,400 due to the number of options issued to senior management, directors and strategic employees during the current year, an increase in predominantly unrealized foreign exchange losses of $383,785 due to the deterioration of the U.S. dollar against the Euro during the current year, offset by a net reduction in bonus expense of $126,518 in our U.S. operations during the current year and other immaterial movements in general and administrative expenses.

Impairment of license

During the current year, the agency/CTD locations have been negatively impacted by the COVID-19 pandemic resulting in the temporary closure of all of these locations for the majority of the 2020 fiscal period. These locations remain closed as of the date of this Annual Report. We made a strategic business decision to transfer our agency/CTD customer relationships in Italy from our Ulisse operation to Multigioco wherever possible, using the Multigioco gaming licenses and infrastructure.

As a result, we evaluated the indefinite life intangible license in Ulisse, in terms of ASC 350 and determined that the value of the Ulisse Bookmaker license, which is not transferable to Multigioco, is not supported by the forecasted cash flows of the Ulisse operation at present. Accordingly, our evaluation resulted in an impairment of license charge of $4,900,000 for the year ended December 31, 2020. We had no impairment charge for the year ended December 31, 2019.

Loss from Operations

The loss from operations was $7,532,245 and $2,995,915 for the years ended December 31, 2020 and 2019, respectively, an increase of $4,536,330 or 151.4%. The increase in loss from operations is primarily due to the following: (i) the impairment of the Ulisse license of $4,900,000; (ii) an increase of $525,308 in selling expenses, which are based on turnover that had increased by 26.5% while payouts to customers had increased by 28%, and the shift in our business to our Multigioco operation, which attracts higher gaming taxes than Ulisse that resulted in revenue increasing by only 4.7% or $1,683,236; and (iii) an increase in general and administrative expenses of $794,258, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $328,663 and $972,443 for the years ended December 31, 2020 and 2019, respectively, a decrease of $643,780 or 66.2%. The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior year period. During August and September 2020, we repaid $2,463,912 of convertible debentures out of the proceeds of the Offering conducted in August 2020.

Amortization of debt discount

Amortization of debt discount was $818,182 and $4,154,922 for the years ended December 31, 2020 and 2019, respectively, a decrease of $3,336,740 or 80.3%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior period, resulting in accelerated amortization and the maturity of the convertible notes in May 2020, resulting in full amortization of the convertible note discount during the quarter ended June 30, 2020.

Virtual Generation bonus earnout

The Virtual Generation bonus earnout was $0 and $561,351 for the years ended December 31, 2020 and 2019, respectively, a decrease of $561,351 or 100%. In terms of the Securities Purchase Agreement entered into with the Virtual Generation sellers in January 2019, the sellers were entitled to an additional payment of €500,000 on achievement of a growth on gross tickets sold of 5%. This contingent bonus earnout was not included in the original purchase consideration as we considered that the possibility of achieving the 5% growth in gross tickets was remote.

Loss on share issuances

Loss on share issuances was $0 and $44,063 for the years ended December 31, 2020 and 2019, respectively, a decrease of $44,063 or 100%. The loss on share issuances was primarily related to shares issued to certain convertible debenture holders to induce them to transfer their convertible debentures to another holder.

Other income

Other income was $165,375 and $149,565 for years ended December 31, 2020 and 2019, respectively, an increase of $15,810 or 10.6%. Other income represent several individually insignificant amounts received during the year.

Other expense

Other expense was $86,933 and $0 for the years ended December 31, 2020 and 2019, respectively, an increase of $86,933 or 100%. Other expense represents several individually insignificant amounts such as minor fines and penalties and non-operational commitments not related to operations, expensed during the year.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $719,390 and $0 for the years ended December 31, 2020 and 2019, respectively, an increase of $719,390 or 100%. In May 2020, we issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise resulting in a non-cash charge of $719,390. These warrants were valued using a Black-Scholes valuation model that were recorded as a discount against the gross value of the convertible debentures with the following assumptions: no dividend yield, expected volatility of between 139.5% and 183.5%, risk free interest rate between 0.16% and 0.19% and warrant life of approximately 2 - 3 years.

Gain (Loss) on Marketable Securities

The gain on marketable securities was $290,000 and the loss on marketable securities was $97,500 for the years ended December 31, 2020, and 2019, respectively, an increase of $387,500 or 397.4%. The gain and loss on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each period. The shares in Zoompass were acquired by the Company as settlement of the litigation matter.

Loss Before Income Taxes

Loss before income taxes was $9,030,038 and $8,676,629 for the years ended December 31, 2020 and 2019, respectively, an increase of $353,409 or 4.1%. The increase is primarily attributable to the increase in the loss from operations, as discussed above, offset by a decrease in interest expense and a decrease in the amortization of debt discount and the gain on marketable securities o as discussed above.

Income Tax Provision

The income tax provision was $906,644 and $598,176 for the years ended December 31, 2020 and 2019, respectively, an increase of $308,468 or 51.5%. The increase is primarily due to the withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (approximately $162,000), and an increase in the operational tax charge during the current year in our Multigioco operations.

Net Loss

Net loss was $9,936,682 and $9,274,805 for the years ended December 31, 2020 and 2019, respectively, an increase of $661,877 or 7.1%, due to the reasons discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidies is the Euro, the local currency in Italy and Austria, the functional currency of our Canadian subsidiary is the Canadian dollar and the functional currency of our Colombian operations is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation gain of $444,665 and a foreign currency translation loss of $119,286 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The closing of physical betting shop locations that occurred as a result of orders imposed due to the COVID-19 outbreak did not affect our online and mobile business operations, which mitigated some of the impact of the closure of the physical locations. On March 8, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events. Although most major sporting events and leagues have recently recommenced, the suspension of professional sports competitions throughout the world negatively impacted our ability to offer sports gaming products and COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown, especially in light of potential subsequent waves or new strains of the virus.

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that currently remain in place. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. To date, due to the global resurgence of COVID-19 cases, all betting shops remain closed for business, however the Italian Government is closely monitoring the pandemic and has indicated that although it is important to keep the economy operating, it will not remove the restrictions on social gatherings, which may affect the potential reopening of some of our land-based locations.

Our revenue continues to depend on the continuation of major league sports and other sporting events, and we may not generate as much revenue as we would have without the cancellations or postponements that occurred in the wake of COVID-19 which has had an effect on our overall sports betting handle and revenues and has negatively impacted our operating results. However, the specific impact is not readily determinable as of the date of this Annual Report.

Assets

On December 31, 2020, we had total assets of $35,857,979 compared to total assets of $27,825,182 on December 31, 2019. The increase is primarily related to the increase in cash balances after closing the underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share, and the subsequent exercise of warrants for 3,321,226 shares of common stock for gross proceeds of $8,541,896, and the use of proceeds from promissory notes, related party of $108,056 was applied to the warrant exercise. In addition, we impaired our indefinite life license in Ulisse by $4,900,000 based on an assessment performed in terms of ASC 350, using fair value assumptions.

Liabilities

On December 31, 2020, we had total liabilities of $15,701,626 compared to $19,023,897 on December 31, 2019. The decrease is attributable to the repayment of deferred purchase consideration of $1,577,010 and the conversion and repayment of convertible debentures of $739,004 and $2,778,349, respectively, offset by an increase in gaming accounts payable and accrued liabilities of $1,282,510.

Working Capital

We had $18,945,817 in cash and cash equivalents on December 31, 2020 compared to $5,182,598 on December 31, 2019.

We had a working capital surplus of $7,879,631 as of December 31, 2020 and a working capital deficit of $9,153,291 on December 31, 2019. The increase in the working capital surplus is primarily due to the proceeds raised on the underwritten public offering of $8,966,122 and the subsequent exercise of warrants for gross proceeds of $8,541,896.

We maintain a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, which bears a fixed rate of interest of 3% on the outstanding balance with an interest only monthly minimum payment, no maturity or due date and is secured by a $1,000,000 security deposit. The outstanding balance on the Metropolitan Commercial Bank facility on December 31, 2020 was $500,000.

We intend to embark on an aggressive roll out of our operation in the US markets over the next twenty four months and anticipate that we will need cash of approximately $10 million to $15 million to execute this successfully and to fund our increasing working capital requirements. We believe that our existing cash resources together with the revenue from operations will be sufficient to fund existing operations over the next twelve months from the date hereof. Historically, we have primarily financed our operations through revenue generated from providing online and land-based gaming products, services, and Platform services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of December 31, 2020, we had accumulated deficit of $33,178,517 compared to accumulated deficit of $23,241,835 on December 31, 2019.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $165,493 and $145,520 for the years ended December 31, 2020 and 2019, respectively. The $19,973 increase in cash used in operating activities is primarily related to; (i) the increase in net loss of $661,877; (ii) the movement in cash generated from working capital decreased by $552,932; offset by (iii) the increase in movement of non-cash items of $1,194,835 of which the movement in amortization of debt discount represents $(3,336,740) and the movement in impairment of license represents $4,900,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2020 was $291,501 and $468,348 for the year ended December 31, 2019, the decrease over the prior year is due to the acquisition of Virtual Generation of $216,150 in the prior year, and plant and equipment purchases increased by $39,303 over the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the for the year ended December 31, 2020 was $12,711,416 and net cash used in financing activities for the year ended December 31, 2019 was $479,445. We raised funding through the underwritten public offering of $8,966,122 and the subsequent exercise of warrants for gross proceeds of $8,541,896, offset by the repayment of debentures of $2,778,349 and deferred purchase consideration of $1,577,010.

Contractual Obligations

Contractual obligations consist of the following:

•	A cash obligation to repay Virtual Generation Promissory notes of $407,562, subsequently settled after year end.
•	Repayment of convertible debentures denominated in CDN $25,000 issued in the first and second quarters of 2018 that have already matured and subsequently settled of $34,547.

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

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta, Colombia and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our corporate expenditures are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro and Colombian Pesos. Changes and fluctuations in the foreign exchange rate between the Euro and the U.S. dollar, the Canadian dollar and the U.S. dollar and the Colombian Peso and the US Dollar, will have an effect on our results of operations.

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

ELYS TECHNOLOGY GROUP, CORP

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Elys Game Technology, Corp.

130 Adelaide St. W, Suite 701

Toronto, Ontario M5H 2K4

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elys Game Technology, Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Goodwill and Intangibles

As of December 31, 2020, the Company carried intangible assets in the amount of $10.3 million and goodwill in the amount of $1.7 million as more fully described in Notes 7 and 8 to the consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount. For impairment testing of indefinite-lived intangibles (Ulisse Bookmaker License) the Company estimates the fair value of the underlying single asset which is then compared to its carrying value. The Company determines the fair value of the reporting units and the indefinite-lived intangible asset using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital (WACC).

We identified the impairment assessment for goodwill and intangible assets as a critical audit matter because of the significant estimates and assumptions management makes as part of the quantitative assessment to estimate the fair value of the reporting unit (goodwill) and the single asset (indefinite-lived intangible asset). The income approach requires significant management assumptions such as assumptions used in the cash flow forecast and the WACC. Auditing these significant assumptions and judgments involved a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Assessing management's forecast including testing the completeness, accuracy and relevance of underlying data and evaluating significant management assumptions.
•	Performing a sensitivity analysis on significant assumptions and evaluating the impact on the fair value that would result from change in the assumptions.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value model, (ii) evaluating the reasonableness of certain assumptions used including the WACC, and (iii) assessing the reasonableness of the WACC by developing independent estimates and comparing estimates to those utilized by management.

Zurich, Switzerland, April 12, 2021

BDO AG

Christoph Tschumi	ppa. Marc Furlato

We have served as the Company's auditor since 2019.

ELYS GAME TECHNOLOGY, CORP

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$18,945,817	$5,182,598
Accounts receivable	162,141	152,879
Gaming accounts receivable	1,455,710	1,242,005
Prepaid expenses	327,190	221,547
Related party receivable	1,519	4,123
Other current assets	301,289	461,398
Total Current Assets	21,193,666	7,264,550

Non - Current Assets
Restricted cash	1,098,952	1,549,917
Property, plant and equipment	489,591	520,725
Right of use assets	687,568	792,078
Intangible assets	10,257,582	15,857,027
Goodwill	1,663,120	1,663,385
Marketable securities	467,500	177,500
Total Non - Current Assets	14,664,313	20,560,632
Total Assets	$35,857,979	$27,825,182

Current Liabilities
Bank overdraft	$3,902	$—
Line of credit - bank	500,000	1,000,000
Accounts payable and accrued liabilities	7,961,146	6,800,765
Gaming accounts payable	3,084,768	1,735,650
Taxes payable	946,858	298,476
Advances from stockholders	565	2,551
Deferred purchase consideration, net of discount of $7,761 and $120,104	17,673	1,682,280
Deferred purchase consideration, Related Party, net of discount of $5,174 and $80,069	376,954	1,199,361
Debentures, net of discount of $0 and $627,627	34,547	3,361,337
Operating lease liability	238,899	200,866
Financial lease liability	10,511	12,476
Bank loan payable – current portion	138,212	124,079
Total Current Liabilities	13,314,035	16,417,841

Non-Current Liabilities
Deferred tax liability	1,222,513	1,315,954
Operating lease liability	416,861	548,747
Financial lease liability	17,265	25,025
Bank loan payable	66,885	96,786
Other long-term liabilities	664,067	619,544
Total Non – Current Liabilities	2,387,591	2,606,056
Total Liabilities	15,701,626	19,023,897

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 20,029,834 and 11,949,042 shares issued and outstanding as of December 31, 2020 and 2019	2,003	1,194
Additional paid-in capital	53,064,919	32,218,643
Accumulated other comprehensive income	267,948	(176,717)
Accumulated deficit	(33,178,517)	(23,241,835)
Total Stockholders' Equity	20,156,353	8,801,285
Total Liabilities and Stockholders’ Equity	$35,857,979	$27,825,182

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended December 31,
	2020	2019

Revenue	$37,266,367	$35,583,131

Costs and Expenses
Selling expenses	26,109,221	25,583,913
General and administrative expenses	13,789,391	12,995,133
Impairment of license	4,900,000	12,995,133
Total Costs and Expenses	44,798,612	38,579,046

Loss from Operations	(7,532,245)	(2,995,915)

Other (Expenses) Income
Interest expense, net	(328,663)	(972,443)
Amortization of debt discount	(818,182)	(4,154,922)
Virtual Generation bonus earnout	—	(561,351)
Loss on share issuances	—	(44,063)
Other income	165,375	149,565
Other expense	(86,933)	—
Loss on extinguishment of convertible debt	(719,390)	—
Gain (loss) on marketable securities	290,000	(97,500)
Total Other Expenses	(1,497,793)	(5,680,714)

Loss Before Income Taxes	(9,030,038)	(8,676,629)
Income tax provision	(906,644)	(598,176)
Net Loss	$(9,936,682)	$(9,274,805)

Other Comprehensive Loss
Foreign currency translation adjustment	444,665	(119,286)

Comprehensive Loss	$(9,492,017)	$(9,394,091)

Loss per common share – basic and diluted	$(0.71)	$(0.91)
Weighted average number of common shares outstanding – basic and diluted	14,047,725	10,226,432

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2018	9,442,537	$944	$23,962,920	$(57,431)	$(13,967,030)	$9,939,403
Shares issued on conversion of convertible debentures	1,866,467	187	5,972,321	—	—	5,972,508
Common stock issued to settle deferred purchase consideration	341,235	34	1,027,279	—	—	1,027,313
Common stock issued to settle liabilities	284,721	28	1,009,953	—	—	1,009,981
Bonus shares issued to convertible debenture holders	14,082	1	45,064	—	—	45,065
Stock based compensation expense	—	—	201,106			201,106
Foreign currency translation adjustment	—	—	—	(119,286)	—	(119,286)
Net loss	—	—	—	—	(9,274,805)	(9,274,805)

Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285
Shares issued on conversion of convertible debentures	230,326	23	738,981	—	—	739,004
Common stock issued to settle deferred purchase consideration	354,105	36	1,207,409	—	—	1,207,445
Common stock issued to settle liabilities	8,469	1	46,665	—	—	46,666
Public offering proceeds	4,166,666	417	10,005,832	—	—	10,006,249
Expenses related to public offering	—	—	(1,040,127)	—	—	(1,040,127)
Proceeds from warrants exercised	3,278,004	328	8,541,568	—	—	8,541,896
Promissory note, related party applied to warrant exercise	43,222	4	108,052	—	—	108,056
Fair value of warrants issued on debt extension	—	—	719,390	—	—	719,390
Stock based compensation expense	—	—	518,506			518,506
Foreign currency translation adjustment	—	—	—	444,665	—	444,665
Net loss	—	—	—	—	(9,936,682)	(9,936,682)
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(9,936,682)	$(9,274,805)

Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	1,058,113	946,185
Amortization of debt discount	818,182	4,154,922
Impairment of license	4,900,000	—
Non-cash interest	216,268	745,762
Virtual Generation bonus earnout	—	561,351
Unrealized (gain) loss on marketable securities	(290,000)	97,500
Stock based compensation expense	518,506	201,106
Loss on extinguishment of convertible debt	719,390	—
Bonus shares issued to debenture holders	—	45,065
Gain on settlement of liabilities	—	(1,003)
Bad debt expense	13,051	—
Deferred taxation movement	(93,441)	(85,654)

Changes in Operating Assets and Liabilities
Prepaid expenses	(97,913)	(90,353)
Accounts payable and accrued liabilities	78,013	2,973,916
Accounts receivable	(55,750)	(95,147)
Gaming accounts receivable	(53,047)	(240,559)
Gaming accounts payable	1,282,510	701,029
Taxes payable	580,224	(438,235)
Due from related parties	(302)	—
Other current assets	187,390	(368,894)
Long term liabilities	(10,005)	22,294
Net Cash (used in) Operating Activities	(165,493)	(145,520)

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment, and intangible assets	(291,501)	(252,198)
Acquisition of Virtual Generation, net of cash of $47,268	—	(216,150)
Net Cash used in Investing Activities	(291,501)	(468,348)

Cash Flows from Financing Activities
Proceeds from public offering, less expenses related to public offering of $1,040,127	8,966,122	—
Proceeds from warrants exercised	8,541,896
Proceeds from bank overdraft	3,641	—
Proceeds from bank credit line	—	250,000
Repayment of bank line of credit	(500,000)
Repayment of bank loan	(62,364)	(118,336)
Repayment of debentures	(2,778,349)	—
Proceeds from promissory note – related party	300,000	—
Repayment of promissory note- related party	(200,000)	—
Proceeds from Government relief loan	30,146	—
Deferred purchase price payments	(1,577,010)	(672,871)
Proceeds from finance leases	—	14,989
Repayment of finance leases	(12,666)	(11,371)
Advance from related party	—	58,144
Net Cash provided by (used in) Financing Activities	12,711,416	(479,445)

Effect of change in exchange rate	1,057,832	(24,614)

Net increase (decrease) in cash	13,312,254	(1,117,927)
Cash and cash equivalents and restricted cash– beginning of the year	6,732,515	7,850,442
Cash and cash equivalents and restricted cash – end of the year	$20,044,769	$6,732,515

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statements of Cash Flows

Cash and cash equivalents	$18,945,817	$5,182,598
Restricted cash included in non-current assets	1,098,952	1,549,917
Total cash and cash equivalents at end of year	$20,044,769	$6,732,515

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$741,510	$227,006
Income tax	$359,863	$884,295
Supplemental cash flow disclosure for non-cash activities
Conversion of convertible debt to common stock	$739,004	$5,972,508
Promissory note, related party, applied to warrant exercise	108,056	—
Deferred purchase consideration on acquisition of Virtual Generation	$—	$3,828,133
Deferred purchase consideration settled by the issuance of common stock	$1,207,445	$1,027,313
Settlement of liabilities by the issuance of common stock	$46,666	$1,009,981

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

1. Nature of Business

On November 2, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect its corporate name change from Newgioco Group, Inc. to Elys Game Technology, Corp.

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”) is an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. The Company is an Italian and Austrian licensed gaming operator in the regulated Italian leisure betting market offering gaming services, including a variety of lottery, casino gaming and sports betting products through two distribution channels: an online channel and a land-based retail channel. Additionally, the Company is a global gaming technology company (known as a “Provider”), which owns and operates a betting software designed with a unique “distributed model” (“shop-client”) software architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system and sports book.

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

In January 2019, in connection with the acquisition of VG, the Company acquired Naos Holdings Limited. The Company distributed all of the earnings of Naos Holdings Limited and the remaining Naos legal entity was dissolved with effect from December 31, 2019.

The operations of the Company’s prior subsidiary, Rifa Srl, were absorbed into the operations of Multigioco Srl with effect from January 30, 2020, and the remaining Rifa legal entity was dissolved with effect from January 20, 2020.

The Company operates in two lines of business: (i) provider of certified betting platform software services to leisure betting establishments in Italy and 9 other countries and; (ii) the operating of web based as well as land-based leisure betting establishments situated throughout Italy. The Company’s operations are carried out through the following three geographically organized groups:

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and
c)	a corporate group which is based in North America and maintains an executive suite in San Francisco, California and a Canadian office in Toronto, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

For the purposes of its listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accord with U.S. GAAP.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

e) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived intangible assets and goodwill, the collectability of receivables, leasing arrangements, convertible debentures, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

The Company determined that the conversion feature of the convertible debt issued in May 2018 did not qualify as a derivative liability and is not bifurcated from the host instrument but contains a beneficial conversion feature.

i) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 and 2019, respectively.

The Company primarily places cash balances in the U.S. with high-credit quality financial institutions located in the United States which are insured by the Federal Deposit Insurance Corporation up to a limit of $250,000 per institution, in Canada which are insured by the Canadian Deposit Insurance Corporation up to a limit of CDN $100,000 per institution, in Italy which is insured by the Italian deposit guarantee fund Fondo Interbancario di Tutela dei Depositi (FITD) up to a limit of €100,000 per institution, and in Germany which is a member of the Deposit Protection Fund of the Association of German Banks (Einlagensicherungsfonds des Bundesverbandes deutscher Banken) up to a limit of €100,000 per institution.

j) Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded a bad debt expense of $90,705 and $163,942 for the years ended December 31, 2020 and 2019, respectively. All balances previously recorded as allowance for doubtful accounts were written off as uncollectible.

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

l) Long Lived Assets

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

The Ulisse Bookmaker License has no expiration date and is therefore not amortized but is tested from impairment on an annual basis in terms of ASC 350 using estimated fair value.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

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

The Company annually assesses whether the carrying value of its reporting unit exceeds its fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of the reporting unit exceeds its fair value. If the carrying amount of the reporting unit exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.

In terms of ASC 350, the Company skipped the requirement to perform a qualitative assessment and performed a quantitative assessment on its goodwill as of December 31, 2020 and determined that an impairment was not considered necessary.

p) Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operation leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in plant and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method.

Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operational lease liability raised at the date of lease inception. The right of use asset and the operational lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

q) Income Taxes

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

In Italy, tax years beginning 2016 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2016 forward, are subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

r) Revenue Recognition

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

s) Stock-Based Compensation

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

u) Earnings Per Share

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

v) Related Parties

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

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). The Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

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

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments, if any, and the derivative liabilities, if any, associated with these convertible instruments.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

x) Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land based leisure betting establishments situated throughout Italy, and
(ii)	provider of certified betting Platform software services to leisure betting establishments in Italy and 9 other countries.

y) Comparative

Certain expenses amounting to $2,000,579, classified as selling expenses in the prior year were reclassified as general and administrative expenses for comparative purposes. These expenses are related to operating our betting platforms and are more accurately reflected as general and administrative expenses, in line with our current operations.

These reclassifications had no impact on net loss or comprehensive loss.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

3. Acquisition of subsidiaries

Virtual Generation Limited (“VG”) Acquisition

On January 30, 2019, the Company entered into a Share Exchange Agreement (“VG SPA”), with the shareholders of Virtual Generation (“VG”) organized under the laws of Republic of Malta (the “Sellers”) and acquired all of the issued and outstanding ordinary shares of VG., together with all the ordinary shares of Naos Holding Limited, a company organized under the laws of Republic of Malta (“Naos”) that owned 3,999 of the 4,000 issued and outstanding ordinary shares of VG. VG owns and has developed a virtual gaming software platform. The prior non-operating holding company subsidiary Naos was discontinued with effect on December 31, 2019.

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the sellers of VG an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Based on the 18,449,380 tickets sold in 2019 the VG sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020. The earnout payment was considered remote at the time of entering into the transaction and was not recorded as a component of deferred purchase consideration, accordingly it has been expensed through the Statement of Operations for the year ended December 31, 2019.

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

 ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

4. Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against a bank loan with Intesa Sanpaolo Bank for Multigioco as well as Wirecard Bank as a security deposit for Ulisse betting operations.
•	The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $500,000 line of credit. See Note 10.

5. Plant and equipment

	December 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$67,004	$(27,297)	$39,707	$32,405
Computer and office equipment	978,113	(730,541)	247,572	312,824
Fixtures and fittings	296,971	(242,506)	54,465	57,598
Vehicles	106,580	(43,198)	63,382	72,526
Computer software	194,577	(110,112)	84,465	45,372
	$1,643,245	$(1,153,654)	$489,591	$520,725

The aggregate depreciation charge to operations was $354,552 and $283,497 for the years ended December 31, 2020 and 2019, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Operating leases

Real estate agreements

The Company has several property lease agreements in Italy and Austria which have terms in excess of a twelve month period, these property leases are for our administrative operations in these countries. The Company does not and does not intend to take ownership of the property at the end of the lease term.

Vehicle agreements

The Company leases several vehicles for business use purposes, the terms of these leases range from twenty four to thirty six months. The Company does not and does not intend to take ownership of the vehicles at the end of the lease term.

Finance Leases

Office equipment agreements

The Company has entered into several finance leases for office equipment, the term of these leases range from thirty six to sixty months. The Company takes ownership of the office equipment at the end of the lease term.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

6. Leases (continued)

Right of use assets

Right of use assets are included in the consolidated balance sheet are as follows:

	December 31, 2020	December 31, 2019
Non-current assets
Right of use assets - operating leases, net of amortization	$687,568	$792,078
Right of use assets - finance leases, net of depreciation – included in property, plant and equipment	$27,119	$37,091

Lease costs consists of the following:

	Year ended December 31,
	2020	2019
Finance lease cost:	$14,040	$13,292
Amortization of right-of-use assets	12,870	11,890
Interest expense on lease liabilities	1,170	1,402

Operating lease cost	265,081	210,881

Total lease cost	$279,121	$224,173

Other lease information:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,170)	$(1,252)
Operating cash flows from operating leases	(265,081)	(210,881)
Financing cash flows from finance leases	(12,666)	(11,371)

Right-of-use assets obtained in exchange for new finance leases	470	14,989
Right-of-use assets disposed of under operating leases prior to lease maturity	(21,588)	(81,263)
Right-of -use assets obtained in exchange for new operating leases	$84,918	$442,281
Weighted average remaining lease term – finance leases	2.74 years	3.46 years
Weighted average remaining lease term – operating leases	2.83 years	3.74 years
Weighted average discount rate – finance leases	3.65%	3.52%
Weighted average discount rate – operating leases	3.59%	3.42%

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2020 is as follows:

Amount
2021	11,342
2022	9,461
2023	7,581
2024	879
Total undiscounted minimum future lease payments	29,263
Imputed interest	(1,487)
Total finance lease liability	$27,776
Disclosed as:
Current portion	$10,511
Non-Current portion	17,265
$27,776

Operating lease liability

The amount of future minimum lease payments under operating leases as of December 31, 2020 is as follows:

Amount
2021	258,406
2022	221,799
2023	178,842
2024 and beyond	31,304
Total undiscounted minimum future lease payments	690,351
Imputed interest	(34,591)
Total operating lease liability	$655,760
Disclosed as:
Current portion	$238,899
Non-Current portion	416,861
$655,760

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

7. Intangible Assets

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

Intangible assets consist of the following:

	December 31, 2020				December 31, 2019
	Cost	Impairment charge	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$—	$(1,016,651)	$4,673,314	$5,052,645
Licenses	10,704,888	(4,900,000)	(887,155)	4,917,733	9,929,495
Location contracts	1,000,000	—	(911,545)	88,455	231,312
Customer relationships	870,927	—	(361,690)	509,237	569,700
Trademarks	119,477	—	(50,634)	68,843	73,875
Websites	40,000	—	(40,000)	—	—
	$18,425,257	$(4,900,000)	$(3,267,675)	$10,257,582	$15,857,027

The Company recorded $703,191 and $771,665 in amortization expense for finite-lived assets for the year ended December 31, 2020 and 2019, respectively, and an impairment provision of $4,900,000 against indefinite lived licenses.

The estimated amortization expense over the next five year period is as follows:

Amount
2021	622,285
2022	450,403
2023	449,958
2024	448,124
2025	448,124
Total estimated amortization expense	2,418,894

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

In assessing the impairment of indefinite lived licenses, the Company first performed a qualitative impairment test to determine if any impairment indicators were present, impairment indicators were noted for indefinite life intangibles assets in the Ulisse operation.

The impairment process used was as follows:

•	based on qualitative impairment indicators bring present;
•	the Company utilized managements December 2020 annual operational budget cash flows for the 2021 together with forecasted cash flows for the next four year period ending in 2025;
•	the budgeted and forecasted cash flows were adjusted for taxation at the Company’s current effective tax rate;
•	working capital cash flow movements were estimated for the budget and the forecast period using historical experience;
•	plant and equipment cash flow additions for the budget and forecast period were estimated using historical experience and known cash flows;
•	net cash flow as determined by the above, were forecast in perpetuity by using the forecast growth rate and the Company’s estimated Weighted Average Cost of Capital (“WACC”);
•	The forecast future cash flows were discounted back to present value using the WACC;
•	WACC was determined by comparing the Company’s beta to that of certain peer companies and determining what a reasonable WACC was compared to our calculated internal WACC, we determined that due to recent volatility in the Company’s common stock price that a reasonable peer WACC is 10%.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

7. Intangible Assets (continued)

The COVID-19 pandemic has resulted in the closure of our land-based operations in the Italian market for an extended period of time and as the pandemic evolves and the markets in which the Company operates continue to experience resurgences of the virus, we are uncertain as to the long-term impact on the Company’s land-based operations. As such, the Company has made a strategic decision to transfer its Ulisse customer relationships in Italy to Multigioco ahead of license renewals which are expected to take place within the next one to two years. The combined Multigioco and Ulisse business under the Multigioco entity, which is an Italian based operator, substantially increases the Company’s market share in Italy, and may improve the possibility of renewing our Italian licenses. Ulisse is based in Austria and may be at a disadvantage and at risk of losing its ability to operate in the Italian market when licenses are renewed. Ulisse will focus on developing gaming solutions for the Austrian and other European markets in the near term. The license under which Ulisse operates in Italy, is not transferable to Multigioco and accordingly, based on a quantitative impairment analysis, an impairment charge of $4,900,000 is considered appropriate.

The Company believes that the remaining carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be further impaired.

8. Goodwill

	December 31, 2020	December 31, 2019

Opening balance	$1,663,385	$262,552
Acquisition of Virtual Generation	—	1,401,608
Impairment charge	—	—
Foreign exchange movements	(265)	(775)
Closing balance	$1,663,120	$1,663,385

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

The Company evaluates goodwill for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of the reporting unit to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

9. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized in earnings.

On December 31, 2020, the shares of Zoompass were last quoted at $0.187 per share on the OTC market, resulting in an unrealized gain recorded to earnings related to these securities of $290,000, The Company recorded an unrealized loss of $97,500 for the year ended December 31, 2019.

10. Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, of which $500,000 was drawn as of December 31, 2020, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, and no maturity date as long as the security deposit of $1,000,000 remains in place, see Note 4.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

11. Convertible Debentures

On February 26, 2018, the Company issued debenture units to certain accredited investors (the “February 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on February 25, 2020, and (iii) 20 shares of restricted common stock. The investors in the February 2018 Private Placement purchased an aggregate principal amount of CDN $670,000 ($521,900) debentures and received warrants to purchase up to 20,938 shares of the Company’s common stock and 13,875 shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the February 2018 Private Placement debentures plus any accrued and unpaid interest may have been converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants could have been exercised at a price equal to $4.00 per share.

In April 2018, the Company issued debenture units to certain investors (the “April 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring in April 2020, and (iii) 20 shares of restricted common stock. The investors in the April 2018 Private Placement purchased an aggregate principal amount of CDN $135,000 ($105,200) debentures and received warrants to purchase up to 4,218.75 shares of the Company’s common stock and 2,700 shares of restricted common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 2018 Private Placement debentures plus any accrued and unpaid interest may have been converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants could have been exercised at a price equal to $4.00 per share.

On April 19, 2018, the Company re-issued debenture units that were first issued to certain investors between January 24, 2017 and January 31, 2018 in order to simplify the various debentures into a single series with the same terms as new convertible debenture units issued on February 26, 2018 (the “April 19, 2018 Debentures”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on April 19, 2020, and (iii) 20 shares of restricted common stock. The investors in the April 19, 2018 Private Placement received an aggregate principal amount of CDN $1,436,000 ($1,118,600) debentures, warrants to purchase up to 44,875 shares of the Company’s common stock and 28,720 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the April 19, 2018 Debentures plus any accrued and unpaid interest could have been converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants could have been exercised at a price equal to $4.00 per share.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

11. Convertible Debentures (continued)

On May 11, 2018, the Company issued debenture units to certain investors (the “May 11, 2018 Private Placement”). Each debenture unit was comprised of (i) a debenture in the principal amount of CDN $1,000 bearing interest at a rate of 10% per annum, with a maturity date of two years from the date of issuance, (ii) warrants to purchase up to 31.25 shares of the Company’s common stock at an exercise price equal to the lesser of $5.00 or 125% of the proposed initial Canadian public offering price per warrant, expiring on May 11, 2020, and (iii) 20 shares of restricted common stock. The investors in the May 11, 2018 Private Placement purchased an aggregate principal amount of CDN $131,000 ($102,000) debentures and received warrants to purchase up to 4,093.75 shares of the Company’s common stock and 2,620 restricted shares of common stock. As a result of the lower debenture conversion price and the warrant exercise price of the May 31, 2018 Private Placement described below, the whole or any part of the principal amount of the May 11, 2018 Private Placement plus any accrued and unpaid interest could have been converted into shares of the Company’s common stock at a price equal to $3.20 per share and the warrants could have been exercised at a price equal to $4.00 per share.

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

The proceeds received from the convertible debentures were net of finders fees paid to certain brokers. In addition, the Company also issued: (i) shares of common stock to the convertible debenture holders; (iii) certain two year warrants exercisable for shares of common stock at an exercise price of $4.00 per share; (iii) in conjunction with the finders fees paid, the Company also issued warrants to certain brokers on the same terms and conditions as the warrants issued to the convertible debenture holders.

The convertible debentures were convertible into shares of common stock at a conversion price of $3.20 per share.

The May Warrants and broker warrants were exercisable at an exercise price of $4.00 per share and expired on May 31, 2020.

The accounting treatment of the above is as follows:

(i)	The convertible debentures were recorded at gross value;
(ii)	The cash fee paid to the brokers was $427,314 and the fair value of the warrants issued to the brokers were valued at fair value as described in (iv) below and were recorded as a debt discount against the gross value of the convertible debentures;
(iii)	The shares of common stock issued to the convertible debenture holders were valued at $582,486, the market price of the common stock on the date of issue and were recorded as debt discount against the gross value of the convertible debt;
(iv)	The warrants issued to the convertible debenture holders and brokers were valued at $2,929,712 using a Black-Scholes valuation model. These warrants were equity classified with a beneficial conversion feature.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

11. Convertible Debentures (continued)

The total debt discount above amounted to $6,524,567 which was being amortized over the two year life of the debentures on a straight line basis.

Convertible debentures of $10,000 and CDN $65,000 (approximately $48,416) that had matured on May 31, 2020 were extended to August 29, 2020, of which CDN $35,000 was acquired by a related party prior to extension, and a further $600,000 and CDN $242,000 (approximately $180,257) that had matured, had the maturity date extended to September 28, 2020, of which $500,000 and CDN $207,000 were acquired by a related party, prior to extension.

As an incentive for extending the maturity date of the convertible debentures, the debenture holders were granted two year warrants exercisable for 301,644 shares of common stock at an exercise price of $3.75 per share, of which 144,041 were granted to related parties and three year warrants exercisable for 72,729 shares of common stock at an exercise price of $5.00 per share, of which 36,010 were issued to related parties. All of the convertible debentures with extended maturity dates, with the exception of one convertible debenture of CDN $35,000, were repaid during 2020. The remaining convertible debenture of CDN $35,000 was repaid in 2021.

During the year ended December 31, 2020, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN $317,600, including interest thereon of CDN $45,029 and investors in US Dollar convertible debentures converted the aggregate principal amount of $400,000, including interest thereon of $70,492 into 230,134 shares of common stock.

The Aggregate convertible debentures outstanding consists of the following:

	December 31, 2020	December 31, 2019
Principal Outstanding
Opening balance	$3,464,737	$8,529,751
Repaid	(2,778,349)	—
Conversion to equity	(634,431)	(5,240,736)
Foreign exchange movements	(24,515)	175,722
	27,442	3,464,737
Accrued Interest
Opening balance	524,227	520,523
Interest expense	207,595	719,004
Repaid	(619,992)	—
Conversion to equity	(103,958)	(731,731)
Foreign exchange movements	(767)	15,504
	7,105	524,227
Debenture Discount
Opening balance	(627,627)	(4,587,228)
Amortization	627,627	3,959,601
	—	(627,627)
Convertible Debentures, net	$34,547	$3,361,337

ELYS GAME TECHNOLOGY, CORP

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the sellers of VG an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Based on the 18,449,380 tickets sold in 2019 the VG sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020. The earnout payment was considered remote at the time of entering into the transaction and was not recorded as a component of deferred purchase consideration, accordingly it has been expensed through the statement of operations for the year ended December 31, 2019. The amount due to the non-related party VG sellers amounted to €300,000 (approximately $336,810).

The future payments on the promissory notes were discounted to present value using the Company’s average cost of funding of 10%. The discount is being amortized over the repayment period of the promissory note using the effective interest rate method.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2020	December 31, 2019
Principal Outstanding
Promissory note due to non-related parties	$1,802,384	$2,745,811
Additional earnout earned	—	336,810
Settled by the issuance of common shares	(724,467)	(616,387)
Repayment in cash	(1,105,455)	(607,555)
Foreign exchange movements	52,972	(56,295)
	25,434	1,802,384
Present value discount on future payments
Present value discount	(120,104)	(242,089)
Amortization	114,333	117,192
Foreign exchange movements	(1,990)	4,793
	(7,761)	(120,104)
Deferred purchase consideration, net	$17,673	$1,682,280

ELYS GAME TECHNOLOGY, CORP

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

In terms of a directive by the Italian Government, in order to provide financial relief due to the Covid-10 pandemic, Multigioco was able to suspend repayments of the loan for a period of six months and the maturity date of the loan was extended to March 31, 2022, the interest rate remains the same at 4.5% above the Euro Inter Bank Offered Rate with monthly repayments revised to $9,971.

The Company made payments of €59,396 (approximately $67,783) which included principal of €54,638 (approximately $62,353) and interest of €4,758 approximately $5,430) for the year ended December 31, 2020.

14. Other Long-term Liabilities

Other long-term liabilities represent the following:

•	Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement;
•	Shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	December 31, 2020	December 31, 2019
Severance liability	$297,120	$211,734
Customer deposit balance	366,947	407,810
Total other long term liabilities	$664,067	$619,544

15. Related Parties

Notes Payable, Related Party

On March 11, 2020, the Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our Executive Chairman. The PN bears no interest and is repayable on demand.

The movement on notes payable, Related Party, consists of the following:

	December 31, 2020	December 31, 2019
Principal Outstanding
Opening balance	$—	$318,078
Additions	300,000	—
Repayment	(200,000)	—
Applied to warrant exercise	(100,000)	—
Settled by issuance of common shares	—	(318,078)
	—	—
Accrued Interest
Opening balance	—	113,553
Interest expense	22,521	25,830
Repayment	(14,465)	—
Applied to warrant exercise	(8,056)	—
Conversion to equity	—	(139,383)
	—	—
Promissory Notes Payable – Related Party	$—	$—

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Related Parties (continued)

Convertible notes acquired, Related Party

Forte Fixtures and Millworks acquired certain convertible notes from third parties that had matured on May 31, 2020. The convertible notes had an aggregate principal amount of $150,000 and only the accrued interest of $70,000 on a note with an aggregate principal amount of $350,000 and notes with an aggregate principal amount of CDN $207,000, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to $445,020 were repaid between August 23, 2020 and October 21, 2020.

As an incentive for extending the maturity date of the convertible debentures, Forte Fixtures was granted two year warrants exercisable for 134,508 shares of common stock at an exercise price of $3.75 per share and three year warrants exercisable for 33,627 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised on December 30, 2020, for gross proceeds of $630,506.

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

The promissory notes were to be settled as follows:

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with VG, the Company agreed to pay the VG Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the VG platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Based on the 18,449,380 tickets sold in 2019 the VG sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

The amount due to the related party VG Sellers amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2020	December 31, 2019
Principal Outstanding
Promissory notes due to related parties	$1,279,430	$1,830,541
Additional earnout earned	—	224,540
Settled by the issuance of common shares	(482,978)	(410,925)
Repayment in cash	(471,554)	(328,734)
Foreign exchange movements	57,230	(35,992)
	382,128	1,279,430
Present value discount on future payments
Present value discount	(80,069)	(161,393)
Amortization	76,222	78,128
Foreign exchange movements	(1,327)	3,196
	(5,174)	(80,069)
Deferred purchase consideration, net	$376,954	$1,199,361

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$—	$(2,551)
Luca Pasquini	(565)	—
	$(565)	$(2,551)
Related Party Receivables
Luca Pasquini	$1,519	$4,123

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses. During the period 2017 to 2019, Gold Street Capital funded the Company operations utilizing personal credit cards. These shareholder loan accounts were only refunded when the Company had available cash. The shareholder claimed reimbursement of the calculated interest expense of these shareholder loans at the rate of 18.99%, resulting in an interest charge of $50,494 for the year ended December 31, 2020. No interest was charged in prior periods.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid subsequent to period end.

As an incentive for extending the maturity date of the convertible debentures, all debenture holders, including Gold Street Capital, were granted two-year warrants exercisable at an exercise price of $3.75 per share, and three-year warrants exercisable at an exercise price of $5.00 per share. Gold Street Capital was granted two year-warrants exercisable for 9,533 shares of common stock at $3.75 per share and three-year warrants exercisable for 2,383 shares of common stock at $5.00 per share.

On September 4, 2019, the Company issued 15,196 shares of common stock to Gold Street Capital in settlement of $48,508 of advances made to the Company for certain reimbursable expenses.

Luca Pasquini

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes and receivables for expense advances.

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2020, the Company has paid Mr. Pasquini cash of €333,100 (approximately $399,061) and issued 112,521 shares valued at €300,000 (approximately $334,791).

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

On October 1, 2020, the Company granted to Mr. Pasquini a ten year option to purchase 58,000 shares of common stock at an exercise price of $2.03 per share.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Related Parties (continued)

Michele Ciavarella

On December 30, 2020, Mr. Ciavarella resigned as the Chief Executive Officer of the Company and retained the position as Executive Chairman. In connection with Mr. Ciavarella’s appointment as the Executive Chairman, the Company entered into an amendment, dated December 30, 2020 to his employment agreement, dated December 31, 2018, as amended on July 5, 2019, by and between the Company and Mr. Ciavarella. Pursuant to the Amendment, Mr. Ciavarella’s: (i) position at the Company was changed to Executive Chairman; (ii) term of employment was extended three years to December 31, 2024; and (iii) base salary was increased to $500,000. The Amendment further provides that in lieu of cash, and to the extent shares are then available for grant under the Company’s 2018 Equity Incentive Plan, as amended, Mr. Ciavarella may elect to receive, as of the first business day in January of each year of employment, up to 50% of his base salary as a restricted stock grant of shares of the Company’s common stock under the Plan, vesting monthly over a 12-month period. For the year ended December 31, 2021, Mr. Ciavarella has agreed to receive $140,000 of his base salary as a restricted stock grant.

On July 5, 2019, the Company granted to Mr. Ciavarella, the then Chief Executive Officer and Chairman of the Board, ten year options to purchase 39,375 shares of common stock at an exercise price of $2.96 per share.

On August 29, 2019, the Company granted to Mr. Ciavarella ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On September 4, 2019, Mr. Ciavarella converted $500,000 of accrued salaries into 125,000 shares of common stock at a conversion price of $4.00 per share.

On October 1, 2020, the Company granted to Mr. Ciavarella, a ten year option to purchase 140,000 shares of common stock at an exercise price of $2.03 per share.

Matteo Monteverdi

Effective September 21, 2020, the Board of Directors (the “Board”) appointed Mr. Monteverdi, as President of the Company and effective December 30, 2020, Mr. Monteverdi was appointed as the Chief Executive Officer of the Company.

Mr. Monteverdi has previously served as an independent strategic advisor to the Company since March 2020 and has developed a firm understanding of the unique technological capabilities of the Company’s Elys Game Board betting platform and has established a strong rapport with the Company’s current management team.

In connection with his appointment, the Company and Mr. Monteverdi entered into a written employment agreement (the “Employment Agreement”) for an initial four-year term, which provides for the following compensation terms:

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Related Parties (continued)

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

Gabriele Peroni

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of December 31, 2020, the Company has paid Mr. Peroni cash of €354,400 (approximately $424,579) and issued 112,521 shares valued at €300,000 (approximately $334,791).

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

On October 1, 2020, the Company granted to Mr. Peroni a ten year option to purchase 36,000 shares of common stock at an exercise price of $2.03 per share.

Mr. Peroni received salary payments through his wholly owned private company Dueci Srl.

Alessandro Marcelli

On August 29, 2019, the Company granted to Mr. Marcelli, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, the Company granted to Mr. Marcelli a ten year option to purchase 56,000 shares of common stock at an exercise price of $2.03 per share.

Mr. Marcelli received salary payments through his wholly owned private company AB Consulting Srl.

Franco Salvagni

On August 29, 2019, the Company granted to Mr. Salvagni, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, the Company granted to Mr. Salvagni a ten year option to purchase 36,000 shares of common stock at an exercise price of $2.03 per share.

Mr. Salvagni received salary payments through his wholly owned private company FSDS Srl.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Related Parties (continued)

Beniamino Gianfelici

On August 29, 2019, the Company granted to Mr. Gianfelici, an officer of the Company, ten year options to purchase 25,000 shares of common stock at an exercise price of $2.80 per share.

On October 1, 2020, the Company granted to Mr. Gianfelici a ten year option to purchase 35,000 shares of common stock at an exercise price of $2.03 per share.

Mr. Gianfelici received salary payments through his wholly owned private company FG Immobiliare Srl.

Mark Korb

On July 5, 2019, the Company granted to Mr. Korb, the chief financial officer of the Company, seven year options to purchase 25,000 shares of common stock at an exercise price of $2.72 per share.

On October 1, 2020, the Company granted to Mr. Korb a ten year option to purchase 58,000 shares of common stock at an exercise price of $2.03 per share.

Mr. Korb billed the Company through his wholly owned private company Korb Management Services, LLC.

Paul Sallwasser

On July 5, 2019, the Company granted to Mr. Sallwasser, a director of the Company, ten year options to purchase 20,625 shares of common stock at an exercise price of $2.96 per share.

On October 1, 2020, the Company granted to Mr. Sallwasser a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share.

Steven Shallcross

On July 5, 2019, the Company granted to Mr. Shallcross, a director of the Company, ten year options to purchase 10,313 shares of common stock at an exercise price of $2.96 per share.

On October 1, 2020, the Company granted to Mr. Shallcross a ten year option to purchase 35,000 shares of common stock at an exercise price of $2.03 per share.

Phillipe Blanc

On October 1, 2020, the Company appointed Mr. Philippe Blanc as a director of the Company.

On October 1, 2020, the Company granted to Mr. Blanc a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share.

Richard Cooper

Mr. Cooper received director fees of $30,000 and $15,000 for the years ended December 31, 2020 and 2019, respectively.

Clive Kabatznik

Mr. Kabatznik received director fees of $10,000 and $30,000 for the years ended December 31, 2020 and 2019, respectively.

ELYS GAME TECHNOLOGY, CORP

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

For the year ended December 31, 2020, the Company issued a total of 230,326 shares of common stock, valued at $739,004, upon the conversion of convertible debentures into equity and for the year ended December 31, 2019, the Company issued a total of 1,866,528 shares of common stock, valued at $5,972,507, upon the conversion of convertible debentures into equity (Note 11).

On August 17, 2020, the Company closed its underwritten public offering of 4,166,666 units at a price of $2.40 per unit for gross proceeds of $9,999,998, before underwriting commission of $800,000 and other offering expenses. Each unit consists of one share of common stock and one five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share.

The Company granted the underwriters a forty-five day option to purchase up to 624,999 shares of common stock and/or warrants at a price of $2.39 per share and $0.01 per five year warrant exercisable for one share of common stock at an exercise price of $2.50 per share. The underwriters were also issued a three year warrant exercisable for 208,333 shares of common stock at an exercise price of $3.00 per share.

On September 3, 2020, the underwriters executed a partial exercise of the option to purchase 624,999 units and purchased only the warrants at a purchase price of $0.01 per warrant, less underwriters commission of $500, for net proceeds of $5,250.

On December 30, 2020, the Company entered into a settlement agreement with its previous chairman whereby it issued 8,469 shares of common stock at a value of $46,666 to settle the balance owing to $46,666.

Between December 18, 2020 and December 31, 2020, investors exercised warrants for 3,321,226 shares of common stock at exercise prices ranging from $2.50 to $5.00 per share for gross proceeds of $8,541,896, and the use of proceeds from promissory notes, related party of $108,056 was applied to the warrant exercise.

17. Warrants

In connection with the convertible debenture agreements entered into with accredited investors in the first and second quarters of 2018, for each $1,000 debenture unit the Company issued two-year warrants to purchase up to 135.28 shares of the Company’s common stock and for each CDN $1,000 debenture unit the Company issued two-year warrants to purchase up to 104.06 shares of the Company’s common stock at an exercise price of $4.00 per share. These warrants expired unexercised.

On May 31, 2020, in terms of convertible debt extension agreements entered into with investors, the Company granted two year warrants exercisable for 301,644 shares of common stock at an exercise price of $3.75 per share until May 31, 2022 and three year warrants exercisable for 72,729 shares of common stock at an exercise price of $5.00 per share until May 31, 2023.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

17. Warrants (continued)

The warrants issued during the year ended December 31, 2020, were assessed in terms of ASC 480-10, Distinguishing between Liabilities and Equity, and ASC 815-10, Derivatives and Hedging Transactions to determine if they met equity classification or liability classification. After considering the guidance provided by the ASC under both ASC 480-10 and ASC 815-10, the Company determined that equity classification was appropriate.

The warrants awarded during the year ended December 31, 2020 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Year ended December 31, 2020
Exercise price	$2.50 to $5.00
Risk free interest rate	0.16 to 0.29%
Expected life of warrants	2 to 5 years
Expected volatility of underlying stock	139.5 to 183.5
Expected dividend rate	0%

A summary of all of the Company’s warrant activity during the period January 1, 2019 to December 31, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	1,089,474	$4.00	$4.00
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding December 31, 2019	1,089,474	$4.00	$4.00
Granted	5,374,371	2.50 to 5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00	4.00
Exercised	(3,321,226)	2.50 - 5.00	2.62
Outstanding December 31, 2020	2,053,145	$2.50 to 5.00	$2.63

The following tables summarize information about warrants outstanding as of December 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	1,747,949	4.65	$2.50	1,747,949	$2.50
$3.00	208,333	2.63	3.00	208,333	3.00
$3.75	57,761	1.41	3.75	57,761	3.75
$5.00	39,102	2.17	5.00	39,102	5.00
	2,053,145	4.31	$2.63	2,053,145	$2.63

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

18. Stock options

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards.

On October 1, 2020, the Board approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Plan”) to increase the maximum number of shares that may be granted as an award under the Plan to any non-employee director during any one calendar year to: (i) chairperson or lead director – 300,000 shares of common stock; and (ii) other non-employee director - 250,000 shares of common stock, which reflects an increase in the annual limits for awards to be granted to non-employee directors under the Plan.

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock.

During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11,2019 the Company granted options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share.

During September 2020, in terms of the employment agreement entered into with Mr. Monteverdi, the Company granted options to purchase 648,000 shares of common stock that vest pro rata on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024.

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

On October 1, 2020, the board granted options to purchase 95,000 shares of common stock to various employees at an exercise price of $2.03 per share.

The options awarded during the year ended December 31, 2020 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Year ended December 31, 2020
Exercise price	$1.84 to $2.03
Risk free interest rate	0.68%
Expected life of options	10 years
Expected volatility of underlying stock	231.1 to 231.4%
Expected dividend rate	0%

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

18. Stock Options (continued)

A summary of all of the Company’s option activity during the period January 1, 2019 to December 31, 2020 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Granted	315,938	$2.72 to $2.96	$2.84
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2019	315,938	$2.72 to $2.96	$2.84
Granted	1,307,000	$1.84 to $2.03	$1.95
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2020	1,622,938	$1.84 to $2.96	$2.11

The following tables summarize information about stock options outstanding as of December 31, 2020:

Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$1.84	648,000	9.73		—
$2.03	659,000	9.75		79,083
$2.72	25,000	5.50		25,000
$2.80	220,625	8.73		69,128
$2.96	70,313	8.52		70,313
	1,622,938	9.49	$2.11	243,524	$2.59

The weighted-average grant-date fair values of options granted during the year ended December 31, 2020 was $2,542,423 ($1.95 per share). $518,106 was recorded as compensation cost for the year ended December 31, 2020. As of December 31, 2020, there were unvested options to purchase $1,379,414 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,722,022 which is expected to be recognized over a period of 44 months.

The intrinsic value of the options at December 31, 2020 was $6,151,366.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

19. Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2020 and 2019. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Year Ended December 31,
	2020	2019
Handle (Turnover)
Handle web-based	$505,369,803	$328,385,837
Handle land-based	68,888,592	125,747,337
Total Handle (Turnover)	$574,258,395	$454,133,174

Winnings/Payouts
Winnings web-based	473,794,175	309,214,993
Winnings land-based	56,467,865	105,011,619
Total Winnings/Payouts	530,262,040	414,226,612

Gross Gaming Revenues	$43,996,355	$39,906,562

Less: ADM Gaming Taxes	6,874,752	4,697,085

Net Gaming Revenues	$37,121,603	$35,209,477
Betting platform software and services	144,764	373,654
Revenues	$37,266,367	$35,583,131

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

For the years ended December 31, 2020 and 2019, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Year ended December 31, 2020	Year ended December 31, 2019

Options	1,622,938	315,938
Warrants	2,053,145	1,089,474
Convertible debentures	10,796	1,246,551
	3,686,879	2,651,963

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

21. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2020 and December 31, 2019.

The Company's Italian subsidiaries are governed by the income tax laws of Italy. The corporate tax rate in Italy is 27.9% (IRES at 24% plus IRAP ordinary at 3.9%) on income reported in the statutory financial statements after appropriate tax adjustments.

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

The Company's Colombian subsidiary is governed by the income tax laws of Colombia. The corporate tax rate in Colombia is 31% on income reported in the statutory financial statements after appropriate tax adjustments.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% during 2020 and 2019, to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
U.S. Statutory rate	$1,896,305	$1,822,092
Items not allowed for tax purposes	(2,113,651)	(1,142,776)
Foreign tax rate differential	(90,772)	(66,163)
Additional foreign taxation	(36,939)	(15,190)
Withholding tax on dividends	(162,112)	—
Prior year over provision	—	1,167
Prior year net operating loss adjustment	—	(917,820)
Movement in valuation allowances	(323,114)	(279,486)
Other differences	(76,361)	—
Income tax expense	$(906,644)	$(598,176)

The Company has accumulated a net operating loss carry forward (“NOL”) of approximately $17.9 million as of December 31, 2020 in the U.S. The U.S. NOL carry forward includes adjustments based on prior year assessments of $0.3 million due the assessment of tax losses carried forward. Net operating losses of $11.1 million expire from 2033 to 2037 and a further $6.8 million has an indefinite life. The company also has net operating loss carry forwards in Italy, Austria and Malta of approximately €0.11 million ($0.15 million) and in Canada of approximately CDN $0.4 million ($0.33 million). The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

21. Income Taxes (continued)

Under Austrian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, up to the limit of 75% of taxable annual income.

Under Canadian tax law, the operating loss carryforwards available for offset against future profits can be used indefinitely.

The provisions for income taxes consist of currently payable income tax in Italy, Malta and Austria and deferred tax movements on intangible assets.

The provisions for income taxes are summarized as follows:

	December 31, 2020	December 31, 2019
Current	$(837,973)	$(683,830)
Withholding tax	(162,112)	—
Deferred	93,441	85,654
Total	$(906,644)	$(598,176)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Working capital movements	$693,465	$641,089
Plant and equipment	6,925	—
Net loss carryforward - Foreign	135,568	119,251
Net loss carryforward - US	3,752,678	3,505,182
	4,588,636	4,265,522
Less valuation allowance	(4,588,636)	(4,265,522)
Deferred tax assets	$—	$—

Intangible assets	$(1,222,514)	$(1,315,954)
Deferred Tax Liability	$(1,222,514)	$(1,315,954)

The Net loss carry forward for US entities includes an adjustment of $0.3 million based on taxation assessments which differed to the amounts originally provided for.

The following tax years remain subject to examination:

USA:	Generally three years from the date of tax return filing which is currently the 2018 to 2020 tax years.
Italy:	Generally five years from the date of filing which is currently the 2016 to 2020 tax years.
Austria:	Generally tax years 2019 and 2020.
Malta:	Eight years from fiscal year end which is currently 2013 to 2020.
Colombia:	Three years in the case of taxable profits and five years where taxable losses are realized.

The Company is not currently under examination and it has not been notified of a pending examination.

There are no unrecognized tax benefits.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in Italy and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$172,095	$117,703	$1,703	$291,501
Assets
Current assets	10,966,901	430,625	9,796,140	21,193,666
Non-Current assets	7,475,455	6,250,418	938,440	14,664,313
Liabilities
Current liabilities	(8,238,101)	(648,881)	(4,427,053)	(13,314,035)
Non-Current liabilities	(1,130,752)	(1,225,477)	(31,362)	(2,387,591)
Intercompany balances	4,259,281	382,598	(4,641,879)	—
Net asset position	$13,332,784	$5,189,283	$1,634,286	$20,156,353

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$37,121,603	$144,764	$—	$—	$37,266,367
Intercompany Service revenue	84,172	3,604,523	—	(3,688,695)	—
	37,205,775	3,749,287	—	(3,688,695)	37,266,367
Operating expenses
Intercompany service expense	3,604,523	84,172	—	(3,688,695)	—
Selling expenses	26,107,189	2,032	—	—	26,109,221
General and administrative expenses	4,918,986	3,906,439	4,963,966	—	13,789,391
Impairment of license	4,900,000	—	—	—	4,900,000
	39,530,698	3,992,643	4,963,966	(3,688,695)	44,798,612

Loss from operations	(2,324,923)	(243,356)	(4,963,966)	—	(7,532,245)

Other (expense) income
Interest expense, net	(6,492)	(71)	(322,100)	—	(328,663)
Amortization of debt discount	—	—	(818,182)	—	(818,182)
Other income	161,472	3,903	—	—	165,375
Other expense	(28,757)	(58,176)	—	—	(86,933)
Loss on extinguishment of convertible debt	—	—	(719,390)	—	(719,390)
Gain on marketable securities	—	—	290,000	—	290,000
Total other (expenses) income	126,223	(54,344)	(1,569,672)	—	(1,497,793)

Loss before Income Taxes	(2,198,700)	(297,700)	(6,533,638)	—	(9,030,038)
Income tax provision	(796,991)	52,459	(162,112)	—	(906,644)
Net Loss	$(2,995,691)	$(245,241)	$(6,695,750)	$—	$(9,936,682)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

23. Subsequent Events

Warrants exercised

Subsequent to year end, warrants were exercised for 1,150,776 shares of common stock for gross proceeds of $2,876,940, additionally, brokers warrants were exercised for 208,333 shares of common stock for gross proceeds of $624,999 and other debenture warrants were exercised for 36,709 shares for gross proceeds of $171,839.

Deferred purchase consideration

The deferred purchase consideration of €333,300 ($407,552) was repaid.

Convertible debenture

The remaining convertible debenture of CDN $35,000 ($27,442), including interest thereon was repaid.

Line of Credit

On January 11, 2021, the company repaid the outstanding balance of $500,000 on the revolving line of credit at Metropolitan Commercial Bank in full.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Annual Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2020, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Management has recently employed additional resources and is improving upon its segregation of duties to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name	Age	Position
Michele Ciavarella	59	Executive Chairman of the Board of Directors
Matteo Monteverdi	50	Chief Executive Officer and President
Alessandro Marcelli	47	Vice President of Operations
Luca Pasquini	55	Vice President of Technology and Director
Mark Korb	53	Chief Financial Officer
Franco Salvagni	45	Vice President Land-based Operations
Beniamino Gianfelici	75	Vice President Regulatory Affairs
Gabriele Peroni	57	Vice President Business Development
Paul Sallwasser	67	Director
Steven A. Shallcross	59	Director
Philippe Blanc	59	Director

Family Relationships

Alessandro Marcelli is the son-in-law of Beniamino Gianfelici and spouse of Doriana Gianfelici, the founders of Multigioco.

Executive Officer and Director Biographies

Michele Ciavarella – Executive Chairman of the Board

Michele Ciavarella has served as our Executive Chairman of the Board since December 30, 2020 and served as our Chairman of the Board of Directors since June 26, 2019. From June 2011 until December 30, 2020, he also served as our Chief Executive Officer. In addition, Mr. Ciavarella has served our company in various roles and executive capacities since 2004 including President, Chief Executive Officer and Director of Operations. From 2004 to 2011, Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies including Kerr Mines Ltd. (formerly known as Armistice Resources Corp.), Firestar Capital Management Corporation, Mitron Sports Enterprises, Process Grind Rubber and Dagmar Insurance Services. He also served as the Business Development Officer for Forte Fixtures and Millwork, Inc., a family owned business in the commercial retail fixture manufacturing industry from January 2007 until October 2013. From 1990 until 2004, Mr. Ciavarella served as a senior executive, financial planner, life insurance underwriter and financial advisor for Manulife Financial Corporation and Sun Life Financial, Inc. Mr. Ciavarella received his Bachelor of Science degree from Laurentian University in Sudbury, Ontario. Mr. Ciavarella has been focused on incubating and executing on business building strategies for the last 25 years.

We believe that Mr. Ciavarella is qualified to serve as a member of our Board due to his practical experience in a broad range of competencies including executive, financial and operational application of lean business process management, extensive c-level and board level experience, leadership skills and diversified industry experience combined with a track record of growing businesses, both organically and through acquisitions and joint ventures.

Matteo Monteverdi-President and Chief Executive Officer

Matteo Monteverdi has served as our President since September 21, 2020 and as our Chief Executive Officer since December 30, 2020. Prior to his appointment as President, Mr. Monteverdi had served as an independent strategic advisor to the Company from March 2020 until September 21, 2020. Mr. Monteverdi has extensive industry leadership experience, having served as U.S. President of Sportradar from April 2018 to February 2020, and as IGT Senior Vice President of Global Digital Products from 2015 to 2018. Previously from 2012 to 2015 he was GTECH Senior Vice President of iGaming. He also served as President of Lottomatica Betting and Interactive from 2010 to 2012. Mr. Monteverdi holds an MBA from SDA Bocconi in Milan, Italy, a Law Degree from Università Degli Studi in Milan, Italy and a specialization in Marketing from Stanford Graduate Business School. Mr. Monteverdi has developed a firm understanding of the unique technological capabilities of the Company’s Elys betting platform and has established a strong rapport with the Company’s current management team.

Alessandro Marcelli – Vice President Operations

Alessandro Marcelli served as our Vice President of Operations since 2014 and served as our President from 2014 to 2017. Mr. Marcelli has more than 20 years of professional experience in the technology industry having a broad range of applicable cross-border experience including a key role as Project Manager of Software with NATO in 1996 working within the Turkish Army. He was employed with Vodafone Group plc from 1997 through 2010 as manager of the operational and maintenance center for central and south Italy operations.

Mr. Marcelli has extensive experience in communications, team building as well as management skills in fast changing environments. Mr. Marcelli has been the Managing Director of Multigioco since 2017 and has been instrumental in its growth, expanding the Newgioco/Multigioco brand to approximately $450 million in gross annual gaming turnover during his tenure.

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

Mark Korb – Chief Financial Officer

Mark Korb has served as our Chief Financial Officer on a part-time basis since July 3, 2019. Mr. Korb has over 20-years of experience with high-growth companies and taking startup operations to the next level. Since June 2019, First South Africa Management, a company for which Mr. Korb has served as the Chief Financial Officer since January 2010 has been providing consulting services to us, including the financial expertise required of public companies. First South Africa Management provides financial management and strategic management services to various companies.

From August 2013 until April 2020, Mr. Korb has served as the Chief Financial Officer of Icagen, Inc., a drug discovery company with a focus on neurosciences and rare disease. From 2007 to 2009, Mr. Korb was the Chief Financial Officer and director of Foodcorp (Proprietary) Limited (“Foodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as Chief Financial Officer, Mr. Korb delivered operational and strategic leadership of Foodcorp of the full group financial function during a period of change including mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors. From 2001 to 2007, Mr. Korb was the Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa, which was then purchased by management which included Mr. Korb. He anchored the full financial function of the group with responsibility for mergers and acquisitions activity, successfully leading the process whereby the company was sold to Foodcorp. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp. Mr. Korb is also the Chief Financial Officer to several other companies, including Petroteq Energy Group Limited, a Canadian company engaged in the creation of technology for the environmentally-safe extraction of oil from oil sands and oil shale deposits.

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

Beniamino Gianfelici – Vice President Regulatory Affairs

Beniamino Gianfelici is our founder and has served as our Vice President of Regulatory Affairs since August 2015. He served as a member of our Board from August 2015 until May 2017. Mr. Gianfelici brings over 35 years of experience in gaming operations in Italy along with a wealth of business relationships in a broad range of industries and several key business centers throughout Italy. Prior to establishing Newgioco in 1996 and entering the gaming business, Mr. Gianfelici formed and managed a successful construction enterprise which designed, engineered and constructed a number of prominent buildings in Rome, Italy.

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

Steven A. Shallcross – Director

Steven A. Shallcross was appointed to serve on our Board on June 13, 2019. Mr. Shallcross has also served as a member of the Board of Directors of Synthetic Biologics, Inc. (NYSE American:SYN) since December 6, 2018 and currently serves as Synthetic Biologics’ Chief Executive Officer, a position he was appointed to on December 6, 2018, and as Synthetic Biologics’ Chief Financial Officer. Mr. Shallcross was appointed as Synthetic Biologics’ Interim Chief Executive Officer on December 5, 2017 and has served as its Chief Financial Officer, Treasurer and Secretary since joining Synthetic Biologics in June 2015. Synthetic Biologics is a clinical-stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients.

From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics Inc, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc. for four years, leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

We believe that Mr. Shallcross is qualified to serve as a member of our Board due to his significant strategic, operational, business and financial experience, an established track record of leading the financial development and strategy for several publicly traded companies and his familiarity with financial matters facing public reporting companies. Mr. Shallcross has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles.

Philippe Blanc - Director

Philippe Blanc was appointed to serve on our Board of Directors on October 1, 2020. Mr. Blanc has over 34 years of executive business experience in a variety of service, industries including transport, gaming, fintech and consultancy (IT/ERP for Healthcare sector) sectors. From May 2010 to December 2018, Mr. Blanc served as the Chief Financial Officer of Italy Region, a division of International Game Technology PLC (NYSE:IGT). In this context he assumed relevant corporate appointments, from May 2010 to December 2018, he also served as a member of the Board of Directors of Lottomatica Holding S.r.l. From November 2015 to November 2018, Mr. Blanc served as a member of the Board of Directors of LIS SPA, an IT and services company, and from July 2016 to November 2018 served as its Chairman. From March 2014 to April 2017, Mr. Blanc served as the Chief Executive Officer of Cartalis Spa, an e-money company. From May 2008 to April 2010, he served as Senior Vice Chairman -Long Distance Passengers of Egyptian National Railway (ENR) on behalf of FS Italian Railways. Mr. Blanc currently serves as an independent strategic advisor.

We believe that Mr. Blanc is qualified to serve as a member of our Board due to his significant strategic, operational, business and financial experience, an established track record at leading financial development and strategy as a senior executive at his previous positions and his familiarity with financial matters. Mr. Blanc has a broad understanding of the gaming industry, financial markets, financial statements.

Involvement in Certain Legal Proceedings

Except as disclosed herein, no bankruptcy petition has been filed by or against any business of which any director or executive officer was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

No current director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, with the exception of the specific temporary restrictions that were limited to Canada and were mutually agreed to between Mr. Ciavarella and the Ontario Securities Commission (“OSC”). As previously disclosed with the SEC, in May 2011, Mr. Ciavarella entered into a Settlement Agreement with the OSC relating to unauthorized trading that occurred in his accounts in November of 2004, pursuant to which the OSC acknowledged that Mr. Ciavarella was not involved in, and Mr. Ciavarella acknowledged a failure to monitor the trading in his accounts, and Mr. Ciavarella agreed to not to trade in securities or act as an officer or director of a Canadian public corporation for a period of five years that expired on May 17, 2016. In addition, pursuant to the Settlement Agreement, Mr. Ciavarella made a payment of CDN $100,000 to the OSC for the purpose of educating investors or promoting or otherwise enhancing knowledge and information of persons regarding the operation of the securities and financial markets

Except as set forth above, no director has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a code of conduct that applies to all officers, directors and employees, including those officers responsible for financial reporting. The full text of the code of conduct is posted on our website at www.elysgame.com. If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website and in a Current Report on Form 8-K to be filed with the SEC.

Our Board of Directors

Our Board currently consists of five members. Our Board judges the independence of its directors by the heightened standards established by the Nasdaq Stock Market. Accordingly, the Board of Directors has determined that our three non-employee directors, Messrs. Blanc, Sallwasser and Shallcross, each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our audit committee and compensation committee. Our Board considers a director to be independent when the director is not one of our or our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Board Committees

Our Board of Directors designated the following three committees of the Board of Directors: the audit committee, the compensation committee and the nominating and corporate governance committee. Charters for each of the three committees is available on our website at https://ir.elysgame.com/corporate-governance.

Board Members and Committee Composition

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Philippe Blanc	Member	—	—
Paul Sallwasser	Chairman	Member	Chairman
Steven A. Shallcross	Member	Chairman	Member

Audit Committee

Our audit committee is comprised of Messrs. Blanc, Sallwasser and Shallcross. Mr. Sallwasser is Chairman of the audit committee. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The audit committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. Specifically, the audit committee’s duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the external auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. The Board of Directors believes that each of Messrs. Blanc, Sallwasser and Shallcross qualify as an “audit committee financial expert” (as defined in Item 407 of Regulation S-K).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on the written representation of our executive officers and directors and copies of the reports they and 10% or more shareholders have filed with the Commission, the following transactions were filed late in the fiscal year ended December 31, 2020:

•	Michele Ciavarella filed one Form 4 late with respect to three transactions.
•	Mr. Philippe Blanc filed one Form 4 late with respect to one transaction and filed one Form 3 late.
•	Mr. Luca Pasquini filed one Form 4 late with respect to nineteen transactions.
•	Mr. Gabriele Peroni filed one Form 4 late with nineteen transactions.
•	Gold Street Capital Corp. filed one Form 4 late with respect to one transaction.

Item 11. Executive Compensation

Set forth below is information for the fiscal years ended December 31, 2020 and 2019 relating to the compensation of each person who served as our principal executive officer and our executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Award(s) ($)	Stock Compensation ($)	All Other Compensation ($)		Total Compensation ($)
Michele Ciavarella	2020	261,667	465,938		80,023	—		807.628
Executive Chairman of the Board, former Chief Executive Officer	2019	278,750	139,375	—	83,527	—		501,652
Matteo Monteverdi	2020	131,667	54,861		82,006	120,360	(1)	388,894
Chief Executive Officer and President	2019	—	—	—	—	—		—
Luca Pasquini	2020	227,976			27,308	1,030		256,314
Vice President of Technology and Director	2019	223,984	111,992	—	5,833	—		341,809
Alessandro Marcelli(2)	2020	227,976			26,969			254,945
Vice President of Operations	2019	223,984	111,992	—	5,833	—		341,809

(1)	Mr. Monteverdi became our President on September 21, 2020 and our Chief Executive Officer on December 30, 2020. From March 2020 until September 2020, Mr. Monteverdi served as an independent strategic advisor to us. Represents consulting fees paid to Mr. Monteverdi prior to him being appointed as President and Chief Executive Officer of the Company.
(2)	Mr. Marcelli received salary payments through his wholly owned private company AB Consulting Srl.

Outstanding Equity Awards at Fiscal Year-End December 31, 2020

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Michele Ciavarella(1)(2)(3)	39,375	—	—	2.96	7/5/2029	—	—	—	—
	8,333	16,667	—	2.80	8/29/2029
	11,667	128,333	—	2.03	9/30/2020
Matteo Monteverdi(4)	648,000	—	—	1.84	9/22/2030	—	—	—	—

Luca Pasquini(2)(5)	8,333	16,667	—	2.80	8/29/2029	—	—	—	—
	4,833	53,167	—	2.03	9/30/2020
Alessandro Marcelli(2)(6)	8,333	16,667	—	2.80	8/29/2029	—	—	—	—

(1)	Mr. Ciavarella was awarded option to purchase 39,375 shares of common stock on July 5, 2019 all of which are vested.
(2)	Mr. Ciavarella, Mr. Marcelli, Mr. Pasquini, Mr. Gianfelici, Mr. Peroni and Mr. Salvagni were each awarded options to purchase 25,000 shares of common stock on August 29, 2019 of which each have 8,333 vested and the remaining options vest equally over the next 32 months.
(3)	Mr. Ciavarella was awarded an option to purchase 140,000 shares of common stock on October 1, 2020, of which 11,667 are vested and the remaining options vest equally over the next 33 months.
(4)	Mr. Monteverdi was awarded an option to purchase 648,000 shares of common stock of which none are vested, the options vest annually on each of September 21, 2021, 2022, 2023 and 2024.
(5)	Mr. Pasquini was awarded options to purchase 58,000 shares of common stock of which each have 4,833 vested with the remaining options vesting equally over the next 33 months.
(6)	Mr. Marcelli was awarded options to purchase 56,000 shares of common stock of which each have 4,667 are vested with the remaining options vesting equally over the next 33 months.

Employment Agreements

During the year ended December 31, 2020 and subsequent thereto, we had no formal employment and other compensation-related agreements with our Named Executive Officers other than as listed below.

Michele Ciavarella, Executive Chairman (former Chief Executive Officer)

On December 30, 2020, Mr. Ciavarella resigned as the Chief Executive Officer of the Company and retained the position as Executive Chairman. In connection with Mr. Ciavarella’s appointment as the Executive Chairman, the Company entered into an amendment, dated December 30, 2020 to his employment agreement, dated December 31, 2018, as amended on July 5, 2019, by and between the Company and Mr. Ciavarella. Pursuant to the Amendment, Mr. Ciavarella’s: (i) position at the Company was changed to Executive Chairman; (ii) term of employment was extended three years to December 31, 2024; and (iii) base salary was increased to $500,000. The Amendment further provides that in lieu of cash, and to the extent shares are then available for grant under the Company’s 2018 Equity Incentive Plan, as amended, Mr. Ciavarella may elect to receive, as of the first business day in January of each year of employment, up to 50% of his base salary as a restricted stock grant of shares of the Company’s common stock under the Plan, vesting monthly over a 12-month period.

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

Matteo Monteverdi, President

Effective September 21, 2020, we entered into a written employment agreement with Mr. Monteverdi to serve as our President (the “Employment Agreement”) for an initial four-year term, which provides for the following compensation terms:

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

Mr. Monteverdi is also eligible to participate in our 2018 Equity Incentive Plan and to participate in our employee benefit plans as in effect from time to time on the same basis as generally made available to our other senior executives or in the alternative may substitute the payment amount that would be paid for health benefits towards contributions to a 401k plan.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by us other than for “cause,” death or disability or by Mr. Monteverdi for “good reason” (each as defined in his agreement), he would be entitled to receive from us in equal installments over a period of six (6) months (1) an amount equal to one (1) times the sum of: (A) his base salary and (B) an amount equal to the highest annual MBO Bonus paid to him (if any) in respect of the two (2) most recent fiscal years of the Company but not more than his MBO Bonus for the-then current fiscal year (provided if such termination occurs within the first twelve (12) months of the Agreement, the amount shall his MBO Bonus for the-then current fiscal year); (2) in lieu of any MBO Bonus for the year in which such termination occurs, payment of an amount equal to (A) the MBO Bonus (if any) which would have been payable to Mr. Monteverdi had he remained in employment with us during the entire year in which such termination occurred, multiplied by (B) a fraction the numerator of which is the number of days Mr. Monteverdi was employed in the year in which such termination occurs and the denominator of which is the total number of days in the year in which such termination occurs. In addition, he will be entitled to continue to receive under the Employment Agreement an amount equal to the reimbursement of up to $2,000 a month in third-party medical and welfare benefits for Mr. Monteverdi and his dependents, until the earlier of: (A) a period of twelve (12) months after the termination date, or (B) the date Mr. Monteverdi becomes eligible to receive such coverage under a subsequent employer’s insurance plan.

Mr. Monteverdi’s receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with the restrictive covenants described in the following paragraph.

Pursuant to the Employment Agreement, Mr. Monteverdi has also agreed to customary restrictions with respect to the disclosure and use of our confidential information and has agreed that work product or inventions developed or conceived by him while employed with us relating to our business or our property. In addition, during the term of his employment and for the 12 month period following his termination of employment for any reason, Mr. Monteverdi has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to us, (2) solicit or induce any of our employees or independent contractors to terminate their employment with us, (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business or (4) solicit any actual or prospective vendors with whom he had material contact to support a competing business.

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

Former Chief Financial Officer

On November 30, 2018, we entered into a three year employment agreement (the “MacLean Agreement”) with Elizabeth J. MacLean, pursuant to which Ms. MacLean would serve as our Chief Financial Officer and Chief Compliance Officer effective as of December 1, 2018 (the “Effective Date”). On May 31, 2019 we notified Ms. MacLean that we were terminating the MacLean Agreement effective immediately. Pursuant to the terms of the MacLean Agreement, Ms. MacLean received a base salary of $235,000 and was eligible to receive a bonus (the “Bonus”) and receive awards pursuant to our equity incentive plan as determined by the Board of Directors. Upon termination by us of Ms. MacLean’s employment during the initial six months following the commencement date (December 1, 2018) with or without Cause (as defined in the MacLean Agreement), Ms. MacLean was entitled to receive the following: (i) accrued but unpaid base salary through the May 31, 2019 and (ii) reimbursement of expenses properly incurred by Ms. MacLean payable on the May 31, 2019 termination date. The matter is subject to legal proceedings brought by Ms. MacLean which the Company has vigorously defended. On March 16, 2021, the Arizona Court of Appeals denied a Ms. MacLean’s appeal of the trial court’s decision to set aside a default judgement previously obtained by Ms. MacLean.

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2020 regarding the compensation of our directors who on December 31, 2020 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total

Paul Sallwasser(1)	$—	58,428	—	$58,428
Steven Shallcross(2)	$35,000	33,019	—	$68,019
Clive Kabatznik(3)	$10,000	—	—	$10,000
Richard Cooper(4)	$30,000	—	—	$30,000
Philippe Blanc(5)	$—	27,906	—	$27,906

___________________

(1)	Mr. Sallwasser was appointed to the Board of Directors on June 13, 2019. Pursuant to his agreement Mr. Sallwasser receives compensation of $60,000 for the year ended June 30, 2020 and $110,000 for the year ended June 30, 2021. Mr. Sallwasser opted to take his compensation in stock options, on July 5, 2019, Mr. Sallwasser was awarded options to purchase 20,625 shares of common stock vesting over a twelve month period and on October 1, 2020, Mr. Sallwasser was awarded options to purchase 55,000 shares of common stock, vesting over a twelve month period.
(2)	Mr. Shallcross was appointed to the Board of Directors on June 13, 2019. Pursuant to his agreement Mr. Shallcross receives compensation of $60,000 for the year ended June 30, 2020 and $110,000 for the year ended June 30, 2021. Mr. Shallcross opted to take fifty percent of his $60,000 compensation in stock options, on July 5, 2019, Mr. Shallcross was awarded options to purchase 10,313 shares of common stock vesting over a twelve month period. Mr. Shallcross opted to take $40,000 of his $110,000 compensation in cash and on October 1, 2020, was awarded options to purchase 35,000 shares of common stock vesting over a twelve month period.
(3)	Mr. Kabatznik was appointed to the board on June 13, 2019. Pursuant to his agreement Mr. Kabatznik received compensation of $60,000 per annum. Mr. Kabatznik resigned as a director effective May 31, 2020.
(4)	Mr. Cooper was appointed to the Board of Directors on August 29, 2019. Pursuant to his agreement Mr. Cooper received compensation of $60,000 per annum. Mr. Cooper resigned as a director effective October 1, 2020.
(5)	Mr. Blanc was appointed to the Board of Directors on October 1, 2020. For the year ended September 30, 2021, Mr. Blanc receives compensation of $110,000 and opted to take his compensation in stock options. On October 1, 2020, Mr. Blanc was awarded options to purchase 55,000 shares of common stock vesting over a twelve month period.

Director Option Awards

	Option	Stock
	awards	awards
Name	(Amount)	(Amount)

Paul Sallwasser(a)	75,625	—
Steven Shallcross(b)	45,313	—
Philippe Blanc(c)	55,000	—

(a)	On July 5, 2019, Mr. Sallwasser was awarded options to purchase 20,625 shares of common stock vesting over a twelve month period, of which all are vested and on October 1, 2020, an additional 55,000 options were awarded of which 13,750 are vested as of December 31, 2020.
(b)	On July 5, 2019, Mr. Shallcross was awarded options to purchase 10,313 shares of common stock vesting over a twelve month period, of which all are vested and on October 1, 2020, an additional 35,000 options were awarded of which 8,750 are vested as of December 31, 2020.
(c)	On October 1, 2020, Mr. Blanc was awarded options to purchase 55,000 shares of common stock vesting over a twelve month period, of which 13,750 are vested as of December 31, 2020.

Each director is reimbursed for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Fees and Equity Awards for Non-Employee Directors

On July 5, 2019, we adopted a new formal plan for compensating our director for service in their capacity as directors. The plan was modified during the current year whereby Directors are entitled to annual compensation at $110,000 a year, payable as to $40,000 in cash and the equivalent of $70,000 in inventive stock options, however, each director may elect to receive the entire compensation in incentive stock options. The incentive stock options issued in lieu of cash compensation to the non-executive directors have an exercise price equal to the fair market value of the common stock on the date of grant and vest monthly for twelve months and expire ten years thereafter. In this regard, Mr. Sallwasser and Mr. Blanc elected to take all of the non-executive director compensation in the form of incentive stock options to purchase 55,000 shares of our common stock and Mr. Shallcross elected to take the $40,000 cash compensation and stock options to purchase 35,000 shares of common stock.

Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Equity Compensation Plan Information

In September 2018, our stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards.

On October 1, 2020, the Board approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Plan”) to (x) increase the number of shares of common stock that the Company will have the authority to grant under the plan by an additional 1,850,000 shares of common stock, and (y) to increase the maximum number of shares that may be granted as an award under the Plan to any non-employee director during any one calendar year to: (i) chairperson or lead director – 300,000 shares of common stock; and (ii) other non-employee director - 250,000 shares of common stock, which reflects an increase in the annual limits for awards to be granted to non-employee directors under the Plan.

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock.

During July 2019, we issued an aggregate of 95,313 options to purchase common stock, of which options to purchase 25,000 shares of common stock were issued to our Chief Financial Officer, options to purchase 39,375 shares of common stock were issued to our Chief Executive Officer and options to purchase 30,938 shares of common stock were issued to directors. During August 2019, we issued an aggregate of 150,000 options to purchase shares of common stock of which options to purchase 25,000 shares of common stock were issued to each of Michele Ciavarella, our Chief Executive Officer, Alessandro Marcelli, our Vice President of Operations, Luca Pasquini, our Vice President of Technology, Gabriele Peroni, our Vice President Business Development, Franco Salvagni, our Vice President of Land-based Operations and Beniamino Gianfelici, our Vice President Regulatory Affairs. On November 11, 2019 the Company granted options to purchase 70,625 shares of common stock to various employees at an exercise price of $2.80 per share.

On October 1, 2020, the Board granted to each of Michele Ciavarella, Alessandro Marcelli, Luca Pasquini, Gabriele Peroni, Frank Salvagni, Beniamino Gianfelici and Mark Korb, an option to purchase 140,000, 56,000, 58,000, 36,000, 36,000, 35,000 and 58,000 shares of the Company’s common stock, respectively, under the Company’s 2018 Equity Incentive Plan. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share. On October 1, 2020, the Board also granted to each of Paul Sallwasser, Steven Shallcross and Philippe Blanc, as non-executive members of the Board, an option to purchase 55,000, 35,000 and 55,000 shares of the Company’s common stock, respectively, under the Company’s 2018 Equity Incentive Plan. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a twelve month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $2.03 per share. On October 1, 2020, the board granted options to purchase 95,000 shares of common stock to various employees at an exercise price of $2.03 per share.

As of December 31, 2020, there was an aggregate of 974,938 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 2,025,062 reserved for future grants.

During September 2020, in terms of the employment agreement entered into with Mr. Monteverdi, the Company granted non-plan options to purchase 648,000 shares of common stock that vest pro rata on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth, as of April 5, 2021, the beneficial ownership of our common stock (i) by any person or group known by us to beneficially own more than 5% of the outstanding common stock, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise indicated, we believe that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Elys Game Technology, Corp. 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Directors and Executive Officers
Michele Ciavarella (Executive Chairman of the Board of Directors)(2)	5,195,179	23.6%
Matteo Monteverdi (President and Chief Executive Officer)(3)	15,000	*
Luca Pasquini (Vice President of Technology and Director)(4)	891,757	4.1%
Alessandro Marcelli (Vice President of Operations)(5)	432,385	2.0%
All current executive officers and directors as a group (11 persons)	8,315,746	37.2%
Other 5% or Greater Stockholders
Gold Street Capital Corp.(6)	4,506,441	20.5%

 __________________

* less than 1%

(1)	Based on 21,974,931 shares of common stock outstanding on April 5, 2021.

(2)	Includes 607,313 shares of common stock; a further 4,494,525 shares and warrants exercisable into 11,916 shares of common stock held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella, and options to purchase 204,375 shares of common stock of which 72,605 are vested and a further 8,820 vests within the next 60 days. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.

(3)	Includes 15,000 shares of common stock and options to purchase 648,000 shares of common stock of which 0 are vested and 0 vest in the next 60 days.

(4)	Includes 867,930 shares of common stock and an option to purchase 83,000 shares of common stock of which 19,563 are vested and 4,264 vest in the next 60 days.

(5)	Includes 409,002 shares of common stock and an option to purchase 81,000 shares of common stock of which 19,230 are vested and 4,153 vest in the next 60 days.

(6)

Includes 4,494,525 shares of common stock and warrants exercisable into 11,916 shares of common stock. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.

Changes In Control

None

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions during our fiscal years ended December 31, 2020 and 2019 and our current year to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2020	December 31, 2019
Related Party payables
Gold Street Capital Corp.	$—	$(2,551)
Luca Pasquini	(565)	—
	$(565)	$(2,551)
Related Party Receivables
Luca Pasquini	$1,519	$4,123

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella. Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

During the year ended December 31, 2020, Gold Street Capital Corp. advanced to us $36,300 all of which was repaid during the current period.

On September 4, 2019, we issued to Gold Street 15,196 shares of our common stock as payment in settlement of $48,508 of the reimbursable expenses owing to Gold Street. The balance owing to Gold Street was $0 and $2,551 as of December 31, 2020 and 2019, respectively.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid subsequent to period end.

As an incentive for extending the maturity date of the convertible debentures, all debenture holders, including Gold Street Capital, were granted two-year warrants exercisable at an exercise price of $3.75 per share, and three-year warrants exercisable at an exercise price of $5.00 per share. Gold Street Capital was granted two year-warrants exercisable for 9,533 shares of common stock at $3.75 per share and three-year warrants exercisable for 2,383 shares of common stock at $5.00 per share.

Amounts due to Luca Pasquini is for advances made to various subsidiaries for working capital purposes and receivables for expense advances.

In February 2018 we provided a loan of €39,048 (approximately $45,000) to Engage IT Services Srl to finance hardware purchased by third-party betting shops. In June 2018, we increased the loan by €45,675 (approximately $53,000). The loan bears interest at 4.47% and is due in February 2019. This loan has been repaid in full. During the year ended December 31, 2020, we contracted with Engage IT to provide us software development services of approximately €706,300 (approximately $806,029) of which approximately €20,000 (approximately $24,456) was outstanding at December 31, 2020. Luca Pasquini, one of our officers and directors, holds a 34% stake in Engage IT Services Srl.

During the years ended December 31, 2019, we paid management fees of approximately €120,000 (approximately $134,388) to Ulisse Services, Ltd. to cover call center services and office set-up expenses.

On January 30, 2019, we acquired all of the issued and outstanding ordinary shares of VG and Naos. The sellers included Mr. Luca Pasquini, our Vice President of Technology and a member of our Board of Directors, and Mr. Gabriele Peroni, our Vice President of Business Development, each of whom owned 800 ordinary shares of Naos (20% each of the issued and outstanding shares of Naos). On the closing date of the transaction we paid to each of Messrs. Pasquini and Peroni €21,600 (approximately $24,660) in cash, issued to each of them 6,490 shares of our common stock and issued to each of them a note in the principal amount of €478,400 (approximately $546,200). As of December 31, 2020, we made total cash payments to the former shareholders of VG under the VG Share Purchase Agreement equal to €2,166,700 (approximately $2,536,595), and we issued 562,605 shares amounting to €1,500,000 (approximately $1,673,959) of common stock pursuant to the promissory note. The remaining amounts under the promissory note due to the vendors in cash was €333,300 (approximately $407,563). As of December 31, 2020, Mr. Pasquini has been paid cash of €333,100 (approximately $175,390) and issued 112,521 shares of common stock valued at €300,000 (approximately $399,061). As of December 31, 2020, Mr. Peroni has been paid cash of €354,400 (approximately $424,578) and issued 112,521 shares of common stock valued at €300,000 (approximately $334,792). Our prior non-operating holding company subsidiary Naos was discontinued with effect on December 31, 2019.

In addition, pursuant to the terms of the VG purchase agreement, we agreed to pay the sellers as an earnout payment in shares of our common stock within one month from the end of the 2019 fiscal year such number of shares as shall equal to an aggregate amount of €500,000 (approximately $561,000), if the amounts of bets made by the users through the VGS platform related to our 2019 fiscal year are at least 5% higher than the amounts of bets made by the users through the VGS platform related to our 2018 fiscal year. Based on 18,449,380 tickets sold in 2019 the VG sellers qualified for the earnout payment of 132,736 shares of common stock equal at a price of $4.23 per share.

We issued promissory notes in the principal amounts of $300,000 during the year ended December 31, 2020 to Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our Executive Chairman. The aggregate principal amount of $300,000 together with interest thereon of $22,521 was repaid in full during the year.

Forte Fixtures and Millworks acquired certain convertible notes from third parties that had matured on May 31, 2020. The convertible notes had an aggregate principal amount of $150,000 and only the accrued interest of $70,000 on a note with an aggregate principal amount of $350,000 and notes with an aggregate principal amount of CDN $207,000, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to $445,020 were repaid between August 23, 2020 and October 21, 2020.

As an incentive for extending the maturity date of the convertible debentures, Forte Fixtures was granted two year warrants exercisable for 134,508 shares of common stock at an exercise price of $3.75 per share and three year warrants exercisable for 33,627 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised on December 30, 2020, for gross proceeds of $630,506.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, we have adopted the definition of “independent director” as set forth in Rule 5605 of the Nasdaq stock market. In summary, an “independent director” means a person other than our executive officers or employees or those of our subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Ely’s stock will not preclude a director from being independent.

In applying this definition, our board of directors has determined that each of Paul Sallwasser, Steven Shallcross and Philippe Blanc qualify as an “independent directors” pursuant to Rule 5605 of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $383,709 and $15,514 to BDO in connection to audits for the years ended December 31, 2020 and 2019, respectively.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees during 2020 and 2019.

Tax Fees

No tax fees were paid to BDO for the years ended December 31, 2020 and 2019.

All Other Fees

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2020 and 2019.

Pre-Approved Policy For Audit And Non-Audit Services

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. All of the services rendered to us in the past two fiscal years by BDO were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page 60.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2020 Annual Report.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated August 12, 2020, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant's Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment of Certificate of Incorporation of Elys Game Technology, Corp. dated November 2, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
4.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)
4.2	Form of Subscription Agreement between the Company and the Investors (United States Dollar) (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.3	Form of Subscription Agreement between the Company and the Investors (Canadian Dollar) that includes the Form of Debenture and Form of Common Share Purchase Warrant Certificate (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.4	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
4.5†	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on August 22, 2018)
4.6†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Option Exercise (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.7†	Form of RSU Grant Notice and RSU Award Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)

4.8†	Form of Restricted Stock Award Stock Notice and Restricted Stock Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.9

Form of $3.75 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement filed with the Securities and Exchange Commission on October 21, 2020)

.
4.10

Form of $5.00 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement filed with the Securities and Exchange Commission on October 21, 2020)

4.11	Representative Common Stock Purchase Warrant dated August 12, 2020, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)

4.12	Form of Stock Purchase Warrant dated August 17, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)
4.13

Warrant Agency Agreement dated August 17, 2020, by and between the Company and Signature Stock Transfer, Inc. (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)

4.14†

First Amendment to 2018 Equity Incentive Plan dated October 1, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on October 5, 2020)

4.15	Description of Securities of Newgioco Group, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.1	Form of Subscription Document, Debenture, Warrant Certificate and Exercise Forms dated January 24, 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.2	Form of Subscription Document, Debenture, Warrant Certificate and Exercise Forms dated March 15, 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.3 10.4

Form of Subscription Document, Debenture, Warrant Certificate and Exercise Forms dated June 5, 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 8, 2017)

Form of Subscription Document, Debenture, Warrant Certificate and Exercise Forms dated February 26, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)

10.5	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.6	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
10.7	Independent Contractor Agreement entered into with Mark Korb dated July 1, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 3, 2019)
10.8	Amendment to Employment Agreement between the Company and Michele Ciavarella dated as of July 5, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 8, 2019)

10.9	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Michele Ciavarella (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.10	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Gold Street Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.11	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Braydon Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.12†	Employment Agreement between the Registrant and Matteo Monteverdi dated September 21, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on September 23, 2020)
10.13†	Amendment to Employment Agreement between the Registrant and Michele Ciavarella dated December 30, 2020 (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2021)
10.14†	Form of Indemnification Agreement with Directors and Officers*
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (Included on the signature page of the Annual Report)**
31.1	Certification of Matteo Monteverdi, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Mark Korb Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Matteo Monteverdi, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Mark Korb, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

____________________

* Filed herewith.

†	Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Toronto, Ontario, Canada, April 12, 2021.

ELYS GAME TECHNOLOGY, CORP.

By:	/s/ Matteo Monteverdi
Name:	Matteo Monteverdi
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matteo Monteverdi and Mark Korb, and each of them, individually, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date or dates indicated.

Signature	Title	Date

/s/ Matteo Monteverdi	Chief Executive Officer and President	April 12, 2021
Matteo Monteverdi	(Principal Executive Officer)

/s/ Mark Korb Mark Korb	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2021

/s/ Michele Ciavarella	Chairman of the Board of Directors	April 12, 2021
Michele Ciavarella

/s/ Luca Pasquini Luca Pasquini	Vice President of Technology	April 12, 2021

/s/ Paul Sallwasser Paul Sallwasser	Director	April 12, 2021

/s/ Steven A. Shallcross Steven A. Shallcross	Director	April 12, 2021

/s/ Philippe Blanc Philippe Blanc	Director	April 12, 2021