Form 10-K/A
period 2020-12-31
Elys Game Technology, Corp.
filed 2021-04-13
CIK 1080319

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

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Elys,” and the “Company” refer to Elys Game Technology Corp. and its subsidiaries.

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on April 12, 2021 (the “Original 10-K”) soley for the purpose of (i) correcting the hyperlinks of the documents in the Exhibit Index located in Part IV, Item 15. Exhibits and Financial Statement Schedules and (ii) deleting Exhibit 10.14 in the Original 10-K that was inadvertently included. For ease of reference the entire Original 10-K is being refiled as Amendment No. 1 with the only changes being the corrected hyperlinks and the deletion of prior Exhibit 10.14.

Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original 10-K.

Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated August 12, 2020, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant's Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment of Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
4.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 27, 2018)
4.2	Form of Subscription Agreement between the Company and the Investors (United States Dollar) (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.3	Form of Subscription Agreement between the Company and the Investors (Canadian Dollar) that includes the Form of Debenture and Form of Common Share Purchase Warrant Certificate (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 1, 2018)
4.4	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
4.5†	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 000-50045, filed with the Securities and Exchange Commission on August 22, 2018)
4.6†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Option Exercise (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.7†	Form of RSU Grant Notice and RSU Award Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)

4.8†	Form of Restricted Stock Award Stock Notice and Restricted Stock Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.9

Form of $5.00 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)

4.10

Form of $3.75 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)

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

4.15	Description of Securities of Newgioco Group, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.1	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.2	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.3 10.4†

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

10.5†	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.6	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
10.7†	Independent Contractor Agreement entered into with Mark Korb dated July 1, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 3, 2019)
10.8†	Amendment dated as of July 5, 2019 to Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 8, 2019)

10.9	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Michele Ciavarella (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.10	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Gold Street Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.11	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Braydon Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.12†	Employment Agreement between the Registrant and Matteo Monteverdi dated September 21, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on September 23, 2020)
10.13†	Employment Agreement between the Registrant and Michele Ciavarella dated December 30, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2021)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Matteo Monteverdi, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Mark Korb Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Matteo Monteverdi, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Mark Korb, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

____________________

* Filed herewith.

†	Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Toronto, Ontario, Canada, April 13, 2021.

ELYS GAME TECHNOLOGY, CORP.

By:	/s/ Matteo Monteverdi
Name:	Matteo Monteverdi
Title:	Chief Executive Officer