Form 10-Q
period 2021-03-31
Elys Game Technology, Corp.
filed 2021-05-13
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39170

_________________

ELYS GAME TECHNOLOGY, CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0823179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

1-628-258-5148

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

As of May 12, 2021, the registrant had 22,011,109 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Elys Game Technology, Corp. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Elys Game Technology, Corp. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 13, 2021.

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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Elys Game” “our Company,” “the Company,” “we,” “our,” and “us” refer to Elys Game Technology, Corp. a Delaware corporation, and its wholly owned subsidiaries.

COVID-19 UPDATE

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy, which measures continue in effect as of the date of this Form 10-Q. Accordingly, we had temporarily closed approximately all betting shop locations throughout Italy as a result of the decree until May 4, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

Current Assets
Cash and cash equivalents	$21,524,648	$18,945,817
Accounts receivable	249,828	162,141
Gaming accounts receivable	1,240,595	1,455,710
Prepaid expenses	313,164	327,190
Related party receivable	1,457	1,519
Other current assets	272,814	301,289
Total Current Assets	23,602,506	21,193,666

Non - Current Assets
Restricted cash	1,398,750	1,098,952
Property, plant and equipment	503,908	489,591
Right of use assets	599,252	687,568
Intangible assets	10,081,185	10,257,582
Goodwill	1,662,976	1,663,120
Marketable securities	662,500	467,500
Total Non - Current Assets	14,908,571	14,664,313
Total Assets	$38,511,077	$35,857,979

Current Liabilities
Bank overdraft	$4,769	$3,902
Line of credit - bank	—	500,000
Accounts payable and accrued liabilities	4,859,430	7,961,146
Gaming accounts payable	3,542,732	3,084,768
Taxes payable	1,306,447	946,858
Advances from stockholders	558	565
Deferred purchase consideration, net of discount of $0 and $7,761	—	17,673
Deferred purchase consideration, Related Party, net of discount of $0 and $5,174	—	376,954
Debentures	—	34,547
Operating lease liability	172,734	238,899
Financial lease liability	6,764	10,511
Bank loan payable – current portion	142,083	138,212
Total Current Liabilities	10,035,517	13,314,035

Non-Current Liabilities
Deferred tax liability	1,199,153	1,222,513
Operating lease liability	400,027	416,861
Financial lease liability	16,568	17,265
Bank loan payable	—	66,885
Other long-term liabilities	641,276	664,067
Total Non – Current Liabilities	2,257,024	2,387,591
Total Liabilities	12,292,541	15,701,626

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 22,011,109 and 20,029,834 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,201	2,003
Additional paid-in capital	60,080,571	53,064,919
Accumulated other comprehensive income	(76,140)	267,948
Accumulated deficit	(33,788,096)	(33,178,517)
Total Stockholders' Equity	26,218,536	20,156,353
Total Liabilities and Stockholders’ Equity	$38,511,077	$35,857,979

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2021	2020

Revenue	$14,157,328	$10,170,174

Costs and Expenses
Selling expenses	10,661,815	6,215,161
General and administrative expenses	4,145,210	2,820,961
Total Costs and Expenses	14,807,025	9,036,122

(Loss) Income from Operations	(649,697)	1,134,052

Other Income (Expenses)
Interest expense, net	(7,849)	(139,974)
Amortization of debt discount	(12,833)	(450,229)
Other income	281,344	11,798
Other expense	(26,930)	—
Gain on marketable securities	195,000	130,000
Total Other Income (Expenses)	428,732	(448,405)

(Loss) Income Before Income Taxes	(220,965)	685,647
Income tax provision	(388,614)	(528,038)
Net (Loss) Income	$(609,579)	$157,609

Other Comprehensive Loss
Foreign currency translation adjustment	(344,088)	(112,030)

Comprehensive (Loss) Income	$(953,667)	$45,579

(Loss) Income per common share – basic and diluted	$(0.03)	$0.01
Weighted average number of common shares outstanding – basic and diluted	21,506,684	12,209,833

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Three months ended March 31, 2021 and March 31, 2020

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2020
Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment	—	—	—	(112,030)	—	(130,230)
Net Income	—	—	—	—	157,609	157,609

Balance at March 31, 2020	12,276,878	$1,227	$33,575,113	$(288,747)	$(23,084,226)	$10,203,367

Three months ended March 31, 2021
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock awards	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net (loss)	—	—	—	—	(609,579)	(609,579)

Balance at March 31, 2021	22,011,109	$2,201	$60,080,571	$(76,140)	$(33,788,096)	$26,218,536

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020

Net (Loss) Income	$(609,579)	$157,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	226,703	226,968
Amortization of debt discount	12,833	450,229
Restricted stock awards	140,000	—
Stock option compensation expense	288,968	118,818
Non-cash interest	4,696	79,915
Unrealized gain on trading securities	(195,000)	(130,000)
Movement in deferred taxation	(23,360)	(23,360)

Changes in Operating Assets and Liabilities
Prepaid expenses	9,975	(527,184)
Accounts payable and accrued liabilities	(209,483)	602,633
Accounts receivable	(97,362)	28,867
Gaming accounts receivable	160,652	611,616
Gaming accounts liabilities	598,643	249,102
Taxes payable	409,121	119,131
Due from related parties	(1,975)	49,417
Other current assets	16,907	(37,538)
Long term liability	4,137	(16,160)
Net Cash Provided by Operating Activities	735,876	1,960,063

Cash Flows from Investing Activities
Acquisition of property, plant and equipment and intangible assets	(80,404)	(51,293)
Net Cash Used in Investing Activities	(80,404)	(51,293)

Cash Flows from Financing Activities
Proceeds from warrants exercised	3,909,981	—
Proceeds from bank overdraft	1,053	—
Repayment of bank credit line	(500,000)	—
Repayment of bank loan	(57,176)	(19,942)
Redemption of convertible debentures	(27,562)	(8,996)
Proceeds from promissory notes, related party	—	300,000
Repayment of deferred purchase consideration	(410,383)	(355,337)
Capital finance lease repaid	(3,414)	(3,024)
Net Cash provided by (Used in) Financing Activities	2,912,500	(87,299)

Effect of change in exchange rate	(689,343)	(185,635)

Net increase in cash	2,878,629	1,635,836
Cash, cash equivalents and restricted cash – beginning of the period	20,044,769	6,732,515
Cash, cash equivalents and restricted cash – end of the period	$22,923,398	$8,368,351

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$21,524,648	$6,828,398
Restricted cash included in non-current assets	1,398,750	1,539,953
	$22,923,398	$8,368,351

See notes to the unaudited condensed consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,133	$62,178
Income tax	$52,385	$437,767

Supplemental cash flow disclosure for non-cash activities

Cash Flows from Operating Activities
Conversion of convertible debt to common stock	$—	$395,253
Deferred purchase consideration settled by the issuance of common stock	$—	$842,432
Common stock issued to settle liabilities	$2,676,901	$—

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, ELYS GAME TECHNOLOGY, CORP. (“Elys” or the “Company”) is an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. The Company’s subsidiaries hold gaming licenses to operate in the Italian and Austrian leisure betting markets offering gaming services, including a variety of lottery, casino gaming and sports betting products through two distribution channels: an online channel and a land-based retail channel. Additionally, the Company is a global gaming technology company (known as a “Provider”), which owns and operates a betting software designed with a unique “distributed model” (“shop-client”) software architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system and sports book.

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp.	Parent Company	USA	U.S. Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited (“Elys”)	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. Dollar

The Company operates in two lines of business: (i) provider of certified betting Platform software services to leisure betting establishments in Italy and other countries and; (ii) the operating of web based as well as land based leisure betting establishments situated throughout Italy and web based in Austria.

The Company’s operations are carried out through the following three geographically organized groups:

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	a technology group which is based in Innsbruck, Austria and manages software development, training, and administration; and
c)	a corporate group which is based in North America and operates out of our principal executive offices in Toronto, Canada and satellite offices in the USA in San Francisco, California, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various independent contractors and vendors are engaged.

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”).

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Basis of Presentation (continued)

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

For the purposes of its listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102“ Continuous Disclosure Obligations”(“NI 51-102CP”) which permits the Company to prepare its financial statements in accordance with U.S. GAAP.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Foreign operations

The Company translated the assets and liabilities of its foreign subsidiaries into U.S. Dollars at the exchange rate in effect at quarter end and the results of operations and cash flows at the average rate throughout the quarter. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss).

All revenues were generated in Euro and Colombian Peso during the periods presented.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Loss Contingencies

The Company may be subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, gaming license, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using the Company’s website platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is possible, and a range of the loss can be reasonably estimated, it discloses the range of the possible loss in the Notes to the unaudited condensed Consolidated Financial Statements.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months ended March 31, 2021 and 2020.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Plant and Equipment (continued)

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

The Ulisse Bookmaker License has no expiration date and is therefore not amortized but is tested for impairment on an annual basis in terms of ASC 350 using estimated fair value.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Goodwill (continued)

As of March 31, 2021, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic has had, and is expected to continue to have a significant impact on our land-based business, the impact is expected to be mitigated because web-based turnover generated by the Company has increased.

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

ELYS GAME TECHNOLOGY, CORP.

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

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land-based leisure betting establishments situated throughout Italy and only web based distribution in Austria; and
(ii)	provider of certified betting Platform software services to leisure betting establishments in Italy and other countries.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Restricted Cash

Restricted cash consists of the following:

·	Cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.

·	The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. The line of credit was repaid during the three months ended March 31, 2021. See Note 9.

4. Property, plant and equipment

	March 31, 2021			December 31,2020
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$64,298	$(28,851)	$35,447	$39,707
Computer and office equipment	984,478	(727,946)	256,532	247,572
Fixtures and fittings	288,725	(237,873)	50,852	54,465
Vehicles	102,500	(45,357)	57,143	63,382
Computer software	222,924	(118,990)	103,934	84,465
	$1,662,925	$(1,159,017)	$503,908	$489,591

The aggregate depreciation charge to operations was $50,777 and $51,125 for the quarter ended March 31, 2021 and 2020, respectively. The depreciation policies followed by the Company are described in Note 2.

5. Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	March 31, 2021	December 31, 2020
Non-current assets
Right of use assets - operating leases, net of amortization	$599,252	$687,568
Right of use assets - finance leases, net of depreciation – included in plant and equipment	$22,716	$27,119

Lease costs consists of the following:

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$3,400	$3,110
Interest expense on lease liabilities	241	320

Operating lease cost	65,946	61,046

Total lease cost	$69,587	$64,476

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Leases (continued)

Other lease information:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(241)	$(320)
Operating cash flows from operating leases	(65,946)	(61,046)
Financing cash flows from finance leases	(3,414)	(3,344)

Weighted average remaining lease term – finance leases	2.62 years	3.53 years
Weighted average remaining lease term – operating leases	2.60 years	3.26 years

Weighted average discount rate – finance leases	3.70%	3.54%
Weighted average discount rate – operating leases	3.58%	3.43%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$7,327
2022	9,079
2023	7,274
2024	844
Total undiscounted minimum future lease payments	24,524
Imputed interest	(1,192)
Total finance lease liability	$23,332

Disclosed as:
Current portion	$6,764
Non-Current portion	16,568
$23,332

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$185,978
2022	212,842
2023	171,620
2024	30,040
Total undiscounted minimum future lease payments	600,480
Imputed interest	(27,719)
Total operating lease liability	$572,761

Disclosed as:
Current portion	$172,734
Non-Current portion	400,027
$572,761

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Intangible Assets

Intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$(1,111,484)	$4,578,481	$4,673,314
Licenses	5,799,629	(910,191)	4,889,438	4,917,733
Location contracts	1,000,000	(947,260)	52,740	88,455
Customer relationships	870,927	(376,804)	494,123	509,237
Trademarks	119,094	(52,691)	66,403	68,843
Websites	40,000	(40,000)	—	—
	$13,519,615	$(3,438,430)	$10,081,185	$10,257,582

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

The Company recorded $175,829 and $175,748 in amortization expense for finite-lived assets for the three months ended March 31, 2021 and 2020, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

The estimated amortization expense over the next five year period is as follows:

Amount
Remainder of 2021	$446,424
2022	450,371
2023	449,793
2024	448,118
2025	448,118
Total estimated amortization expense	$2,242,824

7. Goodwill

	March 31, 2021	December 31, 2020

Opening balance	$1,663,120	$1,663,385
Foreign exchange movements	(144)	(265)
Closing balance	$1,662,976	$1,663,120

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized into earnings.

The shares of Zoompass were last quoted on the OTC market at $0.265 per share on March 31, 2021, resulting in an unrealized gain recorded to earnings related to these securities of $195,000 for the three months ended March 31, 2021.

9. Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, of which $0 was drawn as of March 31, 2021, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, and no maturity date as long as the security deposit of $1,000,000 remains in place, see Note 3.

10. Convertible Debentures

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

As of March 31, 2021 and December 31, 2020, the Company has outstanding, Canadian Dollar denominated convertible debentures in the aggregate principal amount of CDN $0 and CDN $35,000 (approximately $27,442), respectively.

Convertible debentures of $10,000 and CDN $65,000 (approximately $48,416) that had matured on May 31, 2020 were extended to August 29, 2020, of which CDN $35,000 was acquired by a related party prior to extension, and a further $600,000 and CDN $242,000 (approximately $180,257) that had matured, had the maturity date extended to September 28, 2020, of which $500,000 and CDN $207,000 were acquired by a related party, prior to extension. All of the convertible debentures with extended maturity dates, with the exception of one convertible debenture of CDN $35,000, were repaid during 2020. The remaining convertible debenture of CDN $35,000 was repaid in the current period.

During the year ended December 31, 2020, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN $317,600, including interest thereon of CDN $45,029 and investors in U.S. Dollar convertible debentures converted the aggregate principal amount of $400,000, including interest thereon of $70,492 into 230,134 shares of common stock.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Convertible Debentures (continued)

The Aggregate convertible debentures outstanding consists of the following:

	March 31, 2021	December 31, 2020
Principal Outstanding
Opening balance	$27,442	$3,464,737
Repaid	(27,562)	(2,778,349)
Conversion to equity	—	(634,431)
Foreign exchange movements	120	(24,515)
	—	27,442
Accrued Interest
Opening balance	7,105	524,227
Interest expense	4,696	207,595
Repaid	(11,833)	(619,992)
Conversion to equity	—	(103,958)
Foreign exchange movements	32	(767)
	—	7,105
Debenture Discount
Opening balance	—	(627,627)
Amortization	—	627,627
	—	—
Convertible Debentures, net	$—	$34,547

11. Deferred Purchase Consideration

During the current period, the Company paid the remaining balance of €20,800 (approximately $25,262) to non-related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration to non-related parties consists of the following:

	March 31, 2021	December 31, 2020
Principal Outstanding
Promissory note due to non-related parties	$25,434	$1,802,384
Settled by the issuance of common shares	—	(724,467)
Repayment in cash	(25,262)	(1,105,455)
Foreign exchange movements	(172)	52,972
	—	25,434
Present value discount on future payments
Present value discount	(7,761)	(120,104)
Amortization	7,700	114,333
Foreign exchange movements	61	(1,990)
	—	(7,761)
Deferred purchase consideration, net	$—	$17,673

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company made payments in the aggregate principal amount of €27,773 (approximately USD $33,491) for the three months ended March 31, 2021.

13. Other long-term liabilities

Other long-term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	March 31, 2021	December 31, 2020

Severance liability	$293,254	$297,120
Customer deposit balance	348,022	366,947
Total other long-term liabilities	$641,276	$664,067

14. Related Parties

Notes Payable, Related Party

On March 11, 2020, the Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our Executive Chairman. The PN bears no interest and is repayable on demand.

The movement on notes payable, Related Party, consists of the following:

	March 31, 2021	December 31, 2020
Principal Outstanding
Additions	$—	$300,000
Repayment	—	(200,000)
Applied to warrant exercise	—	(100,000)
	—	—
Accrued Interest
Opening balance	—	—
Interest expense	—	22,521
Repayment	—	(14,465)
Applied to warrant exercise	—	(8,056)
	—	—
Promissory Notes Payable – Related Party	$—	$—

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

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

Deferred Purchase consideration, Related Party

During the current period, the Company paid the remaining balance of €312,500 (approximately $385,121) to related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

Description	March 31, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,340
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(558)	$(565)

Related Party Receivables
Luca Pasquini	$1,457	$1,519

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current period end.

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

Luca Pasquini

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of March 31, 2021, the Company has paid Mr. Pasquini the full cash amount cash of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, the Company issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

Amounts due to and from Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

Michele Ciavarella

Mr. Ciavarella agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, the Company issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date if issue.

On January 22, 2021, the Company issued Mr. Ciavarella 175,396 shares of common stock valued at $1,003,265, in settlement of accrued compensation due to him.

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation Limited for €4,000,000 (approximately $4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of March 31, 2020, the Company has paid Mr. Peroni the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, the Company issued Mr. Peroni 74,294 shares of common stock valued at $424,962, in settlement of accrued compensation due to him.

Alessandro Marcelli

On January 22, 2021, the Company issued Mr. Marcelli 34,002 shares of common stock valued at $194,491, in settlement of accrued compensation due to him.

Franco Salvagni

On January 22, 2021, the Company issued Mr. Salvagni 70,807 shares of common stock valued at $405,016, in settlement of accrued compensation due to him.

Beniamino Gianfelici

On January 22, 2021, the Company issued Mr. Gianfelici 63,278 shares of common stock valued at $361,950, in settlement of accrued compensation due to him.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Steven Shallcross

On January 22, 2021, the Company issued to Mr. Shallcross, a director of the Company, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

15. Stockholders’ Equity

For the three months ended March 31, 2021, the Company issued a total of 467,990 shares of common stock, valued at $2,676,901 for the settlement of compensation and directors’ fees to certain of the Company’s related parties, refer note 14 above.

Between January 4, 2021 and March 29, 2021, investors exercised warrants for 1,485,809 shares of common stock for gross proceeds of $3,909,981 at an average exercise price of $2.63 per share.

On January 22, 2021, the Company issued 24,476 restricted shares of common stock valued at $140,000 to Michele Ciavarella in terms of a compensation election he made for the 2021 fiscal year.

16. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2020 to March 31, 2021 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	1,089,474	$4.00	$4.00
Granted	5,374,371	2.50 to 5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00	4.00
Exercised	(3,321,226)	2.50 to 5.00	2.62
Outstanding December 31, 2020	2,053,145	$2.50 to 5.00	2.63
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	(1,485,809)	2.50 to 3.75	2.62
Outstanding March 31, 2021	567,336	$2.50 to 5.00	$2.66

The following tables summarize information about warrants outstanding as of March 31, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	507,173	4.39	$2.50	507,173	$2.50
$3.75	48,395	1.16	3.75	48,395	3.75
$5.00	11,768	1.37	5.00	11,768	5.00
	567,336	4.05	$2.66	567,336	$2.66

17. Stock Options

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Stock Options (continued)

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock.

In addition, pursuant to the employment agreement entered into with Mr. Monteverdi, the Company granted a non-plan option to purchase 648,000 shares of common stock at an exercise price of $1.84 that vest pro rata on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024.

The Company issued a ten year option exercisable for 50,000 shares at an exercise price of $2.62 to an employee.

The options awarded during the three months ended March 31, 2021 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Three months ended March 31, 2021
Exercise price	$2.62
Risk free interest rate	0.92%
Expected life of options	10 years
Expected volatility of underlying stock	229.8%
Expected dividend rate	0%

As of March 31, 2021, there was an aggregate of 1,024,938 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan and 1,975,062 reserved for future grants.

A summary of all of the Company’s option activity during the period January 1, 2020 to March 31, 2021 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	315,938	$2.72 to 2.96	$2.84
Granted	1,307,000	1.84 to 2.03	1.95
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding December 31, 2020	1,622,938	$1.84 to 2.96	2.11
Granted	50,000	2.62	2.62
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding March 31, 2021	1,672,938	$1.84 to 2.96	$2.12

The following tables summarize information about stock options outstanding as of March 31, 2021:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$1.84	648,000	9.48		—
$2.03	659,000	9.51		158,167
$2.62	50,000	9.67		—
$2.72	25,000	5.25		25,000
$2.80	220,625	8.48		82,917
$2.96	70,313	8.27		70,313
	1,672,938	9.25	$2.12	336,397	$2.47

As of March 31, 2021, there were unvested options to purchase 1,336,542 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,447,604 which is expected to be recognized over a period of 41 months.

The intrinsic value of the options at March 31, 2021 was $5,311,604.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended March 31,
	2021	2020
Turnover
Web-based	$231,332,159	$92,376,106
Land-based	11,825,830	23,602,084
Total Turnover	243,157,989	115,978,190

Winnings/Payouts
Web-based	215,598,415	86,095,623
Land-based	10,164,937	18,191,402
Total Winnings/payouts	225,763,352	104,287,025

Gross Gaming Revenues
Web-based	15,733,744	6,280,483
Land-based	1,660,893	5,410,682
Gross Gaming Revenues	$17,394,637	$11,691,165

Less: ADM Gaming Taxes	(3,329,038)	(1,530,795)
Net Gaming Revenues	$14,065,599	$10,160,370

Betting platform software and services	91,729	9,804
Revenue	$14,157,328	$10,170,174

19. Net Income (Loss) per Common Share

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

For the three months ended March 31, 2021 and 2020, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three Months ended March 31, 2021	Three Months ended March 31, 2020

Options	1,672,938	315,938
Warrants	567,336	1,067,486
Convertible debentures	—	1,106,250
	2,240,274	2,489,674

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$2,081	$44,157	$34,166	$80,404
Assets
Current assets	12,300,829	822,379	10,479,298	23,602,506
Non-current assets	7,081,460	6,169,034	1,658,077	14,908,571
Liabilities
Current liabilities	(8,675,683)	(698,241)	(661,593)	(10,035,517)
Non-current liabilities	(1,055,027)	(1,201,997)	—	(2,257,024)
Intercompany balances	4,273,141	(318,375)	(3,954,766)	—
Net asset position	$13,924,720	$4,772,800	$7,521,016	$26,218,536

The segment operating results of the reportable segments are disclosed as follows:

	March 31, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$14,065,599	$91,729	$—	$—	$14,157,328
Intercompany Service revenue	97,624	802,112	—	(899,736)	—
	14,163,223	893,841	—	(899,736)	14,157,328

Operating expenses
Intercompany service expense	802,112	97,624	—	(899,736)	—
Selling expenses	10,657,764	4,051	—	—	10,661,815
General and administrative expenses	1,687,969	1,264,188	1,193,053	—	4,145,210
	13,147,845	1,365,863	1,193,053	(899,736)	14,807,025

Income (Loss) from operations	1,015,378	(472,022)	(1,193,053)	—	(649,697)

Other (expense) income
Interest expense, net	(2,692)	(3)	(5,154)	—	(7,849)
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Other income	280,882	462	—	—	281,344
Other expense	(24,118)	(2.812)	—	—	(26,930)
Gain on marketable securities	—	—	195,000	—	195,000
Total other (expenses) income	254,072	(2,353)	177,013	—	428,732

(Loss) Income before Income Taxes	1,269,450	(474,375)	(1,016,040)	—	(220,965)
Income tax provision	(393,410)	4,796	—	—	(388,614)
Net (Loss) Income	$876,040	$(469,579)	$(1,016,040)	$—	$(609,579)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$28,758	$22,534	$—	$51,293
Assets
Current assets	7,928,294	365,476	359,852	8,653,622
Non-current assets	12,633,088	6,514,244	1,279,174	20,426,506
Liabilities
Current liabilities	(5,911,483)	(503,558)	(9,918,078)	(16,333,119)
Non-current liabilities	(1,227,525)	(1,316,117)	—	(2,543,642)
Intercompany balances	6,130,287	227,718	(6,358,005)	—
Net asset position	$19,552,661	$5,287,763	$(14,637,057)	$10,203,367

The segment operating results of the reportable segments are disclosed as follows:

	March 31, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$10,160,370	$9,804	$—	$—	$10,170,174
Intercompany Service revenue	25,090	799,714	—	(824,804)	—
	10,185,460	809,518	—	(824,804)	10,170,174

Operating expenses
Intercompany service expense	799,714	25,090	—	(824,804)	—
Selling expenses	6,210,347	553,897	—	—	6,764,244
General and administrative expenses	1,245,510	444,538	581,830	—	2,271,878
	8,255,571	1,023,525	581,830	(824,804)	9,036,122

Income (Loss) from operations	1,929,889	(214,007)	(581,830)	—	1,134,052

Other (expense) income
Interest expense, net	(49,349)	3	(90,628)	—	(139,974)
Amortization of debt discount	—	—	(450,229)	—	(450,229)
Gain on marketable securities	—	—	130,000	—	130,000
Other income	11,798	—	—	—	11,798
Total other (expenses) income	(37,551)	3	(410,857)	—	(448,405)

Income (Loss) before Income Taxes	1,892,338	(214,004)	(992,687)	—	685,647
Income tax provision	(545,868)	(5,530)	23,360	—	(528,038)
Net Income (Loss)	$1,346,470	$(219,534)	$(969,327)	$—	$157,609

21. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 13, 2021 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10Q for the three months ended March 31, 2021.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

In the Italian leisure betting market we currently provide our gaming services through our subsidiaries, Multigioco Srl (“Multigioco”), and Ulisse GmbH (“Ulisse”). These operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) and our Austrian Bookmaker license. In Italy our ADM license permit us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website newgioco.it or commercial webskins linked to our licensed website and through mobile devices, while our Austria Bookmaker license permits us to operate within bilateral Intra-EU trade agreements an online website and retail Data Transmission Centers (“CTD”) that operated by third-party independent businesses to offer sport betting and virtual betting products.

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

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2020 and the three months ended March 31, 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy, which measures continue in effect as of the date of this Form 10-Q. Accordingly, we had temporarily closed all betting shop locations throughout Italy as a result of the decree until May 4, 2020. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and negatively impacted the Company’s operating results.

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

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, and we expect that a significant number of locations will not re-open after the COVID-19 related lockdowns in Italy subside. Since the duration and scope of the COVID-19 outbreak worldwide, including the impact to the local economies and retail business is not precisely determinable at this time, management decided to progressively sunset our Ulisse operations in Italy while focusing investments on growing our more familiar Multigioco brand, the result of which management believes will reduce the complexity and efficiency of our gaming operations in Italy.

Expansion and New Markets

United States Operations Development

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the PASPA was unconstitutional as it violated the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. States such as Nevada, New Jersey, Delaware, West Virginia, Rhode Island, Pennsylvania, Arkansas, Montana, Illinois, Indiana, Iowa, Tennessee, New York, New Mexico, New Hampshire, North Carolina, Oregon, Michigan, Mississippi, Colorado and the District of Columbia have passed laws legalizing sports gambling that were ready to be enacted once the federal ban on sports betting was lifted. In addition, additional states including Maine, California, Connecticut, Louisiana, South Carolina, Oklahoma, Kansas, Missouri, Kentucky, Ohio and Maryland are considering active bills.

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a B2B2C basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. In September 2020, our retail sports betting solution obtained Gaming Laboratories International (“GLI”) certification allowing our technology to be ready for deployment in the U.S. land-based gaming segment. Furthermore, we have analyzed the technical specifications checklist supplied by GLI to verify that coding in our online product meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). We believe that our online Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our software to GLI for certification in the latter half of 2021. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate in the digital segment, we also expect to be well-positioned to commence processing online sports bets in the U.S. on a B2B2C basis through our Platform.

As part of our multi-year business growth strategy, during 2019 and 2020 we made significant investments for expansion into new markets outside of Italy, including GLI-33 certification of our Platform, professional services, trade show marketing and brand promotion to enter and then build a foundation aimed at accelerating our U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized U.S.-based headquarters.

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

On May 28, 2020, we organized Elys Gameboard Technologies, LLC, a wholly owned subsidiary for the purpose of expanding our sports betting operations throughout the U.S. We are in the process of seeking our first sports betting license in Washington, DC and anticipate launching our new U.S. sports betting platform with our first U.S. operator client in 2021.

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

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020.

This Management’s Discussion and Analysis includes a discussion of our operations for the three months ended March 31, 2021 and 2020.

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our ELYS software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$231,332,159	$92,376,106	$138,956,053	150.4%
Turnover land-based	11,825,830	23,602,084	(11,776,254)	(49.9)%
Total Turnover	243,157,989	115,978,190	127,179,799	109.7%

Winnings/Payouts
Winnings web-based	215,598,415	86,095,623	129,502,792	150.4%
Winnings land-based	10,164,937	18,191,402	(8,026,465)	(44,1)%
Total Winnings/payouts	225,763,352	104,287,025	121,476,327	116.5%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	15,733,744	6,280,483	9,453,261	150.5%
Gross Gaming Revenues Land-based	1,660,893	5,410,682	(3,749,789)	(69.3)%
	17,394,637	11,691,165	5,703,472	48.8%

Less: Gaming Taxes	(3,329,038)	(1,530,795)	(1,798,243)	117.5%

Net Gaming Revenues	14,065,599	10,160,370	3,905,229	38.4%

Add: Service Revenues	91,729	9,804	81,925	835.6%

Total Revenues	$14,157,328	$10,170,174	$3,987,154	39.2%

The Company generated total revenues of $14,157,328 and $10,170,174 for the three months ended March 31, 2021 and 2020, respectively, an increase of $3,987,154 or 39.2%.

The change in turnover (handle) is primarily due to the following:

Web-based turnover increased by $138,956,053 or 150.4%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the prior year and the entire current period, due to the pandemic. As a consequence of the stay-home mandate imposed by the Italian government, many customers continued using web-based channels. The impact was significant for our Ulisse operation and Multigioco land-based operation whose turnover is derived from physical betting shops, while our Multigioco online web based platform saw significant growth as we do not rely solely on physical betting shops. We expect the business mix to continue to trend towards web-based channels, and we still expect quarterly growth for the foreseeable future as we gain market share.

The percentage of payouts on online turnover remained static at 93.2% for the three months ended March 31, 2021 and 2020. The payout percentage varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $11,776,254 or 49.9%. The decrease over the prior period was impacted by the shutdown of betting shops in Italy that started on March 8, 2020 due to COVID-19. The shops temporarily reopened from June 19, 2020 until November 2020 when the Italian government imposed new lockdowns that are currently in place and the shops remain closed as of the date of this Quarterly Report on Form 10-Q. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was offset by increased online based gaming in both Multigioco and Ulisse. We expect the business mix to trend towards web-based channels. The percentage of payouts on land-based turnover increased from 77.1% in the prior period to 86.0% in the current period, the prior period payout percentage was significantly better than our expectations, while in the current period, we experienced a slightly higher than historical payout percentage ranging from 82% to 84%. The payout percentage varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Disaggregated sports betting hold decreased to 16.7% from 20.7% of handle for the three months ended March 31, 2021 and 2020, a decrease of 4 percentage points in sportsbook hold. The shift towards growing our online channel, with higher pay-out casino games and lower margin poker rake, resulted in an overall blended conversion of turnover to revenue hold to 7.2% from 10.1% for the three months ended March 31, 2021 and 2020, respectively, a decrease of 2.9 percentage points in blended hold.

Gaming taxes increased by $1,798,243 or 117.5% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 19.1% for the three months ended March 31, 2021 is significantly higher than the 13.1% for the three months ended March 31, 2020, respectively, and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24.7% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Since the majority of Ulisse CTD locations are not expected to re-open after the COVID-19 related lockdowns in Italy subside, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinuing Ulisse distribution in Italy by the end of Q2-2021, and focusing Ulisse online operations in Austria and other potential European regions.

Service revenues increased by $81,925. Our Platform services customer base is currently limited primarily to services provided to external international retail customers and internal group operations of Multigioco, Ulisse and VG. The revenue was primarily from our Colombian operation which was established in the prior year. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $10,661,815 and $6,215,161 for the three months ended March 31, 2021 and 2020, respectively, an increase of $4,446,654 or 71.5%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. Due to a concerted effort to manage the rates at which we agree to pay commissions to selling agents, based on a 109.7% increase in turnover during the three months ended March 31, 2021, our percentage of selling expenses to turnover was approximately 4.4%, compared to 5.4% for the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses were $4,145,210 and $2,820,961 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,324,249 or 46.9%. The increase in general and administrative expenditure includes an increase in stock based compensation expense of $321,400 due to the number of options issued to senior management, directors and strategic employees during the current year, an increase in corporate salary related expenses of $295,099 as a direct result of expanding the U.S. based management team to position ourselves for expansion into the U.S. markets and an increase in professional fees of $131,925 primarily due to licensing work related to obtaining U.S. gaming licenses and an increase in investor relations fees of $154,440 primarily due to increasing the profile of our business to investors in the U.S. and Canada and an increase in administrative and development in our Odissea operation of $340,342, directly related to our expected deployment in the US market; and other immaterial movements in general and administrative expenses that included initial fees of listing our shares in Canada. Overall operating expenditure increased at our Multigioco operation by $290,412 to support the increased revenue generated primarily by this operation.

(Loss) Income from Operations

The loss from operations was $649,697 and the income from operations was $1,134,052 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1,783,749 or 157.3%. The increase in loss from operations is primarily due to the following: (i) the increase in selling expenses of $4,446,654; (ii) the increase in general and administrative expenses of $1,324,249; partially offset by (iii) the increase in revenue of $3,987,154, as discussed above.

Interest Expense, Net

Interest expense, net was $7,849 and $139,974 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $132,125 or 94.4%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt. The last convertible debenture was repaid during the current period.

Amortization of debt discount

Amortization of debt discount was $12,833 and $450,229 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $437,396 or 97.15%. The decrease is primarily due to the conversion of convertible debentures into equity and the repayment of convertible debentures in the prior year, the convertible debentures were fully amortized during the prior year and the remaining amortization, related to the deferred purchase consideration promissory notes due on the Virtual Generation acquisition.

Other income

Other income was $281,344 and $11,798 for the three months years ended March 31, 2021 and March 31, 2020, respectively, an increase of $169,546 or 151.7%. Other income includes a COVID tax credit of $85,874 received from the Agenzia delle Dogani e dei Monopoli (“ADM”) for taxes previously charged and $108,529 of COVID relief funds received by Ulisse during the current period as well as other immaterial amounts received.

Other expense

Other expense was an immaterial amount relating to an administrative penalty of $26,930 and $0 for the three months ended March 31, 2021 and 2020, respectively, an increase of $26,930 or 100%.

Gain on Marketable Securities

The Gain on marketable securities was $195,000 and $130,000 for the three months ended March 31, 2021, and 2020, respectively. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter.

(Loss) Income Before Income Taxes

Loss before income taxes was $220,965 and income before income taxes was $685,647 for the three months ended March 31, 2021 and 2020, respectively, a decrease in income of $906,612 or 132.2%. The decrease is attributable to the increase in loss from operations discussed above, offset by the reduction in interest and amortization expense and the increase in other income and the gain on marketable securities, as discussed above.

Income Tax Provision

The income tax provision was $388,614 and $528,038 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $139,424 or 26.4%. The current year tax charge consists of income tax charge of $411,974 and deferred taxation credit of $(23,360). The tax charge is due to taxable income earned in our operating subsidiaries of $1,436,505, resulting in the taxation charge of $411,974, offset by losses generated predominantly at the corporate level of $1,657,472, for which no deferred tax is provided due to the uncertainty of future realization of these losses.

Net (Loss) Income

Net loss was $609,579 and net income was $157,609 for the three months ended March 31, 2021 and 2020, respectively, an increase in net loss of $767,188 or 486.8%, due to the items discussed above.

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

We recorded a foreign currency translation adjustment of $(344,088) and $(112,030) for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy, which measures continue in effect as of the date of this Quarterly Report on Form 10-Q. Accordingly, we had temporarily closed approximately 150 betting shop locations throughout Italy as a result of the decree until May 4, 2020.

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

Assets

At March 31, 2021, we had total assets of $38,511,077 compared to $35,857,979 at December 31, 2020. The increase is primarily related to the increase in cash and cash equivalents generated by warrants exercised during the three months ended March 31, 2021, offset by the repayment of certain debts discussed below.

Liabilities

At March 31, 2021, we had $12,292,541 in total liabilities compared to total liabilities of $15,701,626 at December 31, 2020. The decrease is attributable to the repayment of the line of credit of $500,000, the redemption of convertible debt of $27,562 out of the proceeds from the warrant exercise and the repayment of deferred purchase consideration of $410,383 and bank loans of $57,176. In addition, corporate liabilities were reduced by issuing shares valued at $2,676,901 to settle accrued compensation costs due to certain directors and officers.

Working Capital

We had $21,524,648 in cash and cash equivalents at March 31, 2021 compared to $18,945,817 on December 31, 2020.

We had a working capital surplus of $13,566,989 at March 31, 2021, compared to a working capital surplus of $7,879,631 at December 31, 2020. The working capital position improved due to the proceeds raised on the warrant exercises of $3,909,981 and the settlement of the accrued compensation costs due to certain directors and officers of $2,676,901.

We repaid our $500,000 secured revolving line of credit from Metropolitan Commercial Bank in New York during the quarter, the line of credit bore a fixed rate of interest of 3% on the outstanding balance.

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

Accumulated Deficit

As of March 31, 2021, we had accumulated deficit of $33,788,096 compared to accumulated deficit of $33,178,517 at December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $735,876 and $1,960,063 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1,124,187, primarily related to the decrease in net income of $767,188, discussed under operating results; a movement in working capital of $(189,269), primarily due to the movement in accounts payable and accrued liabilities offset by a decrease in the movement of pre-paid expenses and a decrease on the movement on taxes payable; offset by an increase in the movement in non-cash items of $267,730, primarily due to the reduction in the debt discount amortization, offset by an increase in restricted stock awards and stock based compensation expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $80,404 compared to net cash used in investing activities of $51,293 for the three months ended March 31, 2020. We invested funds in computer related software and hardware predominantly for the U.S. based expansion strategy.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $2,912,500 compared to net cash used in financing activities of $87,299 for the three months ended March 31, 2020. The net cash provided by financing activities during the current period included net proceeds of $3,909,981 raised from the exercise of warrants related to the underwritten public offering in August 2020 and the repayment of the bank letter of credit of $500,000 and the payment of deferred purchase consideration of $410,383.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$7,327
2022	9,079
2023	7,274
2024	844
Total undiscounted minimum future lease payments	$24,524

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$185,978
2022	212,842
2023	171,620
2024	30,040
Total undiscounted minimum future lease payments	$600,480

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

Related Party Transactions

The following includes a summary of transactions during our fiscal year ended December 31, 2020 and our current period ended March 31, 2021 to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(558)	$(565)

Related Party Receivables
Luca Pasquini	$1,457	$1,519

Amounts due to Luca Pasquini are for advances made to various subsidiaries for working capital purposes.

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella. Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

During the year ended December 31, 2020, Gold Street Capital Corp. advanced to us $36,300 all of which was repaid during the current period.

On September 4, 2019, we issued to Gold Street 15,196 shares of our common stock as payment in settlement of $48,508 of the reimbursable expenses owing to Gold Street. There was no balance owing to Gold Street as of March 31, 2021 and December 31, 2020, respectively.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current period end.

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

As of March 31, 2021, we had settled the balance outstanding to the former shareholders of VG under the VG Share Purchase Agreement by making cash payments equal to €2,500,000 (approximately $2,946,978), and we issued 562,605 shares amounting to €1,500,000 (approximately $1,673,959) of common stock pursuant to the promissory note. Mr. Pasquini has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $399,061). Mr. Peroni has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $334,792).

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

The movement on deferred purchase consideration consists of the following:

Description	March 31, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,340
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

On January 22, 2021, we issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

Mr. Ciavarella agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, we issued Mr. Ciavarella 24,976 shares of common stock valued at $140,000 on the date if issue.

On January 22, 2021, we issued Mr. Ciavarella 175,396 shares of common stock valued at $1,003,265, in settlement of accrued compensation due to him.

On January 22, 2021, we issued Mr. Peroni 74,294 shares of common stock valued at $424,962, in settlement of accrued compensation due to him.

On January 22, 2021, we issued Mr. Marcelli 34,002 shares of common stock valued at $194,491, in settlement of accrued compensation due to him.

On January 22, 2021, we issued Mr. Salvagni 70,807 shares of common stock valued at $405,016, in settlement of accrued compensation due to him.

On January 22, 2021, we issued Mr. Gianfelici 63,278 shares of common stock valued at $361,950, in settlement of accrued compensation due to him.

On January 22, 2021, we issued to Mr. Shallcross, a director of the Company, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Elys Game Technology, Corp is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. The Company is currently in the process of improving its disclosure controls and procedures by implementing new policies and guidelines for internal controls and governance as well as increasing the number additional staff that should enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2019, an action was filed against the Company by Elizabeth J. MacLean, the Company’s former CFO, in the Superior Court of Arizona, Maricopa County (the “Arizona Court”), Case No. C2019-008383. The action challenged the Company’s termination of Ms. MacLean’s employment in May 2019 as unlawful under her employment agreement, dated September 19, 2018, with the Company and seeks damages in the amount of $1,050,204. On October 10, 2019, a default judgment was filed in the Arizona Court. On November 4, 2019, the Company filed a motion to set aside the default judgment based on, among other things, the failure by plaintiff’s counsel to follow the notice provisions of Arizona law which led to the default judgment. On January 29, 2020, the Arizona Court ruled in favor of the Company to set aside the default judgement. On March 16, 2021, the Arizona Court of Appeals denied Ms. MacLean’s appeal of the trial court’s decision to set aside a default judgement previously obtained by Ms. MacLean and has awarded costs to the Company, which Ms. MacLean is contesting. The Company believes this action to be wholly without merit and that it has various meritorious defenses to this action, including that Ms. MacLean was terminated during the stated probationary period set forth in her employment agreement with the Company and that the Company had good cause to affect any such termination, whether within or without the probationary period. The Company does not expect this action will have a material adverse effect on its business or its current and expected future operations.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2020. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Risks related to our financial position

The effects of the COVID-19 pandemic have strained and negatively impacted our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.

The outbreak and spread of COVID-19 and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak has caused the closures of physical locations throughout Italy where we provide our gaming services, of which closures could continue indefinitely for a significant number of these locations if the outbreak intensifies. In 2020, the cancellation of March Madness, suspension of the European Soccer Championship and NHL Hockey, the shortened NBA playoffs, the delay in the MLB season, and other events affected by the COVID-19 pandemic has had an adverse impact on our operations and revenue. Additionally, although most major sporting events and leagues have recently recommenced, the suspension of professional sports competitions throughout the world negatively impacted our ability to offer sports gaming products, and COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown, especially in light of potential subsequent waves or new strains of the virus. Our revenue depends on the continuation of major league sports and other sporting events, and we may not generate as much revenue as we would have without the cancellations or postponements that occurred in the wake of COVID-19.

In response to the spread of COVID-19 as well as guidance from public health directives, and orders of national and local government and health authorities, we have implemented work-from-home policies to support community efforts to reduce the transmission of COVID-19 and protect employees. We implemented a number of measures to ensure employee safety and business continuity. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies have negatively impact productivity, disrupted our business and delayed our progress in implementing our business plan, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our offices or other workplaces, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2020, we had a net loss of $9.9 million and for the period ended March 31, 2021 we had a net loss of $0.6 million. As of December 31, 2020, and March 31, 2021 we had accumulated deficits of $33.2 million, and $33.8 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

The exercise of currently outstanding securities would dilute current holders of our common stock.

If all of the holders of our outstanding securities exercised their outstanding warrants and option, we would be obligated to issue 2,240,274 common shares.

If we have a security incident or breach involving unauthorized access to customer data, our Platform may be perceived as lacking sufficient security, customers may reduce their use of, or stop using our Platform and we may incur significant liabilities, including facing potential criminal proceedings as a result of a violation of Italian gaming and tax laws.

Our Platform involves the storage and transmission of our customer’s confidential and proprietary information, which may include the personal data and information on their customers, players, suppliers and agents. As a result, unauthorized access or use of customer data could expose us to regulatory actions, litigation, investigations, cyber-crime, remediation costs, damage to our reputation and brand, disclosure obligations, loss of customer and partner confidence in the security of our solutions and resulting fees, costs, expenses, loss of revenues, and other potential liabilities including criminal proceedings. While our Platform has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are inadequate or are compromised as a result of third-party action, unauthorized entry and use by our webshop operators, including intentional misconduct by the webshop operators or by computer hackers, theft, employee error, malfeasance or otherwise, our reputation could be damaged, a violation of Italian gaming and tax laws may occur, and our business may suffer and we could incur significant liabilities including facing potential criminal proceedings as a result of a violation of Italian gaming and tax laws. Cybersecurity challenges, including threats to our IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from malware, phishing, ransomware, man-in-the-middle attacks, session hijacking, denial-of-service, password attacks, viruses, worms and other malicious software programs or cybersecurity attacks to “mega breaches” targeted against hosted software and cloud based IT services. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. Because cybersecurity attacks and techniques change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate their business with us or switch their business to a competitor, result in reputational damage, cause us to pay remediation costs or issue service credits or refunds to customers for improper bets or false claims of improper bets, or result in lawsuits, regulatory fines or other action or liabilities including criminal proceedings, which could adversely affect our business and results of operations.

Many states in the United States as well as foreign governments have enacted laws requiring companies to provide notice of data security breaches involving certain types of personal data, and significant fines on companies involved in such incidents may be imposed. In addition, some of our regulators and certifying agents contractually require notification of data security breaches. Security compromises experienced by us or by our competitors may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to switch to a competing betting software provider, or subject us to third-party lawsuits, regulatory fines or other action or liability including criminal proceedings, which could materially and adversely affect our business and operating results.

We have and may in the future become the subject of Italian federal and provincial investigations and our business may be adversely affected.

A governmental investigation or criminal trial could divert our management’s attention, result in significant expenses, forfeiture of our licenses, as well as result in negative publicity and adversely affect our business. Both Italian federal and provincial government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing national investigations to detect and prevent anti-money laundering and the misuse of licenses issued by state authorities for banking, money transfer, gaming and other such businesses. A national probe conducted by Guardia di Finanza (the Italian tax police) known as Operation Fantascommesse (Phantom Bet), has targeted for investigation several online licensed gaming operators in Italy for alleged gaming law violations, including the Company and certain members of its senior management that reside and work in Italy. These investigations could lead to criminal proceedings against both licensed businesses and its management because European corporations impose individual responsibility on the legal representatives of each company. In this regard, certain third-party webshop owners have been accused of violations of Italian gaming or tax laws for inappropriate land-based wagering via an online channel. Based thereon, a similar accusation towards the Company was reported to the ADM, the Italian regulatory authority. The ADM completed its inspection of the Company’s operations and Platform and determined that the Platform performed in compliance with the ADM certification requirements. Although no action has been taken by the ADM, there can be no assurance that any action, if any, will not be taken in the future. Due to their positions as the legal representatives of the subsidiary, two senior officers of our Italian subsidiary, have been investigated for and are now believed by the Italian tax police to have criminal legal responsibility for, gaming law violations based on the alleged actions performed at webshops. No charges have been brought against the Company, its senior officers or our Italian subsidiary, and we intend to vigorously defend our two senior officers from any claim or criminal proceeding that may be commenced against them on the basis that they acted improperly in any way or should be personally responsible. We expect that the matter will come before an Italian judge in the next few months for a preliminary hearing to determine whether criminal indictment is warranted and if court proceedings should commence. At the hearing, the judge can dismiss the matter, settle the matter or it can decide to send the matter to a criminal trial to be decided by a jury of trial judges. There can be no assurance that our two senior officers will be successful. If unsuccessful, we could incur significant legal expenses and could be forced to terminate the employment of such officers with whom we are dependent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Due to ongoing development in the Company’s expansion plans in the U.S. and growth of our European operations, management has determined that certain Company executive officers should be reassigned to better align with regional operations and responsibilities. As such, as of May 12, 2021, Alessandro Marcelli, Franco Salvagni, Gabriele Peroni and Beniamino Gianfelici will no longer hold the positions of VP of Operations, VP of Retail Sales, VP of Business Development and VP of Regulatory Affairs, respectively, however they will remain in management positions at our subsidiaries in Europe.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	Elys Game Technology, Corp.
By: /s/ Matteo Monteverdi
Matteo Monteverdi Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)