Form 10-Q
period 2021-06-30
Elys Game Technology, Corp.
filed 2021-08-16
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, the registrant had 23,284,432 shares of common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION	PAGE

	Cautionary Statement Regarding Forward Looking Statements	3

Item 1	Financial Statements
	Consolidated Balance Sheets (unaudited)	4
	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	5
	Consolidated Statements of Changes in Stockholders' Equity (unaudited)	6
	Consolidated Statements of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4	Controls and Procedures	45

PART II -	OTHER INFORMATION	40

Item 1	Legal Proceedings	46
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults Upon Senior Securities	49
Item 4	Mine Safety Disclosures	49
Item 5	Other Information	49
Item 6	Exhibits	50

SIGNATURES		51

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
Current Assets
Cash and cash equivalents	$19,150,990	$18,945,817
Accounts receivable	175,499	162,141
Gaming accounts receivable	1,200,422	1,455,710
Prepaid expenses	421,530	327,190
Related party receivable	1,472	1,519
Other current assets	226,659	301,289
Total Current Assets	21,176,572	21,193,666

Non - Current Assets
Restricted cash	1,402,731	1,098,952
Property, plant and equipment	491,921	489,591
Right of use assets	543,540	687,568
Intangible assets	9,905,502	10,257,582
Goodwill	1,662,891	1,663,120
Marketable securities	375,000	467,500
Total Non - Current Assets	14,381,585	14,664,313
Total Assets	$35,558,157	$35,857,979

Current Liabilities
Bank overdraft	$4,816	$3,902
Line of credit - bank	—	500,000
Accounts payable and accrued liabilities	5,273,090	7,961,146
Gaming accounts payable	3,128,009	3,084,768
Taxes payable	1,151,813	946,858
Related party payable	564	565
Deferred purchase consideration, net of discount of $0 and $7,761	—	17,673
Deferred purchase consideration, Related Party, net of discount of $0 and $5,174	—	376,954
Convertible debentures	—	34,547
Operating lease liability	116,845	238,899
Financial lease liability	4,294	10,511
Bank loan payable – current portion	102,169	138,212
Total Current Liabilities	9,781,600	13,314,035

Non-Current Liabilities
Deferred tax liability	1,175,793	1,222,513
Operating lease liability	404,020	416,861
Financial lease liability	16,733	17,265
Bank loan payable	—	66,885
Other long-term liabilities	344,420	664,067
Total Non – Current Liabilities	1,940,966	2,387,591
Total Liabilities	11,722,566	15,701,626

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 22,016,109 and 20,029,834 shares issued and outstanding as of June 30, 2021 and December 31, 2020	2,202	2,003
Additional paid-in capital	60,384,232	53,064,919
Accumulated other comprehensive income	8,603	267,948
Accumulated deficit	(36,559,446)	(33,178,517)
Total Stockholders' Equity	23,835,591	20,156,353
Total Liabilities and Stockholders’ Equity	$35,558,157	$35,857,979

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$11,689,949	$4,810,269	$25,847,277	$14,980,443

Costs and Expenses
Selling expenses	9,616,584	3,957,366	20,278,399	10,172,527
General and administrative expenses	4,754,944	2,883,427	8,900,154	5,704,388
Total Costs and Expenses	14,371,528	6,840,793	29,178,553	15,876,915

Loss from Operations	(2,681,579)	(2,030,524)	(3,331,276)	(896,472)

Other (Expenses) Income
Other income	89,018	13,862	370,362	25,660
Other expense	(1,208)	—	(28,138)	—
Interest expense, net of interest income	(2,194)	(33,099)	(10,043)	(173,073)
Amortization of debt discount	—	(286,845)	(12,833)	(737,074)
Loss on extinguishment of convertible debt	—	(719,390)	—	(719,390)
(Loss) gain on marketable securities	(287,500)	592,500	(92,500)	722,500
Total Other (Expenses) Income	(201,884)	(432,972)	226,848	(881,377)

Loss Before Income Taxes	(2,883,463)	(2,463,496)	(3,104,428)	(1,777,849)
Income tax provision	112,113	(62,059)	(276,501)	(590,097)
Net Loss	(2,771,350)	(2,525,555)	(3,380,929)	(2,367,946)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	84,743	18,516	(259,347)	(93,514)

Comprehensive Loss	$(2,686,607)	$(2,507,039)	$(3,640,276)	$(2,461,460)

Loss per common share – basic and diluted	$(0.13)	$(0.20)	$(0.16)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	22,012,153	12,434,338	21,761,334	12,320,653

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Six months ended June 30, 2021 and June 30, 2020

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
Six months ended June 30, 2020
Balance, December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment	—	—	—	(112,030)	—	(112,030)
Net income	—	—	—	—	157,609	157,609
Balance, March 31, 2020	12,276,878	$1,227	$33,575,113	$(288,747)	$(23,084,226)	$10,203,367

Shares issued on conversion of convertible debentures	103,586	11	333,074	—	—	333,085
Common stock issued to settle deferred purchase consideration	114,538	11	273,736	—	—	273,747
Stock based compensation expense	—	—	79,971	—	—	79,971
Fair value of warrants issued on convertible debt extensions	—	—	719,390	—	—	719,390
Foreign currency translation adjustment	—	—	—	18,516	—	18,516
Net loss	—	—	—	—	(2,525,555)	(2,525,555)
Balance, June 30, 2020	12,495,002	$1,249	$34,981,284	$(270,231)	$(25,609,781)	$9,102,521

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Six months ended June 30, 2021
Balance, December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock awards	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net loss	—	—	—	—	(609,579)	(609,579)
Balance, March 31, 2021	22,011,109	$2,201	$60,080,571	$(76,140)	$(33,788,096)	$26,218,536

Proceeds from warrants exercised	5,000	1	12,499	—	—	12,500
Stock based compensation expense	—	—	291,162	—	—	291,162
Foreign currency translation adjustment	—	—	—	84,743	—	84,743
Net loss	—	—	—	—	(2,771,350)	(2,771,350)
Balance, June 30, 2021	22,016,109	$2,202	$60,384,232	$8,603	$(36,559,446)	$23,835,591

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(3,380,929)	$(2,367,946)
Adjustments to reconcile net loss to net cash (Used in) Provided by Operating Activities
Depreciation and amortization	460,320	459,434
Amortization of debt discount	12,833	737,074
Restricted stock awards	140,000	—
Stock option compensation expense	580,130	198,789
Non-cash interest	4,696	152,188
Loss on extinguishment of convertible debt	—	719,390
Unrealized loss (gain) on trading securities	92,500	(722,500)
Movement in deferred taxation	(46,720)	(46,720)
Gain on Government relief loan forgiven	(8,017)	—
Changes in Operating Assets and Liabilities
Prepaid expenses	(97,503)	6,435
Accounts payable and accrued liabilities	158,239	2,141,717
Accounts receivable	(19,623)	(1,205)
Gaming accounts receivable	214,012	334,186
Gaming accounts liabilities	140,608	(956,208)
Taxes payable	238,917	253,275
Due from related parties	(1,974)	12,956
Other current assets	66,449	(51,340)
Long term liabilities	(304,260)	(1,948)
Net Cash (Used in) Provided by Operating Activities	(1,750,322)	867,577

Cash Flows from Investing Activities
Acquisition of property, plant and equipment and intangible assets	(122,432)	(87,994)
Net Cash Used in Investing Activities	(122,432)	(87,994)

Cash Flows from Financing Activities
Proceeds from warrants exercised	3,922,481	—
Proceeds from bank overdraft	1,053	—
Repayment of bank credit line	(500,000)	—
Repayment of bank loan	(67,336)	(19,925)
Redemption of convertible debentures	(27,562)	(8,996)
Proceeds from promissory notes, related party	—	300,000
Proceeds from Government relief loan	—	29,302
Repayment of Government relief loan	(24,050)	—
Repayment of deferred purchase consideration – non-related parties	(410,383)	(209,005)
Repayment of deferred purchase consideration – related parties	—	(92,444)
Repayment of financial leases	(5,994)	(6,682)
Net Cash Provided by (Used in) Financing Activities	2,888,209	(7,750)

Effect of change in exchange rate	(506,503)	(170,608)

Net increase in cash	508,952	601,225
Cash, cash equivalents and restricted cash – beginning of the period	20,044,769	6,732,515
Cash, cash equivalents and restricted cash – end of the period	$20,553,721	$7,333,740

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$19,150,990	$5,783,449
Restricted cash included in non-current assets	1,402,731	1,550,291
	$20,553,721	$7,333,740

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,528	$23,613
Income tax	$118,266	$378,471
Supplemental cash flow disclosure for non-cash activities
Cash Flows from Operating Activities
Conversion of convertible debt to common stock	$—	$728,338
Deferred purchase consideration settled by the issuance of common stock	$—	$1,116,179
Common stock issued to settle liabilities	$2,676,901	$—

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

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp. (“Elys”)	Parent Company	USA	U.S. Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. Dollar

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months and six months ended June 30, 2021 and 2020.

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

The Company annually assesses whether the carrying value of its reporting units exceed their fair values and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of the reporting units exceeds their fair value. If the carrying amount of the reporting units exceeds their fair value, an asset impairment charge will be recognized in an amount equal to that excess.

As of June 30, 2021, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic has had and is expected to continue to have a significant impact on our land-based business, the impact is expected to be mitigated because web-based turnover generated by the Company has increased.

Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operation leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term. Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property, plant and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method. Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operational lease liability raised at the date of lease inception. The right of use asset and the operational lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

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

3. Restricted Cash

Restricted cash consists of the following:

Cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.

The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. The line of credit was repaid during the six months ended June 30, 2021. See Note 9.

4. Property, plant and equipment

	June 30, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$64,940	$(31,826)	$33,114	$39,707
Computer and office equipment	1,026,120	(764,884)	261,236	247,572
Fixtures and fittings	293,802	(244,095)	49,707	54,465
Vehicles	103,537	(49,588)	53,949	63,382
Computer software	230,450	(136,535)	93,915	84,465
	$1,718,849	$(1,226,928)	$491,921	$489,591

The aggregate depreciation charge to operations was $108,470 and $120,578 for the six months ended June 30, 2021 and 2020, respectively. The depreciation policies followed by the Company are described in Note 2.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	June 30, 2021	December 31, 2020
Non-current assets
Right of use assets - operating leases, net of amortization	$520,865	$687,568
Right of use assets - finance leases, net of depreciation – included in property, plant and equipment	$20,413	$27,119

Lease costs consists of the following:

	Six Months Ended June 30,
	2021	2020
Finance lease cost:
Amortization of financial lease assets	$5,970	$6,216
Interest expense on lease liabilities	454	614

Operating lease cost	128,468	117,954

Total lease cost	$134,892	$124,784

Other lease information:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(454)	$(614)
Operating cash flows from operating leases	(128,468)	(117,954)
Financing cash flows from finance leases	(5,994)	(6,682)

Weighted average remaining lease term – finance leases	2.42 years	3.07 years
Weighted average remaining lease term – operating leases	2.39 years	3.30 years

Weighted average discount rate – finance leases	3.73%	3.57%
Weighted average discount rate – operating leases	3.56%	3.42%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$4,652
2022	9,170
2023	7,347
2024	852
Total undiscounted minimum future lease payments	22,021
Imputed interest	(994)
Total finance lease liability	$21,027

Disclosed as:
Current portion	$4,294
Non-Current portion	16,733
$21,027

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$125,223
2022	214,966
2023	173,333
2024	30,340
Total undiscounted minimum future lease payments	543,862
Imputed interest	(22,997)
Total operating lease liability	$520,865

Disclosed as:
Current portion	$116,845
Non-Current portion	404,020
$520,865

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Intangible Assets

Intangible assets consist of the following:

	June 30, 2021			December 31, 2020
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$(1,206,317)	$4,483,648	$4,673,314
Licenses	5,800,877	(939,467)	4,861,410	4,917,733
Location contracts	1,000,000	(982,974)	17,026	88,455
Customer relationships	870,927	(391,920)	479,007	509,237
Trademarks	119,185	(54,774)	64,411	68,843
Websites	40,000	(40,000)	—	—
	$13,520,954	$(3,615,452)	$9,905,502	$10,257,582

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

The Company recorded $351,850 and $392,378 in amortization expense for finite-lived assets for the six months ended June 30, 2021 and 2020, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

The estimated amortization expense over the next five year period is as follows:

Amount
Remainder of 2021	$270,593
2022	450,365
2023	449,845
2024	448,113
2025	448,113
Total estimated amortization expense	$2,067,029

7. Goodwill

	June 30, 2021	December 31, 2020

Opening balance	$1,663,120	$1,663,385
Foreign exchange movements	(229)	(265)
Closing balance	$1,662,891	$1,663,120

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

The shares of Zoompass were last quoted on the OTC market at $0.15 per share on June 30, 2021, resulting in an unrealized loss recorded to earnings related to these securities of $92,500 for the six months ended June 30, 2021.

9. Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, of which $0 was drawn as of June 30, 2021, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, and no maturity date as long as the security deposit of $1,000,000 remains in place, see Note 3.

10. Convertible Debentures

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

As of June 30, 2021 and December 31, 2020, the Company has outstanding, Canadian Dollar denominated convertible debentures in the aggregate principal amount of CDN $0 and CDN $35,000 (approximately $27,442), respectively.

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

The Aggregate convertible debentures outstanding consists of the following:

	June 30, 2021	December 31, 2020
Principal Outstanding
Opening balance	$27,442	$3,464,737
Repaid	(27,562)	(2,778,349)
Conversion to equity	—	(634,431)
Foreign exchange movements	120	(24,515)
	—	27,442
Accrued Interest
Opening balance	7,105	524,227
Interest expense	4,696	207,595
Repaid	(11,833)	(619,992)
Conversion to equity	—	(103,958)
Foreign exchange movements	32	(767)
	—	7,105
Debenture Discount
Opening balance	—	(627,627)
Amortization	—	627,627
	—	—
Convertible Debentures, net	$—	$34,547

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Deferred Purchase Consideration

During the current period, the Company paid the remaining balance of €20,800 (approximately $25,262) to non-related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration to non-related parties consists of the following:

	June 30, 2021	December 31, 2020
Principal Outstanding
Promissory note due to non-related parties	$25,434	$1,802,384
Settled by the issuance of common shares	—	(724,467)
Repayment in cash	(25,262)	(1,105,455)
Foreign exchange movements	(172)	52,972
	—	25,434
Present value discount on future payments
Present value discount	(7,761)	(120,104)
Amortization	7,700	114,333
Foreign exchange movements	61	(1,990)
	—	(7,761)
Deferred purchase consideration, net	$—	$17,673

12. Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately USD $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan originally has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, was subject to quarterly review and was to be amortized over 57 months ending June 30, 2021 with monthly repayments of €9,760. Subsequently, in terms of a directive by the Italian Government, in order to provide financial relief due to the Covid-10 pandemic, Multigioco was able to suspend repayments of the loan for a period of six months and extend the maturity date of the loan to March 31, 2022, the interest rate remained the same at 4.5% above the Euro Inter Bank Offered Rate and monthly repayments were revised to €9,971.

The Company made payments in the aggregate principal amount of €55,870 (approximately USD $67,336) for the six months ended June 30, 2021.

13. Other long-term liabilities

Other long-term liabilities represents the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	June 30, 2021	December 31, 2020

Severance liability	$321,902	$297,120
Customer deposit balance	22,518	366,947
Total other long-term liabilities	$344,420	$664,067

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

The movement on notes payable, Related Party, consists of the following:

	June 30, 2021	December 31, 2020
Principal Outstanding
Additions	$—	$300,000
Repayment	—	(200,000)
Applied to warrant exercise	—	(100,000)
	—	—
Accrued Interest
Opening balance	—	—
Interest expense	—	22,521
Repayment	—	(14,465)
Applied to warrant exercise	—	(8,056)
	—	—
Promissory Notes Payable – Related Party	$—	$—

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

As an incentive for extending the maturity date of the convertible debentures, Forte Fixtures was granted 2 year warrants exercisable for 134,508 shares of common stock at an exercise price of $3.75 per share and 6 year warrants exercisable for 33,627 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised on December 30, 2020, for gross proceeds of $630,506.

Deferred Purchase consideration, Related Party

During the current period, the Company paid the remaining balance of €312,500 (approximately $385,121) to related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

Description	June 30, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,340
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(564)	$(565)

Related Party Receivables
Luca Pasquini	$1,472	$1,519

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current period..

As an incentive for extending the maturity date of the convertible debentures, all debenture holders, including Gold Street Capital, were granted two-year warrants exercisable at an exercise price of $3.75 per share, and six-year warrants exercisable at an exercise price of $5.00 per share. Gold Street Capital was granted two year-warrants exercisable for 9,533 shares of common stock at $3.75 per share and six-year warrants exercisable for 2,383 shares of common stock at $5.00 per share.

Luca Pasquini

On January 31, 2019, the Company acquired VG for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of VG and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, the Company has paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, the Company issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

Amounts due to and from Luca Pasquini is for advances made to various subsidiaries for working capital purposes.

Michele Ciavarella

Mr. Ciavarella agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, the Company issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date of issue.

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

Andrea Mandel-Mantello

On June 29, 2021, the board of directors of the Company appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello will serve on the audit committee.

15. Stockholders’ Equity

For the six months ended June 30, 2021, the Company issued a total of 467,990 shares of common stock, valued at $2,676,901 for the settlement of compensation and directors’ fees to certain of the Company’s related parties, refer note 14 above.

Between January 4, 2021, and May 28, 2021, investors exercised warrants for 1,490,809 shares of common stock for gross proceeds of $3,922,481 at an average exercise price of $2.63 per share.

On January 22, 2021, the Company issued 24,476 restricted shares of common stock valued at $140,000 to Michele Ciavarella in terms of a compensation election he made for the 2021 fiscal year.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2020 to June 30, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	1,089,474	$4.00			$4.00
Granted	5,374,371	2.50	to	5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00			4.00
Exercised	(3,321,226)	2.50	to	5.00	2.62
Outstanding December 31, 2020	2,053,145	$2.50	to	5.00	2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,490,809)	2.50	to	3.75	2.63
Outstanding June 30, 2021	562,336	$2.50	to	5.00	$2.66

The following tables summarize information about warrants outstanding as of June 30, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	502,173	4.14	$2.50	502,173	$2.50
$3.75	48,395	0.92	3.75	48,395	3.75
$5.00	11,768	1.12	5.00	11,768	5.00
	562,336	3.80	$2.66	562,336	$2.66

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Stock Options (continued)

On May 3, 2021, the Company issued a ten year option exercisable for 25,000 shares at an exercise price of $4.20 per share to an employee.

The options awarded during the six months ended June 30, 2021 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

	Six months ended June 30, 2021
Exercise price	$2.62	to	4.20
Risk free interest rate	0.92	to	1.63%
Expected life of options	10 years
Expected volatility of underlying stock	226.3	to	229.8%
Expected dividend rate	0%

As of June 30, 2021, there was an aggregate of 1,049,938 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan and 1,950,062 reserved for future grants.

A summary of all of the Company’s option activity during the period January 1, 2020 to June 30, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	315,938	$2.72	to	2.96	$2.84
Granted	1,307,000	1.84	to	2.03	1.95
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2020	1,622,938	$1.84	to	2.96	2.11
Granted	75,000	2.62	to	4.20	3.15
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Outstanding June 30, 2021	1,697,938	$1.84	to	4.20	$2.16

The following tables summarize information about stock options outstanding as of June 30, 2021:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted Average exercise price	Number of shares	Weighted average exercise price

$1.84	648,000	9.24		—
$2.03	659,000	9.26		237,250
$2.62	50,000	9.42		—
$2.72	25,000	5.01		25,000
$2.80	220,625	8.23		96,706
$2.96	70,313	8.02		70,313
$4.20	25,000	9.84		—
	1,697,938	9.02	$2.12	429,269	$2.407

As of June 30, 2021, there were unvested options to purchase 1,268,669 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,377,821 which is expected to be recognized over a period of 38 months.

The intrinsic value of the options at June 30, 2021 was $3,237,161.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months and six months ended June 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Turnover
Turnover web-based	$219,874,610	$89,855,358	$451,206,769	$182,231,464
Turnover land-based	218,129	4,210,173	12,043,959	27,812,258
Total Turnover	220,092,739	94,065,531	463,250,728	210,043,722

Winnings/Payouts
Winnings web-based	205,048,852	84,604,648	420,647,267	170,700,270
Winnings land-based	166,369	3,599,916	10,331,307	21,791,318
Total Winnings/payouts	205,215,221	88,204,564	430,978,574	192,491,588

Gross Gaming Revenues	14,877,518	5,860,967	32,272,154	17,552,134

Less: ADM Gaming Taxes	3,285,273	1,065,693	6,614,311	2,596,488
Net Gaming Revenues	11,592,245	4,795,274	25,657,843	14,955,646

Service Revenues	97,704	14,995	189,434	24,797
Revenue	$11,689,949	$4,810,269	$25,847,277	$14,980,443

19. Net loss per Common Share

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

The computation of the diluted income per share for the three months and six months ended June 30, 2021 and 2020 was anti-dilutive due to the losses realized.

For the three months and six months ended June 30, 2021 and 2020, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and six Months ended June 30, 2021	Three and six Months ended June 30, 2020

Options	1,697,938	315,938
Warrants	562,336	374,373
Convertible debentures	—	1,041,002
	2,260,274	1,731,313

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in Italy and 11 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$15,005	$67,116	$40,311	$122,432
Assets
Current assets	10,877,808	913,319	9,385,445	21,176,572
Non-current assets	6,939,721	6,077,751	1,364,113	14,381,585
Liabilities
Current liabilities	(8,146,135)	(763,734)	(871,731)	(9,781,600)
Non-current liabilities	(762,301)	(1,178,665)	—	(1,940,966)
Intercompany balances	3,874,380	208,117	(4,082,497)	—
Net asset position	$12,783,473	$5,256,788	$5,795,330	$23,835,591

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$25,657,843	$189,434	$—	$—	$25,847,277
Intercompany Service revenue	207,118	2,608,669	—	(2,815,787)	—
	25,864,961	2,798,103	—	(2,815,787)	25,847,277
Operating expenses
Intercompany service expense	2,608,669	207,118	—	(2,815,787)	—
Selling expenses	20,269,209	9,190	—	—	20,278,399
General and administrative expenses	3,507,099	2,505,973	2,887,082	—	8,900,154
	26,384,977	2,722,281	2,887,082	(2,815,787)	29,178,553

(Loss) Income from operations	(520,016)	75,822	(2,887,082)	—	(3,331,276)

Other income (expense)
Other income	361,316	1,029	8,017	—	370,362
Other expense	(24,119)	(4,019)	—	—	(28,138)
Interest expense, net	(4,890)	1	(5,154)	—	(10,043)
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Loss on marketable securities	—	—	(92,500)	—	(92,500)
Total other income (expense)	332,307	(2,989)	(102,470)	—	226,848

(Loss) Income before Income Taxes	(187,709)	72,833	(2,989,552)	—	(3,104,428)
Income tax provision	(192,878)	(83,623)	—	—	(276,501)
Net Loss	$(380,587)	$(10,790)	$(2,989,552)	$—	$(3,380,929)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$56,613	$31,804	$—	$88,417
Assets
Current assets	5,631,846	990,614	538,098	7,160,558
Non-current assets	12,530,024	6,403,878	1,870,903	20,804,805
Liabilities
Current liabilities	(5,668,018)	(476,375)	(10,130,392)	(16,274,785)
Non-current liabilities	(1,265,500)	(1,293,206)	(29,351)	(2,588,057)
Intercompany balances	4,866,760	(740,080)	(4,126,680)	—
Net asset position	$16,095,112	$4,884,831	$(11,877,422)	$9,102,521

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$14,955,646	$24,797	$—	$—	$14,980,443
Intercompany Service revenue	—	1,209,799	—	(1,209,799)	—
	14,955,646	1,234,596	—	(1,209,799)	14,980,443

Operating expenses
Intercompany service expense	1,209,799	—	—	(1,209,799)	—
Selling expenses	10,165,294	7,233	—	—	10,172,527
General and administrative expenses	2,151,956	1,841,608	1,710,824	—	5,704,388
	13,527,049	1,848,841	1,710,824	(1,209,799)	15,876,915

(Loss) Income from operations	1,428,597	(614,245)	(1,710,824)	—	(896,472)

Other (expense) income
Other income	25,660	—	—	—	25,660
Interest expense, net	(1,574)	7	(171,506)	—	(173,073)
Amortization of debt discount	—	—	(737,074)	—	(737,074)
Loss on extinguishment of convertible debt	—	—	(719,390)	—	(719,390)
Gain on marketable securities	—	—	722,500	—	722,500
Total other (expense) income	24,086	7	(905,470)	—	(881,377)

(Loss) income before Income Taxes	1,452,683	(614,238)	(2,616,294)	—	(1,777,849)
Income tax provision	(469,950)	41,965	(162,112)	—	(590,097)
Net (Loss) Income	$982,733	$(572,273)	$(2,778,406)	—	$(2,367,946)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

21. Subsequent Events

On July 1, 2021, Philippe Blanc resigned as a director of the Company, simultaneously with Mr. Blanc’s resignation as a director of the Company, the Company entered into a consulting agreement with Mr. Blanc to provide for his future services in a consulting capacity over two years. Mr. Blanc will receive €105,000 per annum as compensation.

On July 1, 2021, the Company approved the issue of options exercisable for 640,000 shares of common stock to be issued to certain of the Company’s existing employees. The options will be exercisable for a period of ten years from the date of grant, will vest monthly over a year from the date of grant.

On July 5, 2021, the Company entered into an employment agreement dated July 1, 2021 with Mark Korb, age 53 ,the Company’s Chief Financial Officer, (the “Korb Employment Agreement”), to employ Mr. Korb, on a full-time basis commencing September 1, 2021, as Chief Financial Officer for a term of four (4) years, at an annual base salary of $360,000 and such additional performance bonus payments as may be determined by the Company’s board of directors with a target bonus of 40% of his base salary. Mr. Korb will also be entitled to pension, medical, retirement and other benefits available to other Company senior officers and directors and he will receive an allowance of up to $2,000 per month towards medical and welfare benefits. In connection with the Korb Employment Agreement, On July 1, 2021, the Compensation Committee of the Board granted Mr. Korb, an option to purchase 400,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.03 per share.

In addition, the Korb Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If his employment is terminated by the Company other than for “Cause,” death or Disability or by Mr. Korb for “Good Reason” (each as defined in the Korb Employment Agreement), he will be entitled to receive from the Company in equal installments over a six month period (1) an amount equal to one (1) times the sum of: (A) his base salary and (B) an amount equal to the highest annual MBO Bonus (as defined in the Korb Employment Agreement”) paid to him (if any) in respect of the two (2) most recent fiscal years of the Company but not more than his MBO Bonus for the-then current fiscal year (provided if such termination occurs within the first twelve (12) months of the Agreement, the amount shall be Mr. Korb’s MBO Bonus for the-then current fiscal year); (2) in lieu of any MBO Bonus for the year in which such termination occurs, payment of an amount equal to (A) the MBO Bonus (if any) which would have been payable to Mr. Korb had he remained in employment with the Company during the entire year in which such termination occurred, multiplied by (B) a fraction the numerator of which is the number of days Mr. Korb was employed in the year in which such termination occurs and the denominator of which is the total number of days in the year in which such termination occurs. In addition, he will be entitled to continue to receive under the Employment Agreement an amount equal to the reimbursement of up to $2,000 a month in third-party medical and welfare benefits for Mr. Korb and his dependents, until the earlier of: (A) a period of twelve (12) months after the termination date, or (B) the date Mr. Korb becomes eligible to receive such coverage under a subsequent employer’s insurance plan. Mr. Korb’s receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with the restrictive covenants described in the following paragraph.

If the Korb Employment Agreement is terminated by the Company for cause or by Mr. Korb for Good Reason, then Mr. Korb will be entitled to receive accrued and unpaid base salary, earned and unused vacation days through the termination date and all expenses incurred by him prior to the termination date. The Korb Employment Agreement also provides that upon the Disability ( as defined in the Korb Employment Agreement) of Mr. Korb or his death, Mr. Korb will be entitled to receive accrued and unpaid base salary, earned and unused vacation days through the date of his declared Disability or death and all expenses incurred by him prior to such date and one times his base salary.

Pursuant to the Employment Agreement, Mr. Korb has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and if terminated for cause for the 12 month period following his termination of employment, Mr. Korb has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business or (4) solicit any actual or prospective vendors with whom he had material contact to support a competing business.

In terms of an employment agreement entered into with an employee on July 15, 2021, the Company issued an option to purchase 25,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest annually on the anniversary date of the employment agreement as to an option to purchase 9,000 shares in year one and an option to purchase 8,000 shares in year two and three. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.07 per share.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

21. Subsequent Events (continued)

On July 5, 2021, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Bookmakers Company US LLC, a Nevada limited liability company doing business as U.S. Bookmaking (“USB”), from its members (the “Sellers”). On July 15, 2021 the Company consummated the acquisition of USB and in terms of the Purchase Agreement the Company acquired 100% of USB, from its members (the “Sellers”) and USB became a wholly owned subsidiary of the Company.

USB is a provider of sports wagering services such as design and consulting, turn-key sports wagering solutions, and risk management.

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of USB was $6 million in cash plus the issuance of 1,265,823 shares of the Company’s common stock having a value of $6,000,000 based upon a price of $4.74 per share which was the volume weighted average closing price of the stock for the 90 trading days preceding the closing date.

The Sellers will have an opportunity to receive up to an additional $38 million plus a potential premium of 10% (or $3.8 million) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash.

The Purchase Agreement contains customary representations, warranties and covenants of Elys and the Sellers. Subject to certain customary limitations, the Sellers have agreed to indemnify the Company and its officers and directors against certain losses related to, among other things, breaches of the Sellers’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

On July 15, 2021, Michele Ciavarella, Executive Chairman of the Company, was appointed as the interim Chief Executive Officer and President of the Company, effective July 15, 2021. The effective date of Mr. Ciavarella's appointment coincides with the resignation of Matteo Monteverdi as the Company’s Chief Executive Officer and President to become the Company’s Head of Special Projects. Mr. Ciavarella will serve as the Company's Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 13, 2021 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10Q for the six months ended June 30, 2021.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We currently provide our gaming services in Italy through our subsidiary, Multigioco Srl (“Multigioco”), which operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Our Austria Bookmaker license that is regulated by the Austrian Federal Finance Ministry (“BMF”) permits us to operate online sports betting in certain European jurisdictions outside of Italy through our subsidiary Ulisse GmbH (“Ulisse”) under the free-trade principles incorporated within bilateral Intra-EU trade agreements that refers to all trade, including e-commerce transactions in most goods, services and products between member states of the European Union (“EU”).

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

For the period ended June 30, 2021, transaction revenue generated through our subsidiaries Multigioco and Ulisse consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through Multigioco and Ulisse. Since the majority of Ulisse Data Transmission Centers (CTD) locations were not expected to re-open after the COVID-19 related lockdowns in Italy subside, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy by the end of Q2-2021 and focusing Ulisse operations to online operations in Austria and other potential European regions.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2020 and the six months ended June 30, 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy. Accordingly, we had temporarily closed all betting shop locations throughout Italy as a result of the decree until May 4, 2020. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which has had an effect on the Company’s overall sports betting handle and revenues and negatively impacted the Company’s operating results.

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that currently remain in place. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. To date, due to the global resurgence of COVID-19 cases, all betting shops remain closed for business. The Italian Government is closely monitoring the pandemic and has indicated that although it is important to keep the economy operating, it will not remove the restrictions on social gatherings, which may affect the potential reopening of some of our land-based locations.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, and we expect that a significant number of locations will not re-open after the COVID-19 related lockdowns in Italy subside. Since the duration and scope of the COVID-19 outbreak worldwide, including the impact to the local economies and retail business is not precisely determinable at this time, management decided to progressively close our Ulisse operations in Italy while focusing investments on growing our more familiar Multigioco brand, the result of which management believes will reduce the complexity and improve the efficiency of our gaming operations in Italy.

Expansion and New Markets

United States Operations Development

On July 15, 2021, we completed the acquisition of Bookmakers Company US LLC dba USBookmaking (“USB”) in accordance with the terms of the Membership Purchase Agreement that we entered into on July 5, 2021 with the members of USB (the “Sellers”), making USB a wholly owned subsidiary of the Company. USB’s management team includes a long time sports book operator Victor Salerno, with over 40 years of experience in the Nevada sports book business managing risk for over 100 properties and who was inducted into the American Gaming Association's Gaming Hall of Fame in 2015 and SBC's Hall of Fame in 2020; Bob Kocienski, CEO, with over 40 years of experience in the gaming industry including oversight on the sports books at several high profile casinos; Robert Walker, Director of Bookmaking, with over 30 years of experience in managing sports books at several casinos including the Stardust, Mirage, and the MGM; and John Salerno, Director of Operations and Compliance with over 20 years of experience. USB currently operates in 4 states (New Mexico, Colorado, North Dakota and Michigan) providing services to 6 clients (Sky Ute Casino Resort, Santa Ana Star Casino, Isleta Resort & Casino, Santa Claran Hotel & Casino, Odawa Casino, and 4 Bears Casino) with pending operations in 2 additional states (Washington, DC and Iowa).

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of USB was $6 million in cash plus the issuance of 1,265,823 shares of our common stock having a value of $6,000,000 based upon a price of $4.74 per share which was the volume weighted average closing price of the stock for the 90 trading days preceding the closing date. The Sellers will have an opportunity to receive up to an additional $38 million plus a potential premium of 10% (or $3.8 million) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in Elys stock at a price equal to volume weighted average price of our common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceed 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash.

The Purchase Agreement contains customary representations, warranties and covenants of us and the Sellers. Subject to certain customary limitations, the Sellers have agreed to indemnify us and ours officers and directors against certain losses related to, among other things, breaches of the Sellers’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

The commencement of betting transactions in the United States are subject to obtaining the required certification, licensing and approvals from the respective state gambling control agency, in addition to any other state or federal regulatory approval required by law, which have not been determined as of the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Results of Operations for the three months ended June 30, 2021 and the three months ended June 30, 2020

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended June 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	June 30, 2021	June 30, 2020	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$219,874,610	$89,855,358	$130,019,252	144.7%
Turnover land-based	218,129	4,210,173	(3,992,044)	(94.8)%
Total Turnover	220,092,739	94,065,531	126,027,208	134.0%

Winnings/Payouts
Winnings web-based	205,048,852	84,604,648	120,444,204	142.4%
Winnings land-based	166,369	3,599,916	(3,433,547)	(95.4)%
Total Winnings/payouts	205,215,221	88,204,564	117,010,657	132.7%

Gross Gaming Revenues	14,877,518	5,860,967	9,016,551	153.8%

Less: ADM Gaming Taxes	3,285,273	1,065,693	2,219,580	208.3%
Net Gaming Revenues	11,592,245	4,795,274	6,796,971	141.7%

Add: Service Revenues	97,704	14,995	82,709	551.6%
Total Revenues	$11,689,949	$4,810,269	$6,879,680	143.0%

The Company generated total revenues of $11,689,949 and $4,810,269 for the three months ended June 30, 2021 and 2020, respectively, an increase of $6,879,680 or 143.0%.

The change in turnover (handle) is primarily due to the following:

Web-based turnover increased by $130,019,252 or 144.7%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the prior year and the entire current period, due to the pandemic. As a consequence of the stay-home mandate imposed by the Italian government, many customers continued using online channels. The impact was significant for our Ulisse operation and Multigioco land-based operations whose turnover is derived from physical betting shops, while our Multigioco web based platform saw significant growth as we do not rely solely on physical betting shops. We expect the business mix to continue to trend towards online channels, and we still expect quarterly growth for the foreseeable future as we gain market share. The percentage of payouts on web-based turnover improved to 93.3% from 94.2% for the three months ended June 30, 2021 and 2020, respectively.

Land-based turnover decreased by $3,992,044 or 94.8%. The decrease over the prior period was impacted by the shutdown of betting shops in Italy that started on March 8, 2020 due to COVID-19. The shops temporarily reopened from June 19, 2020 until November 2020 when the Italian government imposed new lockdowns that are currently in place and the shops remain closed as of the date of this Quarterly Report on Form 10-Q. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was offset by increased online gaming in both Multigioco and Ulisse. We expect the business mix to trend towards online channels. The percentage of payouts on land-based turnover was 76.3% and 85.5% for the three months ended June 30, 2021 and 2020, respectively.

The turnover mix impacts on our Gross Gaming Revenue. In the prior year three-month period ended June 30, 2020 sports betting represented 14.8% of turnover and casino style games represented 84.7% and other was 0.5%, in the current year three-month period ended June 30, 2021 sports betting represented 23.0% of turnover and casino style games represented 76.0% of turnover and other was 1.0%. The shift towards sports betting has a positive impact on our gross gaming revenue as our blended Hold (sports betting combined with i-gaming and online poker) increased to 6.8% compared to 6.2% for the three months ended June 30, 2021. Casino style games generally have a lower Hold compared to our sports betting business.

Disaggregated sportsbook hold decreased to 14.5% from 17.1% of handle for the three months ended June 30, 2021 and 2020, respectively, a decrease of 2.6 percentage points in sportsbook hold. The increase in sports betting due to the Euro Cup championship during the current three month period compared to the same prior year period has a positive impact on our overall gross gaming revenue, or our blended hold (sports betting combined with i-gaming and online poker). Casino style games generally have a lower hold compared to our sportsbook hold. The shift towards growing our online channel, with higher pay-out casino games and lower margin poker rake, resulted in an overall blended conversion of turnover to revenue hold of 6.8% compared to 6.2% for the three months ended June 30, 2021 and 2020, respectively, a year-over-year increase of 0.6 percentage points in blended hold.

Gaming taxes increased by $2,219,580 or 208.3% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 22.1% and 18.2% for the three months ended June 30, 2021 and 2020, respectively. The increase is attributable to the shift of our gaming business to Multigioco which has an average gaming tax of approximately 24.7% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Since the majority of Ulisse CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subside, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy by the end of the second quarter of 2021, re-focusing our Ulisse online operations in Austria and other potential European regions.

Service revenues increased by $82,709 or 551.6%. This is predominantly due to revenues generated by our Colombian operations, which only started trading in the current year. Our Platform services customer base is currently limited primarily to services provided to external international retail customers and internal group operations of Multigioco, Ulisse and VG. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $9,616,584 and $3,957,366 for the three months ended June 30, 2021 and 2020, respectively, an increase of $5,659,218 or 143.0%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover was fairly consistent at 4.4% compared to 4.2% for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $4,754,944 and $2,883,427 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1,871,517 or 64.9%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $784,092 in our European operations as well as in our US operations as we gears up for our expansion into the US markets, this includes both administrative personnel and engineering personnel to develop the platform for the US market; (ii) Revenue share arrangement expenses of $266,455 with third parties for content provided on our online gaming sites; (iii) an increase in audit fees of $214,962 which is a timing difference as to when the work was performed in the prior year versus the current year; (iv) an increase in stock market related expenses of $114,116 related to increased investor activity, including the filing of an S-3 during the current year; and (v) stock based compensation increased by $211,191 primarily due to the periodic amortization expense of options granted to senior management during the second half of the prior year. The balance of the increase of $280,701 consists of numerous individually insignificant expenses that have increased due to the increased activity as we gear up for our expansion into the US market.

Loss from Operations

The loss from operations was $2,681,579 and $2,030,524 for the three months ended June 30, 2021 and 2020, respectively, an increase of $651,055 or 32.1%. The increase in operating loss is directly attributable to the increase in selling and general and administrative expenses, offset by the increased revenue, as discussed above.

Other income

Other income was $89,018 and $13,862 for the three months years ended June 30, 2021 and 2020, respectively, an increase of $75,156 or 542.2%. Other income includes additional Covid relief funds received in Ulisse during the current period.

Other expense

Other expense was an immaterial amount of $1,208 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Interest Expense, Net of Interest Income

Interest expense was $2,194 and $33,099 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $30,905 or 93.4%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt. The last convertible debenture was repaid during the first quarter of 2021.

Amortization of debt discount

Amortization of debt discount was $0 and $286,845 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $286,845 or 100.0%. The decrease is primarily due to the conversion of convertible debentures into equity and the repayment of convertible debentures in the prior year, the convertible debentures were fully amortized during the prior year.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $0 and $719,390 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $719,390 or 100%. In the prior period, we issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

(Loss) gain on Marketable Securities

The loss on marketable securities was $(287,500) and the gain on marketable securities was $592,500 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $880,000 or 148.5%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was $2,883,463 and $2,463,496 for the three months ended June 30, 2021 and 2020, respectively, an increase of $419,967 or 17.0%. The increase is attributable to the increase in loss from operations, the amortization of debt discount in the prior period, the loss on extinguishment of convertible debt in the prior period and the increase in loss on marketable securities as discussed above.

Income Tax Provision

The income tax provision was a credit of $112,113 and a charge of $(62,059) for the three months ended June 30, 2021 and 2020, respectively, a decrease of $174,172 or 280.7%. The current period credit is due to the reversal of a tax provision raised in the previous quarter due to the reduction in profitability in our Ulisse and Multigioco operations during the current period, primarily as we concentrate our Italian operations in Multigioco and we focus our Ulisse operation on Austrian and other European gaming markets.

Net Loss

Net loss was $2,771,350 and $2,525,555 for the three months ended June 30, 2021 and 2020, respectively, an increase of $245,795 or 9.7% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy, Malta and Austria, and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $84,743 and $18,516 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations for the six months ended June 30, 2021 and the six months ended June 30, 2020

Revenues

The following table represents disaggregated revenues from our gaming operations for the six months ended June 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues represents revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Six Months Ended
	June 30, 2021	June 30, 2020	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$451,206,769	$182,231,464	$268,975,305	147.6%
Turnover land-based	12,043,959	27,812,258	(15,768,299)	(56.7)%
Total Turnover	463,250,728	210,043,722	253,207,006	120.5%

Winnings/Payouts
Winnings web-based	420,647,267	170,700,270	249,946,997	146.4%
Winnings land-based	10,331,307	21,791,318	(11,460,011)	(52.6)%
Total Winnings/payouts	430,978,574	192,491,588	238,486,986	123.9%

Gross Gaming Revenues	32,272,154	17,552,134	14,720,020	83.9%

Less: ADM Gaming Taxes	6,614,311	2,596,488	4,017,823	154.7%
Net Gaming Revenues	25,657,843	14,955,646	10,702,197	71.6%

Add: Service Revenues	189,434	24,797	164,637	663.9%
Total Revenues	$25,847,277	$14,980,443	$10,866,834	72.5%

The Company generated total revenues of $25,847,277 and $14,980,443 for the six months ended June 30, 2021 and 2020, respectively, an increase of $10,866,834 or 72.5%.

The change in turnover (handle) is primarily due to the following:

Web-based turnover increased by $268,975,305 or 147.6%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the prior year and the entire current period, due to the pandemic. As a consequence of the stay-home mandate imposed by the Italian government, many customers continued using online channels. The impact was significant for our Ulisse operation and Multigioco land-based operations whose turnover is derived from physical betting shops, while our Multigioco web based platform saw significant growth as we do not rely solely on physical betting shops. We expect the business mix to continue to trend towards online channels, and we still expect quarterly growth for the foreseeable future as we gain market share. The percentage of payouts on web-based turnover improved to 93.2% from 93.7% for the six months ended June 30, 2021 and 2020, respectively.

Land-based turnover decreased by $15,768,299 or 56.7%. The decrease over the prior period was impacted by the shutdown of betting shops in Italy that started on March 8, 2020 due to COVID-19. The shops temporarily reopened from June 19, 2020 until November 2020 when the Italian government imposed new lockdowns that are currently in place and the shops remain closed as of the date of this Quarterly Report on Form 10-Q. The impact was significant for both our Ulisse operation and our Multigioco land-based operation, which impact was offset by increased online gaming in both Multigioco and Ulisse. We expect the business mix to trend towards online channels. The percentage of payouts on land-based turnover was 85.8% and 78.4% for the six months ended June 30, 2021 and 2020, respectively.

The turnover mix impacts on our Gross Gaming Revenue. In the prior year six-month period ended June 30, 2020 sports betting represented 26.1% of turnover and casino style games represented 73.3% and other was 0.6%, in the current year six-month period ended June 30, 2021 sports betting represented 23.9% of turnover and casino style games represented 75.1% of turnover and other was 1.0%. The payout percentage varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Disaggregated sportsbook hold decreased to 15.8% from 19.6% of handle for the six months ended June 30, 2021 and 2020, respectively, a decrease of 3.8 percentage points in sportsbook hold. The decrease in sports betting during the current six month period compared to the same prior year period has a negative impact on our overall gross gaming revenue, or our blended Hold (sports betting combined with i-gaming and online poker). Casino style games generally have a lower Hold compared to our sportsbook hold. The shift towards growing our online channel, with higher pay-out casino games and lower margin poker rake, resulted in an overall blended conversion of turnover to revenue hold to 7.0% from 8.4% for the six months ended June 30, 2021 and 2020, respectively, a year-over-year decrease of 1.4 percentage points in blended hold.

Gaming taxes increased by $4,017,823 or 154.7% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 20.5% and 14.8% for the six months ended June 30, 2021 and 2020, respectively. The increase is attributable to the shift of our gaming business to Multigioco which has an average gaming tax of approximately 24.7% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Since the majority of Ulisse CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subside, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse distribution in Italy by the end of the second quarter of 2021 and re-focusing our Ulisse online operations in Austria and other potential European regions.

Service revenues increased by $164,637 or 663.9%. This is predominantly due to revenues generated by our Colombian operations, which only started trading in the current year. Our Platform services customer base is currently limited primarily to services provided to external international retail customers and internal group operations of Multigioco, Ulisse and VG. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $20,278,399 and $10,172,527 for the six months ended June 30, 2021 and 2020, respectively, an increase of $10,105,872 or 99.3%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover decreased to 4.4% from 4.8% for the six months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $8,900,154 and $5,704,388 for the six months ended June 30, 2021 and 2020, respectively, an increase of $3,195,766 or 56.0%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $1,202,833 in our European operations as well as in our US operations as the Company gears up for its expansion into the US markets, this includes both administrative personnel and engineering personnel to develop the platform for the US market; (ii) revenue share arrangement expenses of $601,649 with third parties for content provided on our online gaming sites; (iii) an increase in audit fees of $143,569 which is a timing difference as to when the work was performed in the prior period versus the current period; (iv) an increase in stock market related expenses of $288,693 related to increased investor activity, including the filing of an S-3 during the current period; (v) stock based compensation increased by $532,591 primarily due to the periodic amortization expense of options granted to senior management during the second half of the prior year; and (vi) an increase in legal fees of $96,881 primarily due to increased investor activity and license activity in the US market. The balance of the increase of $329,550 consists of numerous individually insignificant expenses that have increased due to the increased activity as we gear up for our expansion into the US market.

Loss from Operations

The loss from operations was $3,331,276 and $896,472 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $2,434,804 or 271.6%. The increase in loss from operations is primarily due to the following: (i) the increase in selling expenses of $10,105,872; (ii) the increase in general and administrative expenses of $3,195,766; partially offset by (iii) the increase in revenue of $10,866,834, as discussed above.

Other income

Other income was $370,362 and $25,660 for the six months ended June 30, 2021 and 2020, respectively, an increase of $344,702 or 1,343,3%. Other income includes a COVID tax credit of $85,874 received from the Agenzia delle Dogane e dei Monopoli (“ADM”) for taxes previously charged; $204,888 of COVID relief funds received by Ulisse during the current period and other immaterial non-operating amounts received.

Other expense

Other expense was $28,138 and $0 for the six months ended June 30, 2021 and 2020, respectively, an increase of $28,138 or 100.0%. Other expense includes an administrative penalty of $26,930, related to ADM taxes provided for by Multigioco.

Interest Expense, Net of Interest Income

Interest expense was $10,043 and $173,073 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $163,030 or 94.2%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt. The last convertible debenture was repaid during the first quarter of 2021.

Amortization of debt discount

Amortization of debt discount was $12,833 and $737,074 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $724,241 or 98.3%. The decrease is primarily due to the conversion of convertible debentures into equity and the repayment of convertible debentures in the prior year, the convertible debentures were fully amortized during the prior year and the remaining amortization, related to the deferred purchase consideration promissory notes due on the Virtual Generation acquisition.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $0 and $719,390 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $719,390 or 100%. In the prior period, we issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

(Loss) gain on Marketable Securities

The loss on marketable securities was $(92,500) and the gain on marketable securities was $722,500 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $815,000 or 112.8%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was $3,104,428 and $1,777,849 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,326,579 or 74.6%. The increase is attributable to the increase in loss from operations, the amortization of debt discount in the prior period, the loss on extinguishment of convertible debt in the prior period and the increase in loss on marketable securities as discussed above.

Income Tax Provision

The income tax provision was $276,501 and $590,097 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $313,596 or 53.1%. The prior period tax charge included a withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (Approximately $162,000). The current year charge decreased due to lower profitability at our Ulisse operation during the current period as we refocus the business away from the Italian market and into the Austrian and other potential European markets.

Net Loss

Net loss was $3,380,929 and $2,367,946 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,012,983 or 42.8% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy, Malta and Austria, and the functional currency of our Canadian subsidiary is the Canadian Dollar. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation adjustment of $(259,347) and $(93,514) for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our principal cash requirements have included the funding of acquisitions, repayments of convertible debt and deferred purchase consideration, the purchase of plant and equipment, and working capital needs. Working capital needs generally result from expenses incurred in developing our gaming platform for the various markets we operate in and new markets we are developing as well as our intention to aggressively expand into the US market.

We finance our business primarily though debt and equity placements and cash generated from operations. Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land based and web based locations as well as the gaming platforms we license to third parties.

We finance out business to provide adequate funding for at least 12 months, based on forecasted profitability and working capital needs, which may result in additional equity or debt funding requirements.

We believe that our cash and cash equivalents and our ability to access public equity markets provide us with sufficient liquidity to meet our current and forseeable cash flow needs.

On July 15, 2021, we closed on the acquisition of US Bookmakers which required a cash payment of $6,000,000.

The ongoing Covid-19 pandemic has impacted on our Italian based operations, we have seen a significant increase in Turnover (Handle) from our web-based operations and a significant decline in turnover from our land-based operations with the temporary and possible permanent closure of betting shop locations. The percentage Hold or Gross Gaming Revenue generated from our turnover is typically lower on web-based business which generally favors more casino type gaming at lower margins, as discussed above. The selling expenses, which primarily consists of commissions, paid to our agents is based on turnover and not Gross Gaming Revenues, therefore the significant increase in web-based turnover at lower hold margins, resulted in a significant increase in selling expenses, offsetting the benefit we realized on the increased web-based turnover, whilst increasing the complexity of our business with significantly higher transaction volumes.

We anticipate that when the impact of the pandemic subsides, that we will be better positioned with an increased customer base and improved margins from land-based betting establishments. However the duration of the pandemic and the impact on the ability of land-based betting establishments to re-open, remains uncertain.

Assets

At June 30, 2021, we had total assets of $35,558,157 compared to $35,857,979 at December 31, 2020. The decrease is primarily related to the decrease in right of use assets of $144,028 due to amortization of these assets, the decrease in intangible assets of $352,080 due to amortization of intangibles and the reduction in the value of marketable securities of $92,500.

Liabilities

At June 30, 2021, we had $11,722,566 in total liabilities compared to total liabilities of $15,701,626 at December 31, 2020. The decrease is attributable to the repayment of the line of credit of $500,000, the redemption of convertible debt of $34,547 out of the proceeds from the warrant exercise and the repayment of deferred purchase consideration of $394,627 and bank loans of $102,928. In addition, corporate liabilities were reduced by $2,688,056 primarily due to the issue of shares valued at $2,676,901 to settle accrued compensation costs due to certain directors and officers.

Working Capital

We had $19,150,990 in cash and cash equivalents at June 30, 2021 compared to $18,945,817 on December 31, 2020. On July 15, 2021, we closed on the acquisition of US Bookmakers which required a cash payment of $6,000,000.

We had a working capital surplus of $11,394,972 at June 30, 2021, compared to a working capital surplus of $7,879,631 at December 31, 2020. The working capital position improved due to the proceeds raised on the warrant exercises of $3,922,481 and the settlement of the accrued compensation costs due to certain directors and officers of $2,676,901, offset by operating cash outflows of $1,750,322 during the current period.

We repaid our $500,000 secured revolving line of credit from Metropolitan Commercial Bank in New York during the period, the line of credit bore a fixed rate of interest of 3% on the outstanding balance.

Accumulated Deficit

As of June 30, 2021, we had accumulated deficit of $36,559,446 compared to accumulated deficit of $33,178,517 at December 31, 2020.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,750,322 and net cash provided by operating activities was $867,577 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $2,617,899, primarily related to the increase in net loss of $1,012,983, discussed under operating results; a movement in working capital of $(1,343,013), primarily due to the movement in accounts payable and accrued liabilities and the movement of long term liabilities, offset by the movement in gaming account liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $122,432 compared to net cash used in investing activities of $87,994 for the six months ended June 30, 2020. We invested funds in computer related software and hardware predominantly for the U.S. based expansion strategy.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $2,888,209 compared to net cash used in financing activities of $7,750 for the six months ended June 30, 2020. The net cash provided by financing activities during the current period consisted primarily of net proceeds of $3,922,481 raised from the exercise of warrants related to the underwritten public offering in August 2020, offset by the repayment of the bank letter of credit of $500,000 and the payment of deferred purchase consideration of $410,383.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$4,652
2022	9,170
2023	7,347
2024	852
Total undiscounted minimum future lease payments	$22,021

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$125,223
2022	214,966
2023	173,333
2024	30,340
Total undiscounted minimum future lease payments	$543,862

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

Related Party Transactions

The following includes a summary of transactions during our fiscal year ended December 31, 2020 and our current period ended June 30, 2021 to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(564)	$(565)

Related Party Receivables
Luca Pasquini	$1,472	$1,519

Amounts due to Luca Pasquini are for advances made to various subsidiaries for working capital purposes.

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella. Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

On September 4, 2019, we issued to Gold Street 15,196 shares of our common stock as payment in settlement of $48,508 of the reimbursable expenses owing to Gold Street. There was no balance owing to Gold Street as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, we had settled the balance outstanding to the former shareholders of VG under the VG Share Purchase Agreement by making cash payments equal to €2,500,000 (approximately $2,946,978), and we issued 562,605 shares amounting to €1,500,000 (approximately $1,673,959) of common stock pursuant to the promissory note. Mr. Pasquini has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $399,061). Mr. Peroni has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $334,792).

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

Forte Fixtures and Millwork acquired certain convertible notes from third parties that had matured on May 31, 2020. The convertible notes had an aggregate principal amount of $150,000 and only the accrued interest of $70,000 on a note with an aggregate principal amount of $350,000 and notes with an aggregate principal amount of CDN $207,000, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to $445,020 were repaid between August 23, 2020 and October 21, 2020.

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

The movement on deferred purchase consideration consists of the following:

Description	June 30, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,430
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2020, we had a net loss of $9.9 million and for the period ended June 30, 2021 we had a net loss of $3.4 million. As of December 31, 2020, and June 30, 2021 we had accumulated deficits of $33.2 million, and $36.6 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

The exercise of currently outstanding securities would dilute current holders of our common stock.

If all of the holders of our outstanding securities exercised their outstanding warrants and options, we would be obligated to issue 2,260,274 common shares.

Risks Related to our Business

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

Risks Related to Our Acquisition of USB

Our current expansion strategy, which includes expansion through USB in the various states in which it operates, may be difficult to implement because the licensing and certification requirements to operate in the United States are currently indeterminable.

Our current expansion strategy includes offering sports betting in states where USB currently operates as well as expanding to additional states. USB currently operates in 4 states (New Mexico, Colorado, North Dakota and Michigan) providing services to 6 clients (Sky Ute Casino Resort, Santa Ana Star Casino, Isleta Resort & Casino, Santa Claran Hotel & Casino, Odawa Casino, and 4 Bears Casino) with pending operations in 2 additional states (Washington, DC and Iowa). There can be no assurance that we will be successful in operating in the states in which USB currently operates or that we will eb able to expand our operations or those of USB to additional states.

The stock consideration issuable to the Sellers will cause our current stockholders to experience dilution.

The issuance of shares of common stock to the Sellers upon attainment of certain milestones specified in the Purchase Agreement will dilute an investor's equity ownership in our company and, as a result, could have the effect of depressing the market price for our securities, especially if the anticipated benefits of the acquisition do not materialize or otherwise result in increased stockholder value or revenue stream to the combined company.

The combined company may not experience the anticipated strategic benefits of the acquisition.

We believe that the acquisition will provide certain strategic benefits that may not be realized by us if USB was not acquired. Specifically, we believe the acquisition would provide certain strategic benefits which would enable us to accelerate our business plan through increased access to the U.S. sports betting and online gaming market. The market price of our common stock may decline as a result of the acquisition if the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by our investors, financial or industry analysts. There can be no assurance that these anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the USB business with our current management and structure.

Our failure to successfully complete the integration of USB could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

•	assimilating USB’s technology and retaining personnel in Nevada;
•	estimating the capital, personnel and equipment required for USB based on the historical experience of management with the businesses they are familiar with;
•	minimizing potential adverse effects on existing business relationships; and
•	successfully developing the new products and services.

USB has had limited operations to date.

USB has had limited operations to date. USB is subject to many of the risks common to an entity in operations for only a short number of years, including its ability to implement its business plan, market acceptance of its proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of its ability to generate revenues. There is no assurance that its activities will be successful or will result in any revenues or profit, and the likelihood of its success must be considered in light of the stage of its development. Even if it generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that it will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force it to modify, alter, significantly delay, or significantly impede the implementation of such plans, including due to COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously disclosed in other filings with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
10.1	Form of Indemnification Agreement ((Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 4, 2021)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer)