Form 10-Q
period 2021-09-30
Elys Game Technology, Corp.
filed 2021-11-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

1-628-258-514

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

As of November 12, 2021, the registrant had 23,297,932 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that currently remain in place. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. Due to the reduction in Covid-19 cases in Italy, all betting shops reopened on June 14, 2021. Due to the high percentage of vaccinations administered in Italy, we do not anticipate further severely restrictive lockdowns.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
Current Assets
Cash and cash equivalents	$9,408,035	$18,945,817
Accounts receivable	126,810	162,141
Gaming accounts receivable	1,291,802	1,455,710
Prepaid expenses	802,153	327,190
Related party receivable	1,438	1,519
Other current assets	495,649	301,289
Total Current Assets	12,125,887	21,193,666

Non-Current Assets
Restricted cash	1,393,404	1,098,952
Property, plant and equipment	444,608	489,591
Right of use assets	581,944	687,568
Intangible assets	20,324,314	10,257,582
Goodwill	28,687,156	1,663,120
Marketable securities	175,000	467,500
Total Non - Current Assets	51,606,426	14,664,313
Total Assets	$63,732,313	$35,857,979

Current Liabilities
Bank overdraft	$4,705	$3,902
Line of credit - bank	—	500,000
Accounts payable and accrued liabilities	4,225,564	7,961,146
Gaming accounts payable	3,420,042	3,084,768
Taxes payable	789,407	946,858
Related party payable	51,397	565
Deferred purchase consideration, net of discount of $0 and $7,761	—	17,673
Deferred purchase consideration, Related Party, net of discount of $0 and $5,174	—	376,954
Convertible debentures	—	34,547
Operating lease liability	71,574	238,899
Financial lease liability	2,107	10,511
Bank loan payable – current portion	75,680	138,212
Total Current Liabilities	8,640,476	13,314,035

Non-Current Liabilities
Deferred tax liability	3,371,517	1,222,513
Operating lease liability	492,215	416,861
Financial lease liability	16,346	17,265
Bank loan payable	146,325	66,885
Contingent purchase consideration	25,286,033	—
Other long-term liabilities	357,577	664,067
Total Non – Current Liabilities	29,670,013	2,387,591
Total Liabilities	38,310,489	15,701,626

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 23,297,932 and 20,029,834 shares issued and outstanding as of September 30, 2021 and December 31, 2020	2,330	2,003
Additional paid-in capital	65,640,086	53,064,919
Accumulated other comprehensive (deficit) income	(145,969)	267,948
Accumulated deficit	(40,074,623)	(33,178,517)
Total Stockholders' Equity	25,421,824	20,156,353
Total Liabilities and Stockholders’ Equity	$63,732,313	$35,857,979

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$8,030,082	$9,701,796	$33,877,359	$24,682,239

Costs and Expenses
Selling expenses	6,054,757	7,154,623	26,333,156	17,327,150
General and administrative expenses	5,075,300	3,156,505	13,975,455	8,860,893
Total Costs and Expenses	11,130,057	10,311,128	40,308,611	26,188,043

Loss from Operations	(3,099,975)	(609,332)	(6,431,252)	(1,505,804)

Other (Expenses) Income
Other income	74,327	37,273	444,689	62,933
Other expense	(384)	(109,623)	(28,522)	(109,623)
Interest expense, net of interest income	(4,705)	(56,093)	(14,748)	(229,166)
Change in fair value of contingent purchase consideration	(569,076)	—	(569,076)	—
Amortization of present value discount	—	(43,604)	(12,833)	(780,678)
Loss on extinguishment of convertible debt	—	—	—	(719,390)
(Loss) gain on marketable securities	(200,000)	(250,000)	(292,500)	472,500
Total Other (Expenses) Income	(699,838)	(422,047)	(472,990)	(1,303,424)

Loss Before Income Taxes	(3,799,813)	(1,031,379)	(6,904,242)	(2,809,228)
Income tax provision	284,636	(181,902)	8,136	(771,999)
Net Loss	(3,515,177)	(1,213,281)	(6,896,106)	(3,581,227)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(154,572)	218,193	(413,917)	124,679

Comprehensive Loss	$(3,669,749)	$(995,088)	$(7,310,023)	$(3,456,548)

Loss per common share – basic and diluted	$(0.15)	$(0.08)	$(0.31)	$(0.27)
Weighted average number of common shares outstanding – basic and diluted	23,080,193	14,525,372	22,205,785	13,057,608

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Nine months ended September 30, 2021 and September 30, 2020

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
Nine months ended September 30, 2020
Balance, December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285

Shares issued on conversion of convertible debentures	123,399	12	395,241	—	—	395,253
Common stock issued to settle deferred purchase consideration	204,437	21	842,411	—	—	842,432
Stock based compensation expense	—	—	118,818	—	—	118,818
Foreign currency translation adjustment	—	—	—	(112,030)	—	(112,030)
Net income	—	—	—	—	157,609	157,609
Balance, March 31, 2020	12,276,878	1,227	33,575,113	(288,747)	(23,084,226)	10,203,367

Shares issued on conversion of convertible debentures	103,586	11	333,074	—	—	333,085
Common stock issued to settle deferred purchase consideration	114,538	11	273,736	—	—	273,747
Stock based compensation expense	—	—	79,971	—	—	79,971
Fair value of warrants issued on convertible debt extensions	—	—	719,390	—	—	719,390
Foreign currency translation adjustment	—	—	—	18,516	—	18,516
Net loss	—	—	—	—	(2,525,555)	(2,525,555)
Balance, June 30, 2020	12,495,002	1,249	34,981,284	(270,231)	(25,609,781)	9,102,521
Shares issued on conversion of convertible debentures	3,341		10,666	—	—	10,666
Common stock issued to settle deferred purchase consideration	35,130	4	91,261	—	—	91,265
Stock based compensation expense	—	—	45,301	—	—	45,301
Public offering proceeds	4,166,666	417	10,005,832	—	—	10,006,249
Expenses related to public offering	—	—	(1,040,127)	—	—	(1,040,127)
Foreign currency translation adjustment	—	—	—	218,193	—	218,193
Net loss	—	—	—	—	(1,213,281)	(1,213,281)
Balance, September 30, 2020	16,700,139	$1,670	$44,094,217	$(52,038)	$(26,823,062)	$17,220,787

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Nine months ended September 30, 2021
Balance, December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock awards	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net loss	—	—	—	—	(609,579)	(609,579)
Balance, March 31, 2021	22,011,109	2,201	60,080,571	(76,140)	(33,788,096)	26,218,536

Proceeds from warrants exercised	5,000	1	12,499	—	—	12,500
Stock based compensation expense	—	—	291,162	—	—	291,162
Foreign currency translation adjustment	—	—	—	84,743	—	84,743
Net loss	—	—	—	—	(2,771,350)	(2,771,350)
Balance, June 30, 2021	22,016,109	2,202	60,384,232	8,603	(36,559,446)	23,835,591
Shares issued in consideration of acquisition	1,265,823	127	4,544,177	—	—	4,544,304
Proceeds from warrants exercised	16,000	1	39,999	—	—	40,000
Stock based compensation expense	—	—	671,678	—	—	671,678
Foreign currency translation adjustment	—	—	—	(154,572)	—	(154,572)
Net loss	—	—	—	—	(3,515,177)	(3,515,177)
Balance, September 30, 2021	23,297,932	$2,330	$65,640,086	$(145,969)	$(40,074,623)	$25,421,824

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(6,896,106)	$(3,581,227)
Adjustments to reconcile net loss to net cash Used in Operating Activities
Depreciation and amortization	885,437	700,994
Change in fair value of contingent purchase consideration	569,076	—
Amortization of present value discount	12,833	780,678
Restricted stock awards	140,000	—
Stock option compensation expense	1,251,808	244,090
Non-cash interest	6,788	199,536
Loss on extinguishment of convertible debt	—	719,390
Unrealized loss (gain) on trading securities	292,500	(472,500)
Movement in deferred taxation	(116,896)	(70,080)
Bad debt expense	—	214,820
Gain on Government relief loan forgiven	(7,992)	—
Changes in Operating Assets and Liabilities (Net of assets acquired and liabilities assumed)
Prepaid expenses	(458,601)	(107,876)
Accounts payable and accrued liabilities	(1,095,287)	148,579
Accounts receivable	79,467	32,520
Gaming accounts receivable	89,293	205,253
Gaming accounts liabilities	516,302	2,970
Taxes payable	(110,385)	431,741
Due from related parties	(1,968)	(4,842)
Other current assets	(134,648)	136,074
Long term liabilities	(280,230)	7,013
Net Cash Used in Operating Activities	(5,258,609)	(412,867)

Cash Flows from Investing Activities
Acquisition of subsidiary, net of cash of $26,161	(5,973,839)	—
Acquisition of property, plant and equipment and intangible assets	(135,835)	(172,674)
Net Cash Used in Investing Activities	(6,109,674)	(172,674)

Cash Flows from Financing Activities
Proceeds from public offering, less expenses related to public offering of $1,040,127	—	8,966,122
Proceeds from warrants exercised	3,962,482	—
Proceeds from bank overdraft	1,045	—
Repayment of bank credit line	(500,000)	(1,000,000)
Repayment of bank loan	(100,850)	(30,539)
Redemption of convertible debentures	(27,562)	(3,010,655)
Proceeds from promissory notes, related party	—	301,071
Proceeds from Government relief loan	—	29,822
Repayment of Government relief loan	(25,438)	—
Repayment of deferred purchase consideration – non-related parties	(385,121)	(455,827)
Repayment of deferred purchase consideration – related parties	(25,262)	(92,444)
Repayment of financial leases	(8,108)	(10,222)
Net Cash Provided by (Used in) Financing Activities	2,891,186	4,697,328

Effect of change in exchange rate	(766,233)	302,444

Net (decrease) increase in cash	(9,243,330)	4,414,231
Cash, cash equivalents and restricted cash – beginning of the period	20,044,769	6,732,515
Cash, cash equivalents and restricted cash – end of the period	$10,801,439	$11,146,746

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$9,408,035	$10,572,496
Restricted cash included in non-current assets	1,393,404	574,250
	$10,801,439	$11,146,746

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$22,609	$570,492
Income tax	$266,211	$378,616
Supplemental cash flow disclosure for non-cash activities
Conversion of convertible debt to common stock	$—	$739,004
Deferred purchase consideration settled by the issuance of common stock	$—	$1,207,444
Common stock issued to settle liabilities	$2,676,901	$—
Common shares issued in consideration of acquisition (Refer Note 3 below)	$4,544,304	$—

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

On September 1, 2021, the Company issued a press release announcing the approval of its first license in Washington DC, a Class B Managed Service Provider and Class B Operator licenses to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C. which commenced sports betting in October 2021.

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp. (“Elys”)	Parent Company	USA	U.S. Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. Dollar
Bookmakers Company US LLC	July 15, 2021	USA	U.S. Dollar

The Company operates in two lines of business: (i) the operating of web based betting as well as land based leisure betting establishments situated throughout Italy and; (ii) provider of certified betting Platform software services to global leisure betting establishments and operators.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business (continued)

The Company’s operations are carried out through the following four geographically organized groups:

a)	an operational group based in Europe that maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	a recently acquired operational group based in the US with offices in Las Vegas, Nevada;
c)	a technology group which is based in Innsbruck, Austria and manages software development, training, and administration; and
d)	a corporate group which is based in North America and operates out of our principal executive suite in Toronto, Canada and satellite executive suites in the USA in San Francisco, California and Delray Beach, Florida, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various independent contractors and vendors are engaged.

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”).

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

For the purposes of its listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accordance with U.S. GAAP.

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

All revenues were generated in Euro, Colombian Peso and US Dollars during the periods presented.

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

The contingent purchase consideration due on the acquisition of subsidiaries is measured at fair value on an annual basis. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months and nine months ended September 30, 2021 and a bad debt expense of $214,820 for the three and nine months ended September 30, 2020.

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

The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Betting Platform Software	15
Ulisse Bookmaker License	Indefinite
Multigioco and Rifa ADM Licenses	1.5	-	7
Location contracts	5	-	7
Customer relationships	10	-	18
Trademarks/Tradenames	10	-	14
Websites	5
Non-compete agreements	4

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

As of September 30, 2021, there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. Although the COVID-19 pandemic has had and is expected to continue to have a significant impact on our land-based business, the impact is expected to be mitigated because web-based turnover generated by the Company has increased.

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

Contingent Purchase Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of the purchase price consideration for acquisitions. At each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 3.

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

Revenue Recognition (continued)

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

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land-based leisure betting establishments situated throughout Italy, and only web based distribution through our Austrian subsidiary in the Italian market until June 2021;
(ii)	provider of certified betting Platform software services to global leisure betting establishments and operators.

The recent acquisition of Bookmakers Company US LLC is reported under the Company’s certified betting platform software services segment.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of subsidiaries

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

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of USB was $6 million in cash plus the issuance of 1,265,823 shares of the Company’s common stock with a market value of $4,544,304 on the date of acquisition.

The Sellers will have an opportunity to receive up to an additional $38,000,000 (undiscounted) plus a potential undiscounted premium of 10% (or $3,800,000) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash. The fair value of the contingent purchase consideration of $24,716,957 was estimated by applying the income approach, which uses significant assumptions (Level 3 assumptions) which are not readily available in the market.

The goodwill of $27,024,383 arising on consolidation consists largely of the reputation and knowledge of USB in the sports betting market in the US markets which should facilitate the Company’s penetration into the US market. All of the goodwill was assigned to the Betting platform software and services segment.

None of the goodwill is expected to be deducted for income tax purposes.

In terms of the agreement, the preliminary purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Amount
Consideration
Cash	6,000,000
1,265,823 shares of common stock at fair market value	4,554,304
Contingent purchase consideration	24,716,957
Total purchase consideration	$35,261,261
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	26,161
Other Current assets	151,284
Property, plant and equipment	788
Other non-current assets	4,000
Tradenames/Trademarks	1,419,000
Customer relationships	7,275,000
Non-compete agreements	2,096,000
10,972,233
Less: liabilities assumed
Current liabilities assumed	(264,135)
Non-current liabilities assumed	(205,320)
Imputed Deferred taxation on identifiable intangible acquired	(2,265,900)
(2,735,355)
Net identifiable assets acquired and liabilities assumed	8,236,878
Goodwill	27,024,383
$35,261,261

The amount of revenue and earnings include in the Company’s consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2021 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2020.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

	Revenue	Earnings

Actual from July 15, 2021 to September 30, 2021	$121,552	$(395,566)

2021 Supplemental pro forma from January 1, 2021 to September 30, 2021	$34,288,462	$(7,154,851)

2020 Supplemental pro forma from January 1, 2020 to September 30, 2020	$24,992,504	$(4,810,317)

The 2021 Supplemental pro forma information was adjusted to exclude $120,479 of non-recurring acquisition costs, in addition, the 2021 and 2020 supplemental pro forma information was adjusted to account for amortization of intangibles on acquisition of $579,619 and $802,550 , respectively.

4. Restricted Cash

Restricted cash consists of the following:

Cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.

The Company maintains a $1,000,000 deposit at Metropolitan Commercial bank held as security against a $1,000,000 line of credit. The line of credit was repaid during the nine months ended September 30, 2021. See Note 10.

5. Property, plant and equipment

	September 30, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$63,436	$(33,484)	$29,952	$39,707
Computer and office equipment	1,016,822	(776,040)	240,782	247,572
Fixtures and fittings	289,679	(243,407)	46,272	54,465
Vehicles	101,148	(52,126)	49,022	63,382
Computer software	227,216	(148,636)	78,580	84,465
	$1,698,301	$(1,253,693)	$444,608	$489,591

The aggregate depreciation charge to operations was $162,594 and $173,983 for the nine months ended September 30, 2021 and 2020, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

Right of use assets are included in the consolidated balance sheet are as follows:

	September 30, 2021	December 31, 2020
Non-current assets
Right of use assets - operating leases, net of amortization	$581,944	$687,568
Right of use assets - finance leases, net of depreciation – included in property, plant and equipment	$17,867	$27,119

Lease costs consists of the following:

	Nine Months Ended September 30,
	2021	2020
Finance lease cost:
Amortization of financial lease assets	$8,071	$9,509
Interest expense on lease liabilities	642	903

Operating lease cost	201,308	186,308

Total lease cost	$210,021	$196,720

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Other lease information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(642)	$(903)
Operating cash flows from operating leases	(201,308)	(186,308)
Financing cash flows from finance leases	(8,108)	(9,319)

Weighted average remaining lease term – finance leases	2.43 years	2.90 years
Weighted average remaining lease term – operating leases	1.95 years	3.07 years

Weighted average discount rate – finance leases	3.73%	3.60%
Weighted average discount rate – operating leases	3.23%	3.42%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$2,272
2022	8,957
2023	7,177
2024	833
Total undiscounted minimum future lease payments	19,239
Imputed interest	(786)
Total finance lease liability	$18,453

Disclosed as:
Current portion	$2,107
Non-Current portion	16,346
$18,453

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$76,162
2022	269,988
2023	209,319
2024	29,637
Total undiscounted minimum future lease payments	585,106
Imputed interest	(21,317)
Total operating lease liability	$563,789

Disclosed as:
Current portion	$71,574
Non-Current portion	492,215
$563,789

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$5,689,965	$(1,301,150)	$4,388,815	$4,673,314
Licenses	5,797,954	(955,554)	4,842,400	4,917,733
Location contracts	1,000,000	(1,000,000)	—	88,455
Customer relationships	8,145,927	(491,237)	7,654,690	509,237
Trademarks	1,537,972	(86,396)	1,451,576	68,843
Non-compete agreements	2,096,000	(109,167)	1,986,833	—
Websites	40,000	(40,000)	—	—
	$24,307,818	$(3,983,504)	$20,324,314	$10,257,582

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

The Company recorded $722,843 and $527,011 in amortization expense for finite-lived assets for the nine months ended September 30, 2021 and 2020, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively, as well as an Austrian Bookmaker License through the acquisition of Ulisse.

The estimated amortization expense over the next five year period is as follows:

Amount
Remainder of 2021	$390,124
2022	1,520,415
2023	1,519,836
2024	1,518,174
2025	1,278,007
2026	994,173
Total estimated amortization expense	$7,220,729

8. Goodwill

	September 30, 2021	December 31, 2020

Opening balance	$1,663,120	$1,663,385
Acquisition of Bookmakers company US LLC	27,024,383	—
Foreign exchange movements	(347)	(265)
Closing balance	$28,687,156	$1,663,120

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized in earnings.

The shares of Zoompass were last quoted on the OTC market at $0.07 per share on September 30, 2021, resulting in an unrealized loss recorded to earnings related to these securities of $292,500 for the nine months ended September 30, 2021.

10. Line of Credit - Bank

The Company maintains a $1,000,000 secured revolving line of credit from Metropolitan Commercial Bank in New York, of which $0 was drawn as of September 30, 2021, which bears a fixed rate of interest of 3.00% on the outstanding balance with an interest only monthly minimum payment, and no maturity date as long as the security deposit of $1,000,000 remains in place, see Note 4.

11. Convertible Debentures

The accounting treatment relating to the convertible debentures issued was in accordance with the guidance in ASC 480 and ASC 815.

As of September 30, 2021 and December 31, 2020, the Company has outstanding, Canadian Dollar denominated convertible debentures in the aggregate principal amount of CDN $0 and CDN $35,000 (approximately $27,442), respectively.

Convertible debentures of $10,000 and CDN $65,000 (approximately $48,416) that had matured on May 31, 2020 were extended to August 29, 2020, of which CDN $35,000 was acquired by a related party prior to extension, and a further $600,000 and CDN $242,000 (approximately $180,257) that had matured, had the maturity date extended to September 28, 2020, of which $500,000 and CDN $207,000 were acquired by a related party, prior to extension. All of the convertible debentures with extended maturity dates, with the exception of one convertible debenture of CDN $35,000, were repaid during 2020. The remaining convertible debenture of CDN $35,000 was repaid in the first quarter of 2021.

During the year ended December 31, 2020, investors in Canadian Dollar convertible debentures converted the aggregate principal amount of CDN $317,600, including interest thereon of CDN $45,029 and investors in U.S. Dollar convertible debentures converted the aggregate principal amount of $400,000, including interest thereon of $70,492 into 230,134 shares of common stock.

The Aggregate convertible debentures outstanding consists of the following:

	September 30, 2021	December 31, 2020
Principal Outstanding
Opening balance	$27,442	$3,464,737
Repaid	(27,562)	(2,778,349)
Conversion to equity	—	(634,431)
Foreign exchange movements	120	(24,515)
	—	27,442
Accrued Interest
Opening balance	7,105	524,227
Interest expense	4,696	207,595
Repaid	(11,833)	(619,992)
Conversion to equity	—	(103,958)
Foreign exchange movements	32	(767)
	—	7,105
Debenture Discount
Opening balance	—	(627,627)
Amortization	—	627,627
	—	—
Convertible Debentures, net	$—	$34,547

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Deferred Purchase Consideration

During the nine month current period, the Company paid the remaining balance of €20,800 (approximately $25,262) to non-related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration to non-related parties consists of the following:

	September 30, 2021	December 31, 2020
Principal Outstanding
Promissory note due to non-related parties	$25,434	$1,802,384
Settled by the issuance of common shares	—	(724,467)
Repayment in cash	(25,262)	(1,105,455)
Foreign exchange movements	(172)	52,972
	—	25,434
Present value discount on future payments
Present value discount	(7,761)	(120,104)
Amortization	7,700	114,333
Foreign exchange movements	61	(1,990)
	—	(7,761)
Deferred purchase consideration, net	$—	$17,673

13. Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately USD $580,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan originally has an underlying interest rate of 4.5 points above Euro Inter Bank Offered Rate, was subject to quarterly review and was to be amortized over 57 months ending June 30, 2021 with monthly repayments of €9,760. Subsequently, in terms of a directive by the Italian Government, in order to provide financial relief due to the Covid-19 pandemic, Multigioco was able to suspend repayments of the loan for a period of six months and extend the maturity date of the loan to March 31, 2022, the interest rate remained the same at 4.5% above the Euro Inter Bank Offered Rate and monthly repayments were revised to €9,971.

The Company made payments under the loan in the aggregate principal amount of €84,294 (approximately USD $100,850) for the nine months ended September 30, 2021.

14. Contingent purchase consideration

In terms of the acquisition of USB disclosed in Note 3 above, the Sellers will have an opportunity to receive up to an additional $38,000,000 plus a potential premium of 10% (or $3,800,000) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash.

The Company had an independent third party valuation entity perform a Purchase Price Analysis which included the probability of the Sellers achieving the additional proceeds of $41,800,000.

At each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Due to the uncertainty regarding the achievement of the stated unadjusted accumulated EBITA milestones and the methodology in determining the number of shares to be issued during each earnout period and the potential restriction on the number of shares available for issue, the contingent purchase consideration is classified as a liability.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Contingent purchase consideration (continued)

September 30, 2021
Contingent purchase consideration
Contingent purchase consideration measured on the acquisition of USB	$24,716,957
Settled by the issuance of common shares	—
Repayment in cash	—
Changes in fair value	569,076
Contingent consideration at September 30, 2021	25,286,033

15. Other long-term liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement as well as shop deposits that are held by Ulisse.

Balances of other long-term liabilities were as follows:

	September 30, 2021	December 31, 2020

Severance liability	$338,475	$297,120
Customer deposit balance	19,102	366,947
Total other long-term liabilities	$357,577	$664,067

16. Related Parties

Notes Payable, Related Party

On March 11, 2020, the Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our Executive Chairman. The PN bears no interest and is repayable on demand.

The movement on notes payable, Related Party, consists of the following:

	September 30, 2021	December 31, 2020
Principal Outstanding
Additions	$—	$300,000
Repayment	—	(200,000)
Applied to warrant exercise	—	(100,000)
	—	—
Accrued Interest
Opening balance	—	—
Interest expense	—	22,521
Repayment	—	(14,465)
Applied to warrant exercise	—	(8,056)
	—	—
Promissory Notes Payable – Related Party	$—	$—

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Related Parties (continued)

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

Deferred Purchase consideration, Related Party

During the first and second quarter, the Company paid the remaining balance of €312,500 (approximately $385,121) to related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

Description	September 30, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,340
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(543)	$(565)
Victor Salerno	(50,854)	—
	(51,397)	$(565)

Related Party Receivables
Luca Pasquini	$1,438	$1,519

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Related Parties (continued)

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current period.

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

On July 11, 2021, the Company entered into an agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572). Mr. Pasquini owns 34% of Engage.

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company.

Victor Salerno

On July 15, 2021 the Company consummated the acquisition of USB and in terms of the Purchase Agreement the Company acquired 100% of USB, from its members (the “Sellers”). Mr. Salerno was a 68% owner of USB and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing.

Together with the consummation of the acquisition of USB, the Company entered into a 4 year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

Mr. Salerno may be terminated for no cause or resign for good reason, which termination would entitle him to the greater of one year’s salary or the remaining term of the employment agreement plus the highest annual incentive bonus paid to him during the past two years. If Mr. Salerno is terminated for cause he is entitled to all unpaid salary and expenses due to him at the time of termination. If the employment agreement is terminated due to death, his heirs and successors are entitled to all unpaid salary, unpaid expenses and one times his annual base salary. Termination due to disability will result in Mr. Salerno being paid all unpaid salary and expenses and one times annual salary.

Pursuant to the Salerno Employment Agreement, Mr. Salerno has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and if terminated for cause for the 12 month period following his termination of employment, Mr. Salerno has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the type of services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business or (4) solicit any actual or prospective vendors with whom he had material contact to support a competing business.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Related Parties (continued)

On September 13, 2021, the board of directors of the Company appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, Bookmakers Company US LLC (“US Bookmaking”), to serve as a member of the Board.

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and repayable on December 31, 2023.

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

Matteo Monteverdi

Mr. Monteverdi resigned as the Company’s Chief Executive Officer and President to become the Company’s Head of Special Projects.

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

Paul Sallwasser

On September 13, 2021, the Company granted Mr. Sallwasser ten year options exercisable for 21,300 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Related Parties (continued)

Steven Shallcross

On January 22, 2021, the Company issued to Mr. Shallcross, a director of the Company, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

On September 13, 2021, the Company granted Mr. Shallcross ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

Mark Korb

On July 5, 2021, the Company entered into an employment agreement dated July 1, 2021 with Mark Korb, the Company’s Chief Financial Officer, (the “Korb Employment Agreement”), to employ Mr. Korb, on a full-time basis commencing September 1, 2021, as Chief Financial Officer for a term of four (4) years, at an annual base salary of $360,000 and such additional performance bonus payments as may be determined by the Company’s board of directors with a target bonus of 40% of his base salary. Mr. Korb will also be entitled to pension, medical, retirement and other benefits available to other Company senior officers and directors and he will receive an allowance of up to $2,000 per month towards medical and welfare benefits. In connection with the Korb Employment Agreement, On July 1, 2021, the Compensation Committee of the Board granted Mr. Korb, an option to purchase 400,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest pro rata on a monthly basis over a forty-eight month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.03 per share.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Related Parties (continued)

Pursuant to the Korb Employment Agreement, Mr. Korb has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and if terminated for cause for the 12 month period following his termination of employment, Mr. Korb has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business or (4) solicit any actual or prospective vendors with whom he had material contact to support a competing business.

Andrea Mandel-Mantello

On June 29, 2021, the board of directors of the Company appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello will serve on the audit committee.

On September 13, 2021, the Company granted Mr. Mandel-Montello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

Phillipe Blanc

On July 1, 2021, Philippe Blanc resigned as a director of the Company, simultaneously with Mr. Blanc’s resignation as a director of the Company, the Company entered into a consulting agreement with Mr. Blanc to provide for his future services in a consulting capacity over two years. Mr. Blanc will receive €105,000 per annum as compensation.

17. Stockholders’ Equity

For the nine months ended September 30, 2021, the Company issued a total of 467,990 shares of common stock, valued at $2,676,901 for the settlement of compensation and directors’ fees to certain of the Company’s related parties, refer note 16 above.

Between January 4, 2021, and September 21, 2021, investors exercised warrants for 1,506,809 shares of common stock for gross proceeds of $3,962,481 at an average exercise price of $2.63 per share.

On January 22, 2021, the Company issued 24,476 restricted shares of common stock valued at $140,000 to Michele Ciavarella in terms of a compensation election he made for the 2021 fiscal year.

On July 15, 2021, the Company issued 1,265,823 shares of common stock to the Sellers of USB, at $4.74 per share for a total of $6,000,000, representing 50% of the initial purchase consideration.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2020 to September 30, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	1,089,474	$4.00			$4.00
Granted	5,374,371	2.50	to	5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00			4.00
Exercised	(3,321,226)	2.50	to	5.00	2.62
Outstanding December 31, 2020	2,053,145	$2.50	to	5.00	2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	3.75	2.63
Outstanding September 30, 2021	546,336	$2.50	to	5.00	$2.66

The following tables summarize information about warrants outstanding as of September 30, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	486,173	3.88	$2.50	486,173	$2.50
$3.75	48,395	0.66	3.75	48,395	3.75
$5.00	11,768	0.87	5.00	11,768	5.00
	546,336	3.53	$2.66	546,336	$2.66

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Stock Options

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

In addition, pursuant to the employment agreement entered into with Mr. Monteverdi, the Company granted Mr. Monteverdi a non-plan option to purchase 648,000 shares of common stock at an exercise price of $1.84 that vest pro rata on each of September 1, 2021, September 1, 2022, September 1, 2023 and September 1, 2024.

During the period ended September 30, 2021, the Company issued ten year options to purchase 720,000 shares at exercise prices ranging from $2.62 to $4.20 per share to employees.

On July 1, 2021, in compliance with the terms of an employment agreement entered into with Mr. Korb, the Company’s CFO, the Company granted him ten year options to purchase 400,000 shares of common stock at an exercise price of $4.03 per share vesting annually commencing on September 1, 2022.

On August 31, 2021, due to the resignation of an employee, unvested options for 50,000 shares of common stock were forfeited by the employee.

On September 13, 2021, the Company granted the non-executive members of its board ten year options to purchase 48,500 shares of common stock at an exercise price of $5.10 per share, as a component of annual compensation.

The options awarded during the nine months ended September 30, 2021 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

	Nine months ended September 30, 2021
Exercise price	$2.62	to	5.10
Risk free interest rate	0.92	to	1.63%
Expected life of options	10 years
Expected volatility of underlying stock	223	to	229.8%
Expected dividend rate	0%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Stock Options (continued)

A summary of all of the Company’s option activity during the period January 1, 2020 to September 30, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	315,938	$2.72	to	2.96	$2.84
Granted	1,307,000	1.84	to	2.03	1.95
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2020	1,622,938	$1.84	to	2.96	2.11
Granted	1,168,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2,62
Exercised	—	—			—
Outstanding September 30, 2021	2,741,438	$1.84	to	5.10	$2.16

The following tables summarize information about stock options outstanding as of September 30, 2021:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.84	648,000	8.98		162,000
$2.03	659,000	9.01		316,333
$2.72	25,000	4.75		25,000
$2.80	220,625	7.98		110,495
$2.96	70,313	7.77		70,313
$4.03	1,020,000	9.76		51,667
$4.07	25,000	9.79		—
$4.20	25,000	9.59		—
$5.10	48,500	9.96		—
	2,741,438	9.16	$2.91	735,807	$2.36

As of September 30, 2021, there were unvested options to purchase 2,005,630 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $6,093,119 which is expected to be recognized over a period of 45 months.

The intrinsic value of the options at September 30, 2021 was $5,534,868.

As of September 30, 2021, there was an aggregate of 2,093,438 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 492,466 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 414,096 shares available for future grants.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months and nine months ended September 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Turnover
Turnover web-based	$162,471,799	$117,879,687	$613,678,568	$300,111,151
Turnover land-based	1,193,778	25,823,099	13,237,738	53,635,357
Total Turnover	163,665,577	143,702,786	626,916,306	353,746,508

Winnings/Payouts
Winnings web-based	152,328,198	110,841,093	572,975,466	281,541,363
Winnings land-based	1,031,217	21,495,660	11,362,524	43,286,978
Total Winnings/payouts	153,359,415	132,336,753	584,337,990	324,828,341

Gross Gaming Revenues	10,306,162	11,366,033	42,578,316	28,918,167

Less: ADM Gaming Taxes	2,515,570	1,698,192	9,129,881	4,294,680
Net Gaming Revenues	7,790,592	9,667,841	33,448,435	24,623,487

Service Revenues	239,490	33,955	428,924	58,752
Revenue	$8,030,082	$9,701,796	$33,877,359	$24,682,239

21. Net loss per Common Share

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” options and warrants using the treasury stock method and the inclusion of all convertible securities, including convertible debentures, assuming these securities were converted at the beginning of the period or at the time of issuance, if later, adding back any direct incremental expenses related to the convertible securities, including interest expense, present value discount amortization. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

The computation of the diluted income per share for the three months and nine months ended September 30, 2021 and 2020 was anti-dilutive due to the losses realized.

For the three months and nine months ended September 30, 2021 and 2020, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and nine Months ended September 30, 2021	Three and nine Months ended September 30, 2020

Options	2,741,438	963,938
Warrants	546,336	5,374,371
	3,287,774	6,338,309

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)       Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and only web based distribution through our Austrian subsidiary in the Italian market until June 2021, and

(ii)       Betting platform software and services

Provider of certified betting Platform software services to global leisure betting establishments and operators.

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$25,502	$37,881,164	$43,552	$37,950,218
Assets
Current assets	8,587,092	1,308,003	2,230,792	12,125,887
Non-current assets	6,783,911	43,666,430	1,156,085	51,606,426
Liabilities
Current liabilities	(6,499,182)	(915,762)	(1,225,532)	(8,640,476)
Non-current liabilities	(765,779)	(3,618,200)	(25,286,034)	(29,670,013)
Intercompany balances	4,247,985	(705,171)	(3,542,814)	—
Net asset position	$12,354,027	$39,735,300	$(26,667,503)	$25,421,824

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$33,448,435	$428,924	$—	$—	$33,877,359
Intercompany Service revenue	271,518	3,323,848	—	(3,595,366)	—
Total revenue	33,719,953	3,752,772	—	(3,595,366)	33,877,359
Operating expenses
Intercompany service expense	3,323,848	271,518	—	(3,595,366)	—
Selling expenses	26,318,643	14,513	—	—	26,333,156
General and administrative expenses	5,251,863	4,204,834	4,518,758	—	13,975,455
Total operating expenses	34,894,354	4,490,865	4,518,758	(3,595,366)	40,308,611

(Loss) Income from operations	(1,174,401)	(738,093)	(4,518,758)	—	(6,431,252)

Other income (expense)
Other income	434,624	2,073	7,992	—	444,689
Other expense	(23,954)	(4,568)	—	—	(28,522)
Interest expense, net	(7,486)	(2,109)	(5,153)	—	(14,748)
Change in fair value of contingent purchase consideration	—	—	(569,076)	—	(569,076)
Amortization of present value discount	—	—	(12,833)	—	(12,833)
Loss on marketable securities	—	—	(292,500)	—	(292,500)
Total other income (expense)	403,184	(4,604)	(871,570)	—	(472,990)

(Loss) Income before Income Taxes	(771,217)	(742,697)	(5,390,328)	—	(6,904,242)
Income tax provision	(50,666)	58,802	—	—	8,136
Net Loss	$(821,883)	$(683,895)	$(5,390,328)	$—	$(6,896,106)

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2020
	Betting establishments	Betting platform software and services	All other	Total
Purchase of non-current assets	$112,506	$60,168	$—	$172,674
Assets
Current assets	6,940,838	265,782	4,944,614	12,151,234
Non-current assets	12,490,886	6,311,200	620,090	19,422,176
Liabilities
Current liabilities	(5,847,368)	(489,859)	(5,385,225)	(11,722,452)
Non-current liabilities	(1,320,714)	(1,279,434)	(30,023)	(2,630,171)
Intercompany balances	4,591,801	(61,400)	(4,530,401)	—
Net asset position	$16,855,443	$4,746,289	$(4,380,945)	$17,220,787

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

22. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$24,623,487	$58,752	$—	$—	$24,682,239
Intercompany Service revenue	62,159	1,971,089	—	(2,033,248)	—
Total Revenue	24,685,646	2,029,841	—	(2,033,248)	24,682,239

Operating expenses
Intercompany service expense	1,971,089	62,159	—	(2,033,248)	—
Selling expenses	17,316,388	10,762	—	—	17,327,150
General and administrative expenses	3,216,798	2,750,780	2,893,315	—	8,860,893
Total operating expenses	22,504,275	2,823,701	2,893,315	(2,033,248)	26,188,043

(Loss) income from operations	2,181,371	(793,860)	(2,893,315)	—	(1,505,804)

Other (expense) income
Other income	62,888	45	—	—	62,933
Other expense	(109,098)	(525)	—	—	(109,623)
Interest expense, net	(2,292)	(66)	(226,808)	—	(229,166)
Amortization of present value discount	—	—	(780,678)	—	(780,678)
Loss on conversion of debt	—	—	(719,390)	—	(719,390)
Loss on marketable securities	—	—	472,500	—	472,500
Total other (expenses) income	(48,502)	(546)	(1,254,376)	—	(1,303,424)

Income (Loss) before Income Taxes	2,132,869	(794,406)	(4,147,691)	—	(2,809,228)
Income tax provision	(674,273)	64,386	(162,112)	—	(771,999)
Net Income (Loss)	$1,458,596	$(730,020)	$(4,309,803)	$—	$(3,581,227)

23. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 13, 2021 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

We also provide Gaming services in the US market via our recently acquired subsidiary Bookmakers Company US, LLC in certain licensed states where we offer bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the US market. We recently began operation is Washington DC through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Resort Casino in Atlantic City to commence operations in the state of New Jersey in March 2022.

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

For the period ended September 30, 2021, transaction revenue generated through our subsidiaries Multigioco and Ulisse consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through Multigioco and Ulisse. Since the majority of Ulisse Data Transmission Centers (CTD) locations were not expected to re-open after the COVID-19 related lockdowns in Italy subside, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during Q2-2021 and focusing Ulisse operations to online operations in Austria and other potential European regions.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2020 and the nine months ended September 30, 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our VG subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, Bookmakers Company US, LLC. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

Recent Developments

Impact of COVID-19

As a result of the global outbreak of the COVID-19 virus, on March 8, 2020 the Italian government issued a decree which imposed certain restrictions on public gatherings and travel, and closures of physical venues that included betting shops, arcades and bingo halls across Italy. Accordingly, we had temporarily closed all betting shop locations throughout Italy as a result of the decree until May 4, 2020. Subsequently, on March 10, 2020 the Italian government imposed further restrictions on travel throughout Italy as well as transborder crossings and had either postponed or cancelled most professional sports events which had an effect on the Company’s overall sports betting handle and revenues and negatively impacted the Company’s operating results.

On June 19, 2020 all land-based betting shops, including corner locations such as coffee shops throughout Italy temporarily reopened until November 2020 when the Italian government imposed new lockdowns that were lifted on June 14, 2021. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. Due to the high percentage of vaccinations administered in Italy, we do not anticipate further severely restrictive lockdowns.

We anticipate that COVID-19 will continue to negatively impact our operating results in future periods, and we expect that a significant number of locations will not re-open after the COVID-19 related lockdowns in Italy subside. Since the duration and scope of the COVID-19 outbreak worldwide, including the impact to the local economies and retail business is not precisely determinable at this time, management decided to close our Ulisse operations in Italy during Q2 2021, while focusing investments on growing our more familiar Multigioco brand, the result of which management believes has reduced the complexity and improve the efficiency of our gaming operations in Italy.

Expansion and New Markets

United States Operations Development

On July 15, 2021, we completed the acquisition of Bookmakers Company US LLC dba US Bookmaking (“USB”) in accordance with the terms of the Membership Purchase Agreement that we entered into on July 5, 2021 with the members of USB (the “Sellers”), making USB a wholly owned subsidiary of the Company. USB’s management team includes a long time sports book operator Victor Salerno, with over 40 years of experience in the Nevada sports book business managing risk for over 100 properties and who was inducted into the American Gaming Association's Gaming Hall of Fame in 2015 and SBC's Hall of Fame in 2020; Bob Kocienski, CEO, with over 40 years of experience in the gaming industry including oversight on the sports books at several high profile casinos; Robert Walker, Director of Bookmaking, with over 30 years of experience in managing sports books at several casinos including the Stardust, Mirage, and the MGM; and John Salerno, Director of Operations and Compliance with over 20 years of experience. USB currently operates in 4 states (New Mexico, Colorado, North Dakota and Michigan) providing services to 6 clients (Sky Ute Casino Resort, Santa Ana Star Casino, Isleta Resort & Casino, Santa Claran Hotel & Casino, Odawa Casino, and 4 Bears Casino) with pending operations in 2 additional states (Washington, DC and Iowa).

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

The commencement of betting transactions in the United States are subject to obtaining the required certification, licensing and approvals from the respective state gambling control agency, in addition to any other state or federal regulatory approval required by law, On September 1, 2021, we issued a press release announcing the approval of our first license in Washington DC, a Class B Managed Service Provider and Class B Operator licenses to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C. which commenced sports betting in October 2021, and in October 2021 we entered into an agreement with Ocean Resort Casino in Atlantic City to commence operations in the state of New Jersey in March 2022.

Inflation

We do not believe that general price inflation will have a material effect on our business in the near future.

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our corporate expenditures are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro. Changes and fluctuations in the foreign exchange rate between the US Dollar and the Euro, Canadian dollar and Colombian Peso will have an effect on our results of operations.

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

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Results of Operations for the three months ended September 30, 2021 and the three months ended September 30, 2020

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended September 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	September 30, 2021	September 30, 2020	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$162,471,799	$117,879,687	$44,592,112	37.8%
Turnover land-based	1,193,779	25,823,099	(24,629,320)	(95.4)%
Total Turnover	163,665,578	143,702,786	19,962,792	13.9%

Winnings/Payouts
Winnings web-based	152,328,199	110,841,093	41,487,106	37.4%
Winnings land-based	1,031,217	21,495,660	(20,464,443)	(95.2)%
Total Winnings/payouts	153,359,416	132,336,753	21,022,663	15.9%

Gross Gaming Revenues	10,306,162	11,366,033	(1,059,871)	(9.3)%

Less: ADM Gaming Taxes	2,515,570	1,698,192	817,378	48.1%
Net Gaming Revenues	7,790,592	9,667,841	(1,877,249)	(19.4)%

Add: Service Revenues	239,490	33,955	205,535	605.3%
Total Revenues	$8,030,082	$9,701,796	$(1,671,714)	(17.2)%

The Company generated total revenues of $8,030,082 and $9,701,796 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,671,714 or 17.2%.

The change in turnover (handle) is primarily due to the following:

Web-based turnover increased by $44,592,112 or 37.8%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the prior year and up until June 14, 2021 due to the pandemic. The reopening of physical land-based locations during June 2021 resulted in a lower percentage growth in our web-based turnover for the current quarter, however it still remains significant and reinforces our belief that web based turnover will continue its growth trajectory. In addition, due to the closure of our Ulisse operations in Italy, we generated no revenue from this entity. We expect the business mix to continue to trend towards online channels, and we still expect quarterly growth for the foreseeable future as we gain market share. The percentage of payouts on web-based turnover improved to 93.8% from 94.0% for the three months ended September 30, 2021 and 2020, respectively.

Land-based turnover decreased by $24,629,320 or 95.4%. The decrease over the prior period was impacted by the closure of the Ulisse Italian operations during June 2021, with no revenue generated from this entity during the current period. The impact of the closure of our Ulisse operations was offset by increased online gaming in Multigioco. We expect the business mix to continue trending towards online channels. The percentage of payouts on land-based turnover increased to 86.4% from 83.2% for the three months ended September 30, 2021 and 2020, respectively.

The turnover mix impacts our Gross Gaming Revenue. In the prior year three-month period ended September 30, 2020 sports betting represented 31.4% of turnover and casino style games represented 67.8% and other was 0.8%, in the current year three-month period ended September 30, 2021 sports betting represented 19.2% of turnover and casino style games represented 80.1% of turnover and other was 0.7%. Although the shift towards sports betting had a positive impact on our gross gaming revenue, the closure of all Ulisse Italian based locations in the second quarter, had a negative impact on the overall sports betting turnover resulting in our blended Hold (sports betting combined with i-gaming and online poker) decreasing to 6.3% compared to 7.9% for the three months ended September 30, 2021 and 2020, respectively. Casino style games generally have a lower Hold compared to our sports betting business.

Disaggregated sportsbook hold, before gaming taxes, decreased to 14.8% from 17.0% of handle for the three months ended September 30, 2021 and 2020, respectively, a decrease of 2.2 percentage points in sportsbook hold. The closure of the Ulisse operations had a negative impact on overall sports betting during the current three month period compared to the same prior year period and the lower sports betting hold had a negative impact on our overall gross gaming revenue, or our blended hold (sports betting combined with i-gaming and online poker). Although the Casino style games hold improved to 4.2% from 3.6% for the three months ended September 30, 2021 and 2020, respectively, the shift of overall revenue towards on-line casino style games with a lower hold and lower margin poker rake, resulted in an overall blended conversion of turnover to revenue hold of 6.3% compared to 7.9% for the three months ended September 30, 2021 and 2020, respectively, a year-over-year decrease of 1.6 percentage points in blended hold.

Gaming taxes increased by $817,378 or 48.1% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.4% and 14.9% for the three months ended September 30, 2021 and 2020, respectively. The increase is attributable to all of our Italian based gaming business shifting to Multigioco. In the prior period Ulisse had a significantly lower tax rate due to its incorporation being situated outside of Italy.

The majority of Ulisse CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy, management simplified its Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy at the end of the second quarter of 2021, re-focusing our Ulisse online operations in Austria and other potential European regions.

Service revenues increased by $205,535 or 605.3%. This is primarily due to; (i) revenues generated by our Colombian operations of $99,524, which started trading in the last quarter of the prior year and revenues generated of $121,552 from our recent acquisition of USB. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $6,054,757 and $7,154,623 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,099,866 or 15.4%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover improved to 3.7% compared to 5.0% for the three months ended September 30, 2021 and 2020, respectively. The improvement is due to the wind down of Ulisse during the second quarter, which had a commission percentage of 9.8% in the prior year.

General and Administrative Expenses

General and administrative expenses were $5,075,300 and $3,156,505 for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,918,795 or 60.8%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $1,074,838 in our European operations as well as in our US operations as we gear up for our expansion into the US markets, this includes both administrative personnel and engineering personnel to develop the platform for the US market; (ii) an increase in stock based compensation expense of $626,376 primarily due to the periodic amortization expense of options granted to senior management during the second half of the prior year and the third quarter of the current year; (iii) an increase in platform and IT related services to support the services offered by the group of $54,322, and (iv) an increase in depreciation and amortization expense of $185,557 offset by (v) a foreign exchange gain realized predominantly in our corporate operations of $423,452 due to the improvement in the US Dollar exchange rate against the Euro. The balance of the increase of $401,154 consists of numerous individually insignificant expenses that have increased due to the increased activity as we gear up for our expansion into the US market.

Loss from Operations

The loss from operations was $3,099,975 and $609,332 for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,490,643 or 408.8%. The increase in operating loss is directly attributable to the decrease in revenues of $1,671,714 and the increase in general and administrative expenses of $1,918,795, offset by a reduction in selling expenses of $1,099,866, as discussed above.

 Other income

Other income was $74,327 and $37,237 for the three months ended September 30, 2021 and 2020, respectively, an increase of $37,090 or 99.6%. Other income includes a gain realized on reconciling our accounting records to the platform records.

Other expense

Other expense was $384 and $109,623 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $109,239 or 99.6%. The prior year expense consists primarily of a contribution made to an Italian sporting Association to relaunch sporting operations post the COVID-19 shut down.

Interest Expense, Net of Interest Income

Interest expense was $4,705 and $56,093 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $51,388 or 91.6%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt. The last convertible debenture was repaid during the first quarter of 2021.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was $569,076 and $0 for the three months ended September 30, 2021 and 2020, respectively, an increase of $569,076. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of USB.

Amortization of present value discount

Amortization of present value discount was $0 and $43,604 for the three months ended September 30, 2021 and 2020, respectively, an increase of $514,892. The amortization of present value discount in the prior period, related to deferred purchase consideration on the acquisition of Virtual Generation which was fully amortized in the first quarter of the current period.

(Loss) gain on Marketable Securities

The loss on marketable securities was $200,000 and $250,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $50,000 or 20.0%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was $3,799,813 and $1,031,379 for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,768,434 or 268.4%. The increase is primarily attributable to the increase in loss from operations and the change in fair value of contingent purchase consideration, as discussed above.

Income Tax Provision

The income tax provision was a credit of $284,636 and a charge of $(181,902) for the three months ended September 30, 2021 and 2020, respectively, a decrease of $466,538 or 256.5%. The current period credit is due to the reversal of a tax provision raised in the previous quarter due to the current period reduction in profitability in our Multigioco and Odissea operations and an adjustment to a prior period income tax charge in Ulisse related to incentive bonuses reversed during the current period of $119,660.

Net Loss

Net loss was $3,515,177 and $1,213,281 for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,301,896 or 189.7% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our Italian, Maltese and Austrian subsidiaries is the Euro, the functional currency of our Canadian subsidiary is the Canadian Dollar and the functional currency of our Colombian operation is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation loss of $(154,572) and a foreign currency translation gain of $218,193 for the three months ended September 30, 2021 and 2020, respectively, primarily due to the strengthening of the US Dollar against the Euro during the current period and the weakening against the Euro in the prior period.

Results of Operations for the nine months ended September 30, 2021 and the nine months ended September 30, 2020

Revenues

The following table represents disaggregated revenues from our gaming operations for the nine months ended September 30, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues represents revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$613,678,568	$300,111,151	$313,567,417	104.5%
Turnover land-based	13,237,738	53,635,357	(40,397,619)	(75.3)%
Total Turnover	626,916,306	353,746,508	273,169,798	77.2%

Winnings/Payouts
Winnings web-based	572,975,466	281,541,363	291,434,103	103.5%
Winnings land-based	11,362,524	43,286,978	(31,924,454)	(73.8)%
Total Winnings/payouts	584,337,990	324,828,341	259,509,649	79.9%

Gross Gaming Revenues	42,578,316	28,918,167	13,660,149	47.2%

Less: ADM Gaming Taxes	9,129,881	4,294,680	4,835,201	112.6%
Net Gaming Revenues	33,448,435	24,623,487	8,824,948	35.8%

Add: Service Revenues	428,924	58,752	370,172	630.1%
Total Revenues	$33,877,359	$24,682,239	$9,195,120	37.3%

The Company generated total revenues of $33,877,359 and $24,682,239 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $9,195,120 or 37.3%.

The change in turnover (handle) is primarily due to the following:

Web-based turnover increased by $313,567,417 or 104.5%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the prior year and up until June 14, 2021 due to the pandemic. The reopening of physical land-based locations during June 2021 resulted in a lower percentage growth in our web-based turnover for the current quarter, however it still remains significant and reinforces our belief that web based turnover will continue its growth trajectory. In addition, due to the closure of our Ulisse operations in Italy during the second quarter, we generated no revenue from this entity. The percentage of payouts on web-based turnover improved to 93.4% from 93.8% for the nine months ended September 30, 2021 and 2020, respectively.

Land-based turnover decreased by $40,397,619 or 75.3%. The decrease over the prior period was impacted by the closure of the Ulisse Italian operations during June 2021, with no revenue generated from this entity during the third quarter. The impact of the closure of our Ulisse land-based operations which were severely impacted by Covid-19, was offset by increased online gaming in Multigioco. We, however, expect the business mix to continue trending towards online channels. The percentage of payouts on land-based turnover increased to 85.8% from 80.7% for the nine months ended September 30, 2021 and 2020, respectively.

The turnover mix impacts our Gross Gaming Revenue. In the prior year nine-month period ended September 30, 2020 sports betting represented 28.3% of turnover and casino style games represented 71.1% and other was 0.6%, in the current year nine-month period ended September 30, 2021 sports betting represented 22.7% of turnover and casino style games represented 76.4% of turnover and other was 0.9%. The payout percentage varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Disaggregated sportsbook hold decreased to 14.2% from 19.3% of handle for the nine months ended September 30, 2021 and 2020, respectively, a decrease of 5.1 percentage points in sportsbook hold. The decrease in sports betting during the current nine month period compared to the same prior year period has a negative impact on our overall gross gaming revenue, or our blended Hold (sports betting combined with i-gaming and online poker). Casino style games generally have a lower Hold compared to our sportsbook hold. The shift towards growing our online channel, with higher pay-out casino games and lower margin poker rake, resulted in an overall blended conversion of turnover to revenue hold to 6.8% from 8.2% for the nine months ended September 30, 2021 and 2020, respectively, a year-over-year decrease of 1.4 percentage points in blended hold.

Gaming taxes increased by $4,835,201 or 112.6% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 21.4% and 14.9% for the nine months ended September 30, 2021 and 2020, respectively. The increase is attributable to the shift of our gaming business to Multigioco which has an average gaming tax of approximately 24.5% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Since the majority of Ulisse CTD locations were not re-opened after the COVID-19 related lockdowns in Italy were lifted as management had decided to simplify our Italian footprint by focusing our investment towards our Multigioco operations and discontinued our Ulisse distribution in Italy at the end of the second quarter of 2021, re-focusing our Ulisse online operations in Austria and other potential European regions.

Service revenues increased by $370,172 or 630.1%. This is predominantly due to revenues generated by our Colombian operations and our newly acquired USB operations. Our Colombian operations only started trading in the current year. Our Platform services customer base is currently limited primarily to services provided to external US and international retail customers and internal group operations of Multigioco, Ulisse and VG. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $26,333,156 and $17,327,150 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $9,006,006 or 52.0%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover decreased to 4.2% from 4.9% for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $13,975,455 and $8,860,893 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $5,114,562 or 57.7%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $1,791,192 in our European operations as well as in our US operations as the Company gears up for its expansion into the US markets and includes both administrative personnel and engineering personnel to develop the platform for the US market; (ii) stock based compensation increased by $1,158,967 primarily due to the periodic amortization expense of options granted to senior management during the second half of the prior year and the current quarter; (iii) an increase in professional fees of $382,611, primarily legal fees incurred on licensing, acquisitions and corporate restructuring; (iv) investor relations expenses of $315,825 primarily related to programs undertaken to promote the company to its US investors; (v) an increase in depreciation and amortization expense of $184,443, primarily due to the amortization of intangibles on the acquisition of USB; and(vi) an increase in platform and IT related services to support the services offered by the group of $552,780, including third party provider revenue shares. The balance of the increase of $728,744 consists of numerous individually insignificant expenses that have increased due to the increased activity as we gear up for our expansion into the US market.

Loss from Operations

The loss from operations was $6,431,252 and $1,505,804 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4,925,448 or 327.1%. The increase in loss from operations is primarily due to the following: (i) the increase in selling expenses of $9,006,006; (ii) the increase in general and administrative expenses of $5,114,562; partially offset by (iii) the increase in revenue of $9,195,120, as discussed above.

Other income

Other income was $444,689 and $62,933 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $381,756 or 606.6%. Other income includes a COVID tax credit of $85,874 received from the Agenzia delle Dogane e dei Monopoli (“ADM”) for taxes previously charged; $204,888 of COVID relief funds received by Ulisse during the current period, a gain of $35,507 realized on reconciling our accounting records to the platform records, and other immaterial non-operating amounts received.

 Other expense

Other expense was $28,522 and $109,623 the nine months ended September 30, 2021 and 2020, respectively, an increase of $81,101 or 74.0%. Other expense includes an administrative penalty of $26,930, related to ADM taxes provided for by Multigioco. The prior year expense consists primarily of a contribution made to an Italian sporting Association to relaunch sporting operations post the COVID-19 shut down.

Interest Expense, Net of Interest Income

Interest expense was $14,748 and $229,166 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $214,418 or 93.6%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt. The last convertible debenture was repaid during the first quarter of 2021.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was $569,076 and $0 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $569,076. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of USB.

Amortization of present value discount

Amortization of present value discount was $12,833 and $780,678 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $767,845. The prior year charge relates to the amortization of present value discounts on the convertible debentures which matured during the second quarter of 2020 and deferred purchase consideration on the acquisition of Virtual Generation which was fully amortized in the first quarter of the current period.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $0 and $719,390 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $719,390 or 100%. In the prior period, we issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise. These warrants were valued using a Black-Scholes valuation model.

(Loss) gain on Marketable Securities

The loss on marketable securities was $(292,500) and the gain on marketable securities was $472,500 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $765,000 or 161.9%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was $6,904,242 and $2,809,228 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4,095,014 or 145.8%. The increase is attributable to the increase in loss from operations, the loss on extinguishment of convertible debt in the prior period and the increase in loss on marketable securities, offset by the increase in other income, as discussed above.

Income Tax Provision

The income tax provision was a credit of $8,136 for the nine months ended September 30, 2021 and a charge of $771,999 for the nine months ended September 30, 2020, a decrease of $780,135 or 101.1%. The prior period tax charge included a withholding tax charge on dividends declared by one of our subsidiaries to our holding company of €150,000 (Approximately $162,000). The current year charge decreased due to losses incurred at our Ulisse operation during the current period and lower profitability at our Multigioco operation during the current period.

Net Loss

Net loss was $6,896,106 and $3,581,227 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3,314,879 or 92.6% due to the increase in loss before income taxes, the increase in the change in fair value of contingent purchase consideration offset by the reduction in income tax provision, discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our Italian, Maltese and Austrian subsidiaries is the Euro, the functional currency of our Canadian subsidiary is the Canadian Dollar and the functional currency of our Colombian operation is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation loss of $(413,917) and a foreign currency translation gain of $124,679 for the nine months ended September 30, 2021 and 2020, respectively, primarily due to the strengthening of the US Dollar against the Euro during the current period and the weakening against the Euro in the prior period.

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

We finance our business to provide adequate funding for at least 12 months, based on forecasted profitability and working capital needs, and in the future, we anticipate that we would need to raise additional cash through equity or debt funding.

We believe that our cash and cash equivalents and our ability to access public equity markets provide us with sufficient liquidity to meet our current and foreseeable cash flow needs.

On July 15, 2021, we closed on the acquisition of US Bookmakers for a cash consideration of $6,000,000.

The ongoing Covid-19 pandemic has impacted on our Italian based operations, we have seen a significant increase in Turnover (Handle) from our web-based operations and a significant decline in turnover from our land-based operations with the permanent closure of our Ulisse betting shop locations. The percentage Hold or Gross Gaming Revenue generated from our turnover is typically lower on web-based business which generally favors more casino type gaming at lower margins, as discussed above. The selling expenses, which primarily consists of commissions, paid to our agents is based on turnover and not Gross Gaming Revenues, therefore the significant increase in web-based turnover at lower hold margins, resulted in a significant increase in selling expenses, offsetting the benefit we realized on the increased web-based turnover, whilst increasing the complexity of our business with significantly higher transaction volumes.

Assets

At September 30, 2021, we had total assets of $63,732,313 compared to $35,857,979 at December 31, 2020, an increase of $27,874,334. The increase is primarily related to the increase in goodwill of $27,024,036 and intangible assets of $10,066,732 recognized on the acquisition of USB, offset by a decrease in cash of $9,537,782 primarily due to the net cash payment to the USB sellers of $5,973,839 and the absorption of negative operating cash flows of $5,258,606, offset by net from financing activities of $2,891,186

Liabilities

At September 30, 2021, we had $38,310,489 in total liabilities compared to total liabilities of $15,701,626 at December 31, 2020, an increase of $22,608,863. The increase is primarily attributable to the contingent purchase consideration on the acquisition of USB of $25,286,033, the increase in the deferred tax liability of $2,149,004, offset by a decrease in accounts payable and accrued liabilities of $3,735,582, the repayment of the bank line of credit of $500,000, the repayment of deferred purchase consideration of $394,627 and the redemption of convertible debt of $34,547.

Working Capital

We had $9,408,035 in cash and cash equivalents at September 30, 2021 compared to $18,945,817 on December 31, 2020. On July 15, 2021, we closed on the acquisition of US Bookmakers which required a net cash payment of $5,973,839.

We had a working capital surplus of $3,485,411 at September 30, 2021, compared to a working capital surplus of $7,879,631 at December 31, 2020. The working capital position was affected by the payment of a net $5,973,839 upon the acquisition of USB, the absorption of negative operating cash flows of $5,258,607, offset by net from financing activities of $2,891,186.

Accumulated Deficit

As of September 30, 2021, we had accumulated deficit of $40,074,623 compared to accumulated deficit of $33,178,517 at December 31, 2020.

Cash Flows from Operating Activities

Net cash used in operating activities was $5,258,609 and $412,867 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4,845,742, primarily related to; (i) the increase in net loss of $(2,745,803), discussed under operating results; and (ii) the movements in working capital of $(2,247,489), primarily due to the movement in accounts payable of $1,243,866, prepaid expenses and other current assets of $621,447, taxes payable of $542,126, the movement in long term liabilities of $287,243 offset by the increase in gaming accounts liabilities of $513,332.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,109,674 and $172,674 for the nine months ended September 30, 2021 and 2020, an increase of $5,937,000, primarily due to the initial net cash payment on the acquisition of USB of $5,973,839.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,891,186 and $4,697,328 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $1,806,142. The decrease is primarily due to; (i) a decrease in proceeds from subscriptions, net of fees of $8,966,121; (ii) a decrease in proceeds from related party promissory notes of $301,071; offset by (iii) an increase in proceeds from warrants exercised of $3,962,482; (iv) a reduction in the repayment of convertible debentures of $2,983,092 and (v) a reduction in the repayment of bank credit lines of $500,000.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2021	$2,272
2022	8,957
2023	7,177
2024	833
Total undiscounted minimum future lease payments	$19,239

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2021	$76,162
2022	269,988
2023	209,319
2024	29,637
Total undiscounted minimum future lease payments	$585,106

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

Related Party Transactions

The following includes a summary of transactions during our fiscal year ended December 31, 2020 and our current period ended September 30, 2021 to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(543)	$(565)
Victor Salerno	(50,854)	—
	(51,397)	(565)
Related Party Receivables
Luca Pasquini	$1,438	$1,519

Amounts due to Luca Pasquini are for advances made to various subsidiaries for working capital purposes.

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and repayable on December 31, 2023.

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella. Amounts due to Gold Street Capital Corp., the major stockholder of Elys, are for reimbursement of expenses.

On September 4, 2019, we issued to Gold Street 15,196 shares of our common stock as payment in settlement of $48,508 of the reimbursable expenses owing to Gold Street. There was no balance owing to Gold Street as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, we had settled the balance outstanding to the former shareholders of VG under the VG Share Purchase Agreement by making cash payments equal to €2,500,000 (approximately $2,946,978), and we issued 562,605 shares amounting to €1,500,000 (approximately $1,673,959) of common stock pursuant to the promissory note. Mr. Pasquini has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $399,061). Mr. Peroni has been paid cash of €500,000 (approximately $604,380) and issued 112,521 shares of common stock valued at €300,000 (approximately $334,792).

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

The movement on deferred purchase consideration consists of the following:

Description	September 30, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,340
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

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

On July 5, 2021, the Company entered into an employment agreement dated July 1, 2021 with Mark Korb, the Company’s Chief Financial Officer, (the “Korb Employment Agreement”), to employ Mr. Korb, on a full-time basis commencing September 1, 2021, as Chief Financial Officer for a term of four (4) years, at an annual base salary of $360,000 and such additional performance bonus payments as may be determined by the Company’s board of directors with a target bonus of 40% of his base salary. Mr. Korb will also be entitled to pension, medical, retirement and other benefits available to other Company senior officers and directors and he will receive an allowance of up to $2,000 per month towards medical and welfare benefits. In connection with the Korb Employment Agreement, On July 1, 2021, the Compensation Committee of the Board granted Mr. Korb, an option to purchase 400,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.03 per share.

On July 11, 202.1, we entered into an agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572). Mr. Pasquini owns 34% of Engage

On July 15, 2021, Michele Ciavarella, Executive Chairman of the Company, was appointed as the interim Chief Executive Officer and President of the Company, effective July 15, 2021. Mr. Ciavarella will serve as the Company's Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

On September 13, 2021, the board of directors of the Company appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, Bookmakers Company US LLC (“US Bookmaking”), to serve as a member of the Board. On July 15, 2021 the Company consummated the acquisition of USB and in terms of the Purchase Agreement the Company acquired 100% of USB, from its members (the “Sellers”). Mr. Salerno was a 68% owner of USB and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing. Together with the consummation of the acquisition of USB, the Company entered into a 4 year employment agreement with Mr. Salerno terminating on July 14, 2025, automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing in January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company.

On September 13, 2021, the Company granted Mr. Sallwasser ten year options exercisable for 21,300 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

On September 13, 2021, the Company granted Mr. Shallcross ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

On September 13, 2021, the Company granted Mr. Mandel-Montello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2020, we had a net loss of $9.9 million and for the period ended September 30, 2021 we had a net loss of $6.9 million. As of December 31, 2020, and September 30, 2021 we had accumulated deficits of $33.2 million, and $40.1 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including by hiring additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our customer base, we expect to also incur increased losses in the short term despite the fact that our Platform is easily scalable because costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. If we are unable to maintain our profitability, the value of our business and common stock may decrease. Although we cannot assure that we will be able to maintain a profitable level of operations to meet our obligations arising from normal business operations, in recent years we have generated sufficient revenue to maintain our existing operations and continue our moderate organic growth.

The exercise of currently outstanding securities would dilute current holders of our common stock.

If all of the holders of our outstanding securities exercised their outstanding warrants and options, we would be obligated to issue 3,287,774 common shares.

Risks Related to our Business

We expect that competition from internet gaming will continue to grow and intensify in the United States.

We intend to expand the use of our Platform in the United States; however, that will be dependent upon changes in legislation and we expect that we will face increased competition from other leisure betting operators as the potential for legalized internet gaming continues to grow. Several states in the United States are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department’s (“DOJ”) December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. Based on a recent U.S. Court of Appeals for the First Circuit ruling in New Hampshire Lottery Com’n v. Barr, the 2011 DOJ opinion remains in play, including its conclusion regarding the Wire Act, which permits competition from internet lotteries and other internet, non-sports wagering gaming services that allow their customers to play Las Vegas-style casino games, among others, from home, which could divert customers from our products and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic customers as a result of initiatives in some states to consider legislation to legalize internet wagering, including the authorization of intrastate sports wagering. There have also been proposals that would specifically legalize internet gaming under federal law. If we are unable to execute our U.S. strategy, anticipate, react to or penetrate the U.S. market in a timely manner, our competitive position could weaken, which could adversely affect our business and results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On July 11, 2021, we entered into an agreement with Engage IT Services Srl. ("Engage"), to provide gaming software and maintenance support of the system, the total contract price was €390,000 (approximately $459,572). Mr. Pasquini owns 34% of Engage. Mr. Pasquini was a director of the Company until September 13, 2021 and served as an executive officer of the Company until October 4, 2021.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
10.1	Employment Agreement, dated July 5, 2021, by and between Elys Game Technology, Corp. and Mark Korb (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021 – File No. 001-39170)
10.2	Membership Purchase Agreement, dated July 5, 2021, by and among Elys Game Technology, Corp., Bookmakers Company US LLC and the members of Bookmakers Company US LLC
10.3	Amendment, effective July 15, 2021, to Employment Agreement, dated September 21, 2020, by and between Elys Game Technology, Corp. and Matteo Monteverdi (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021 – File No. 001-39170)
10.4	Employment Agreement, dated July 15, 2021, by and between Bookmarkers company US LLC dba U.S. Bookmaking and Victor Salerno
10.5	Software Development Agreement, effective July 10, 2021, by and between Engage IT Services Srl and Elys Gameboard Technologies LLC
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Mark J. Korb
Mark J. Korb Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)