Form 10-K
period 2021-12-31
Elys Game Technology, Corp.
filed 2022-04-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $67,531,340.

As of April 14, 2022, there were 23,674,277 shares of the registrant’s common stock outstanding.

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

In this Annual Report, unless the context indicates otherwise, references to the “Company,” “Elys” “Newgioco,” “we,” “us” and “our” refer to Elys Game Technology, Corp., a Delaware corporation formed in 1998 (formerly known as Newgioco Group, Inc.), and, where appropriate, its current subsidiaries, Ulisse GmbH, a company organized under the laws of Austria, Odissea Betriebsinformatik Beratung GmbH, a company organized under the laws of Austria, Multigioco Srl., a company organized under the laws of the Republic of Italy, Newgioco Group, Inc. (Canada), a company organized under the Canadian laws, Virtual Generation Limited, a company organized under the laws of Republic of Malta, Elys Technology Group Limited, a company organized under the laws of Republic of Malta, Newgioco Colombia SAS, a company organized under the laws of Colombia, Elys Gameboard Technologies, LLC a limited liability company organized in State of Delaware and Bookmakers Company US LLC, a Nevada limited liability company doing business as U.S. Bookmaking.

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

Risks Related to our Financial Condition

•	The effects of the COVID-19 pandemic have strained and negatively impact our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.
•	Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.
•	We have incurred substantial losses in the past and it may be difficult to achieve profitability.
•	If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.
•	If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
•	We have material weaknesses and other deficiencies in our internal control and accounting procedures.
•	We expect to continue relying on our discretionary available cash and available bank credit facilities to fund our additional acquisitions or enter into new business opportunities, which bank credit facilities may not be available at reasonable terms, if at all.

Risks Related to our Business

•	If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted and it could result in the impairment of the carrying value of a substantial portion of assets.
•	In order to expand our land-based operations in Italy, we will be required to acquire additional location rights under our licenses or acquire operators that have location rights under their licenses and our inability to acquire such additional rights or operators or restrictions from using any licenses associated with such acquired operators, will result in an adverse effect on our operating results.
•	If we are unable to respond to changes in consumer preferences, attract new customers or sell new or additional products, our future revenue and business will be adversely affected.
•	If we fail to acquire, integrate and develop operators and new technologies on favorable economic terms, our future growth and operating results could be adversely affected.
•	If we are unsuccessful in establishing or maintaining relationships with third parties, our business may be adversely impacted.
•	We cannot assure you that any acquisition we complete will result in short-term or long-term benefits to us.
•	We derive a significant portion of our revenue from gaming sales through our website and websites of our betting Platform clients. A decline in the popularity of our gaming websites or those of our Platform clients will negatively impact our business and risk our future growth.
•	Because our gaming operations are largely concentrated within Italy at present, we are subject to greater risks than a gaming company that is more geographically and internationally diversified.
•	Our current expansion strategy, which includes expansion through Virtual Generation Limited in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States is complex and licensing requirements in other countries are currently indeterminable.
•	We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.
•	If we are not able to maintain and enhance our brand, our business, operating results and financial condition may be adversely affected.
•	We currently depend on and may continue to be dependent on third parties to provide certain components and products we distribute through our online gaming platform, and any increased costs associated with third party developers or any delay or interruption in production may negatively affect both our ability to provide access to the Platform and our ability to continue our operations.
•	We depend on payments from third-party service providers, including government regulated gaming agencies. If we are unable to collect such payments or these payments decrease or do not increase as our costs increase, our financial condition and operating results may be adversely affected.
•	If we have a security incident or breach involving unauthorized access to customer data, our platform may be perceived as lacking sufficient security, customers may reduce their use of, or stop using our betting software and we may incur significant liabilities.
•	Privacy concerns and domestic or foreign privacy laws or regulations may result in significant costs and compliance challenges, reduce demand for our solutions, and adversely affect our business.
•	If we are unable to maintain successful relationships with retail agents, partners, our business, operating results, and financial condition could be adversely affected.
•	If we fail or are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which could impair our competitive advantage, proprietary technology and our brand.
•	We have experienced rapid growth and organizational change in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan.
•	We may not be able to successfully scale our technology and manage the growth of our business if we are unable to improve our internal systems, processes and controls.

•	Our estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•	Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.
•	If we fail to manage our technical operations infrastructure, our customers may experience service outages and delays, which may adversely affect our business.
•	We may not have exclusive control over the distribution of cash from any operators that we may acquire in the future and may be unable to cause all or a portion of the cash of such operators to be distributed to us.
•	If we acquire an operator that has made submission and reporting errors prior to our acquisition, we may be liable for such errors that may have a material adverse effect on our business.
•	If any executive officers or key personnel of operators we may acquire are unable to assist with the transition of operations and customers, our business may be adversely affected.
•	Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.
•	War, terrorism, other acts of violence or natural or manmade disasters may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of software and customer service, and could have a material adverse impact on our business, results of operations, or financial condition

Risks Related to our Industry

•	Economic conditions, particularly in Italy and Europe, that have an adverse effect on the gaming industry may have an adverse effect on our results of operations.
•	Intense competition in the leisure gaming industry may adversely affect our revenue and profitability.
•	We expect that competition from internet gaming will continue to grow and intensify in the United States.
•	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. In addition, changes in laws and regulations with respect to the gaming industry, and the application or interpretation of existing laws and regulations applicable to our operations may have a material adverse effect on our business, financial condition and results of operations.
•	Regulators at the federal and provincial level in Italy are monitoring and restricting the issuance and renewal of gaming licenses which could have an adverse effect on our growth.
•	We might be required to acquire additional location rights under our licenses or acquire operators that have existing location rights under their licenses in order to remain in compliance with laws that are required to operate in Italy. Our inability to acquire such additional location rights or operators or any restrictions from using our Austrian license to operate in Italy, could result in an adverse effect on our operating results.
•	Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties and may adversely affect our operations.
•	We may become the subject of Italian federal and provincial investigations in the future and our business may be adversely affected.
•	Our current operations are international in scope and we are planning further geographic expansion, creating a variety of potential operational challenges.
•	We face exposure to foreign currency exchange rate fluctuations that could harm our results of operations.

Risks Related to Ownership of our Securities

•	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
•	Future sales of shares of our common stock or the perception in the public markets that these sales may occur, may depress our stock price.
We may issue additional shares of common stock and preferred stock without stockholder approval, which would dilute the current holders of our common stock. In addition, the exercise or conversion of currently outstanding securities would further dilute holders of our common stock.
•	The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.
•	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
•	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.
•	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.
•	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
•	Our certificate of incorporation has an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain actions against the Company.
•	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.
•	An active trading market for our common stock may not be maintained, or we may fail to satisfy applicable Nasdaq Capital Market (“Nasdaq”) listing requirements.
•	The warrants that we issued in our 2020 public offering are speculative in nature and have certain provisions that could deter an acquisition of our company.

PART I.

Item 1. BUSINESS

Company Overview

We are a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”) through our subsidiary, Odissea Betriebsinformatik Beratung GmbH (“Odissea”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through our distribution channels described below. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our subsidiary, Virtual Generation Limited (“Virtual Generation”). The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a business-to-business (“B2B”) basis, including expansion through Europe, South America, South Africa and the developing market in the United States. We also generate service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, Bookmakers Company US, LLC d/b/a U.S. Bookmaking (“US Bookmaking”). We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

The Platform is certified by the Agenzia delle Dogane e dei Monopoli (“ADM”), the Malta Gaming Authority (“MGA”) in Malta and Gaming Laboratories International (“GLI”) and is owned by our Odissea subsidiary. The software architecture was developed and built on the latest Microsoft.Net Core framework, supporting both online customer gaming accounts as well as land-based bet processing capability with multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) backed by a real-time customer relationship management (“CRM”) and business intelligence (“BI”) program for streamlined cross-platform marketing as well as a synchronized financial accounting processes. Data is communicated directly to on-the-ground sales and marketing agents that manage and maintain both our online and land-based retail distribution. The Platform allows our independent B2B customers to (i) rapidly and effectively model their gaming businesses and manage gaming accounts, (ii) monitor and analyze performance on an ongoing basis, (iii) share dashboards, and (iv) generate management reports all within a fully integrated solution. In addition, our clients can use the built-in business intelligence modules to evaluate actual performance and leverage insights from analytics to make informed, timely decisions to drive future business. The unique ’shop-client’ architecture of the Platform is to our knowledge a one-of-a-kind solution in the leisure betting industry. Elys was built around the specific needs of leisure betting operators and proven through our existing Multigioco distribution throughout Italy.

Our intention is to focus our attention on developing and expanding the U.S. market. We currently provide gaming services in the U.S. market on a B2B basis via our recently acquired subsidiary , US Bookmaking, in certain licensed states where we offer bookmaking and platform services to our customers and recently expanded our operations is Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C., and have recently entered into an agreement to provide services with another location in Washington, D.C. In addition, in March 2022 we commenced operations with Ocean Resort Casino in Atlantic City, New Jersey. Our penetration into the U.S. market is significant as we have demonstrated that we can provide our bookmaking and platform services to both smaller retail locations and large casino operators using the same technology and platform base for all potential customers with minimal modification required to our operating systems and bookmaking services, which is extremely cost effective.

We provide our gaming services in Italy through our subsidiary, Multigioco Srl (“Multigioco”), which operations are carried out via both land-based or online retail gaming licenses regulated by the ADM that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Our Austria Bookmaker license that was regulated by the Austrian Federal Finance Ministry (“BMF”) permitted us to operate online sports betting in certain European jurisdictions through our subsidiary, Ulisse GmbH (“Ulisse”), under the free-trade principles incorporated within bilateral Intra-EU trade agreements that refers to all trade, including e-commerce transactions in most goods, services and products between member states of the European Union (“EU”). Since the majority of Ulisse Data Transmission Centers (CTD) locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during Q2-2021. Management decided during the fourth quarter of 2021 to focus all of its attention and technical resources on developing the significant opportunities and new business leads in the U.S. market. After careful consideration of the potential of developing gaming operations in the Austrian and other European markets, management decided to let the Austrian license lapse, which resulted in a license impairment charge of $4,827,914.

In Italy, our gaming products and services are offered to customers throughout the following three distribution channels:

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

We currently service approximately 100,000 online user accounts and an indeterminate number of walk-in customers at a combination of the three types of venues: approximately 1,300 web-shops, 8 corners and 1 land based shop.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the year ended December 31, 2021, transaction revenue generated through our subsidiaries Multigioco and Ulisse consisted of wagering and gaming transactions income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through Multigioco and Odissea.

In the USA we operate as a B2B, the same as the “Corner or Punto Sportivo”. We are licensed to operate in several regulated states including Washington, D.C. (District of Columbia) and New Jersey. The locations oversee the wagers and paying out winnings and use our technology and support for the bookmaking services and our operating platform. We earn revenue generated from the use of the Platform as well as a share of the Net Gaming Revenue (NGR).

Organizational Structure

Our operations are carried out through three geographically organized groups: (i) operational groups based in Europe and administrative offices headquartered in Rome, Italy and satellite offices for operations administration and risk management trading in Naples and Teramo, Italy and San Gwann, Malta, as well as Las Vegas, Nevada for U.S. operations; (ii) a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and (iii) a corporate group which is based in North America and maintains an executive suite in Las Vegas, Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

Our Strategy

Our goal is to expand our market presence by expanding our penetration into the U.S. market, entering new foreign markets while at the same time further penetrating the Italian and additional European markets. We expect the U.S. market and other new markets, such as Canada and Africa, to be a large source of our future growth, in particular, the U.S. market is one where we intend to offer the use of our Platform to existing commercial and tribal casinos, retail betting operators and franchise enterprises.

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

  Market Momentum. We believe that our unique multi-channel designed Platform is gaining momentum in the Italian leisure betting market also thanks to our comprehensive retail shop-client application with integrated gaming account management functionalities and business intelligence modules. We currently have approximately 100,000 online user accounts and an indeterminate number of walk-in customers through the three existing distribution channels: mobile/desktop web sites, 1,000 web-cafés (or “web-shops”), and 7 corners.

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

  Growing Industry. Online gambling is growing in popularity. Gamblers worldwide increasingly prefer Internet and mobile channels for their betting activities due to the ease of access offered and safety provided. Extensive usage of digital processes and growing bettor demand is driving the market for online betting platforms. Recent liberalization and state-by-state legislation in the United States has resulted in new opportunities in the United States sports betting market. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers. As of March 2022, twenty-six jurisdictions (including the District of Columbia) have some form of legal sports betting available. Nine others, including Washington and North Carolina, have authorized legal sports betting but not yet launched their market.

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

Mergers and Acquisition in the Global Gaming Industry.

Mergers and Acquisition in the Global Gaming Industry. In an effort to scale and grow the business, we intend to evaluate potential acquisitions that can be easily integrated into our business. The global gaming industry is still very much fragmented. There have been a significant number of noteworthy consolidations such as: (1) The Stars Group/SkyBet (July 2018) and CrownBet/William Hill Australia (April 2018); (2) Paddy Power/Betfair (February 2016) and with Stars Group (April 2020); (3) GVC/BWIN Ladbrokes/Coral (March 2018), and (4) in gaming machine and lottery concentration (IGT/GTECH (April 2015); as well as others such as Pollard/Innova (July 2017); NYX Gaming Group/Scientific Games (January 2018), which we believe provide us with an opportunity to capitalize on the acquisition of smaller operators forced to compete against newly formed larger players. In addition to the above, and specifically in the U.S., we observed consolidations and acceleration of gaming operators acquiring sports betting technology providers like (1) DraftKings acquiring SBTech (April 2020; (2) Caesars Entertainment acquiring William Hill (September 2020); and (3) Bally’s Corporation acquiring Bet.Works (November 2020) which strengthens our position as one of few remaining, truly independent sport betting providers in the market.

Further Penetration in the Italian Market

•	Acquisitions of Smaller Operators.

Government legislated consolidation of the regulated Italian lottery and gaming market have driven smaller regional operators in Italy to our licensed brand “New Gioco”TM in both the online and land-based sales channels. The Italian regulated gaming market is the largest in the EU and is extremely fragmented. Recent new regulations in Italy have made it more difficult for smaller regional operators throughout Italy to operate and we believe that our innovative and cost-effective Platform is an attractive alternative for such smaller regional operators throughout Italy that will not be able to maintain the new standards set out by the Italian regulator on their own.

•	Organic Growth.

The Italian online gaming market continues to drive substantial growth in our core operations. From January 1, 2021 through December 31, 2021, we increased the number of registered online accounts to over 100,000 players and webshop locations we operate in Italy from approximately 1,200 to approximately 1,300 and believe that there is ample room for continued growth in the Italian market.

Expansion and New Markets

Developments in the U.S. Market

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

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a business-to-business-to-consumer (“B2B2C”) basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. In September 2020, our retail sports betting solution obtained Gaming Laboratories International (“GLI”) certification allowing our technology to be ready for deployment in the U.S. land-based gaming segment. Furthermore, we have analyzed the technical specifications checklist supplied by GLI to verify that coding in our online product meets the functional specifications set forth in the GLI-33 standards GLI’s technical standard for event wagering systems). We believe that our online Platform currently meets the majority of the GLI-33 certification standards and we expect to be in a position to send our digital software to GLI for certification in 2022. Upon obtaining GLI-33 certification and obtaining regulatory approvals to operate in the digital segment, we also expect to be well-positioned to commence processing online sports bets in the U.S. on a B2B2C basis through our Platform.

As part of our multi-year business growth strategy, during 2021 and 2020 we made significant investments for expansion into the U.S. market with the acquisition of US Bookmaking, the acquisition of operating licenses and customers in Washington, D.C. and New Jersey and GLI-33 certification of our Platform, professional services, trade show marketing and brand promotion to enter and then to build a foundation aimed at accelerating our U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized US-based headquarters.

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

Payment channels for both deposit and withdrawals online are as set forth below:

•	Player indirect – meaning that the player makes a deposit indirectly to their gaming account through a licensed agent (such as a cash deposit to their gaming account at a web-shop counter (e-credit to player account)).

•	Player direct – meaning that the player makes a deposit directly to their own gaming account through one or more of the following methods:

  Credit card;
  ATM/debit card;
  Bank wire
  Postal money order; and
  E-wallet or e-credit transfer.

Payment channels for both play of wagers and settlement of winnings at the land-based or retail agency or corner counter is as follows:

•	Player direct – meaning that the customer pays for the wager in cash and accepted debit or credit cards.

We currently employ a customizable client-focused and cost-effective “hands-on” method, rather than a “general approach” to our Platform design with the goal of empowering our player-facing customers, agents and employees to enhance the players’ experience by allowing personalized dashboard design and customer care for all customer call-ins to our service agents. We believe that this strategy has been highly effective in the Italian retail betting market and has been instrumental in increasing our revenues, net earnings and player retention.

Gaming Product Offerings

Our online sales channel (websites and web-shops) in Italy offers a full suite of gaming products that can be played in both real-money or free-play modes which include:

•	Sports Betting: Considered the largest and most well-known industry segment offering both pre-match and live in-game betting events on a wide variety of sports.
•	Online Casino: includes the following:

•	Traditional Online Slot Games: Automated (using random number generated (“RNG”)) casino games and slot machines.
•	Traditional Online Table Games: Table games such as roulette, blackjack and baccarat.

•	Poker: Texas Hold’em and Omaha in both cash and tournament formats.
•	Bingo and Skilled and Interactive Games: Games that are programmed with a random number generator to ensure constant fairness for all parties. These games include card games such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump).
•	Virtual Sports Betting: Various computer generated sport and racing events that are programmed with an RNG
•	Horse Racing: Live track horse racing events.

Our land-based customer locations generally offer only sports betting, and may also carry virtual sports betting and horse racing in Italy.

Current Markets, Other Services and Facilities

In addition to complementing gaming offerings originally provided by our acquired operators with our Newgioco branding, we intend to add new products and services with the assistance of gaming specialists, software providers and market research professionals. We believe that we can generate additional revenues by establishing more marketing centers and web-shops in Italy and expand our services in restaurants, bars and other similar small businesses across the U.S.

In Italy, we currently service approximately 100,000 online user accounts and estimate that our online user base will continue to further increase based on projections of both organic growth and acquisitions of existing operators. In addition, we also service an indeterminate number of walk-in customers at our physical locations throughout the U.S. and Italy. Subject to licensing requirements in each state, we also expect to increase our penetration in the U.S. and other North American markets in 2022.

Our client’s range in age from ages 18 through 79 and are a mix of 70% male and 30% female. In addition, we separate our revenue source by (a) sports betting, (b) casino and card game betting and (c) poker. Our in-house analysis indicates that sports betting and casino games are more popular than poker and other card games among our customer base. Furthermore, sports betting is our most profitable revenue stream yielding the highest percentage of our gross gaming revenue at 52% of revenues, which is representative of industry metrics when measured by completed sports seasons on a year over year basis. Our second largest source of revenue is currently casino followed by poker. We anticipate a shift in revenue in the future and that our largest source of our future revenue growth will be from B2B2C, which is expected to have the highest gross margin followed by sportsbook, casino and poker.

Our internal analysis further indicates different gaming patterns among our male and female online users. Male players prefer sports-bets, while approximately 10% of them also explore casino and poker. Conversely, female players prefer casino and bingo while approximately 1% try our other games such as poker, sports-betting or lotteries.

Most of our users are currently located throughout Italy, with the highest concentrations in larger centers such as Rome and Naples.

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

In the U.S. we currently generate service revenue from providing our platform and bookmaking services on a B2B basis to retail locations and casino operators in the U.S. market, through our subsidiaries, Elys Gameboard Technologies, (“Gameboard”) and US Bookmaking. We also intend to expand our presence in the U.S. market and are considering expanding our operations to provide a digital solution to customers in the U.S. on a business-to-consumer (“B2C”) basis.

In Italy, we currently generate transactional revenue through collection of bets from sports wagering and gaming from online betting and land-based betting shops located throughout Italy through our subsidiary Multigioco. We also generate service revenue from providing our Platform services to third party operators on a B2B basis through our Odissea subsidiary.

As we increase our customer base in Italy, our handle in our Italian operations reached approximately $574 million by the end of 2020 and $842 million by the end of 2021. In addition, our revenue during the year ended December 31, 2021 included revenue generated by Gameboard consisting of a percentage of net gaming revenues and revenue generated by Virtual Generation consisting of royalties invoiced for the sale of virtual games through authorized agents. We generated revenue of approximately $45.5 million for the year ended December 31, 2021 and approximately $37.3 million for the year ended December 31, 2020, respectively, substantially all of which was generated from revenue from operations or services provided in Italy. For the years ended December 31, 2021 and 2020, net gaming revenues represented 97.7% and 99.6%, respectively, and platform and service revenue represented 2.3% and 0.4%, respectively, of revenue.

Gaming revenues

Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed which is representative of the point in time at which we have satisfied our performance obligation. In addition, we receive commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

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

Our next-generation mobile browser and application based betting solution on our Platform is constantly evolving and being customized for deployment in each specific country market. The mobile solution is dedicated to improving the user experience with respect to sports betting with a unique modular design that allows quick go-to-market with plug-and-play features, we have the ability to tailor the mobile app to each market, including specific look and feel features, while end users quickly get to the desired bet ticket with just a few clicks. The modular architecture design of our mobile platform includes features inherent in the leading-edge Material Design framework developed by GoogleTM in 2014. Material Design is a visual language that synthesizes the classic principles of good design with the innovation of technology and science allowing the flexibility to quickly create new layouts for a variety of both enterprise brands and chain store locations, private brands and applications to add other features such as loyalty rewards for restaurants and cruise lines, push marketing for customer acquisition and retention and importantly, the ability to offer both online and land-based betting distribution under a variety of gaming regulations.

Our Websites

In Italy, we own our branded URL (uniform resource locator) newgioco.it that we operate in accordance with the ADM GAD licensing requirements either directly or through white label websites with online customers, or alternatively, contract the websites to third party agents or promoters operating webskin URLs under the newgioco.it licensed website. Our licensed gaming website, newgioco.it, currently processes live and virtual sports bets and mobile sports betting transactions through our Platform, while online casino and poker are provided under a third-party service provider agreement with Microgame SpA, and lotto products are provided by Lottomatica SpA.

Our gaming websites are tailored for the Italian market and Odissea provides and operates all aspects of our online gaming websites including servers, routers, software development, sportsbook trading, telephone betting, licensing, website hosting, payment solutions, security, and gaming related customer support needs.

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

Our direct sales campaigns aimed at end users and agent-based sales campaigns are offered through white-label pages or webskins that direct gaming transactions through our licensed website newgioco.it. We currently operate eleven such webskins as follows:

● originalbet.it	● timetobet.it
● lovingbet.it	● quibet.it
● tecknogame.it	● fullmatchnew.it
● clubgames.it	● newbetlive5k.it
● gamesmart.it	● guadagnomatematicobet.it
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

As a result of the acquisition of Odissea, we obtained the intellectual property and technical know-how behind our betting Platform.

We also have proprietary rights to a number of trademarks, service marks and trade names used in this Annual Report which are important to our business including “NewGioco”, “OriginalBet”, “LovingBet” and “Elys.”

Research and Development

We are continually updating the Platform and the products that we offer. We incurred expenses in the amount of approximately $2.0 million and $1.7 million for each of the years ended December 31, 2021 and 2020, respectively for research and development. We expect that expenses we incur for development and improving our betting software to be continuous recurring research and development expenses.

Industry Overview

See the section entitled COVID-19 Update found elsewhere in this Annual Report for additional information regarding the impact of the COVID-19 pandemic on our industry.

Overview of the US Gaming Market

In May 2018, the U.S. Supreme Court ruled that the national ban on sports betting (PASPA) was unconstitutional, paving the way for states to enact laws authorizing sports gambling.

The future of sports betting in the United States remains very promising for future years. Despite the sudden COVID-related suspensions of nearly all sports from March to early summer of 2020, the first two years since the repeal of PASPA still saw growth for legal sports betting, both in terms of market expansion in legal states and new legislation paving the pathway to regulated sports betting in additional jurisdictions.

As of February 2022, twenty-six jurisdictions (including the District of Columbia) have some form of legal sports betting available. Nine others, including the states of Washington and North Carolina, have authorized legal sports betting but not yet opened their market. Larger markets such as California and Texas remain uncertain at this time.

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

Overview of the Global Leisure Gaming Market

The easing of government regulations on sports betting is expected to be a primary growth driver for the global online gambling market. We believe that the tax revenue in addition to increase in employment opportunities derived from online gambling will motivate governments around the globe to legalize online gambling

The global online gambling market is gaining popularity in Europe, the Middle East and Africa (EMEA) because online sports betting sites generate substantial revenues for governments. Their significant contribution to national revenues is encouraging several countries to legalize online gambling.

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

Certain key vendors in the global online gambling market are:

● Bet 365 (Hillside Group);	● bet-at-home.com;
● The Stars Group (formerly Poker Stars);	● GVC Holdings;
● Paddy Power Betfair;	● Ladbrokes Coral Group:
(now merged with Stars Group);	(now merged with GVC Holdings);
● DraftKings;	● GAN Limited
● 888 Holdings;	● IGT/GTECH Lottomatica SpA, and
● William Hill;	● Kindred (Unibet Group).

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

We face direct competition in Italy from established online gaming sites including:

  Lottomatica S.p.A.: large gaming operating with a range of products and services from online casinos, sport betting and gaming machines;
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

Government Regulations

We conduct business in a number of jurisdictions, of which Italy has historically contributed the most significant recurring gaming revenue, while our Virtual Generation subsidiary operates as a vendor or supplier to the gaming industry in such other jurisdictions. We are subject to various government regulations in the jurisdictions in which we currently operate or intend to operate in as set forth below. Current and future laws and regulations may impede the growth of regulated online and land-based gaming and wagering. Any noncompliance with the various laws and regulations that our operations are subject to may harm our business and results of operations.

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

The Monti and Bersani licenses provide distribution authorization to operate both Negozio Sportivo (agency) and Punto Sportivo (corner) land-based establishments as well as GAD online (web-based) distribution. Land-based Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is expected to be called for renewal tender between 2022 and 2023, to match up with the limited number of Comunitaria Series GAD licenses which expired in 2021.

We currently hold, through our Multigioco subsidiary, three gaming licenses upon which our business is dependent: (i) a Bersani license, (ii) a Monti license, and (iii) a GAD license. Our Italian Bersani, Monti and GAD licenses are issued by the ADM. Each Italian license is typically valid for a term of nine years which can be terminated if we fail to comply with required regulations in each country. The renewal process for the Bersani license and Monti license, is a call to tender auction process held at the same time for all licensees approximately once every nine years with the highest bidders being awarded not only licenses but rights to operate a certain number of land-based locations. In addition, the maximum number of land-based license rights that any one operator may bid on at auction is 20% of the total market being auctioned.

Each of the Bersani and Monti land-based licenses allow us to offer specific gaming products through physical retail locations that require one license right per each physical location. The rights granted under the Bersani and Monti licenses are not fixed to any specific physical location and can be moved at the discretion of the licensee to any physical address so long as the physical address has a police issued municipal license (as prescribed by article 86, paragraph 3, of the Italian Unified Text of Public Security Law (TULPS)) to sell gaming products and so long as the physical locations meet the ADM requirements, most of which are zoning requirements that require that the location is situated at a minimum distance from schools, churches and ATM’s and banks. Multigioco currently holds one land-based Bersani license with seven corner location rights that was issued to it in 2006, and one land-based Monti license with three agency location rights that was issued to it in 2010. Each of the Monti and Bersani licenses held by Multigioco expired in 2016. Although both of these land-based “concession” series of licenses expired for all Italian licensed operators in 2016, the ADM has granted a letter of authority which permits us to continue our land-based operations in Italy until the government holds the next organized auction for the renewal of licenses, which is expected to take place between 2022 and 2023.

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

An online account allows a player to fund an account through a variety of electronic payment channels such as credit cards, ATM/debit cards and bank wires. The GAD license allows us the opportunity to open an unlimited number of web-shops and to close any of the web-shops that we open in our sole discretion. We currently operate approximately 1,300 web-shops throughout Italy. Our GAD license expired on June 15, 2021 and can be renewed provided that we have not violated any regulations. Although we believe that we will be able to renew this license through a tender notice process, no assurances can be given that the renewal will be timely, if at all.

Our Italian licenses could also be terminated if we fail to comply with required regulations in Italy.

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

Ulisse held one Austrian bookmaker license that was issued in June 2018 which had no termination date but could be terminated or cancelled by the regulator if Ulisse had failed to comply with any regulations. In accordance with established inter-European business principles that permit the formation and operation of business within EU state members, we previously operated gaming websites and 110 CTD retail locations in Italy under our Austrian bookmaker license. All 110 CTD retails locations were closed for the greater part of 2020 due to the COVID-19 restrictions. Management decided during the fourth quarter of 2021 to focus all of its attention and technical resources on developing the significant opportunities and new business leads in the U.S. market. After careful consideration of the potential of developing gaming operations in the Austrian and other European markets, management decided to let the Austrian license lapse and acquired the Ulisse customer relationships through Multigioco, operating under the Multigioco licenses and platform.

United Kingdom and European Union

The United Kingdom and certain EU countries, such as Germany, France, Spain and Greece, have enacted online gaming laws and regulations. To the extent that we operate in any of these jurisdictions, our operations will need to be in compliance with the laws and regulations of such jurisdiction.

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

Human Capital Resources

As a multinational company our business success is dependent upon our global workforce which spans five countries. As of December 31, 2021, we employed 1 person directly located in Canada, and 5 people in the United States and engaged 5 persons as independent contractors, while our subsidiaries Multigioco employed 46 full-time employees and 1 part time employee located in Italy, and approximately 11 independent contractors and sales agents, Odissea employed 18 full-time employees located in Austria, Ulisse employed 1 full-time employees and Virtual Generation employed 1 full time employees between Italy, Malta and its international offices. Approximately 19% of our employees are part of our technology team and 81% are involved in finance, general management and other administrative functions. In July 2021, we acquired US Bookmaking that has 16 employees based in Las Vegas, Nevada. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be very good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully. Our recruitment programs are regionally focused, and hiring is done at a local level to ensure compliance with applicable regulations.

We also offer our employees a compensation packages with premier health and welfare programs for employees and family members. In addition, every employee is eligible for equity awards to share in the Company’s financial success. Our paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

In early March 2020, we implemented a safe work plan to protect the health of our employees in response to the COVID-19 pandemic, including closing our administrative offices. We had encouraged most of our employees to work from home, and we implemented health and safety protocols in our administrative offices to ensure that we are ready for the safe return of our employees to our offices, in order to ensure the success of our employees during the shift to remote work, we developed training resources for managers to ensure they had the proper skills to lead remote teams and provided training to employees on how to be effective while working remotely.

Most of our employees have returned to our workplaces during the second and third quarter of 2021 as local government restrictions were eased. We allow employees to work from home where circumstances warrant it and anticipate that we will continue this policy in the foreseeable future.

COVID-19 Update

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

During Q2 2021, management decided to close our Ulisse operations in Italy due to the uncertainty at that time of the duration and scope of the COVID-19 outbreak, while focusing investments on growing our U.S. market and the more familiar Multigioco brand, the result of which management believes has reduced the complexity and improved the efficiency of our gaming operations in Italy.

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

We currently maintain an executive suite situated at 107 East Warm Springs Road, Las Vegas, Nevada, 89119, and the offices of our wholly-owned subsidiaries are located in Canada, Italy, Malta, Colombia and Austria (See Part I, Item 2. Properties). Our current subsidiaries include: Multigioco Srl (acquired on August 15, 2014), Ulisse GmbH and Odissea Betriebsinformatik Beratung GmbH (both acquired on July 1, 2016), Virtual Generation (acquired on January 30, 2019), Newgioco Group, Inc. (Canada) formed on January 17, 2017 for potential future operations in Canada, Elys Technology Group Limited, a company organized under the laws of Republic of Malta on April 4, 2019 for future business opportunities in Europe, Newgioco Colombia SAS, a company organized under the laws of Colombia on November 26, 2019 to develop our operations through South and Central America, Gameboard, a limited liability company organized in the State of Delaware, on May 28, 2020 to develop our U.S. business operations and US Bookmaking, a company organized under the laws of Nevada, acquired on July 15, 2021. Our prior subsidiaries included Rifa Srl from January 1, 2015 that was amalgamated into Multigioco with effect on January 20, 2020 and Naos Holding Limited a non-operating holding company from January 30, 2019 that was discontinued with effect on December 31, 2019. Our telephone number is 1-628-258-5148. Our corporate website address is www.elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities.

We have proprietary rights to a number of trademarks, service marks and trade names used in this Annual Report which are important to our business including “New Gioco”, “OriginalBet”, “LovingBet” and “Elys”. Solely for convenience, the trademarks, service marks and trade names in this Annual Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

Available Investor Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended. We make available through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at www.elysgame.com. You can also request copies of such documents by contacting us at 1-628-258-5148 or sending an email to investor@elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that website is www.sec.gov.

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

The outbreak and spread of COVID-19 and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak had caused the closures of physical locations throughout Italy where we provide our gaming services. Although most major sporting events and leagues have recommenced, the suspension of professional sports competitions throughout the world negatively impacted our ability to offer sports gaming products, and COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown, especially in light of potential subsequent waves or new strains of the virus. Our revenue depends on the continuation of major league sports and other sporting events, and we may not generate as much revenue as we would have without the cancellations or postponements that occurred in the wake of COVID-19.

In response to the spread of COVID-19 as well as guidance from public health directives, and orders of national and local government and health authorities, we had implemented work-from-home policies to support community efforts to reduce the transmission of COVID-19 and protect employees. We implemented a number of measures to ensure employee safety and business continuity. Business travel was suspended, and online and teleconference technology was and still is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies had negatively impact productivity, disrupted our business and delayed our progress in implementing our business plan and our ability to conduct our business in the ordinary course. Our operations have mostly resumed normal operations within local government guidelines.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 outbreak may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of any future outbreaks, additional travel restrictions and the reimplementation of social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could continue to impact on our business.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history with respect to our gaming operations upon which you can evaluate our prospects and our potential value. We began our gaming operations in 2014, when we completed the acquisition of Multigioco, a corporation organized under the laws of the Republic of Italy, which is now our wholly owned subsidiary and was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers. The subsidiary that owns our Platform, Odissea, was acquired by us along with our Austrian bookmaker subsidiary, Ulisse in June 2016. In January 2019, we acquired Virtual Generation, a company that owns and has developed a virtual gaming software platform and we acquired US Bookmaking in July 2021. In addition, we commenced processing sports bets in the U.S. on a B2B basis in Washington D.C. in October 2021. Therefore, it is difficult to evaluate our business. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in which we operate.

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2021, we had a net loss of $15.1 million after an intangible impairment charge of $17.4 million and a revised contingent purchase consideration credit of $11.9 million and a net loss of $9.9 million after an intangible impairment charge of $4.9 million for the year ended December 31, 2020. As of December 31, 2021, and 2020 we had accumulated deficits of $48.2 million, and $33.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.

We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. We continue to embark on an aggressive roll out of our operation in the U.S. market over the next twenty-four months and anticipate that we will need cash of approximately $10 million to $15 million to execute this successfully and to fund our increasing working capital requirements. Accordingly, we will need capital to implement our business plan, and may seek to finance operator acquisitions and development projects through bank, debt or equity financings. Disruptions to financial markets or other challenging economic conditions may adversely impact our ability to complete any such financings or the terms of any such financings may be unacceptable or unfavorable to us. To the extent that we issue equity securities in connection with our proposed acquisition, our current stockholders will experience dilution of their holdings. To the extent we incur debt, we may be subject to restrictive covenants that impact our ability to conduct our business. We can provide no assurance that we will be able to obtain financing necessary to implement our business plan or that any such financing will be on terms acceptable to us. not be sufficient to fund existing operations over the next twelve months from the date hereof.

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

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

Risks Related to our Business

If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted, and it could result in the impairment of the carrying value of a substantial portion of our assets.

Our ability to generate revenue from gaming operations in Italy is dependent upon our ability to maintain our Italian online and land-based licenses. We currently hold three gaming licenses upon which our business is dependent: a Bersani license, a Monti license, and a GAD license. Each of the three licenses that we hold can be terminated by the regulator at any time if we fail to comply with their regulations. In addition, our GAD license that was issued to Multigioco in 2011 is up for renewal in 2022 and our Bersani and Monti land-based licenses that provides rights to seven corners and three agencies is currently up for renewal at such time as the ADM should determine (which is expected to occur between 2022 and 2023). Insofar as the renewal process for licenses is conducted through a call to tender auction process, there is no guarantee that we will be the highest bidder at auction and therefore there is no guarantee that our licenses or location will continue to operate. In addition, although our software is currently certified for use in Italy and in the U.S. for land-based application, any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify. We have also obtained our first U.S. based license from the Office of Lottery and Gaming in the District of Columbia. If we are unable to renew our licenses or obtain new licenses or software recertification, our business would be materially adversely impacted, and we may need to impair the carrying value of a substantial portion of our assets.

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

Our retail leisure betting business, website and web-shops operate in an industry that is subject to:

rapid technological change;
•	the proliferation of new and changing online gaming sites;
•	frequent new product introductions and updates; and
•	changes in customer preferences and demands.0

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

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies, such as our acquisition of Virtual Generation and US Bookmaking. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include:

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

Our current expansion strategy, which includes expansion through Virtual Generation in the various countries in which it operates and in the United States through the use of our Platform certifications, may be difficult to implement because the licensing and certification requirements to operate in the United States are complex and other countries are currently indeterminable.

Our current expansion strategy includes soliciting existing licensed operators in the United States offering sports betting in states that allow sports betting to use our Platform. Furthermore, we have analyzed the technical specifications checklist supplied by GLI to verify that coding in our online product meets the functional specifications set forth in the GLI-33 standards (The Gaming Laboratories International technical standard for event wagering systems). In September 2020, we obtained GLI-33 certification on our land-based sports betting platform and commenced processing sports bets in the U.S. on a B2B basis in Washington D.C. in October 2021. We also began the process of licensing our platform in other States that allow sports betting. However, before being able to commence operations in any state we will be required to obtain licenses and other governmental approvals and there can be no assurance that we will be able to do so. Each state has its own approval process and approval in one state does not guarantee approval in any other state. We also intend to expand our operations through Virtual Generation in the various countries in which it operates; however, to date we have not had operations in most of those countries and there can be no assurance that our expansion in those countries will be successful.

We depend upon our officers and other key employees. Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.

Our future operations and successes depend in large part upon the continued service of our officers and other key employees. Changes in our management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel all of whom provide our strategic direction. Any failure to retain our key management could negatively affect our ability to recruit and retain personnel. We do not carry key person life insurance on any of our senior management or other key personnel. In addition, several members of our key management personnel are Canadian and Italian citizens. If they become unable or ineligible to legally travel to and work in the United States, their ability to perform some of their duties for our company could be materially adversely affected.

We must hire highly skilled technical personnel as employees and/or as independent contractors in order to develop our products. As of the date of this Annual Report, we have 97 employees and 16 independent contractors. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel, we need to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We increased our number of full-time and part-time employees from 15 as of August 15, 2014 to 97 as of December 31, 2021 as we have expanded our operations, completed additional business acquisitions and experienced growth in number of customers and operators. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In order to remain competitive, we must continue to invest in research and development. During the years ended December 31, 2021 and 2020, we spent approximately $2.0 million and $1.7 million for research and development, respectively, this R&D is mainly compromised of salary and wages at Odissea our platform supply company and a third party vendor, Engage IT. This company is creating a custom-made platform for us which will make us industry leaders in the market. We have made and expect to continue to make significant investments in development and related opportunities, such as our acquisition of US Bookmaking, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

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

We derive significant revenue from the use of our websites and Platform. In the past, we have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our Platform. As we transition to larger infrastructure and pursue geographic expansion, we may experience interruptions, delays and outages in service and availability, and we may experience a decline in our gross gaming margin in the near term reflecting the costs of this transition.

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

If we acquire an operator that has made submission and reporting errors prior to our acquisition, we may be liable for such errors that may have a material adverse effect on our business.

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

The majority of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the Securities and Exchange Commission (the “SEC”) and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Violations or allegations of non-compliance with any such laws or regulations may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Our business operations are currently concentrated in a single industry and largely in one geographic area (Italy) that is affected by international, national and local economic conditions. A downturn in the overall economy or economy in a specific region such as Italy or a reduction in demand for gaming in such area, may have an adverse effect on our financial condition or results of operations. We cannot predict the effect or duration of an economic slowdown in Italy or in the gaming industry, or the impact such slowdown may have on the demand for our leisure gaming products and services. If economic conditions deteriorate our consumers will have less disposable income to spend on wagers and our business may be adversely affected.

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

We intend to expand the use of our Platform in the United States; however, that will be dependent upon changes in legislation and our ability to obtain licenses and other regulatory approvals and we expect that we will face increased competition from other leisure betting operators as the potential for legalized internet gaming continues to grow. Several states in the United States are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department’s (“DOJ”) December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. In addition, the recently revised DOJ opinion on the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) and competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our products and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic customers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law. If we are unable to execute our U.S. strategy, anticipate, react to or penetrate the U.S. market in a timely manner, our competitive position could weaken, which could adversely affect our business and results of operations.

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

We might be required to acquire additional location rights under our licenses or acquire operators that have existing location rights under their licenses in order to remain in compliance with laws that are required to operate in Italy. Our inability to acquire such additional location rights or operators could result in an adverse effect on our operating results.

Rights to land-based licenses and online licenses are only distributed during infrequent license renewal auctions held by the ADM. Since June 30, 2016, the last renewal date that passed, the ADM has postponed the renewal auction and imposed a moratorium on the issuance of new sports betting licenses and the standardization of regulations in Italy. The outcome of ongoing proceedings in the European Court of Justice regarding the application of Italian regulations for wagering under the Intra-EU model remains pending. In the Interim, the ADM is delaying the Italian license renewal process. As such, the ADM has temporarily instituted operating authorizations for pre-2016 concessions that allow operators, including Multigioco to continue to operate until the next license renewal is announced and concluded. The outcome and duration of this process is presently unknown. No assurance can be provided that our gaming website and locations of any particular operator we have acquired or that we may acquire in the future will be permitted to operate or that we will be able to acquire additional operators and increase our client base.

Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties and may adversely affect our operations.

A major component of the regulatory environment is the interpretation of winnings and tax calculation procedures established by the US and Italian gaming regulators. Inaccurate or unsupportable submissions, inaccurate records for gaming coin-in or handle (turnover), client data and erroneous winning claims could result in inaccurate revenues being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also be required to refund a portion of the revenue that we have received which, depending on its magnitude, may damage our reputation and relationship with regulatory agencies and may have a material adverse effect on our results of operations or cash flows.

The ADM in Italy conducts weekly account audits and sweeps for taxes in addition to random onsite inspections for online connection to the ADM network as well as searches for nefarious programming or routers which can alter the reporting requirements of the ADM. It is possible that our acquired Austrian operator, that did not hold a domestic Italian license and was operating under inter-European business principles, could receive letters from ADM auditors requesting the payment of fines for alleged violations and errors. As such, we will incur expenses associated with responding to and appealing such requests, as well as the costs of paying any shortfalls in addition to the possible fines and penalties. Demands for payments can also occur even if an operator is acquired by means of an asset transfer. Our inability to dispute demands or pay requests for underpayments may have a material adverse effect on our financial condition and results of operations.

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

We currently have an office location in Canada, business operations and office location in the United States and business operations and offices in Europe and intend to open additional offices in other countries. If we expand in the future, our offices, personnel and operations may be further dispersed around the world. In connection with such expansion, we may face a number of challenges, including costs associated with developing software and providing support in additional languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these challenges could negatively affect our business and results of operations.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. Our closing share price on January 4, 2021 was $5.38 with a high closing price of $7.21 and a closing share price on December 31, 2021 of $2.72. These fluctuations do not appear to be based on any business fundamentals. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of war in the Ukraine has caused broad stock market and industry fluctuations. The stock market generally and the market for gaming companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our securities;
•	our ability to obtain financings to implement our business plans, including the acquisitions of operators;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
•	our ability to attract new customers;
•	the continued impact of COVID-19;
•	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	our inability to successfully manage our business or achieve profitability;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
•	market conditions or trends in the gaming industry; and
•	other events or factors, many of which may be out of our control.

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

Our Board of Directors (the “Board”) has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances would dilute our stockholders’ ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We currently have limited analyst coverage. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if we should have analyst coverage and one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

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

Gilda Pia Ciavarella, the spouse of our Executive Chairman of the Board is the beneficial owner of 4,728,478 shares of our common stock and therefore our Executive Chairman is deemed to beneficially own approximately 23.8% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report. As a result, Ms. Ciavarella, has the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets and the ability to control the management and affairs of our company. In addition, other members of our senior management team beneficially own 2.9% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this Annual Report. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company maintains an executive suite located at 107 East Warms Springs Road, Las Vegas, Nevada, 89119, and a Canadian office at 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada. The Company pays $5,000 per month for the offices situated in Las Vegas, Nevada and approximately $289 per month for an office situated in San Francisco, California and pays no rent for the offices situated in Toronto, Ontario.

Our subsidiary Multigioco rented office space on a year-by-year basis located at Via Macchia dello Sterparo 31, Frascati, Rome, for approximately $2,722 per month. With effect from February 15, 2022, the lease was terminated and a new lease was entered into at Villa Cavalletti, Via Maggio 73, Grottaferrata, Rome at a monthly rental of approximately $11,200 per month. The office is used primarily for administrative functions. There are no gaming operations carried out at this office.

Our subsidiaries Ulisse and Odissea rent office space on a year-by-year basis at Salurnerstrasse 12 – 6020, Innsbruck, Austria and pay approximately $1,430 and approximately $1,700 per month, respectively. The offices are used primarily for administrative functions. There are no gaming operations carried out at this office.

Our subsidiary Virtual Generation shares an office space for 1 employee with our customer service provider in Malta situated at Level 2, Farrugia Building, 9, St., Michael Street, San Gwann, Malta.

We believe that our current office spaces are adequate and suitable for our anticipated needs, and those of our subsidiaries, and that suitable additional space will be available at commercially reasonable prices as needed.

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

Please see the section captioned "Risk Factors" for more information and risks related to ownership of our securities

Shareholders

As of April 14, 2022, there were an estimated 48 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Transfer Agent

The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc. Its address is 14673 Midway Road, Suite #220, Addison, Texas 75001 and its telephone number is (972) 612-4120.

Description of our securities

Common Stock

As of April 14, 2022, 23,674,277 shares of our common stock were issued and outstanding, which were held by 48 holders of record.

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

Each share of our common stock entitles the holder to receive notice of and to attend all meetings of our stockholders with the entitlement to one vote. Holders of common stock are entitled, subject to the rights, privileges, restrictions and conditions attaching to any other class of shares ranking in priority to the common stock, to receive any dividend declared by the Board. If our company is voluntarily or involuntarily liquidated, dissolved or wound-up, the holders of common stock will be entitled to receive, after distribution in full of preferential amounts, if any, all the remaining assets available for distribution ratably in proportion to the number of shares of common stock held by them. Holders of common stock have no redemption or conversion rights. The rights, preferences and privileges of holders of shares of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

As of December 31, 2021, we have authorized 5,000,000 preferred shares. We currently have no shares of preferred stock issued and have no plans to issue any shares of preferred stock at present.

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

On December 8, 2021 the stockholders approved an amendment to the 2018 Equity Incentive Plan (Amendment No. 2) to increase by 4,000,000 the number of shares of common stock that may be issued as options, stock appreciation rights. restricted stock, stock units, other equity awards or cash awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	2,766,438	$2.92	3,741,096

Equity compensation plans not approved by security holders	—	—	—
Total	2,766,438	$2.92	3,741,096

See Item 11. - Executive Compensation for additional equity compensation plan information.

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Warrants

As of December 31, 2021, there were outstanding warrants to purchase up to 546,336 shares of our common stock at a weighted average exercise price of $2.66 per share exercisable between May 31, 2020 and August 18, 2025. The warrants provide for adjustment to the exercise price and number of shares of common stock issuable upon exercise of the warrant in the case of any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

Debentures

As of December 31, 2021, we do not have any debentures outstanding.

We issued to the former stockholders of Virtual Generation a non-interest bearing promissory note providing for the payment of (a) an aggregate of €2,392,000 (approximately $2,737,000) in cash in 23 equal and consecutive monthly installments of €104,000 (approximately $119,000) commencing February 2019; and (b) an aggregate of €1,411,000 (approximately $1,615,000) in shares of our common stock in seventeen (17) equal and consecutive monthly installments of €83,000 (approximately $95,000) as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, commencing on March 1, 2019. As of December 31, 2021, we have issued to such former stockholders of Virtual Generation 562,605 shares of common stock, representing payment of €1,411,000 (approximately $1,572,196) under the note.

In addition, pursuant to the terms of the Purchase Agreement that we entered into with Virtual Generation, we agreed to pay the former stockholders of Virtual Generation as an earnout payment in shares of our common stock within one month from the end of the business year 2019 equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by the users through the Virtual Generation platform related to our 2019 fiscal year were at least 5% higher than the amounts of bets made by the users through the Virtual Generation platform related to our 2018 fiscal year. Based on the 18,449,380 tickets sold in 2019 the Virtual Generation sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

Recent Sales of Unregistered Securities.

There have been no recent sales of unregistered securities by the Company during fiscal year ended December 31, 2021, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

Purchases of Equity Securities by the Registrant

None

Anti-Takeover Provisions of Delaware Law, our Certificate of Incorporation and our Bylaws

We are governed by the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	the transaction was approved by the Board prior to the time that the stockholder became an interested stockholder;
•	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
•	at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by the Board and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

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

Our Amended and Restated Certificate of Incorporation and our Bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our Board or management team, including the following:

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

The existence of unissued and unreserved common stock and preferred stock may enable our Board to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management. In addition, the Board has the discretion to determine designations, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock, all to the fullest extent permissible under the Delaware General Corporation Law and subject to any limitations set forth in our Amended and Restated Certificate of Incorporation. The purpose of authorizing the Board to issue preferred stock and to determine the rights and preferences applicable to such preferred stock is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock.

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

Board Vacancies

Our Bylaws authorize only our Board to fill vacant directorships, including newly created seats.

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

Item 6. [Reserved]

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

We currently provide our gaming services in Italy through our subsidiary, Multigioco Srl (“Multigioco”), which operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Management decided to focus its attention on developing the U.S. market for future growth and allowed the Austria Bookmaker license that is regulated by the Austrian Federal Finance Ministry (“BMF”) to be revoked by not renewing required monetary deposits.

We also provide Gaming services in the U.S. market via our recently acquired subsidiary US Bookmaking in certain regulated states where we offer bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. We recently began operation is Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Casino Resort in Atlantic City and commenced operations in the state of New Jersey in March 2022.

Additionally, we are a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”) through our Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the period ended December 31, 2021, transaction revenue generated through our subsidiaries Multigioco and Ulisse consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco and Ulisse, and in the U.S., through US Bookmaking and Gameboard. Since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided, management simplified our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during the second quarter of 2021.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2021 and 2020, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, US Bookmaking. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the year ended December 31, 2021 and 2020, which reflects the operations of US Bookmaking for the five and a half months of the year ended December 31, 2021.

Recent Developments

On November 19, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”) pursuant to which we may offer and sell our shares of common stock (the “Common Stock”), from time to time, through the Sales Agent (the “Offering”). The Common Stock is being offered and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-256815), which was declared effective on June 14, 2021 (the “Registration Statement”). We will pay the Sales Agent a commission for its services in acting as agent in the sale of shares of Common Stock. The Sales Agent will be entitled to compensation in an amount equal to three percent of the gross sales price of all of the shares of Common Stock sold through it under the Sale Agreement. In addition, we will reimburse the Sales Agent for certain expenses, including the fees and disbursements of the Sales Agent’s legal counsel, in an amount not to exceed $200,000 in addition to certain ongoing disbursements of its legal counsel, unless the Company and the Sales Agent otherwise agree. The Sale Agreement will terminate upon the earlier of (1) the sale of all the shares of Common Stock subject to the Sale Agreement or (2) termination of the Sale Agreement by the Sales Agent or us, as permitted therein. We intend to use the net proceeds from the Offering, if any, for general corporate purposes, which may include, among other things, working capital.

On March 28, 2022, we activated the Open Market Sale Agreement we entered into with Jeffries LLC on November 19, 2021 and sold a total of 147,710 shares of common stock for net proceeds of $331,520 after commission of $10,253.

Results of Operations

Results of operations for the years ended December 31, 2021 and December 31, 2020.

The comparisons below include a discussion of our operations for the years ended December 31, 2021 and 2020, which includes the results of operations of US Bookmaking subsequent to its acquisition on July 31, 2021.

Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2021 and 2020. Net Gaming Revenues represents turnover (also referred to as “handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities. Commission and service revenues represent commissions on lotto ticket sales and revenue invoiced for our Platform service and royalties invoiced for the sale of virtual products.

	Years Ended
	December 31, 2021	December 31, 2020	Increase/ (decrease)	Percentage change
Turnover
Web-based	$826,789,619	$505,369,803	$321,419,816	63.6%
Land-based	15,071,218	68,888,592	(53,817,374)	(78.1)%
Total Turnover	841,860,837	574,258,395	267,602,442	46.6%

Winnings/Payouts
Winnings web-based	771,852,252	473,794,175	298,058,077	62.9%
Winnings land-based	12,842,577	56,467,865	(43,625,288)	(77.3)%
Total Winnings/payouts	784,694,829	530,262,040	254,432,789	48.0%

Gross Gaming Revenues	57,166,008	43,996,355	13,169,653	29.9%

Less: Gaming Taxes	12,657,930	6,874,752	5,783,178	84.1%
Net Gaming Revenues	44,508,078	37,121,603	7,386,475	19.9%

Betting platform software and services	1,038,713	144,764	893,949	617.5%

Total Revenues	$45,546,791	$37,266,367	$8,280,424	22.2%

The Company generated total revenues of $45,546,791 and $37,266,367 for the years ended December 31, 2021 and 2020, respectively, an increase of $8,280,424 or 22.2%.

The change in total revenues is primarily due to the following:

Web-based turnover increased by $321,419,816 or 63.6%. The increase was due to the significant number of new online players while the physical betting shops were closed for a significant portion of the current year, only re-opening on June 14, 2021 due to the pandemic. The increase over the prior year was impacted by the temporary shutdown of betting shops in Italy on March 8, 2020 due to COVID-19. This trend has continued with more people relying on using web based platforms to place wagers. The ratio of payouts on online turnover improved from 93.8% in the prior year to 93.4% in the current year. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Land-based turnover decreased by $53,817,374 or 78.1%. The decrease over the prior period was impacted by the shutdown of betting shops in Italy that started on March 8, 2020 due to COVID-19 and the majority of which were effectively terminated on June 14, 2021. The impact was significant for both our Ulisse operation, which ceased operations in Italy in June 2021 and our Multigioco land-based operation, which impact was offset by increased online based gaming in both Multigioco and Ulisse during the period January to June 2021. The ratio of payouts on land-based turnover deteriorated to 85.2% in the current year from 82.0% in the prior year. The payout ratio varies based on the skill and luck of our customers and the outcome of sporting events which are inherently unpredictable and can fluctuate significantly from period to period.

Disaggregated sportsbook hold decreased to 15.7% from 18.9% of handle for the years ended December 31, 2021 and 2020, respectively, a decrease of 3.2 percentage points in sportsbook hold while our casino style game hold increased to 4.2% from 3.8% for the years ended December 31, 2021 and 2020, respectively, an increase of 0.4 percentage points. The blended hold decreased to 6.8% from 7.7% for the years ended December 31, 2021 and 2020, respectively, a decrease of 0.9 percentage points. The decrease in sports betting hold had an overall negative impact on our overall gross gaming revenue. The shift towards growing our online channel, with higher pay-out casino games and lower margin poker rake, resulted in an overall decrease in blended conversion of turnover to revenue.

Gaming taxes increased by $5,783,178 or 84.1% over the prior year. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues, of 22.2% for the year ended December 31, 2021 is significantly higher than the 15.6% for the year ended December 31, 2020, respectively, and is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24.4% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy. The increase in taxes is due to the shift of Ulisse business to Multigioco with effect from June 2021.

Service revenues increased by $893,949 or 617.5%. This is predominantly due to revenues generated by our Colombian operations and our newly acquired US Bookmaking operations. Our Platform services customer base is currently limited primarily to services provided to external US and international retail customers and internal group operations of Multigioco, Ulisse and Virtual Generation. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $36,274,752 and $26,109,221 for the years ended December 31, 2021 and 2020, respectively, an increase of $10,165,531 or 38.9%. Selling expenses are commissions that are paid to our sales agents and are directly tied to handle (turnover) as they are based on a percentage of handle (turnover) and are not affected by the winnings that are paid. Therefore, increases in handle, will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events over which we have no control, are very high. Due to a concerted effort to manage the rates at which we agree to pay commissions to selling agents, based on a 46.6% increase in turnover during the year ended December 31, 2021, our percentage of selling expenses to turnover was approximately 4.3%, compared to 4.5% for the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses were $18,817,959 and $13,789,391 for the years ended December 31, 2021 and 2020, respectively, an increase of $5,028,568 or 36.5%. The increase in general and administrative is due to the following:

i)

Personnel costs were $6,846,226 and $4,815,047 for the years ended December 31, 2021 and 2020, respectively, an increase of $2,031,179 or 42.2%. This included the addition of personnel costs in US Bookmaking of $373,831, an increase in salary expenses of approximately $1,657,348, primarily due to; (i) the increase in personnel at corporate level associated with our expansion into the U.S. market, including the head of special projects, head of corporate affairs and salary increases to our CEO in line with market related salaries; and (ii) an increase in the headcount of our development personnel in our European operations.

ii)	Stock based compensation expense was $1,845,019 and $518,506 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,326,513 or 255.8%. The increase is primarily due to the issuance of 1,193,500 options during the current year and the amortization expense associated with these options and the 648,000 options issued to our head of special projects during the last quarter of 2020.
(iii)	Platform related fees were $2,799,473 and $2,060,132 for the years ended December 31, 2021 and 2020, respectively, an increase of $739,341 or 35.9%, this is primarily due to the increase in turnover of 46.6%, a portion of our platform fees is linked to turnover.
(iv)	Professional fees were $2,496,045 and $1,316,272 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,179,773 or 89.6%. the increase is primarily due to legal fees associated with absorbing the Ulisse business into Multigioco and fees associated with licensing the Elys platform in the first U.S. state during the current year, as well as licensing and administrative consultants associated with the launch into the US market.
(v)	The remaining decrease of $248,238 consists of several individually immaterial expense items.

Impairment of indefinite lived assets and goodwill

Impairment of indefinite lived assets and goodwill was $17,350,628 and $4,900,000 for the years ended December 31, 2021 and 2020, respectively. We evaluated our long-lived assets for impairment in terms of ASC 350 and determined that an impairment charge of the remaining value of our Ulisse bookmakers license was appropriate of $4,827,914 as we have decided to concentrate a significant amount of our efforts on developing the U.S. market. In addition, we considered the fair value of purchased goodwill on the acquisition of US Bookmaking in terms of ASC 360, and determined that, based on management’s revised future projections that an impairment charge of $12,522,714 was appropriate. In the prior year we impaired the Ulisse bookmakers license by $4,900,000 in terms of an ASC 350 evaluation.

As discussed below under contingent purchase consideration, management recently reviewed the future revenue and profit projections of US Bookmaking based on the forecasts provided by the vendors at the time of performing the business valuation, factoring in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Management is currently forecasting expected discounted cash flows over the forecast period to be approximately 40% lower than originally estimated. This has a significant impact on our current valuation of US Bookmaking, resulting in a goodwill impairment charge of approximately $12,522,714.

Loss from Operations

The loss from operations was $26,896,548 and $7,532,245 for the years ended December 31, 2021 and 2020, respectively, an increase of $19,364,303 or 257.1%. The increase in loss from operations is primarily due to the following: (i) the impairment of the Ulisse license of $4,827,914 and the impairment of the Goodwill on the acquisition of US Bookmaking of $12,522,714; (ii) an increase of $10,165,531 in selling expenses, which are based on turnover that had increased by 46.6% and (iii) an increase in U.S. corporate related expenses as we increased the size of our operation and personnel to enter into the U.S. market.

Interest Expense, Net of Interest Income

Interest expense was $20,985 and $328,663 for the years ended December 31, 2021 and 2020, respectively, a decrease of $307,678 or 93.6%. The decrease is primarily related to the conversion of convertible debentures into equity, primarily in the prior year period. Interest during the current year represents minor interest on the remaining debenture and other bank loans and related party payables.

Amortization of debt discount

Amortization of debt discount was $12,833 and $818,182 for the years ended December 31, 20210 and 2020, respectively, a decrease of $805,349 or 98.4%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior period, resulting in accelerated amortization and the maturity of the convertible notes in May 2020.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was $11,857,558 and $0 for the years ended December 31, 2021 and 2020, respectively, a decrease of $11,857,558. The change in fair value of contingent purchase consideration includes the reevaluation of the fair value of contingent purchase consideration on the acquisition of US Bookmaking.

Contingent purchase consideration on the acquisition of US bookmaking is due to the vendors for the years ended December 31, 2022 to December 31, 2025. The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues during January 2022. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on our current understanding of addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. The most significant impact on the contingent purchase consideration is expected to be in the 2022 fiscal year, where we currently forecast that no contingent purchase consideration will be payable. This has a knock-on effect on the future 2023 to 2024 fiscal periods as the calculation of contingent purchase consideration is based on cumulative EBITDA.

Other income

Other income was $227,788 and $165,375 for years ended December 31, 2021 and 2020, respectively, an increase of $62,413 or 37.7%. Other income included approximately $201,171 of Covid relief funds received by Odissea during the current year.

Other expense

Other expense was $49,967 and $86,933 for the years ended December 31, 2021 and 2020, respectively, a decrease of $36,966 or 42.5%. Other expense represents several individually insignificant amounts such as minor fines and penalties and non-operational commitments not related to operations, expensed during the year.

Loss on extinguishment of convertible debt

The loss on extinguishment of convertible debt was $0 and $719,390 for the years ended December 31, 2021 and 2020, respectively, a decrease of $719,390 or 100%. In May 2020, we issued additional warrants to certain debenture holders who agreed to extend the maturity date of their debentures by between 90 and 120 days to allow us to complete a fund raising exercise resulting in a non-cash charge of $719,390. These warrants were valued using a Black-Scholes valuation model that were recorded as a discount against the gross value of the convertible debentures with the following assumptions: no dividend yield, expected volatility of between 139.5% and 183.5%, risk free interest rate between 0.16% and 0.19% and warrant life of approximately 2 - 3 years.

(Loss) gain on Marketable Securities

The loss on marketable securities was $460,000 and the gain on marketable securities was $290,000 for the years ended December 31, 2021, and 2020, respectively, a decrease of $750,000 or 258.6%. The gain and loss on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each period. The shares in Zoompass were acquired by the Company as settlement of the litigation matter.

Loss Before Income Taxes

Loss before income taxes was $15,354,987 and $9,030,038 for the years ended December 31, 2021 and 2020, respectively, an increase of $6,324,949 or 70.0%. The increase is primarily attributable to the increase in the loss from operations, including the impairment of indefinite lived assets and goodwill, and the loss on marketable securities, as discussed above, offset by the change in the fair value of contingent purchase consideration, a decrease in interest expense and a decrease in the amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was a credit of $290,476 and a charge of $906,644 for the years ended December 31, 2021 and 2020, respectively, a decrease of $1,197,120 or 132.0%. The decrease is attributable to deferred tax movements on imputed goodwill charges and the reversal of a tax charge from prior years related to commissions not recognized as an expense in the prior year.

Net Loss

Net loss was $15,064,511 and $9,936,682 for the years ended December 31, 2021 and 2020, respectively, an increase of $5,127,829 or 51.6%, due to the reasons discussed above.

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

We recorded a foreign currency translation loss of $519,031 and a foreign currency translation gain of $444,665 for the years ended December 31, 2021 and 2020, respectively.

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

Assets

On December 31, 2021, we had total assets of $44,578,841 compared to total assets of $35,857,979 on December 31, 2020. The increase of $8,720,862 is primarily related to the increase in Goodwill of $14,501,217 after impairment charges of $12,522,714 on the acquisition of US Bookmaking, the impairment charge was due to a revision on the timing of management’s expected profitability over the earnout period. An increase in intangible assets of $5,299,979 due to the acquisition of US Bookmaking and included non-compete agreements, tradenames and customer relationships. A reduction in cash balances and restricted cash balances of $12,338,412 primarily due to the cash paid in the acquisition of US Bookmaking of $5,973,839, the cash used in operation of $7,553,511, predominantly from U.S. operations, which included the funding of expenses related to the setup of U.S. operations, including consultants and legal expenses related to licensing activities and the absorption of cash in Ulisse as it wound down its operations and settled its outstanding liabilities, including accounts payable, gaming payables and tax liabilities, offset by net proceeds from financing activities of $2,857,084, which included proceeds from warrants exercised of $3,962,482 and the repayment of the bank line of credit of $500,000 and deferred purchase consideration of $410,383.

Liabilities

On December 31, 2021, we had total liabilities of $26,837,324 compared to $15,701,626 on December 31, 2020. The increase of $11,135,698 is primarily due to the Contingent Purchase Consideration of $12,859,399 which was fair valued during the current period based on management’s revised estimate of the profitability of US Bookmaking, an increase in the deferred tax liability of $2,069,465, a decrease in accounts payable and accrued liabilities of $1,140,867 and a decrease of $474,463 in Gaming Payables, primarily due to the winding down of Ulisse operations and the repayment of longer outstanding liabilities at corporate level, a reduction in tax liabilities of $899,071 due to the lower profitability of our European operations this year, in particular, the winding down of Ulisse operations, and the repayment of the $500,000 bank line of credit.

Working Capital

We had $7,319,765 in cash and cash equivalents on December 31, 2021 compared to $18,945,817 on December 31, 2020.

We had a working capital surplus of $1,556,306 as of December 31, 2021 and a working capital surplus of $7,879,631 on December 31, 2020.

We continue to embark on an aggressive roll out of our operation in the U.S. market over the next twenty-four months and anticipate that we will need cash of approximately $10 million to $15 million to execute this successfully and to fund our increasing working capital requirements. We believe that we will need to raise additional cash resources either from equity markets or from debt funding during the near term as our existing cash resources together with the revenue from operations will not be sufficient to fund existing operations over the next twelve months from the date hereof. Historically, we have primarily financed our operations through revenue generated from providing online and land-based gaming products, services, and Platform services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of December 31, 2021, we had an accumulated deficit of $48,243,028 compared to an accumulated deficit of $33,178,517 on December 31, 2020.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of $7,553,511 and $165,493 for the years ended December 31, 2021 and 2020, respectively. The $(7,388,018) increase in cash used in operating activities is primarily related to; (i) the increase in net loss of $(5,127,829) offset by (ii) a net movement in non-cash items of $1,148,714, including a movement in impairment costs of long-lived assets and goodwill of $12,450,628, an increase in the movement of stock option compensation expense of $1,326,513, an increase in the movement in loss on marketable securities of $750,000, offset by a change in the fair value of contingent purchase consideration of $11,857,558, the decrease in the movement in the loss on extinguishment of debt of $(719,390) and a decrease in the movement on the amortization of debt discount of $805,349; and (iii) an increase in working capital movement of $(3,408,903), primarily due to the decrease in movement of gaming accounts payable of $(1,552,573) and the movement in taxes payable of $(1,445,398), primarily related to the winding down of Ulisse operations, an increase in the movement of the gaming accounts receivable balances of $880,226 due to the increase in business activity at our Multigioco operation, an increase in the movement of prepaid expenses of $534,099, predominantly due to prepaid licensed software for US operations, offset by an increase in accounts payable of $1,585,327, primarily related to an increase in payables balances at our Multigioco operation and an increase in corporate payables due to the expansion activities into the U.S. market taking place at the corporate level.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2021 was $6,690,919 and $291,501 for the year ended December 31, 2020, the increase over the prior year is primarily due to the acquisition of US Bookmaking amounting to $5,973,839, net of cash balances acquired and the acquisition of property and equipment and intangibles of $717,080, primarily to support the U.S. expansion efforts.

Cash Flows from Financing Activities

Net cash provided by financing activities for the for the year ended December 31, 2021 was $2,857,084 and net cash provided by financing activities for the year ended December 31, 2020 was $12,711,416. The cash generated by financing activities during the current year included warrant exercises of $3,962,482, offset by the repayment of the bank line of credit of $500,000 and deferred purchase price payments of $410,383. In the prior year, we raised net proceeds of $8,966,122 in a public offering and further proceeds of $8,541,896 on warrants exercised, a portion of the proceeds were used to repay debentures of $2,778,349 and the bank line of credit of $500,000 as well as deferred purchase price payments of $1,577,010.

Contractual Obligations

Contractual obligations consist of the following:

A cash and equity obligation to meet potential contingent purchase consideration obligations upon the achievement of financial targets by our recently acquired subsidiary, US Bookmaking.

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

The critical accounting policies that involved significant estimation included the following:

Impairment of indefinite lived assets and goodwill

We carried intangible assets in the amount of $15.6 million and goodwill in the amount of $16.2 million as more fully described in Notes 7 and 8 to the consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount. For impairment testing of indefinite-lived intangibles (Ulisse Bookmaker License) the Company fully impaired the indefinite-lived intangibles due to the Company's decision not to renew the cash deposits required to retain the license. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of US Bookmaking based on the forecasts provided by the vendors at the time of performing the business valuation, which factored in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Management is currently forecasting expected discounted cash flows over the forecast period to be approximately 40% lower than originally estimated. This has a significant impact on our current valuation of US Bookmaking, resulting in a goodwill impairment charge of approximately $12,522,714.

Fair Value of Contingent Consideration

As of December 31, 2021, the Company carried contingent purchase consideration in the amount of $12.9 million as more fully described in Note 14 to the consolidated financial statements. The contingent consideration relates to the business combination of US Bookmaking on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues as of December 31, 2021. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on our current understanding of addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. The most significant impact on the contingent purchase consideration is expected to be in the 2022 fiscal year, where we currently forecast that no contingent purchase consideration will be payable. This has a knock-on effect on the future 2023 to 2024 fiscal periods as the calculation of contingent purchase consideration is based on cumulative EBITDA.

Business Combination

As of July 15, 2021, we acquired 100% of US Bookmaking for a consideration of $6 million in cash, the issuance of 1,265,823 shares of our common stock plus an opportunity to the seller to receive up to an additional $41.8 million based upon achievement of certain EBITDA milestones during the upcoming four years as more fully described in Note 3 to the consolidated financial statements. We determined the fair values of the tangible and intangible assets acquired and the liabilities assumed using valuation techniques, and goodwill using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital (WACC).

We retained the services of a specialist valuation company to assist in assessing the reasonableness of the assumptions used in valuing the business as well as to perform a purchase price allocation. These assumptions were deemed reasonable at the time of performing the valuation.

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

Elys Game Technology, Corp.

130 Adelaide St. W, Suite 701

Toronto, Ontario M5H 2K4

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elys Game Technology, Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Goodwill and Intangible Assets

As of December 31, 2021, the Company carried intangible assets in the amount of $15.6 million and goodwill in the amount of $16.2 million as more fully described in Notes 7 and 8 to the consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting units to their carrying amount. For impairment testing of indefinite-lived intangible asset (Ulisse Bookmaker License) the Company fully impaired the indefinite-lived intangible asset due to the Company's decision not to renew the cash deposits required to retain the license. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital (WACC).

We identified the impairment assessment for goodwill and intangible assets as a critical audit matter because of the significant estimates and assumptions management makes as part of the quantitative assessment to estimate the fair value of the reporting unit (goodwill) and the single asset (indefinite-lived intangible asset). The income approach requires significant management assumptions such as assumptions used in the cash flow forecast and the WACC. Auditing these significant assumptions and judgements involved a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

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

Fair Value of Contingent Consideration

As of December 31, 2021, the Company carried contingent purchase consideration in the amount of $13.6 million as more fully described in Note 14 to the consolidated financial statements. The contingent consideration relates to the business combination of Bookmakers Company US, LLC on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

We identified the fair value of contingent consideration as a critical audit matter because of the significant estimates and assumptions management makes as part of the quantitative assessment to estimate the fair value of the contingent consideration. The contingent consideration requires significant management assumptions such as assumptions regarding future operating results, discount rates and assumptions used in considering the probability of different operating result scenarios. Auditing these significant assumptions and judgements involved a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Assessing management's forecast including testing the completeness, accuracy and relevance of underlying data and evaluating significant management assumptions.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value model, (ii) evaluating the reasonableness of certain assumptions used including the discount rate, and (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management.

Business Combination

As of July 15, 2021, the Company acquired 100% of Bookmakers Company US LLC for a consideration of $6 million in cash, the issuance of 1,265,823 shares of the Company's common stock plus an opportunity for the seller to receive up to an additional $41.8 million based upon achievement of certain EBITDA milestones during the upcoming four years as more fully described in Note 3 to the consolidated financial statements. The Company determined the fair values of the tangible and intangible assets acquired and the liabilities assumed using valuation techniques and goodwill using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital (WACC).

We identified the valuation assessment for goodwill and intangible assets from business combination as a critical audit matter because of the significant estimates and assumptions used to identify and determine the fair value of the tangible and intangible assets acquired and the liabilities assumed. The relief from royalty method, excess earnings method and probable loss model requires significant management assumptions such as assumptions regarding future revenues and cash flows, discount rates, royalty rates, attrition rate of acquired customer based, discount rates and assumptions used in considering the probability of different scenarios. Auditing these significant assumptions and judgements involved a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Assessing management's forecast including testing the completeness, accuracy and relevance of underlying data and evaluating significant management assumptions.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value model, (ii) evaluating the reasonableness of certain assumptions used, and (iii) assessing the reasonableness of the discount rates by developing independent estimates and comparing estimates to those utilized by management.

Zurich, Switzerland, April 15, 2022

BDO AG

Christoph Tschumi	i.V. Eva Waldmeier

We have served as the Company's auditor since 2019.

ELYS GAME TECHNOLOGY, CORP

Consolidated Balance Sheets

Current Assets	December 31, 2021	December 31, 2020
Cash and cash equivalents	$7,319,765	$18,945,817
Accounts receivable	271,161	162,141
Gaming accounts receivable	2,418,492	1,455,710
Prepaid expenses	968,682	327,190
Related party receivable	1,413	1,519
Other current assets	403,972	301,289
Total Current Assets	11,383,485	21,193,666

Non - Current Assets
Restricted cash	386,592	1,098,952
Property and equipment	490,079	489,591
Right of use assets	589,288	687,568
Intangible assets	15,557,561	10,257,582
Goodwill	16,164,337	1,663,120
Marketable securities	7,499	467,500
Total Non - Current Assets	33,195,356	14,664,313
Total Assets	$44,578,841	$35,857,979

Current Liabilities
Bank overdraft	$7,520	$3,902
Line of credit - bank	—	500,000
Accounts payable and accrued liabilities	6,820,279	7,961,146
Gaming accounts payable	2,610,305	3,084,768
Taxes payable	47,787	946,858
Advances from stockholders	502	565
Deferred purchase consideration, net of discount of $0 and $7,761	—	17,673
Deferred purchase consideration - related parties, net of discount of $0 and $5,174	—	376,954
Promissory notes payable - related parties	51,878	—
Debentures	—	34,547
Operating lease liability	244,467	238,899
Financial lease liability	8,347	10,511
Bank loan payable - current portion	36,094	138,212
Total Current Liabilities	9,827,179	13,314,035

Non-Current Liabilities
Contingent Purchase Consideration	12,859,399	—
Deferred tax liability	3,291,978	1,222,513
Operating lease liability	340,164	416,861
Financial lease liability	7,716	17,265
Bank loan payable	151,321	66,885
Other long-term liabilities	359,567	664,067
Total Non – Current Liabilities	17,010,145	2,387,591
Total Liabilities	26,837,324	15,701,626

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 23,363,732 and 20,029,834 shares issued and outstanding as of December 31, 2021 and 2020	2,336	2,003
Additional paid-in capital	66,233,292	53,064,919
Accumulated other comprehensive (loss) income	(251,083)	267,948
Accumulated deficit	(48,243,028)	(33,178,517)
Total Stockholders' Equity	17,741,517	20,156,353
Total Liabilities and Stockholders’ Equity	$44,578,841	$35,857,979

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the years ended December 31,
	2021	2020

Revenue	$45,546,791	$37,266,367

Costs and Expenses
Selling expenses	36,274,752	26,109,221
General and administrative expenses	18,817,959	13,789,391
Impairment of indefinite lived assets and goodwill	17,350,628	4,900,000
Total Costs and Expenses	72,443,339	44,798,612

Loss from Operations	(26,896,548)	(7,532,245)

Other (Expenses) Income
Interest expense, net	(20,985)	(328,663)
Amortization of debt discount	(12,833)	(818,182)
Change in fair value of contingent purchase consideration	11,857,558	—
Other income	227,788	165,375
Other expense	(49,967)	(86,933)
Loss on extinguishment of convertible debt	—	(719,390)
(Loss) gain on marketable securities	(460,000)	290,000
Total Other Income (Expenses)	11,541,561	(1,497,793)

Loss Before income taxes	(15,354,987)	(9,030,038)
Income tax benefit (provision)	290,476	(906,644)
Net Loss	$(15,064,511)	$(9,936,682)

Other Comprehensive Loss
Foreign currency translation adjustment	(519,031)	444,665

Comprehensive Loss	$(15,583,542)	$(9,492,017)

Loss per common share - basic and diluted	$(0.67)	$(0.71)
Weighted average number of common shares outstanding - basic and diluted	22,500,716	14,047,725

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2019	11,949,042	$1,194	$32,218,643	$(176,717)	$(23,241,835)	$8,801,285
Shares issued on conversion of convertible debentures	230 ,326	23	738,981	—	—	739,004
Common stock issued to settle deferred purchase consideration	354,105	36	1,207,409	—	—	1,207,445
Common stock issued to settle liabilities	8,469	1	46,665	—	—	46,666
Public offering proceeds	4,166,666	417	10,005,832	—	—	10,006,249
Expenses related to public offering	—	—	(1,040,127)	—	—	(1,040,127)
Proceeds from warrants exercised	3,278,004	328	8,541,568	—	—	8,541,896
Promissory note, related party applied to warrant exercise	43,222	4	108,052	—	—	108,056
Fair value of warrants issued on debt extension	—	—	719,390	—	—	719,390
Stock based compensation expense	—	—	518,506			518,506
Foreign currency translation adjustment	—	—	—	444,665	—	444,665
Net loss	—	—	—	—	(9,936,682)	(9,936,682)
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353
Common stock issued to settle liabilities	533,790	53	2,676,849	—	—	2,676,902
Proceeds from warrants exercised	1,509,809	151	3,962,330	—	—	3,962,481
Acquisition of Bookmakers Company US, LLC	1,265,823	127	4,544,177	—	—	4,544,304
Shares issued for services	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	1,845,019	—	—	1,845,019
Foreign currency translation adjustment	—	—	—	(519,031)	—	(519,031)
Net loss	—	—	—	—	(15,064,511)	(15,064,511)
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(15,064,511)	$(9,936,682)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,351,174	1,058,113
Amortization of debt discount	12,833	818,182
Impairment of license and goodwill	17,350,628	4,900,000
Non-cash interest	9,265	216,268
Change in Fair Value Contingent Consideration	(11,857,558)	—
Unrealized (gain) loss on marketable securities	460,000	(290,000)
Shares issued for services	140,000	—
Stock based compensation expense	1,845,019	518,506
Loss on extinguishment of convertible debt	—	719,390
Gain on settlement of liabilities	(7,977)	—
Bad debt expense	(98,167)	13,051
Deferred taxation movement	(196,434)	(93,441)

Changes in Operating Assets and Liabilities
Prepaid expenses	(632,012)	(97,913)
Accounts payable and accrued liabilities	1,663,340	78,013
Accounts receivable	(145,367)	(55,750)
Gaming accounts receivable	(933,273)	(53,047)
Gaming accounts payable	(270,063)	1,282,510
Taxes payable	(865,174)	580,224
Due from related parties	(1,979)	(302)
Retirement Obligation	86,480	—
Other current assets	(44,626)	187,390
Long term liabilities	(355,109)	(10,005)
Net Cash used in Operating Activities	(7,553,511)	(165,493)

Cash Flows from Investing Activities
Acquisition of property and equipment, and intangible assets	(717,080)	(291,501)
Acquisition of Bookmakers Company US, LLC, net of cash of $26,161	(5,973,839)	—
Net Cash used in Investing Activities	(6,690,919)	(291,501)

Cash Flows from Financing Activities
Proceeds from public offering, less expenses related to public offering of $1,040,127	—	8,966,122
Proceeds from warrants exercised	3,962,482	8,541,896
Proceeds from bank overdraft	4,047	3,641
Repayment of bank line of credit	(500,000)	(500,000)
Repayment of bank loan	(133,742)	(62,364)
Repayment of debentures	(27,562)	(2,778,349)
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note- related party	—	(200,000)
Proceeds from Government relief loan	—	30,146
Repayment of government relief loan	(27,586)	—
Deferred purchase price payments	(410,383)	(1,577,010)
Repayment of finance leases	(10,172)	(12,666)
Net Cash provided by Financing Activities	2,857,084	12,711,416

Effect of change in exchange rate	(951,066)	1,057,832)

Net (decrease) increase in cash	(12,338,412)	13,312,254
Cash and cash equivalents and restricted cash– beginning of the year	20,044,769	6,732,515
Cash and cash equivalents and restricted cash – end of the year	$7,706,357	$20,044,769

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statements of Cash Flows

Cash and cash equivalents	$7,319,765	$18,945,817
Restricted cash included in non-current assets	386,592	1,098,952
Total cash and cash equivalents at end of year	$7,706,357	$20,044,769

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$39,682	$741,510
Income tax	$805,030	$359,863
Supplemental cash flow disclosure for non-cash activities
Conversion of convertible debt to common stock	$—	$739,004
Promissory note, related party, applied to warrant exercise	$—	$108,056
Deferred purchase consideration settled by the issuance of common stock	$—	$1,207,445
Settlement of liabilities by the issuance of common stock	$2,676,902	$46,666
Acquisition of Bookmakers Company US, LLC by the issuance of common stock	$4,544,304	$—

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

1. Nature of Business

On November 2, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect its corporate name change from Newgioco Group, Inc. to Elys Game Technology, Corp.

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), the Company provides Gaming services in the US market via our recently acquired subsidiary Bookmakers Company US, LLC (“USB”) in certain licensed states where we offer bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding the US market. The Company recently began operation in Washington DC through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Resort Casino in Atlantic City, New Jersey, to provide platform and bookmaking services, Ocean Resort Casino began using the Company’s platform and bookmaking services in March 2022.

The Company also provides gaming services in Italy through its subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the ADM that permits the Company to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to the Company’s licensed website and through mobile devices. Management decided to focus its attention on developing the US market for future growth and allowed the Austrian Bookmakers license, that is regulated by the Austrian Federal Finance Ministry (“BMF”), to be revoked by not renewing required monetary deposits.

Additionally, the Company is a global gaming technology company which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”) through its Odissea subsidiary. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through its Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

The Company and its subsidiaries are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp.	Parent Company	USA	US Dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“Virtual Generation”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian Dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian Peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	US Dollar
Bookmakers Company US, LLC (“USB”)	July 15, 2021	USA	US Dollar

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

1. Nature of Business (continued)

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

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of USB was $6 million in cash plus the issuance of 1,265,823 shares of the Company’s common stock with a market value of $4,544,304. The number of shares issued was calculated using an agreed upon value of $6,000,000 divided by $4.74 per share, based on the volume weighted average closing price of the stock for the 90 trading days preceding the closing date.

The Sellers will have an opportunity to receive up to an additional $38 million plus a potential premium of 10% (or $3.8 million) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash. Refer to footnote 3 and 14 below.

The Company operates in two lines of business: (i) provider of certified betting platform software services to leisure betting establishments in Italy and 9 other countries and; (ii) the operating of web based as well as land-based leisure betting establishments situated throughout Italy. The Company’s operations are carried out through the following three geographically organized groups:

a)	an operational group is based in Europe and maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;

b)	a technology group which is based in Innsbruck, Austria and manages software development, training and administration; and

c)	a corporate group which is based in North America and maintains an executive suite in Las Vegas, Nevada and a Canadian office in Toronto, through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The company previously had a secondary listing on the NEO exchange in Canada, which was terminated with effect from December 31, 2021. For the purposes of its previous listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accord with U.S. GAAP.

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

Revenues were generated in US Dollars, Euros and Colombian Pesos during the years presented.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived intangible assets and goodwill, the collectability of receivables, leasing arrangements, convertible debentures, contingent purchase consideration, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded a release from the bad debt provision of $98,167 and an increase in bad debt provision of $13,051 for the years ended December 31, 2021 and 2020, respectively.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Property and Equipment

Property and equipment is stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Expenditures are capitalized only when they increase the future economic benefits embodied in an item of property and equipment. All other expenditures are recognized as expenses in the statement of operations as incurred.

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

The Ulisse Bookmaker License has no expiration date and is therefore not amortized but is tested from impairment on an annual basis in terms of ASC 350 using estimated fair value. The company impaired the remaining balance of $4,827,914 of the Ulisse Bookmakers license during the current year.

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

In terms of ASC 350, the Company performed a qualitative assessment and based on the outcome of the quantitative analysis, performed a quantitative assessment on its goodwill as of December 31, 2021 and determined that an impairment of $12,522,714 was considered necessary.

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

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method.

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

In Italy, tax years beginning 2016 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2017 forward, are subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

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

•	License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.
•	Training fees, installation fees are recognized when each task has been completed.
•	Product support services are recognized based on the nature of the agreement with our customers, ad-hoc support service revenue will be recognized when the task is completed and revenue from product support service contracts will be recognized on a periodic basis where we charge a recurring fee to provide ongoing support services.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Disclosures by Entities about Government Assistance (Topic 832), the update increases the transparency of government assistance, including the following disclosures: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.

This ASU is effective for fiscal years beginning after December 15, 2021.

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is not expected to have an impact on current disclosure.

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

The goodwill of $27,024,383 arising on consolidation consists largely of the reputation and knowledge of USB in the sports betting market in the US markets which should facilitate the Company’s penetration into the U.S. market.

None of the goodwill is expected to be deducted for income tax purposes.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

3. Acquisition of subsidiaries (continued)

In terms of the agreement, the purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Amount
Consideration
Cash	$6,000,000
1,265,823 shares of common stock at fair market value	4,554,304
Contingent purchase consideration	24,716,957
Total purchase consideration	$35,261,261
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	26,161
Other Current assets	$151,284
Property and equipment	788
Other non-current assets	4,000
Tradenames/Trademarks	1,419,000
Customer relationships	7,275,000
Non-compete agreements	2,096,000
$10,972,233
Less: liabilities assumed
Current liabilities assumed	$(264,135)
Non-current liabilities assumed	(205,320)
Imputed Deferred taxation on identifiable intangible acquired	(2,265,900)
$(2,735,355)
Net identifiable assets acquired and liabilities assumed	8,236,878
Goodwill	27,024,383
Total purchase consideration	$35,261,261

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2020.

	Revenue	Earnings

Actual from July 15, 2021 to December 31, 2021	$363,030	$(398,279)

2021 Supplemental pro forma from January 1, 2021 to December 31, 2021	$45,957,894	$(15,887,232)

2020 Supplemental pro forma from January 1, 2020 to December 31, 2020	$37,607,873	$(11,491,873)

The 2021 Supplemental pro forma information was adjusted to exclude $125,479 of non-recurring acquisition costs, in addition, the 2021 and 2020 supplemental pro forma information was adjusted to account for amortization of intangibles on acquisition of $579,519 and $1,070,067, respectively.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

4. Restricted Cash

Restricted cash consists of the following:

•	cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against a bank loan with Intesa Sanpaolo Bank for Multigioco. In the prior year we held funds at Wirecard Bank as a security deposit for Ulisse betting operations, this deposit was returned during the current year.
•	In the prior year, the Company maintained a $500,000 security deposit at Metropolitan Commercial Bank as security against a $500,000 line of credit, refer note 10 below.

5. Property and equipment

	December 31, 2021			December 31, 2020
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$62,338	$(35,078)	$27,260	$39,707
Computer and office equipment	1,000,849	(777,635)	223,214	247,572
Fixtures and fittings	385,871	(250,438)	135,433	54,465
Vehicles	99,467	(54,630)	44,837	63,382
Computer software	224,854	(165,519)	59,335	84,465
	$1,773,379	$(1,283,300)	$490,079	$489,591

The aggregate depreciation charge to operations was $230,033 and $354,552 for the years ended December 31, 2021 and 2020, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Operating leases

Real estate agreements

The Company has several property lease agreements in Italy and Austria and one lease agreement in the US, which have terms in excess of a twelve month period, these property leases are for our administrative operations in these countries. The Company does not and does not intend to take ownership of the properties at the end of the lease term.

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

Right of use assets

Right of use assets included in the consolidated balance sheet are as follows:

	December 31, 2021	December 31, 2020
Non-current assets
Right of use assets - operating leases, net of amortization	$589,288	$687,568
Right of use assets - finance leases, net of depreciation – included in property and equipment	$15,520	$27,119

Lease costs consists of the following:

	Year ended December 31,
	2021	2020
Finance lease cost:	$10,906	$14,040
Amortization of right-of-use assets	10,102	12,870
Interest expense on lease liabilities	804	1,170

Operating lease cost	244,639	265,081

Total lease cost	$255,545	$279,121

Other lease information:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(804)	$(1,170)
Operating cash flows from operating leases	(244,639)	(265,081)
Financing cash flows from finance leases	(10,172)	(12,666)

Right-of-use assets obtained in exchange for new finance leases	-	470
Right-of-use assets disposed of under operating leases prior to lease maturity	(224,793)	(21,588)
Right-of -use assets obtained in exchange for new operating leases	$406,276	$84,918
Weighted average remaining lease term – finance leases	1.93 years	2.74 years
Weighted average remaining lease term – operating leases	2.60 years	2.83 years
Weighted average discount rate – finance leases	3.73%	3.65%
Weighted average discount rate – operating leases	2.73%	3.59%

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2021 is as follows:

Amount
2022	$8,802
2023	7,053
2024	818
Total undiscounted minimum future lease payments	16,673
Imputed interest	(611)
Total finance lease liability	$16,063
Disclosed as:
Current portion	$8,347
Non-Current portion	7,716
$16,063

Operating lease liability

The amount of future minimum lease payments under operating leases as of December 31, 2021 is as follows:

Amount
2022	$257,455
2023	190,132
2024	80,541
2025	46,416
2026	31,741
Total undiscounted minimum future lease payments	606,285
Imputed interest	(21,654)
Total operating lease liability	$584,631
Disclosed as:
Current portion	$244,467
Non-Current portion	340,164
$584,631

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

Intangible assets consist of the following:

	December 31, 2021				December 31, 2020
	Cost	Impairment charge	Accumulated amortization	Net book value	Net book value
Betting platform software	$6,149,537	$—	$(1,403,642)	$4,745,895	$4,673,314
Licenses	5,794,966	(4,827,914)	(963,639)	3,413	4,917,733
Location contracts	1,000,000	—	(1,000,000)	—	88,455
Customer relationships	8,145,927	—	(607,394)	7,538,533	509,237
Trademarks	1,537,817	—	(123,930)	1,413,887	68,843
Non-compete agreement	2,096,000	—	(240,167)	1,855,833	—
Websites	40,000	—	(40,000)	—	—
	$24,764,247	$(4,827,914)	$(4,378,772)	$15,557,561	$10,257,582

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

7. Intangible Assets (continued)

The Company recorded $1,120,757 and $703,191 in amortization expense for finite-lived assets for the year ended December 31, 2021 and 2020, respectively, and an impairment provision of $4,827,914 and $4,900,000 against indefinite lived licenses.

The estimated amortization expense over the next five-year period is as follows:

Amount
2021	$1,552,219
2022	1,548,806
2023	1,548,806
2024	1,308,640
2025	1,024,805
Total estimated amortization expense	$6,983,276

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

The impairment process used was as follows:

•	based on qualitative impairment indicators bring present;
•	the Company utilized management’s December 2022 annual operational budget cash flows for the 2022 year together with forecasted cash flows for the next four-year period ending in 2026;
•	the budgeted and forecasted cash flows were adjusted for taxation at the Company’s current effective tax rate;
•	working capital cash flow movements were estimated for the budget and the forecast period using historical experience;
•	property and equipment cash flow additions for the budget and forecast period were estimated using historical experience and known cash flows;
•	net cash flow as determined by the above, were forecast in perpetuity by using the forecast growth rate and the Company’s estimated Weighted Average Cost of Capital (“WACC”);
•	The forecast future cash flows were discounted back to present value using the WACC;
•	WACC was determined by comparing the Company’s beta to that of certain peer companies and determining what a reasonable WACC was compared to our calculated internal WACC, we determined that due to recent volatility in the Company’s common stock price that a reasonable peer WACC is 14.75%.

The COVID-19 pandemic has resulted in the closure of our land-based operations in the Italian market for an extended period of time and as the pandemic evolved and the markets in which the Company operated continued to experience resurgences of the virus, we remain uncertain as to the long-term impact on the Company’s land-based operations. As such, the Company has made a strategic decision to transfer its Ulisse customer relationships in Italy to Multigioco ahead of license renewals which are expected to take place within the next one to two years. The combined Multigioco and Ulisse business under the Multigioco entity, which is an Italian based operator, substantially increases the Company’s market share in Italy, and may improve the possibility of renewing our Italian licenses. Ulisse is based in Austria and during the fourth quarter of 2021, management decided to apply its limited resources and concentrate all of its efforts on developing the US and North American markets, thereby deciding to allow the Austrian bookmaking license to lapse by not renewing the cash deposits required to retain the license. The license under which Ulisse operated in Italy, was not transferable to Multigioco and accordingly, based on a quantitative impairment analysis, an impairment charge of the remaining carrying value of the license of $4,827,914 is considered appropriate.

The Company believes that the remaining carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be further impaired.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

8. Goodwill

	December 31, 2021	December 31, 2020
Cost
Opening balance as of January 1,	$1,663,120	$1,663,385
Acquisition of USB	27,024,383	—
Foreign exchange movements	(452)	(265)
Closing balance as of December 31.	28,687,051	1,663,120

Accumulated Impairment charge
Opening balance as of January 1,	—	—
Impairment charge	(12,522,714)	—
Closing balance as of December 31,	(12,522,714)	—

Goodwill, net of impairment charges	$16,164,337	$1,663,120

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

As discussed under note 14 below - contingent purchase consideration, management recently reviewed the future revenue and profit projections of USB based on the forecasts provided by the vendors at the time of performing the business valuation, factoring in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. The Company reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, the Company’s expected share of revenue and the expectation of how many new clients the Company would realistically be able to add over the forecast period. Management is currently forecasting expected discounted cash flows over the forecast period to be approximately 40% lower than originally estimated. This has a significant impact on the current valuation of USB, resulting in a goodwill impairment charge of approximately $12,522,714.

9. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized in earnings.

On December 31, 2021, the shares of Zoompass were last quoted at $0.003 per share on the OTC market, resulting in an unrealized loss recorded to earnings related to these securities of $460,000, The Company recorded an unrealized gain of $290,000 for the year ended December 31, 2020.

10. Line of Credit - Bank

The Company withdrew its security deposit of $500,000 during the current fiscal year thereby cancelling the $500,000 secured revolving line of credit from Metropolitan Commercial Bank in New York. In the prior year, $500,000 was drawn as of December 31, 2020, which bore interest at a fixed rate of 3% on the outstanding balance with an interest only monthly minimum payment, and no maturity date, provided the security deposit of $500,000 remained in place, see Note 4.

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

The Aggregate convertible debentures outstanding consists of the following:

	December 31, 2021	December 31, 2020
Principal Outstanding
Opening balance	$27,442	$3,464,737
Repaid	(27,562)	(2,778,349)
Conversion to equity	—	(634,431)
Foreign exchange movements	120	(24,515)
	—	27,442
Accrued Interest
Opening balance	7,105	524,227
Interest expense	4,696	207,595
Repaid	(11,833)	(619,992)
Conversion to equity	—	(103,958)
Foreign exchange movements	32	(767)
	—	7,105
Debenture Discount
Opening balance	—	(627,627)
Amortization	—	627,627
	—	—
Convertible Debentures, net	$—	$34,547

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

12. Deferred Purchase Consideration

In terms of the acquisition of Virtual Generation on January 31, 2019, the Company issued non-interest bearing promissory notes of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable related parties was €1,521,200 and to non-related parties was €2,281,800.

The promissory notes payable to non-related parties are to be settled as follows:

(a)	an aggregate of €1,435,200 in cash in 23 equal and consecutive monthly installments of €62,400 with the first such payment due and payable on the date that was one month after the Closing Date; and

(b)	an aggregate of €846,600 in shares of the Company’s common stock in 17 equal and consecutive monthly installments of €49,800 as determined by the average of the closing prices of such shares on the last 10 trading days immediately preceding the determination date of each monthly issuance, which issuances commenced on March 1, 2019.

Pursuant to the terms of the Purchase Agreement that the Company entered into with Virtual Generation, the Company agreed to pay the sellers of Virtual Generation an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the Virtual Generation platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Based on the 18,449,380 tickets sold in 2019 the Virtual Generation sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020. The amount due to the non-related party Virtual Generation sellers amounted to €300,000 (approximately $336,810).

The future payments on the promissory notes were discounted to present value using the Company’s average cost of funding of 10%. The discount was being amortized over the repayment period of the promissory note using the effective interest rate method.

During the year ended December 31, 2021, the Company paid the remaining balance of €20,800 (Approximately $25,262) to non-related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2021	December 31, 2020
Principal Outstanding
Promissory note due to non-related parties	$25,434	$1,802,384
Settled by the issuance of common shares	—	(724,467)
Repayment in cash	(25,262)	(1,105,455)
Foreign exchange movements	(172)	52,972
	—	25,434
Present value discount on future payments
Present value discount	(7,761)	(120,104)
Amortization	7,700	114,333
Foreign exchange movements	61	(1,990)
	—	(7,761)
Deferred purchase consideration, net	$—	$17,673

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

The Company made payments of €119,641 (approximately $141,578) which included principal of €113,029 (approximately $133,754) and interest of €6,612 approximately $7,824) for the year ended December 31, 2021.

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of USB with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of USB’s tangible and intangible assets.

Since acquisition of USB, The Company has repaid capital of $1,168 and has total accrued and unpaid interest of $5,524 on this loan as of December 31, 2021.

The maturity of bank loans payable as of December 31, 2021 is as follows:

Amount
2022	$36,094
2023	3,151
2024	3,272
2025	3,396
2026 and thereafter	141,502
Total finance lease liability	$187,415
Disclosed as:
Current portion	$36,094
Non-Current portion	151,321
$187,415

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

14. Contingent Purchase Consideration (continued)

The Company had an independent third party valuation entity perform a Purchase Price Analysis which included the probability of the Sellers achieving the additional proceeds of $41,800,000.

Contingent purchase consideration is considered at each reporting period. Contingent purchase consideration is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues as of December 31, 2021. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on the Company’s current understanding of addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. The most significant impact on the contingent purchase consideration is expected to be in the 2022 fiscal year, where the Company currently forecast that no contingent purchase consideration will be payable. This has a knock-on effect on the future 2023 to 2024 fiscal periods as the calculation of contingent purchase consideration is based on cumulative EBITDA.

Any change in the fair value of contingent purchase consideration is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Due to the uncertainty regarding the achievement of the stated unadjusted accumulated EBITDA milestones and the methodology in determining the number of shares to be issued during each earnout period and the potential restriction on the number of shares available for issue, the contingent purchase consideration is classified as a liability.

December 31, 2021
Opening balance as of January 1,	$—
Contingent purchase consideration measured on the acquisition of USB	24,716,957
Settled by the issuance of common shares	—
Repayment in cash	—
Changes in fair value	(11,857,558)
Closing balance as of December 31,	$12,859,399

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Other Long-term Liabilities

Other long-term liabilities represent the following:

Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement;
•	In the prior year, shop deposits that were previously held by Ulisse.

Balances of other long-term liabilities were as follows:

	December 31, 2021	December 31, 2020
Severance liability	$359,567	$297,120
Customer deposit balance	—	366,947
Total other long term liabilities	$359,567	$664,067

16. Related Parties

Notes Payable, Related Party

On March 11, 2020, the Company received an advance of $300,000 in terms of a Promissory Note (“PN”) entered into with Forte Fixtures and Millwork, Inc., a Company controlled by the brother of our Executive Chairman. The PN bears no interest and is repayable on demand.

The movement on notes payable, Related Party, consists of the following:

	December 31, 2021	December 31, 2020
Principal Outstanding
Opening balance	$—	$—
Additions	—	300,000
Repayment	—	(200,000)
Applied to warrant exercise	—	(100,000)
Settled by issuance of common shares	—	—
	—	—
Accrued Interest
Opening balance	—	—
Interest expense	—	22,521
Repayment	—	(14,465)
Applied to warrant exercise	—	(8,056)
Conversion to equity	—	—
	—	—
Promissory Notes Payable – Related Party	$—	$—

Convertible notes acquired, Related Party

Forte Fixtures and Millworks, Inc. acquired certain convertible notes from third parties that had matured on May 31, 2020. The convertible notes had an aggregate principal amount of $150,000 and only the accrued interest of $70,000 on a note with an aggregate principal amount of $350,000 and notes with an aggregate principal amount of CDN $207,000, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to $445,020 were repaid between August 23, 2020 and October 21, 2020.

As an incentive for extending the maturity date of the convertible debentures, Forte Fixtures and Millworks, Inc., was granted two year warrants exercisable for 134,508 shares of common stock at an exercise price of $3.75 per share and three year warrants exercisable for 33,627 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised on December 30, 2020, for gross proceeds of $630,506.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Deferred Purchase consideration, Related Party

In terms of the acquisition of Virtual Generation on January 17, 2019, the Company issued non-interest bearing promissory notes in the principal amount of €3,803,000 owing to both related parties and non-related parties. The value of the promissory notes payable to non-related parties was €2,281,800 and to related parties was €1,521,200.

The related party promissory notes are due to Luca Pasquini, an employee and previously a director of the Company and Gabriele Peroni, an employee and previously an officer of the Company.

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

Pursuant to the terms of the Purchase Agreement that the Company entered into with Virtual Generation, the Company agreed to pay the Virtual Generation Sellers an earnout payment in shares of our common stock equal to an aggregate amount of €500,000 (approximately $561,500), if the amounts of bets made by users of the Virtual Generation platform grew by more than 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Based on the 18,449,380 tickets sold in 2019 the Virtual Generation sellers qualified for the earnout payment of 132,735 shares of common stock at a price of $4.23 per share, which shares were issued effective January 2020.

The amount due to the related party Virtual Generation Sellers amounted to €200,000 (approximately $224,540) and was settled during January 2020 by the issuance of 53,094 shares of common stock at $4.23 per share.

During the first and second quarter, the Company paid the remaining balance of €312,500 (approximately $385,121) to related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

Description	December 31, 2021	December 31, 2020
Principal Outstanding
Promissory notes due to related parties	$382,128	$1,279,430
Settled by the issuance of common shares	—	(482,978)
Repayment in cash	(385,121)	(471,554)
Foreign exchange movements	2,993	57,230
	—	382,128
Present value discount on future payments
Present value discount	(5,174)	(80,069)
Amortization	5,133	76,222
Foreign exchange movements	41	(1,327)
	—	(5,174)
Deferred purchase consideration, net	$—	$376,954

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(502)	$(565)
Victor Salerno	(51,878)	—
	(51,380)	$(565)

Related Party Receivables
Luca Pasquini	$1,413	$1,519

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current year.

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

On October 14, 2021, the Company entered into a further agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage.

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Michele Ciavarella

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

In September 13, 2021, the Board appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, US Bookmaking, to serve as a member of the Board.

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and repayable on December 31, 2023.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Matteo Monteverdi

Effective September 21, 2020, the Board appointed Mr. Monteverdi, as President of the Company and effective December 30, 2020, Mr. Monteverdi was appointed as the Chief Executive Officer of the Company.

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

On July 15, 2021, Mr. Monteverdi resigned as the Company’s Chief Executive Officer and President to become the Company’s Head of Special Projects, all other terms of the employment contract remain the same.

Gabriele Peroni

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

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

Paul Sallwasser

On October 1, 2020, the Company granted to Mr. Sallwasser a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share, in lieu of directors fees.

On September 13, 2021, the Company granted Mr. Sallwasser ten year options exercisable for 21,300 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of directors fees.

Steven Shallcross

On October 1, 2020, the Company granted to Mr. Shallcross a ten year option to purchase 35,000 shares of common stock at an exercise price of $2.03 per share, in lieu of a portion of his directors fees.

On January 22, 2021, the Company issued to Mr. Shallcross, a director of the Company, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

On September 13, 2021, the Company granted Mr. Shallcross ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of a portion of his directors fees.

Mr. Shallcross earned cash directors fees of $40,000 and $35,000 for the years ended December 31, 2021 and 2020 respectively.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Mark Korb

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

On January 5, 2022, Mark Korb resigned as Chief Financial Officer of the Company. In connection with his resignation, the Company entered into an amendment to Mr. Korb’s employment agreement with the Company to provide that he will be employed by the Company as a non-executive employee with the title “Head of Corporate Affairs”, reporting directly to the Executive Chairman and that in such capacity he will be responsible for, among other things, various corporate initiatives and activities related to growth and capital strategies. All other terms of the employment agreement remain the same.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Related Parties (continued)

Andrea Mandel-Mantello

On June 29, 2021, the Board appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello will serve on the audit committee.

On September 13, 2021, the Company granted Mr. Mandel-Montello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of a portion of his directors fees.

Mr. Mandel-Mantello earned cash directors fees of $20,000 for the six months ended December 31, 2021.

Phillipe Blanc

On October 1, 2020, the Company appointed Mr. Philippe Blanc as a director of the Company.

On October 1, 2020, the Company granted to Mr. Blanc a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share, in lieu of directors fees.

On July 1, 2021, Philippe Blanc resigned as a director of the Company, simultaneously with Mr. Blanc’s resignation as a director of the Company, the Company entered into a consulting agreement with Mr. Blanc to provide for his future services in a consulting capacity over two years. Mr. Blanc will receive €105,000 per annum as compensation.

Carlo Reali

On January 5, 2022, the Company promoted Carlo Reali to the role of Interim Chief Financial Officer.

We do not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of $71,200 .

Richard Cooper

On October 1, 2020 Mr. Cooper resigned as a director of the Company.

Mr. Cooper received cash director fees of $30,000 for the year ended December 31, 2020.

Clive Kabatznik

On May 15, 2020, Mr. Kabatznik resigned as a director of the Company.

Mr. kabatznik received cash Director Fees of $10,000 for the year ended December 31, 2020.

17. Stockholders’ Equity

For the year ended December 31, 2021, the Company issued a total of 533,790 shares of common stock, valued at $3,012,481 for the settlement of third party liabilities, compensation and directors’ fees to certain of the Company’s related parties, refer note 16 above.

Between January 4, 2021, and September 21, 2021, investors exercised warrants for 1,506,809 shares of common stock for gross proceeds of $3,962,481 at an average exercise price of $2.63 per share.

On January 22, 2021, the Company issued 24,476 restricted shares of common stock valued at $140,000 to Michele Ciavarella in terms of a compensation election he made for the 2021 fiscal year.

On July 15, 2021, the Company issued 1,265,823 shares of common stock to the Sellers of USB, at $4.74 per share with a market value of $4,544,304 on the date of acquisition.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

17. Stockholders’ Equity (continued)

The Company issued the following shares of common stock to promissory note holders in terms of the agreement entered into for the acquisition of Virtual Generation.

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

For the year ended December 31, 2020, the Company issued a total of 230,326 shares of common stock, valued at $739,004, upon the conversion of convertible debentures into equity.

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

On December 30, 2020, the Company entered into a settlement agreement with its previous chairman whereby it issued 8,469 shares of common stock at a value of $46,666 to settle the balance owing of $46,666.

Between December 18, 2020 and December 31, 2020, investors exercised warrants for 3,321,226 shares of common stock at exercise prices ranging from $2.50 to $5.00 per share for gross proceeds of $8,541,896, and the use of proceeds from promissory notes, related party of $108,056 was applied to the warrant exercise.

18. Warrants

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

18. Warrants (continued)

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

The warrants awarded during the year ended December 31, 2020 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

	Year ended December 31, 2020
Exercise price	$2.50	to	$5.00
Risk free interest rate	0.16	to	0.29%
Expected life of warrants	2	to	5	years
Expected volatility of underlying stock	139.5	to	183.5
Expected dividend rate	0%

A summary of all of the Company’s warrant activity during the period January 1, 2020 to December 31, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	1,089,474	$4.00			$4.00
Granted	5,374,371	2.50	to	5.00	2.62
Forfeited/cancelled	(1,089,474)	4.00			4.00
Exercised	(3,321,226)	2.50	to	5.00	2.62
Expired	—			—	—
Outstanding December 31, 2020	2,053,145	$2.50	to	5.00	2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	5.00	2.63
Outstanding December 31, 2021	546,336	$2.50	to	5.00	$2.66

The following tables summarize information about warrants outstanding as of December 31, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	486,173	3.63	$2.50	486,173	$2.50
$3.75	48,395	0.41	3.75	48,395	3.75
$5.00	11,768	0.61	5.00	11,768	5.00
	546,336	3.28	$2.66	546,336	$2.66

 The outstanding warrants have an intrinsic value of $257,672 as of December 31, 2021.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

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

On October 29, 2021, the Board approved an Amendment to the Plan (“Amendment No. 2”) to increase by 4,000,000 the number of shares that may be granted under the Plan. Amendment No. 2 to the 2018 Plan will increase the number of shares of common stock with respect to which awards may be granted under the 2018 Plan from an aggregate of 3,000,000 shares of common stock to 7,000,000 shares of common stock.

On December 8, 2021, the Company held its 2021 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved amendment 2 to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 4,000,000 shares of common stock.

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

During the period ended December 31, 2021, the Company issued ten year options to purchase 745,000 shares at exercise prices ranging from $2.62 to $4.20 per share to employees.

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

The options awarded during the year ended December 31, 2021 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

19. Stock Options (continued)

	Year ended December 31, 2021
Exercise price	$2.62	to	5.10
Risk free interest rate	0.92	to	1.63%
Expected life of options	10 years
Expected volatility of underlying stock	206.8	to	229.8%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2020 to December 31, 2021 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2020	315,938	$2.72	to	2.96	$2.84
Granted	1,307,000	1.84	to	2.03	1.95
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2020	1,622,938	$1.84	to	2.96	2.11
Granted	1,193,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2,62
Exercised	—	—			—
Outstanding December 31, 2021	2,766,438	$1.84	to	5.10	$2.92

The following table summarize information about stock options outstanding as of December 31, 2021:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.84	648,000	8.73		162,000
$2.03	659,000	8.75		359,1673
$2.72	25,000	4.50		25,000
$2.80	220,625	7.73		124,284
$2.96	70,313	7.52		70,313
$3.43	25,000	9.97		—
$4.03	1,020,000	9.51		103,333
$4.07	25,000	9.54		—
$4.20	25,000	9.34		—
$5.10	48,500	9.71		12,125
	2,766,438	8.91	$2.92	856,222	$2.49

As of December 31, 2021, there were unvested options to purchase 1,910,216 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $5,585,571 which is expected to be recognized over a period of 42 months.

The intrinsic value of the options at December 31, 2021 was $1,493,536.

As of December 31, 2021, there was an aggregate of 2,766,438 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 492,466 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 3,741,046 shares available for future grants.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

20. Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2021 and 2020. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Year Ended December 31,
	2021	2020
Handle (Turnover)
Handle web-based	$826,789,619	$505,369,803
Handle land-based	15,071,218	68,888,592
Total Handle (Turnover)	841,860,837	574,258,395

Winnings/Payouts
Winnings web-based	771,852,252	473,794,175
Winnings land-based	12,842,577	56,467,865
Total Winnings/Payouts	784,694,829	530,262,040

Gross Gaming Revenues	57,166,008	43,996,355

Less: ADM Gaming Taxes	12,657,930	6,874,752

Net Gaming Revenues	44,508,078	37,121,603
Betting platform software and services	1,038,713	144,764
Revenues	$45,546,791	$37,266,367

21. Net Loss per Common Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each year. Diluted loss per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” warrants using the treasury stock method and the inclusion of all convertible securities, including convertible debentures, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

For the years ended December 31, 2021 and 2020, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Year ended December 31, 2021	Year ended December 31, 2020

Options	2,766,438	1,622,938
Warrants	546,336	2,053,145
Convertible debentures	—	10,796
	3,312,774	3,686,879

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2021 and December 31, 2020.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% during 2021 and 2020, to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
U.S. Statutory rate	$3,224,547	$1,896,305
Items not allowed for tax purposes	(1,705,372)	(2,113,651)
Foreign tax rate differential	(2,367)	(90,772)
Additional foreign taxation	27,495	(36,939)
Withholding tax on dividends	—	(162,112)
Prior year over provision	125,887	—
Movement in valuation allowances	(1,379,714)	(323,114)
Other differences	-	(76,361)
Income tax benefit (expense)	$290,476	$(906,644)

The Company has accumulated a net operating loss carry forward (“NOL”) of approximately $27.7 million as of December 31, 2021 in the U.S. The U.S. NOL carry forward includes adjustments based on prior year assessments of $2.3 million due the assessment of tax losses carried forward. Net operating losses of $11.1 million expire from 2034 to 2038 and a further $16.6 million has an indefinite life. The company also has net operating loss carry forwards in Italy, Austria and Malta of approximately €1.2 million ($1.4 million) and in Canada of approximately CDN $0.4 million ($0.3 million). The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

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

The provisions for income taxes consist of currently payable income tax in Colombia, Italy, Malta and Austria and deferred tax movements on intangible assets.

The benefit (provision) for income taxes are summarized as follows:

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Income Taxes (continued)

	December 31, 2021	December 31, 2020
Current	$94,041	$(837,973)
Withholding tax	—	(162,112)
Deferred	196,434	93,441
Income tax benefit (expense)	$290,476	$(906,644)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Working capital movements	$247,563	$693,465
Property and equipment	—	6,925
Net loss carryforward - Foreign	443,100	135,568
Net loss carryforward - US	5,815,807	3,752,678
	6,506,470	4,588,636
Less valuation allowance	(6,506,470)	(4,588,636)
Deferred tax assets	—	—

Intangible assets	(3,291,978)	(1,222,514)
Deferred Tax Liability	$(3,291,978)	$(1,222,514)

The Net loss carry forward for US entities includes an adjustment of $0.5 million based on taxation assessments which differed to the amounts originally provided for.

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

23. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in Italy and 9 other countries.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

23. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$135,272	$538,256	$43,552	$717,080
Assets
Current assets	8,648,505	1,291,700	1,443,280	11,383,485
Non-Current assets	1,980,100	31,203,882	11,374	33,195,356
Liabilities
Current liabilities	(7,610,577)	(652,368)	(1,564,234)	(9,827,179)
Non-Current liabilities	(667,871)	(16,342,274)	-	(17,010,145)
Intercompany balances	4,359,786	(1,677,692)	(2,682,094)	—
Net asset position	$6,709,943	$13,823,248	$(2,791,674)	$17,741,517

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$44,508,078	$—	$—	$—	$44,508,078
Betting platform and services revenue	152,550	886,163	—	—	1,038,713
Intercompany Service revenue	321,775	4,211,774	—	(4,533,549)	—
	44,982,403	5,097,937	—	(4,533,549)	45,546,791
Operating expenses
Intercompany service expense	4,211,774	321,775	—	(4,533,549)	—
Selling expenses	36,227,544	47,208	—	—	36,274,752
General and administrative expenses	6,634,535	5,848,437	6,334,987	—	18,817,959
Impairment of license	4,827,914	12,522,714	—	—	17,350,628
	51,901,767	18,740,134	6,334,987	(4,533,549)	72,443,339

Loss from operations	(6,919,364)	(13,642,197)	(6,334,987)	—	(26,896,548)

Other Income (expenses)
Interest expense, net	(11,169)	(4,662)	(5,154)	—	(20,985)
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Change in fair value of contingent purchase consideration	—	11,857,558	—	—	11,857,558
Other income	217,251	2,560	7,977	—	227,788
Other expense	(23,705)	(26,262)	—	—	(49,967)
Loss on marketable securities	—	—	(460,000)	—	(460,000)
Total other income (expenses)	182,377	11,829,194	(470,010)	—	11,541,561

Loss before Income Taxes	(6,736,987)	(1813,003)	(6,804,997)	—	(15,354,987)
Income tax provision	119,890	170,586	—	—	290,476
Net Loss	$(6,617,097)	$(1,642,417)	$(6,804,997)	$—	$(15,064,511)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

23. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2020
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$172,095	$117,703	$1,703	$291,501
Assets
Current assets	10,966,901	430,625	9,796,140	21,193,666
Non-Current assets	7,475,455	6,250,418	938,440	14,664,313
Liabilities
Current liabilities	(8,238,101)	(648,881)	(4,427,053)	(13,314,035)
Non-Current liabilities	(1,130,752)	(1,225,477)	(31,362)	(2,387,591)
Intercompany balances	4,259,281	382,598	(4,641,879)	—
Net asset position	$13,332,784	$5,189,283	$1,634,286	$20,156,353

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2020
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$37,121,603	$—	$—	$—	$37,121,603
Betting platform and other services revenue	—	144,764	—	—	144,764
Intercompany Service revenue	84,172	3,604,523	—	(3,688,695)	—
	37,205,775	3,749,287	—	(3,688,695)	37,266,367
Operating expenses
Intercompany service expense	3,604,523	84,172	—	(3,688,695)	—
Selling expenses	26,107,189	2,032	—	—	26,109,221
General and administrative expenses	4,918,986	3,906,439	4,963,966	—	13,789,391
Impairment of license	4,900,000	—	—	—	4,900,000
	39,530,698	3,992,643	4,963,966	(3,688,695)	44,798,612

Loss from operations	(2,324,923)	(243,356)	(4,963,966)	—	(7,532,245)

Other (expense) income
Interest expense, net	(6,492)	(71)	(322,100)	—	(328,663)
Amortization of debt discount	—	—	(818,182)	—	(818,182)
Other income	161,472	3,903	—	—	165,375
Other expense	(28,757)	(58,176)	—	—	(86,933)
Loss on extinguishment of convertible debt	—	—	(719,390)	—	(719,390)
Gain on marketable securities	—	—	290,000	—	290,000
Total other (expenses) income	126,223	(54,344)	(1,569,672)	—	(1,497,793)

Loss before Income Taxes	(2,198,700)	(297,700)	(6,533,638)	—	(9,030,038)
Income tax provision	(796,991)	52,459	(162,112)	—	(906,644)
Net Loss	$(2,995,691)	$(245,241)	$(6,695,750)	$—	$(9,936,682)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

24. Subsequent Events

To date, the current conflict between Russia and Ukraine has not had a direct impact on the Company. We do not have any exposure to either Russia or Ukraine from a business or personnel perspective. However a prolonged conflict or the spill-over of war into other European countries may, in, future impact on macro-economic conditions which could affect consumer spending adversely and consequently our operations.

On March 18, 2022, the Company granted our interim CFO, Carlo Reali, an option exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting over a four year period. A further grant of an option exercisable for 60,000 shares of common stock at an exercise price of $2.50, vesting over a three year period was made to a new employee.

Up until April 13, 2022, in terms of an Open Market Sale Agreement with Jefferies LLC pursuant to which we may offer and sell its shares of common stock from time to time, through Jeffries, we sold a total of 147,710 shares of common stock for net proceeds of $331,520 after commission of $10,253.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Annual Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2021, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or they have resigned. The officers of our company are appointed by our Board and hold office until their death, resignation or removal from office.

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name	Age	Position
Michele Ciavarella	60	Executive Chairman and Interim Chief Executive Officer
Paul Sallwasser	68	Director
Steven A. Shallcross	60	Director
Andrea Mandel-Mantello	63	Director
Victor Salerno	78	Director
Carlo Reali	53	Interim Chief Financial Officer

Family Relationships

There are no family relationships between our officers and directors.

Executive Officer and Director Biographies

Michele Ciavarella – Executive Chairman and Interim Chief Executive Officer

Michele Ciavarella has served as our Executive Chairman of the Board since December 30, 2021 and served as our Chairman of the Board since June 26, 2019. From June 2011 until December 30, 2020, he also served as our Chief Executive Officer. On July 15, 2021, he was appointed as the interim Chief Executive Officer and President of the Company. In addition, Mr. Ciavarella has served our company in various roles and executive capacities since 2004 including President, Chief Executive Officer and Director of Operations. From 2004 to 2011, Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies including Kerr Mines Ltd. (formerly known as Armistice Resources Corp.), Firestar Capital Management Corporation, Mitron Sports Enterprises, Process Grind Rubber and Dagmar Insurance Services. He also served as the Business Development Officer for Forte Fixtures and Millwork, Inc., a family owned business in the commercial retail fixture manufacturing industry from January 2007 until October 2013. From 1990 until 2004, Mr. Ciavarella served as a senior executive, financial planner, life insurance underwriter and financial advisor for Manulife Financial Corporation and Sun Life Financial, Inc. Mr. Ciavarella received his Bachelor of Science degree from Laurentian University in Sudbury, Ontario. Mr. Ciavarella has been focused on incubating and executing on business building strategies for the last 25 years.

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

From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics Inc, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc. for four years, leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. Since April 2021, Mr. Shallcross has served on the board of directors of TwinVee Powercats, Co., a designer, manufacturer and marketer of recreational and commercial power catamaran boats. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

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

Andrea Mandel-Mantello

Mr. Mandel-Mantello was appointed to serve on our Board on June 29, 2021. Mr. Mandel-Mantello serves on the audit committee. Mr. Mandel-Mantello has approximately 40 years of experience in international corporate finance, M&A and equity banking matters. Since July 1997, he has served as the Founder and Chief Executive Officer of Advicorp PLC, a London-based investment banking firm. He also has served since February 2012, as a member of the board of directors of GABF Ltd. (The Great Bagel Factory), which was acquired by Chef Express UK Ltd (Cremonini Group), and from July 2011 as a member of the board of directors and President of Cesare Ragazzi Laboratories (AdviHair S.r.l.), a Bologna, Italy based leading hair treatment and hair restoration company acquired out of bankruptcy. From February 1988 until January 1997 Mr. Mandel-Mantello was an Executive Director – Corporate Finance based in London at Swiss Bank Corporation Group (now known as UBS Group AG).

We believe that Mr. Mandel-Mantello is qualified to serve as a member of our Board due to his significant strategic, operational, business and financial experience. Mr. Mandel-Mantello has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles.

Victor Salerno

Mr. Salerno was appointed to serve on our board on September 13, 2021. Mr. Salerno is the President and founder of the Company’s newly acquired subsidiary, US Bookmaking. Mr. Salerno founded US Bookmaking, based in Las Vegas Nevada, in 2016 and has built US Bookmaking into one of the leading sports betting companies to serve native American casinos. Mr. Salerno has enjoyed over forty years in the sports betting business where he served as Chairman of American Wagering, Inc (AWI). AWI operated over 130 Leroy’s Sports Books (Leroy’s) in Nevada. At AWI, Mr. Salerno launched the first computerized sports book platform, Computerized Bookmaking Services (CBS), which is still in use today. With the development of CBS, he was able to create the first bookmaking network hub which managed the betting lines and risk for the Leroy’s chain. He was the developer and first operator in Nevada to introduce self-service sports wagering kiosks, which were launched in 2002. His most significant accomplishment was the 2010 launch of mobile sports betting in the US with the Leroy’s App. Mr. Salerno has served as the President of the Nevada Association of Race and Sports Operators and as a member of the Nevada Pari-Mutuel Association’s leadership committee. In 2015, he was inducted into the American Gaming Association’s “Gaming Hall of Fame.”

We believe that Mr. Salerno is qualified to serve as a member of our Board due to his significant industry experience in the US Gaming markets, his strategic, business and operational experience.

Carlo Reali – Interim Chief Financial Officer

Mr. Reali was appointed to serve as our Interim Chief Financial Officer on January 5, 2022. Mr. Reali joined the Company in January 2017 as finance manager with Multigioco S.r.l., a wholly owned subsidiary, and on October 15, 2020, was appointed and has served as the Company’s Group Financial Controller based in the Company’s administrative office in Grottaferrata, Italy. Prior to joining the Company, Mr. Reali was the Chairman and Executive Financial Manager of S.I.S. S.r.l. from January 2001 until its acquisition in July 2015 by SNAI S.p.A., a leader in the Italian gaming market, and remained with SNAI as Executive Finance Manager until August 2016. Mr. Reali holds a Science Degree from Instituto S. Maria in Rome, Italy and a Degree in Economics and Commerce from University of La Sapienza in Rome, Italy.

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

No current director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, with the exception of the specific temporary restrictions that were limited to Canada and were mutually agreed to between Mr. Ciavarella and the Ontario Securities Commission (“OSC”). As previously disclosed with the SEC, in May 2011, Mr. Ciavarella entered into a Settlement Agreement with the OSC relating to unauthorized trading that occurred in his accounts in November of 2004, pursuant to which the OSC acknowledged that Mr. Ciavarella was not involved in, and Mr. Ciavarella acknowledged a failure to monitor the trading in his accounts, and Mr. Ciavarella agreed to not to trade in securities or act as an officer or director of a Canadian public corporation for a period of five years that expired on May 17, 2016. In addition, pursuant to the Settlement Agreement, Mr. Ciavarella made a payment of CDN $100,000 to the OSC for the purpose of educating investors or promoting or otherwise enhancing knowledge and information of persons regarding the operation of the securities and financial markets.

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

Our Board of Directors

Our Board currently consists of five members. Our Board judges the independence of its directors by the heightened standards established by the Nasdaq Stock Market. Accordingly, the Board has determined that our three non-employee directors, Messrs. Sallwasser, Shallcross and Mandel-Mantello, each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our audit committee and compensation committee. Our Board considers a director to be independent when the director is not one of our or our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Board Committees

Our Board designated the following three committees of the Board : the audit committee, the compensation committee and the nominating and corporate governance committee. Charters for each of the three committees is available on our website at https://ir.elysgame.com/corporate-governance.

Board Members and Committee Composition

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Paul Sallwasser	Chairman	Member	Chairman
Steven A. Shallcross	Member	Chairman	Member
Andrea Mandel-Mantello	Member

Audit Committee

Our audit committee is comprised of Messrs. Sallwasser, Shallcross and Mandel-Mantello. Mr. Sallwasser is Chairman of the audit committee. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The audit committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. Specifically, the audit committee’s duties are to recommend to our Board the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the external auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board , free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. The Board believes that each of Messrs. Sallwasser, Shallcross and Mandel-Mantello qualify as an “audit committee financial expert” (as defined in Item 407 of Regulation S-K).

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

Nominating and Governance Committee

Our nominating and governance committee is comprised of Messrs. Sallwasser and Shallcross. Mr. Sallwasser is Chairman of the nominating and governance committee. The nominating and governance committee is responsible for, among other things, annually assessing the composition, skills, size and tenure of the Board in advance of annual meetings and whenever individual directors indicate that their status may change; annually considering new members for nomination to the Board ; causing the Board to annually review the independence of directors; and developing and monitoring our general approach to corporate governance issues as they may arise. The Board has determined that each member of the nominating and governance committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

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

Based solely on the written representation of our executive officers and directors and copies of the reports they and 10% or more shareholders have filed with the Commission, there was one late filing for the fiscal year ended December 31, 2021 made by Victor Salerno in connection with the shares of common stock that he acquired on December 15, 2021, as disclosed in a Form 4 filed with the SEC on December 20, 2021.

Item 11. Executive Compensation

Set forth below is information for the fiscal years ended December 31, 2021 and 2020 relating to the compensation of each person who served as our principal executive officer and our executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)		Bonus ($)		Awards ($)	Stock Compensation ($)	All Other Compensation ($)		Total Compensation ($)

Michele Ciavarella	2021	500,000	(1)	375,000	(1)	—	112,208	—		987,208
Executive Chairman of the Board, and interim Chief Executive Officer	2020	261,667		465,938		—	80,023	—		807,628
Matteo Monteverdi(2)	2021	425,000		—		—	301,247	4,009	(3)	730,256
Former Chief Executive Officer and President	2020	131,667		54,861		—	82,006	120,360	(4)	388,894
Luca Pasquini(5)	2021	239,451		—		—	56,735	—		296,186
Former Vice President of Technology and Director	2020	227,976		—		—	27,308	1,030		256,314
Alessandro Marcelli(6)(7)	2021	292,208		—		—	55,382	—		347,590
Former Vice President of Operations	2020	227,976		—		—	26,969	—		254,945
Mark Korb(8)(9)(10)	2021	247,000		—		—	241,665	1,761		490,426
Chief Financial Officer	2020	135,000		50,000		—	46,753	—		231,753

(1)	Mr. Ciavarella elected to take 24,476 shares of common stock in lieu of $140,000 of his 2021 salary and a further 162,835 shares of common stock in lieu of $315,913 of his 2021 bonus. The bonus shares were issued in January 2022.
(2)	Mr. Monteverdi resigned as our Chief Executive Officer on July 15, 2021 and accepted a non-executive position of Head of Special Projects.
(3)	All other compensation includes employee benefits consisting of healthcare costs amounting to $4,009.
(4)	Mr. Monteverdi became our President on September 21, 2020 and our Chief Executive Officer on December 30, 2020. From March 2020 until September 2020, Mr. Monteverdi served as an independent strategic advisor to us. Represents consulting fees paid to Mr. Monteverdi prior to him being appointed as President and Chief Executive Officer of the Company.
(5)	Mr. Pasquini resigned as our vice president and Chief Technology Officer on September 13, 2021.
(6)	Mr. Marcelli resigned as our vice president of operations effective May 12, 2021.
(7)	Mr. Marcelli received salary payments through his wholly owned private company AB Consulting Srl.
(8)	Mr. Korb resigned as our Chief Financial officer on January 5, 2022.
(9)	Includes $120,000 paid to Mr. Korb as a contract Chief Financial Officer, prior to his full time employment with the Company.
(10)	Includes $135,000 and a further $50,000 in bonus payments, paid to Mr. Korb as a contract Chief Financial Officer, prior to his full time employment with the Company in September 2021.

Outstanding Equity Awards at Fiscal Year-End December 31, 2021

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2021:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Michele Ciavarella(1)(2)(3)	39,375	—	—	2.96	7/5/2029	—	—	—	—
	14,583	10,417	—	2.80	8/29/2029
	58,333	81,667	—	2.03	9/30/2030
Matteo Monteverdi(4)	162,000	486,000	—	1.84	9/22/2030	—	—	—	—
Luca Pasquini(2)(5)	14,583	10,417	—	2.80	8/29/2029	—	—	—	—
	24,167	33,833	—	2.03	9/30/2030
Alessandro Marcelli(2)(6)	14,583	10,417	—	2.80	8/29/2029	—	—	—	—
	23,333	32,667		2.03	9/30/2030
Mark Korb(7)(8)(9)	25,000	—		2.72	7/1/2026
	24,167	33,833		2.03	9/30/2030
	—	400,000		4.03	7/5/2031

(1)	Mr. Ciavarella was awarded option to purchase 39,375 shares of common stock on July 5, 2019 all of which are vested.
(2)	Mr. Ciavarella, Mr. Marcelli, and Mr. Pasquini were each awarded options to purchase 25,000 shares of common stock on August 29, 2019 of which each have 14,583 vested and the remaining options vest equally over the next 20 months.
(3)	Mr. Ciavarella was awarded an option to purchase 140,000 shares of common stock on October 1, 2020, of which 58,333 are vested and the remaining options vest equally over the next 21 months.
(4)	Mr. Monteverdi was awarded an option to purchase 648,000 shares of common stock of which 162,000 are vested, the options vest annually on each of September 21, 2022, 2023 and 2024.
(5)	Mr. Pasquini was awarded options to purchase 58,000 shares of common stock of which each have 24,167 are vested with the remaining options vesting equally over the next 21 months.
(6)	Mr. Marcelli was awarded options to purchase 56,000 shares of common stock of which each have 4,667 are vested with the remaining options vesting equally over the next 33 months.
(7)	Mr. Korb was awarded options to purchase 25,000 shares of common stock on July 1, 2019 all of which are vested.
(8)	Mr. Korb was awarded options to purchase 58,000 shares of common stock of which each have 24,167 are vested with the remaining options vesting equally over the next 21 months.
(9)	In connection with an employment agreement Mr. Korb was awarded options exercisable for 400,000 shares of common stock of which none are vested, the options vest annually on each of July 5, 2022, 2023, 2024 and 2025.

Employment Agreements

During the year ended December 31, 2021 and subsequent thereto, we had no formal employment and other compensation-related agreements with our Named Executive Officers other than as listed below.

Michele Ciavarella, Executive Chairman, Chief Executive Officer and President

In connection with Mr. Ciavarella’s appointment as the Executive Chairman, we entered into an amendment, dated December 30, 2020 to his employment agreement, dated December 31, 2018, as amended on July 5, 2019, by and between the Company and Mr. Ciavarella. Pursuant to the Amendment, Mr. Ciavarella’s: (i) position at the Company was changed to Executive Chairman; (ii) term of employment was extended three years to December 31, 2024; and (iii) base salary was increased to $500,000. The Amendment further provides that in lieu of cash, and to the extent shares are then available for grant under the Company’s 2018 Equity Incentive Plan, as amended, Mr. Ciavarella may elect to receive, as of the first business day in January of each year of employment, up to 50% of his base salary as a restricted stock grant of shares of the Company’s common stock under the Plan, vesting monthly over a 12-month period.

On December 31, 2018, effective as of September 13, 2018 (the “Effective Date”), we entered into an employment agreement (the “Ciavarella Agreement”) with Mr. Ciavarella, pursuant to which Mr. Ciavarella agreed to continue to serve as our Chief Executive Officer. Michele Ciavarella has served as our Chief Executive Officer since June 2011. The Ciavarella Agreement terminates on September 30, 2023, unless earlier terminated pursuant to the terms of the Ciavarella Agreement (the “Initial Term”). Upon the expiration of the Initial Term, the term of Mr. Ciavarella’s employment shall automatically be extended for successive one-year periods (the “Successive Term”) unless either party provides the other party with written notice not less than 60 days prior to the end of any Successive Term. Pursuant to the terms of the Ciavarella Agreement, as amended on July 5, 2019, Mr. Ciavarella agreed to reduce his base salary from $395,000 per year, to an annual base salary of $240,000, which base salary may be increased by our Board , in its sole discretion. In addition, Mr. Ciavarella is eligible to receive a bonus equal up to 75% of his base salary (the “Targeted Bonus”) and receive awards pursuant to our equity incentive plan, as determined by the Board . Mr. Ciavarella is also eligible to participate in pension, medical, retirement and other benefit plans which are available to our senior officers and directors. In connection with the salary reduction effected on July 5, 2019, Mr. Ciavarella was granted incentive stock options under our 2018 Equity Incentive Plan to purchase 39,375 shares of our common stock, having an exercise price of $2.96 per share, vesting 9,844 shares upon grant and the balance vesting 3,281 shares monthly for nine months and expiring 10 years after grant.

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

Upon termination by us of Mr. Ciavarella’s employment for Cause (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. In the event Mr. Ciavarella’s employment is terminated for death or Disability (as defined in the Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date; (ii) reimbursement of expenses properly incurred by Mr. Ciavarella; and (iii) one times Mr. Ciavarella’s then base salary payable within 45 days of the termination date. In the event Mr. Ciavarella terminates his employment for any reason other than Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella is entitled to receive the following: (i) accrued but unpaid base salary through the termination date and (ii) reimbursement of expenses properly incurred by Mr. Ciavarella payable on the termination date. To be eligible to receive any of the severance payments upon termination of Mr. Ciavarella’s employment by us without Cause (as defined in the Agreement) or by Mr. Ciavarella for Good Reason (as defined in the Ciavarella Agreement), Mr. Ciavarella must execute a release of claims in favor of us as set forth in the Ciavarella Agreement.

Victor Salerno - Director

Together with the consummation of the acquisition of US Bookmaking, the Company entered into a 4 year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

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

On September 13, 2021, the Board appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, US Bookmaking, to serve as a member of the Board.

Mark Korb – Chief Financial Officer

On July 5, 2021, the Company entered into an employment agreement dated July 1, 2021 with Mark Korb, the Company’s Chief Financial Officer, (the “Korb Employment Agreement”), to employ Mr. Korb, on a full-time basis commencing September 1, 2021, as Chief Financial Officer for a term of four (4) years, at an annual base salary of $360,000 and such additional performance bonus payments as may be determined by the Company’s Board with a target bonus of 40% of his base salary. Mr. Korb will also be entitled to pension, medical, retirement and other benefits available to other Company senior officers and directors and he will receive an allowance of up to $2,000 per month towards medical and welfare benefits. In connection with the Korb Employment Agreement, On July 1, 2021, the Compensation Committee of the Board granted Mr. Korb, an option to purchase 400,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest pro rata on a monthly basis over a forty-eight month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.03 per share.

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

If the Korb Employment Agreement is terminated by the Company for cause or by Mr. Korb for Good Reason, then Mr. Korb will be entitled to receive accrued and unpaid base salary, earned and unused vacation days through the termination date and all expenses incurred by him prior to the termination date. The Korb Employment Agreement also provides that upon the Disability (as defined in the Korb Employment Agreement) of Mr. Korb or his death, Mr. Korb will be entitled to receive accrued and unpaid base salary, earned and unused vacation days through the date of his declared Disability or death and all expenses incurred by him prior to such date and one times his base salary.

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

On January 5, 2022, Mark Korb resigned as Chief Financial Officer of the Company. In connection with his resignation, the Company entered into an amendment to Mr. Korb’s employment agreement with the Company to provide that he will be employed by the Company as a non-executive employee with the title “Head of Corporate Affairs”, reporting directly to the Executive Chairman and that in such capacity he will be responsible for, among other things, various corporate initiatives and activities related to growth and capital strategies. All other terms of the employment agreement remain the same.

Matteo Monteverdi

Effective September 21, 2020, the Board appointed Mr. Monteverdi, as President of the Company and effective December 30, 2020, Mr. Monteverdi was appointed as the Chief Executive Officer of the Company.

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

On July 15, 2021, Mr. Monteverdi resigned as the Company’s Chief Executive Officer and President to become the Company’s Head of Special Projects, all other terms of the employment contract remain the same.

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation of our directors who on December 31, 2021 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total

Paul Sallwasser(1)	$—	$108,587	$—	$108,587
Steven Shallcross(2)	40,000	69,333	—	109,333
Philippe Blanc	—	83,717	—	83,717
Andrea Mandel Montello3)	20,000	69,333	—	89,333
Victor Salerno	$—	$—	$—	$—

___________________

(1)	Mr. Sallwasser was appointed to the Board on June 13, 2019. Pursuant to his agreement Mr. Sallwasser receives compensation of $110,000 for the years ended June 30, 2021 and 2020. Mr. Sallwasser opted to take his compensation in stock options, on September 13, 2021, Mr. Sallwasser was awarded options to purchase 21,300 shares of common stock vesting over a twelve month period.
(2)	Mr. Shallcross was appointed to the Board on June 13, 2019. Pursuant to his agreement Mr. Shallcross receives compensation of $110,000 for the years ended June 30, 2021 and 2020. Mr. Shallcross opted to take $40,000 in cash and $70,000 in stock options, on September 13, 2021, Mr. Shallcross was awarded options to purchase 13,600 shares of common stock vesting over a twelve month period.
(3)	Mr. Mandel-Mantel was appointed to the Board on June 29, 2021. Pursuant to his agreement Mr. Mandel- Mantello received compensation of $110.000 per annum. Mr. Mandel-Mantello opted to take $40,000 in cash and $70,000 in stock options, on September 13, 2021, Mr. Mandel-Mantello was awarded options to purchase 13,600 shares of common stock vesting over a twelve month period.

Director Option Awards

	Option	Stock
	awards	awards
Name	(Amount)	(Amount)

Paul Sallwasser(a)	96,925	—
Steven Shallcross(b)	58,913	—
Andrea Mandel-Mantello(c)	13,600	—

(a)	On July 5, 2019, Mr. Sallwasser was awarded an option to purchase 20,625 shares of common stock, of which all are vested, on October 1, 2020, an additional option to purchase 55,000 shares of common stock was awarded to Mr. Sallwasser, of which all are vested and on September 13, 2021, an additional option to purchase 21,300 shares of common stock was awarded to Mr. Sallwasser of which 5,325 are vested as of December 31, 2021 and the remaining 15,975 vest over the next eight and a half months.
(b)	On July 5, 2019, Mr. Shallcross was awarded an option to purchase 10,313 shares of common stock of which all are vested, on October 1, 2020, an additional option to purchase 35,000 shares of common stock was awarded to Mr. Shallcross of which all are vested, and on September 13, 2021 an additional option to purchase 13,600 shares of common stock was awarded to Mr. Shallcross of which 3,400 are vested as of December 31, 2021 and the remaining 10,200 vest over an eight and a half month period.
(c)	On September 13, 2021 an option to purchase 13,600 shares of common stock was awarded to Mr. Mandel-Mantello of which 3,400 are vested as of December 31, 2021 and the remaining 10,200 vest over an eight and a half month period.

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

Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board . Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

On October 29, 2021, the Board approved an Amendment to the Plan (“Amendment No. 2”) to increase by 4,000,000 the number of shares that may be granted under the Plan. Amendment No. 2 to the 2018 Plan will increase the number of shares of common stock with respect to which awards may be granted under the 2018 Plan from an aggregate of 3,000,000 shares of common stock to 7,000,000 shares of common stock.

On December 8, 2021, the Company held its 2021 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved amendment 2 to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 4,000,000 shares of common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	2,766,438	$2.92	3,741,096

Equity compensation plans not approved by security holders	—	—	—
Total	2,766,438	$2.92	3,741,096

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

During the period ended December 31, 2021, the Company issued ten year options to purchase 745,000 shares at exercise prices ranging from $2.62 to $4.20 per share to employees.

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

As of December 31, 2021, there was an aggregate of 2,766,438 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 3,741,096 reserved for future grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth, as of March 30, 2022 the beneficial ownership of our common stock (i) by any person or group known by us to beneficially own more than 5% of the outstanding common stock, (ii) by each of our current directors and executive officer and (iii) by all current directors and executive officers as a group. Unless otherwise indicated, we believe that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Elys Game Technology, Corp. 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Directors and Executive Officers
Michele Ciavarella (Executive Chairman of the Board)(2)	5,642,938	23.7%
Victor Salerno (Director)(3)	489,760	2.1%
Paul Sallwasser (Director)(4)	119,825	*
Steven Shallcross(Director)(5)	59,625	*
Andrea Mandel-Mantello (Director)(6)	9,067	*
Carlo Reali (Interim Chief Financial Officer)(7)	11,276	*
Luca Pasquini (former Vice President of Technology and Director)(8)	614,166	2.6%
Alessandro Marcelli (former Vice President of Operations)(9)	456,523	1.9%
Mark Korb (former Chief Financial Officer)(10)	56,417	*
Matteo Monteverdi (former Chief Executive Officer)(11)	177,000	*

All current executive officers and directors as a group (6 persons)	6,332,491	26.4%
Other 5% or Greater Stockholders
Gold Street Capital Corp.(12)	4,740,394	20.0%

   __________________

* less than 1%

(1)	Based on 23,674,277 shares of common stock outstanding on April 14, 2022.

(2)	Includes 770,148 shares of common stock; a further 4,728,478 shares and warrants exercisable into 11,916 shares of common stock held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella, and options to purchase 204,375 shares of common stock of which 125,521 are vested and a further 6,875 vests within the next 60 days. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.

(3)	Includes 489,760 shares of common stock.

(4)	Includes 30,000 shares of common stock and options to purchase 96,925 shares of common stock of which 86,275 are vested and a further 3,550 vests within the next 60 days.

(5)	Includes 5,245 shares of common stock and options to purchase 58,913 shares of common stock of which 52,113 are vested and a further 2,267 vests within the next 60 days.

(6)	Includes options to purchase 13,600 shares of common stock of which 6,800 are vested and a further 2,267 vests within the next 60 days.

(7)	Includes options to purchase 119,375 shares of common stock of which 10,469 are vested and a further 807 vests within the next 60 days.

(8)	Includes 565,562 shares of common stock and options to purchase 83,000 shares of common stock of which 45,146 are vested and a further 3,458 vest in the next sixty days.

(9)	Includes 409,002 shares of common stock and options to purchase 81,000 shares of common stock of which 44,146 are vested and a further 3,375 vest in the next sixty days.

(10)	Includes options to purchase 483,000 shares of common stock of which 54,000 are vested and a further 2,417 vests within the next 60 days.

(11)	Includes 15,000 shares of common stock and options to purchase 648,000 shares of common stock of which 162,000 are vested and a further 0 vest in the next sixty days.

(12)	Includes 4,728,478 shares and warrants exercisable into 11,916 shares of common stock. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and 2020 and our current year to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

	December 31, 2021	December 31, 2020
Related Party payables
Luca Pasquini	$(502)	$(565)
Victor Salerno	(51,878)	—
	(52,380)	$(565)

Related Party Receivables
Luca Pasquini	$1,413	$1,519

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

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the current year.

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

On October 14, 2021, the Company entered into a further agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage.

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

Together with the consummation of the acquisition of USB, the Company entered into a 4 year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees. See “Executive Compensation-Employment Agreements-Victor Salerno” for additional information regarding the terms of the Employment Agreement.

On September 13, 2021, the Board appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, US Bookmaking to serve as a member of the Board.

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

Gabriele Peroni

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately 4,576,352), Mr. Peroni was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, the Company has paid Mr. Peroni the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On October 1, 2020, the Company granted to Mr. Peroni a ten year option to purchase 36,000 shares of common stock at an exercise price of $2.03 per share.

On January 22, 2021, the Company issued Mr. Peroni 74,294 shares of common stock valued at $424,962, in settlement of accrued compensation due to him.

Paul Sallwasser

On October 1, 2020, the Company granted to Mr. Sallwasser a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share, in lieu of directors fees.

On September 13, 2021, the Company granted Mr. Sallwasser ten year options exercisable for 21,300 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of directors fees.

Steven Shallcross

On October 1, 2020, the Company granted to Mr. Shallcross a ten year option to purchase 35,000 shares of common stock at an exercise price of $2.03 per share, in lieu of a portion of his directors fees.

On January 22, 2021, the Company issued to Mr. Shallcross, a director of the Company, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

On September 13, 2021, the Company granted Mr. Shallcross ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of a portion of his directors fees.

Mr. Shallcross earned cash directors fees of $40,000 for the years ended December 31, 2021 and 2020.

Mark Korb

On October 1, 2020, the Company granted to Mr. Korb a ten year option to purchase 58,000 shares of common stock at an exercise price of $2.03 per share.

On July 5, 2021, the Company entered into an employment agreement dated July 1, 2021 with Mark Korb, the Company’s Chief Financial Officer, (the “Korb Employment Agreement”), to employ Mr. Korb, on a full-time basis commencing September 1, 2021, as Chief Financial Officer for a term of four (4) years, at an annual base salary of $360,000 and such additional performance bonus payments as may be determined by the Company’s Board with a target bonus of 40% of his base salary. Mr. Korb will also be entitled to pension, medical, retirement and other benefits available to other Company senior officers and directors and he will receive an allowance of up to $2,000 per month towards medical and welfare benefits. In connection with the Korb Employment Agreement, On July 1, 2021, the Compensation Committee of the Board granted Mr. Korb, an option to purchase 400,000 shares of the Company’s common stock. The shares of common stock underlying the option award vest pro rata on a monthly basis over a forty-eight month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $4.03 per share. See “Executive Compensation-Employment Agreements-Mark Korb” for additional information regarding the terms of the Employment Agreement.

On January 5, 2022, Mark Korb resigned as Chief Financial Officer of the. In connection with his resignation, the Company entered into an amendment to Mr. Korb’s employment agreement with the Company to provide that he will be employed by the Company as a non-executive employee with the title “Head of Corporate Affairs”, reporting directly to the Executive Chairman and that in such capacity he will be responsible for, among other things, various corporate initiatives and activities related to growth and capital strategies. All other terms of the employment agreement remain the same.

Andrea Mandel-Mantello

On June 29, 2021, the Board appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello will serve on the audit committee.

On September 13, 2021, the Company granted Mr. Mandel-Montello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021, in lieu of a portion of his directors fees.

Mr. Mandel-Mantello earned cash directors fees of $20,000 for the six months ended December 31, 2021.

Phillipe Blanc

On October 1, 2020, the Company appointed Mr. Philippe Blanc as a director of the Company.

On October 1, 2020, the Company granted to Mr. Blanc a ten year option to purchase 55,000 shares of common stock at an exercise price of $2.03 per share, in lieu of directors fees.

On July 1, 2021, Philippe Blanc resigned as a director of the Company, simultaneously with Mr. Blanc’s resignation as a director of the Company, the Company entered into a consulting agreement with Mr. Blanc to provide for his future services in a consulting capacity over two years. Mr. Blanc will receive €105,000 per annum as compensation.

Carlo Reali

On January 5, 2022, the Company promoted Carlo Reali to the role of Interim Chief Financial Officer.

We do not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of $86,000.

Richard Cooper

On October 1, 2020 Mr. Cooper resigned as a director of the Company.

Mr. Cooper received cash director fees of $30,000 for the year ended December 31, 2020.

Clive Kabatznik

On May 15, 2020, Mr. Kabatznik resigned as a director of the Company.

Mr. Kabatznik received cash director fees of $10,000 for the year ended December 31, 2020.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, we have adopted the definition of “independent director” as set forth in Rule 5605 of the Nasdaq stock market. In summary, an “independent director” means a person other than our executive officers or employees or those of our subsidiaries or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three past fiscal years. Also, ownership of Elys stock will not preclude a director from being independent.

In applying this definition, our Board has determined that each of Paul Sallwasser, Steven Shallcross and Andrea Mandel-Mantello qualify as an “independent directors” pursuant to Rule 5605 of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $492,957 and $383,709 to BDO in connection to audits for the years ended December 31, 2021 and 2020, respectively.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid $78,921 and $0 in audit related fees for the years ended December 31, 2021 and 2020, respectively.

Tax Fees

No tax fees were paid to BDO for the years ended December 31, 2021 and 2020.

All Other Fees

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2021 and 2020.

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

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2021 Annual Report.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated August 12, 2020, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant's Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)
1.2	Open Market Sale AgreementSM, dated November 19, 2021, by and between the Company and Jefferies LLC (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 19, 2021)
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment of Certificate of Incorporation of Elys Game Technology, Corp. dated November 2, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
4.1	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
4.2†	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 000-50045, filed with the Securities and Exchange Commission on August 22, 2018)
4.3†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Option Exercise (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.4†	Form of RSU Grant Notice and RSU Award Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)

4.5†	Form of Restricted Stock Award Stock Notice and Restricted Stock Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.6

Form of $5.00 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)

4.7

Form of $3.75 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)

4.8	Representative Common Stock Purchase Warrant dated February 8, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)
4.9

Form of Common Stock Purchase Warrant dated August 17, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)

4.10

Warrant Agency Agreement dated August 17, 2020, by and between the Company and Signature Stock Transfer, Inc.(Incorporated by reference to the Registrant’s Form 8-K, File No. 001-37170, filed with the Securities and Exchange Commission on August 17, 2020)

4.11

First Amendment to 2018 Equity Incentive Plan dated October 1, 2020 (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on October 5, 2020)

4.12	Description of Securities (Incorporated by reference to the Registrant's Form 10-K, File No. 001-39170, filed with the Securities and Exchange Commission on April 12, 2021)
4.13

Amendment No. 2 to the Elys Game Technology, Corp. 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A, File No. 001-39170, filed with the Securities and Exchange Commission on October 29, 2021)

10.1	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.2	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.3	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.4†	Employment Agreement between the Company and Betsy MacLean dated November 30, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 3, 2018)
10.5†	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.6	Share Purchase Agreement, dated January 17, 2019, by and among Newgioco, Inc. and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
10.7†	Independent Contractor Agreement entered into with First South Africa Management dated July 1, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 3, 2019)
10.8†	Amendment dated as of July 5, 2019 to Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 8, 2019)
10.9	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Michele Ciavarella (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.10	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Gold Street Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.11	Exchange Agreement dated September 4, 2019, by and between Newgioco Group. Inc. and Braydon Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)

10.12†	Employment Agreement between the Company and Matteo Monteverdi dated September 21, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on September 23, 2020)
10.13†	Amendment dated December 30, 2020 to the Employment Agreement between the Company and Michele Ciavarella dated December 30, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2021)
10.14†	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 4, 2021)
10.15†	Employment Agreement, dated July 5, 2021, by and between the Company and Mark Korb (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 6, 2021)
10.16†	Consulting Agreement, dated July 1, 2021, by and between the Company and Philippe Blanc (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 6, 2021)
10.17†	Membership Purchase Agreement, dated July 5, 2021, by and between the Company, Bookmakers Company US LLC and the members of Bookmakers Company US LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 7, 2021)
10.18†	Amendment, effective July 15, 2021, to Employment Agreement, dated September 21, 2020, by and between Elys Game Technology, Corp. and Matteo Monteverdi (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 16, 2021)
10.19†	Employment Agreement, dated July 15, 2021, by and between Bookmakers Company US LLC dba U.S. Bookmaking and Victor Salerno (Incorporated by reference to the Company’s Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 15, 2021)
10.20	Software Development Agreement, effective July 10, 2021, by and between Engage IT Services Srl and Elys Gameboard Technologies LLC (Incorporated by reference to the Company’s Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 15, 2021)
10.21†	Amendment, effective January 5, 2022, to Employment Agreement, dated July 5, 2021, by and between the Registrant and Mark J. Korb (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2022)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Michele Ciavarella, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Carlo Reali, Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Michele Ciavarella, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Carlo Reali, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

* Filed herewith.

†	Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Toronto, Ontario, Canada, April 15, 2022.

ELYS GAME TECHNOLOGY, CORP.

By:	/s/ Michele Ciavarella
Name:	Michele Ciavarella
Title:	Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michele Ciavarella and Carlo Reali, and each of them, individually, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date or dates indicated.

Signature	Title	Date

/s/ Michele Ciavarella	Interim Chief Executive Officer	April 15, 2022
Michele Ciavarella	(Principal Executive Officer)

/s/ Carlo Reali Carlo Reali	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2022

/s/ Andrea Mandel-Mantello	Director	April 15, 2022
Andrea Mandel-Mantello

/s/ Victor J. Salerno Victor J. Salerno	Director	April 15, 2022

/s/ Paul Sallwasser Paul Sallwasser	Director	April 15, 2022

/s/ Steven A. Shallcross Steven A. Shallcross	Director	April 15, 2022