Form 10-Q
period 2022-03-31
Elys Game Technology, Corp.
filed 2022-05-16
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, the registrant had 23,694,583 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Elys Game Technology, Corp. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Elys Game Technology, Corp. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022.

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

Currently there are no restrictive lockdowns in any of the markets that we operate in.

PART I. FINANCIAL INFORMATION

Item 1.

ELYS GAME TECHNOLOGY CORP.

TABLE OF CONTENTS

March 31, 2022

ELYS GAME TECHNOLOGY, CORP.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$6,605,262	$7,319,765
Accounts receivable	406,184	271,161
Gaming accounts receivable	1,137,928	2,418,492
Prepaid expenses	1,513,166	968,682
Related party receivable	1,378	1,413
Other current assets	352,487	403,972
Total Current Assets	10,016,405	11,383,485

Non – Current Assets
Restricted cash	377,048	386,592
Property and equipment	534,366	490,079
Right of use assets	1,251,796	589,288
Intangible assets	15,169,670	15,557,561
Goodwill	16,164,228	16,164,337
Marketable securities	85,000	7,499
Total Non – Current Assets	33,582,108	33,195,356
Total Assets	$43,598,513	$44,578,841

Current Liabilities
Bank overdraft	$—	$7,520
Accounts payable and accrued liabilities	6,486,958	6,820,279
Gaming accounts payable	2,272,499	2,610,305
Taxes payable	272,491	47,787
Advances from stockholders	3,159	502
Promissory notes payable – related parties	52,922	51,878
Operating lease liability	297,554	244,467
Financial lease liability	8,091	8,347
Bank loan payable – current portion	3,064	36,094
Total Current Liabilities	9,396,738	9,827,179

Non-Current Liabilities
Contingent Purchase Consideration	13,309,412	12,859,399
Deferred tax liability	3,212,439	3,291,978
Operating lease liability	958,072	340,164
Financial lease liability	5,538	7,716
Bank loan payable	150,544	151,321
Other long-term liabilities	379,656	359,567
Total Non – Current Liabilities	18,015,661	17,010,145
Total Liabilities	27,412,399	26,837,324

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 23,583,039 and 23,363,732 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2,358	2,336
Additional paid-in capital	67,383,858	66,233,292
Accumulated other comprehensive (loss) income	(402,858)	(251,083)
Accumulated deficit	(50,797,244)	(48,243,028)
Total Stockholders’ Equity	16,186,114	17,741,517
Total Liabilities and Stockholders’ Equity	$43,598,513	$44,578,841

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2022	2021

Revenue	$12,235,986	$14,157,328

Costs and Expenses
Selling expenses	9,286,232	10,661,815
General and administrative expenses	5,009,384	4,145,210
Total Costs and Expenses	14,295,616	14,807,025

Loss from Operations	(2,059,630)	(649,697)

Other Income (Expenses)
Interest expense, net	(3,859)	(7,849)
Amortization of debt discount	—	(12,833)
Other income	39,749	281,344
Changes in Fair Value of contingent purchase consideration	(450,013)	—
Other expense	(1,070)	(26,930)
Gain on marketable securities	77,500	195,000
Total Other (Expenses) Income	(337,693)	428,732

Loss Before Income Taxes	(2,397,323)	(220,965)
Income tax provision	(156,893)	(388,614)
Net Loss	$(2,554,216)	$(609,579)

Other Comprehensive Loss
Foreign currency translation adjustment	(151,775)	(344,088)

Comprehensive Loss	$(2,705,991)	$(953,667)

Loss per common share – basic and diluted	$(0.11)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	23,515,154	21,506,684

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Condensed Consolidated Statements of Changes in Stockholders' Equity

Three months ended March 31, 2022 and March 31, 2021

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2021
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock awards	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net (loss)	—	—	—	—	(609,579)	(609,579)
Balance at March 31, 2021	22,011,109	$2,201	$60,080,571	$(76,140)	$(33,788,096)	$26,218,536

Three months ended March 31, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales	—	—	(3,949)	—	—	(3,949)
Restricted stock awards	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net (loss)	—	—	—	—	(2,554,216)	(2,554,216)

Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021

Net Loss	$(2,554,216)	$(609,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	438,959	226,703
Amortization of debt discount	—	12,833
Restricted stock awards	425,000	140,000
Stock based compensation expense	597,972	288,968
Non-cash interest	992	4,696
Change in fair value of contingent purchase consideration	450,013	—
Unrealized gain on trading securities	(77,500)	(195,000)
Movement in deferred taxation	(79,539)	(23,360)

Changes in Operating Assets and Liabilities
Prepaid expenses	(545,972)	9,975
Accounts payable and accrued liabilities	(215,744)	(209,483)
Accounts receivable	(64,381)	(97,362)
Gaming accounts receivable	1,163,531	160,652
Gaming accounts liabilities	(276,557)	598,643
Taxes payable	225,645	409,121
Due from related parties	2,700	(1,975)
Other current assets	43,759	16,907
Long term liability	29,305	4,137
Net Cash (Used in) Provided by Operating Activities	(436,033)	735,876

Cash Flows from Investing Activities
Acquisition of property and equipment and intangible assets	(105,129)	(80,404)
Net Cash Used in Investing Activities	(105,129)	(80,404)

Cash Flows from Financing Activities
Proceeds from warrants exercised	—	3,909,981
Proceeds from bank overdraft	—	1,053
Repayment of bank overdraft	(7,420)	—
Repayment of bank credit line	—	(500,000)
Repayment of bank loan	(33,316)	(57,176)
Redemption of convertible debentures	—	(27,562)
Proceeds from subscriptions – Net of brokers fees	127,616	—
Repayment of deferred purchase consideration	—	(410,383)
Capital finance lease repaid	(2,062)	(3,414)
Net Cash provided by Financing Activities	84,818	2,912,500

Effect of change in exchange rate	(267,703)	(689,343)

Net (decrease) increase in cash	(724,047)	2,878,629
Cash, cash equivalents and restricted cash – beginning of the period	7,706,357	20,044,769
Cash, cash equivalents and restricted cash – end of the period	$6,982,310	$22,923,398

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$6,605,262	$21,524,648
Restricted cash included in non-current assets	377,048	1,398,750
	$6,982,310	$22,923,398

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,048	$15,133
Income tax	$11,727	$52,385

Supplemental cash flow disclosure for non-cash activities
Cash Flows from Operating Activities
Common stock issued to settle liabilities	$—	$2,676,901

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), the Company provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“USB”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding the US market. The Company recently began operation in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 the Company entered into an agreement with Ocean Casino Resort in Atlantic City, New Jersey, to provide platform and bookmaking services. Ocean Casino Resort began using the Company’s platform and bookmaking services in March 2022.

The Company also provides business-to-consumer (“B2C”) gaming services in Italy through its subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the ADM that permits the Company to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to the Company’s licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austrian Bookmakers license, that was regulated by the Austrian Federal Finance Ministry (“BMF”), to terminate.

Additionally, the Company provides business-to-business (“B2B”) gaming technology through its Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through its Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

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

The Company’s operations are carried out through the following four geographically organized groups:

a)	an operational group based in Europe that maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	an operational group based in the U.S. with offices in Las Vegas, Nevada;
c)	a technology group which is based in Innsbruck, Austria and manages software development, training, and administration; and
d)	a corporate group which is based in North America and maintains an executive suite in Las Vegas, Nevada and a Canadian office in Toronto, through which the Company carries-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022.

All amounts referred to in the Notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The Company previously had a secondary listing on the NEO exchange in Canada, which was terminated on December 31, 2021. For the purposes of its previous listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accordance with U.S. GAAP.

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

 ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired and liabilities assumed, allocation of purchase price, impairment of long-lived assets, the collectability of receivables, leasing arrangements, contingent purchase consideration, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

The contingent purchase consideration due on the acquisition of subsidiaries is measured at fair value at each reporting date. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months ended March 31, 2022.

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

Goodwill was recently assessed on December 31, 2021 and as of March 31, 2022 there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate.

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

·	License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.

·	Training fees and installation fees are recognized when each task has been completed.

·	Product support services are recognized based on the nature of the agreement with our customers, ad-hoc support service revenue will be recognized when the task is completed and revenue from product support service contracts will be recognized on a periodic basis where we charge a recurring fee to provide ongoing support services.

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

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land-based leisure betting establishments situated throughout Italy, and
(ii)	provider of certified betting Platform software services to global leisure betting establishments in Italy and 9 other countries.

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

In terms of the agreement, the purchase price was allocated to the fair market value of tangible and intangible assets acquired and liabilities assumed as follows:

Amount
Consideration
Cash	$6,000,000
1,265,823 shares of common stock at fair market value	4,544,304
Contingent purchase consideration	24,716,957
Total purchase consideration	$35,261,261
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$26,161
Other current assets	151,284
Property and equipment	788
Other non-current assets	4,000
Tradenames/Trademarks	1,419,000
Customer relationships	7,275,000
Non-compete agreements	2,096,000
$10,972,233
Less: liabilities assumed
Current liabilities assumed	$(264,135)
Non-current liabilities assumed	(205,320)
Imputed Deferred taxation on identifiable intangible acquired	(2,265,900)
$(2,735,355)
Net identifiable assets acquired and liabilities assumed	8,236,878
Goodwill	27,024,383
$35,261,261

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of Subsidiaries (continued)

The amount of revenue and earnings include in the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual for the three months ended March 31, 2022	$294,366	$(321,918)

2021 Supplemental pro forma from January 1, 2021 to March 31, 2021	$14,248,390	$(1,109,139)

4. Restricted Cash

Restricted cash consists of cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.

5. Property and Equipment

	March 31, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$60,799	$(36,239)	$24,560	$27,260
Computer and office equipment	1,031,386	(781,294)	250,092	223,214
Fixtures and fittings	416,540	(253,671)	162,869	135,433
Vehicles	97,175	(56,700)	40,475	44,837
Computer software	186,805	(130,435)	56,370	59,335
	$1,792,705	$(1,258,339)	$534,366	$490,079

The aggregate depreciation charged to operations was $51,251 and $50,777 for the three months ended March 31, 2022 and 2021, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

Right of use assets included in the condensed consolidated balance sheet are as follows:

	March 31, 2022	December 31, 2021
Non-current assets
Right of use assets - operating leases, net of amortization	$1,251,796	$598,288
Right of use assets - finance leases, net of depreciation – included in property and equipment	$13,149	$15,520

Lease costs consists of the following:

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of financial lease assets	$2,011	$3,400
Interest expense on lease liabilities	141	241

Operating lease cost	89,015	65,946

Total lease cost	$91,167	$69,587

 ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Other lease information:

	Three Months ended 31 March,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(141)	$(241)
Operating cash flows from operating leases	(89,015)	(65,946)
Financing cash flows from finance leases	(2,062)	(3,414)

Weighted average remaining lease term – finance leases	1.70 years	2.62 years
Weighted average remaining lease term – operating leases	4.24 years	2.60 years

Weighted average discount rate – finance leases	3.73%	3.70%
Weighted average discount rate – operating leases	2.61%	3.58%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2022	$6,407
2023	6,879
2024	798
Total undiscounted minimum future lease payments	14,084
Imputed interest	(455)
Total finance lease liability	$13,629

Disclosed as:
Current portion	$8,091
Non-Current portion	5,538
$13,629

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2022	$274,766
2023	299,845
2024	227,145
2025	207,177
2026 and thereafter	341,105
Total undiscounted minimum future lease payments	1,350,038
Imputed interest	(94,412)
Total operating lease liability	$1,255,626

Disclosed as:
Current portion	$297,554
Non-Current portion	958,072
$1,255,626

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

Intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$6,149,537	$(1,506,134)	$4,643,403	$4,745,895
Licenses	964,081	(961,168)	2,913	3,413
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	8,145,927	(723,551)	7,422,376	7,538,533
Trademarks	1,537,599	(161,454)	1,376,145	1,413,887
Non-compete agreements	2,096,000	(371,167)	1,724,833	1,855,833
Websites	40,000	(40,000)	—	—
	$19,933,144	$(4,763,474)	$15,169,670	$15,557,561

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

The Company recorded $387,618 and $175,829 in amortization expense for finite-lived assets for the three months ended March 31, 2022 and 2021, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

The Company previously had an Austrian Bookmaker License through the acquisition of Ulisse, which was valued at $9,727,912 which was fully impaired and terminated on December 31, 2021.

The estimated amortization expense over the next five year period is as follows:

Amount

Remainder of 2022	$1,162,854
2023	1,550,437
2024	1,548,788
2025	1,308,621
2026	1,024,789
Total estimated amortization expense	$6,595,489

8. Goodwill

	March 31, 2022	December 31, 2021

Opening balance	$28,687,051	$1,663,120
Acquisition of Bookmakers company US LLC	—	27,024,383
Foreign exchange movements	(109)	(452)
	28,686,942	28,687,051
Accumulated Impairment charge
Opening Balance January 1	(12,522,714)	—
Impairment charge	—	(12,522,714)
Closing Balance	(12,522,714)	(12,522,714)

Goodwill net of impairment charge	$16,164,228	$16,164,337

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

The shares of Zoompass were last quoted on the OTC market at $0.034 per share on March 31, 2022, resulting in an unrealized gain recorded to earnings related to these securities of $77,500 for the 3 months ended March 31, 2022.

10. Bank Loan Payable

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

The Company made payments of €29,913 (approximately $33,664) which included principal of €29,059 (approximately $32,762) and interest of €854 approximately $1,044) for the three months ended March 31, 2022.

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of USB with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of USB’s tangible and intangible assets.

Since acquisition of USB, the Company has repaid capital of $1,864 and has total accrued and unpaid interest of $5,472 on this loan as of March 31, 2022.

The maturity of bank loans payable as of March 31, 2022 is as follows:

Amount
Within 1 year	$3,064
1 to 2 years	3,181
2 to 3 years	3,302
3 to 4 years	3,428
5 years and thereafter	135,161
Total	$153,608
Disclosed as:
Current portion	$3,064
Non-Current portion	150,544
$153,608

11. Contingent Purchase Consideration

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Contingent Purchase Consideration (continued)

	March 31, 2022	December 31, 2021

Opening balance	$12,859,399	$—
Contingent purchase consideration measured on the acquisition of USB	—	24,716,957
Changes in fair value	450,013	(11,857,558)
Closing balance	13,309,412	12,859,399

12. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	March 31, 2022	December 31, 2021

Severance liability	$379,656	$359,567

13. Related Parties

Related party (payables) receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(3,159)	$(502)
Victor Salerno	(52,922)	(51,878)
	$(56,081)	$(51,380)

Related Party Receivables
Luca Pasquini	$1,378	$1,413

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

On July 11, 2021, the Company entered into an agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572), in addition, on October 14, 2021, the Company entered into a further agreement with Engage, to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties (continued)

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

On July 15, 2021, Mr. Ciavarella, Executive Chairman of the Company, was appointed as the interim Chief Executive Officer and President of the Company, effective July 15, 2021. Mr. Ciavarella will serve as the Company's Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

Mr. Ciavarella agreed to take his 2021 bonus and a portion of his 2022 salary as a restricted stock award, on January 7, 2022, the Company issued Mr. Ciavarella 162,835 shares of common stock valued at $425,000 on the date of issue.

Carlo Reali

On January 5, 2022, the Company promoted Carlo Reali to the role of Interim Chief Financial Officer.

On March 29, 2022, the Company issued Mr. Reali ten-year options exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting equally over a 4 year period commencing on January 1, 2023.

We do not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of $71,200.

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

On September 13, 2021, the Board appointed Mr. Salerno, the President and founder of the Company’s newly acquired subsidiary, USB, to serve as a member of the Board.

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and is repayable on December 31, 2023.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties (continued)

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

14. Stockholders’ Equity

For the three months ended March 31, 2022, the Company issued a total of 162,385 shares of common stock, valued at $425,000 for the settlement of compensation and directors’ fees to the Company’s executive chairman, refer note 13 above.

Between March 28, 2022 and March 31, 2022, the Company sold 56,472 shares of common stock for gross proceeds of $131,565, less brokerage fees of $3,947 pursuant to the Open Market Sales AgreementSM that the Company entered into with Jefferies LLC on November 19, 2021.

15. Warrants

A summary of all of the Company’s warrant activity during the period January 1, 2021 to March 31, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	2,053,145	$2.50	to	5.00	$2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	3.75	2.63
Outstanding December 31, 2021	546,336	$2.50	to	5.00	$2.66
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Outstanding March 31, 2022	546,336	$2.50	to	5.00	$2.66

The following tables summarize information about warrants outstanding as of March 31, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.50	486,173	3.39	$2.50	486,173	$2.50
$3.75	48,395	0.16	3.75	48,395	3.75
$5.00	11,768	0.37	5.00	11,768	5.00
	546,336	3.04	$2.66	546,336	$2.66

The outstanding warrants have an intrinsic value of $0 as of March 31, 2022.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock. On December 8, 2021, the Company held its 2021 Annual Meeting of Stockholders. At the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 4,000,000 shares of common stock

During the period ended March 31, 2022, the Company issued ten year options to purchase 160,000 shares at an exercise price of $2.50 per share, of which 100,000 were issued to our Interim CFO and 60,000 to an employee.

The options awarded during the three months ended March 31, 2022 were valued using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Three months ended March 31, 2022
Exercise price	$2.50
Risk free interest rate	2.41%
Expected life of options	10 years
Expected volatility of underlying stock	204.2%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2021 to March 31, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	1,622,938	$1.84	to	2.96	$2.11
Granted	1,193,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2.62
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2021	2,766,438	$1.84	to	5.10	$2.92
Granted	160,000	2.50			2.50
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Outstanding March 31, 2022	2,926,438	$1.84	to	5.10	$2.90

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock Options (continued)

The following tables summarize information about stock options outstanding as of March 31, 2022:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.84	648,000	8.48		162,000
$2.03	659,000	8.51		402,000
$2.50	160,000	10.00		—
$2.72	25,000	4.25		25,000
$2.80	220,625	7.48		138,073
$2.96	70,313	7.27		70,313
$3.43	25,000	9.72		—
$4.03	1,020,000	9.26		155,000
$4.07	25,000	9.30		—
$4.20	25,000	9.09		—
$5.10	48,500	9.46		24,250
	2,926,438	8.74	$2.90	976,636	$2.59

As of March 31, 2022, there were unvested options to purchase 1,949,802 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $5,385,375 which is expected to be recognized over a period of 48 months.

As of March 31, 2022, there was an aggregate of 2,926,438 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 655,301 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 3,418,261 shares available for future grants.

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended March 31,
	2022	2021
Turnover
Web-based	$215,780,282	$231,332,159
Land-based	1,785,107	11,825,830
Total Turnover	217,565,389	243,157,989

Winnings/Payouts
Web-based	200,853,821	215,598,415
Land-based	1,400,413	10,164,937
Total Winnings/payouts	202,254,234	225,763,352

Gross Gaming Revenues
Web-based	14,926,461	15,733,744
Land-based	384,694	1,660,893
Gross Gaming Revenues	15,311,155	17,394,637

Less: Gaming Taxes	(3,730,830)	(3,329,038)
Net Gaming Revenues	11,580,325	14,065,599

Betting platform software and services	655,661	91,729
Revenue	$12,235,986	$14,157,328

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Net loss per Common Share

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

The computation of the diluted income per share for the three months ended March 31, 2022 and 2021 was anti-dilutive due to the losses realized.

For the three months ended March 31, 2022 and 2021, the following options and warrants were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three Months ended March 31, 2022	Three Months ended March 31, 2021

Options	2,926,438	1,672,938
Warrants	546,336	567,336
	3,472,774	2,240,274

19. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and only web based distribution throughout Italy, and

(ii)	Betting platform software and services

Provider of certified betting Platform software services to global leisure betting establishments in Italy and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$76,620	$22,938	$5,571	$105,129
Assets
Current assets	$7,839,520	$1,614,877	$562,008	$10,016,405
Non-current assets	2,668,559	30,820,909	92,640	33,582,108
Liabilities
Current liabilities	(6,729,694)	(1,171,806)	(1,495,238)	(9,396,738)
Non-current liabilities	(1,318,442)	(16,697,219)	—	(18,015,661)
Intercompany balances	4,551,910	(2,114,610)	(2,437,300)	—
Net asset position	$7,011,853	$12,452,151	$(3,277,890)	$16,186,114

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$11,751,266	$484,720	$—	$—	$12,235,986
Intercompany Service revenue	56,127	555,693	—	(611,820)	—
Total revenue	11,807,394	1,040,412	—	(611,820)	12,235,986
Operating expenses
Intercompany service expense	555,693	56,127	—	(611,820)	—
Selling expenses	9,253,177	33,055	—	—	9,286,232
General and administrative expenses	1,461,691	1,894,829	1,652,864	—	5,009,384
Total operating expenses	11,270,561	1,984,011	1,652,864	(611,820)	14,295,616

Income (Loss) from operations	536,833	(943,599)	(1,652,864)	—	(2,059,630)

Other income (expense)
Other income	39,749	—	—	—	39,749
Other expense	—	(1,070)	—	—	(1,070)
Interest expense, net	(1,212)	(2,647)	—	—	(3,859)
Amortization of debt discount
Change in fair value of contingent purchase consideration	—	(450,013)	—	—	(450,013)
Gain on marketable securities	—	—	77,500	—	77,500
Total other income (expense)	38,537	(453,730)	77,500	—	(337,693)

Income (Loss) before Income Taxes	575,370	(1,397,329)	(1,575,364)	—	(2,397,323)
Income tax provision	(229,534)	72,641	—	—	(156,893)
Net Income (Loss)	$345,836	$(1,324,688)	$(1,575,364)	$—	$(2,554,216)

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$2,081	$44,157	$34,166	$80,404
Assets
Current assets	$12,300,829	$822,379	$10,479,298	$23,602,506
Non-current assets	7,081,460	6,169,034	1,658,077	14,908,571
Liabilities
Current liabilities	(8,675,683)	(698,241)	(661,593)	(10,035,517)
Non-current liabilities	(1,055,027)	(1,201,997)	—	(2,257,024)
Intercompany balances	4,273,141	(318,375)	(3,954,766)	—
Net asset position	$13,924,720	$4,772,800	$7,521,016	$26,218,536

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Net Gaming Revenue	$14,065,599	$91,729	$—	$—	$14,157,328
Intercompany Service revenue	97,624	802,112	—	(899,736)	—
	14,163,223	893,841	—	(899,736)	14,157,328

Operating expenses
Intercompany service expense	802,112	97,624	—	(899,736)	—
Selling expenses	10,657,764	4,051	—	—	10,661,815
General and administrative expenses	1,687,969	1,264,188	1,193,053	—	4,145,210
	13,147,845	1,365,863	1,193,053	(899,736)	14,807,025

Income (Loss) from operations	1,015,378	(472,022)	(1,193,053)	—	(649,697)

Other income(expense)
Interest expense, net	(2,692)	(3)	(5,154)	—	(7,849)
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Other income	280,882	462	—	—	281,344
Other expense	(24,118)	(2,812)	—	—	(26,930)
Gain on marketable securities	—	—	195,000	—	195,000
Total other income(expenses)	254,072	(2,353)	177,013	—	428,732

Income(Loss) before Income Taxes	1,269,450	(474,375)	(1,016,040)	—	(220,965)
Income tax provision	(393,410)	4,796	—	—	(388,614)
Net Income (Loss)	$876,040	$(469,579)	$(1,016,040)	$—	$(609,579)

 20. Subsequent Events

From April 1, 2022 through April 15, 2022, in terms of an Open Market Sale Agreement with Jefferies LLC pursuant to which we may offer and sell shares of common stock from time to time, through Jeffries, we sold an additional 111,544 shares of common stock for net proceeds of $247,824 after commission of $7,665.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We currently provide our B2C gaming services in Italy through our subsidiary, Multigioco Srl (“Multigioco”), which operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austria Bookmaker license that was regulated by the Austrian Federal Finance Ministry (“BMF”) to terminate.

We also provide bookmaking services in the U.S. market via our recently acquired subsidiary US Bookmaking in certain regulated states where we offer B2B bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. We recently began operation is Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Casino Resort in Atlantic City and commenced operations in the state of New Jersey in March 2022.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the period ended March 31, 2022, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Elys Gameboard Technologies and USB. Since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided, management simplified our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during the second quarter of 2021.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the three months ended March 31, 2022 and 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, US Bookmaking. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the three months ended March 31, 2022 and 2021, which includes the operations of US Bookmaking for the three months ended March 31, 2022.

Recent Developments

Disclosure pertaining to Russia’s invasion of Ukraine

Russia recently invaded Ukraine with Belarus complicit in the invasion. The conflict between these two countries is ongoing.

We do not have any direct or indirect exposure to Ukraine, Belarus or Russia, through our operations, employee base or any investments in any of these countries. In addition, our securities are not traded on any stock exchanges in these three countries. We do not believe that the sanction levied against Russia or Belarus or individuals and entities associated with these two countries will have a material impact on our operations or business, if any.

We do not believe that we have any direct or indirect reliance on good sourced from Russia, Ukraine or Belarus or countries that are supportive of Russia.

We provide online gaming services and platform services to several customers, including our own internal usage of our developed software, we employ the latest encryption techniques and firewall practices and constantly monitor the usage of our software as is required for the regulated markets which we operate in, this, however, may not be sufficient to prevent the heightened risk of cybersecurity attacks emanating from Russia, Ukraine, Belarus, or any other country.

The impact of the invasion by Russia of Ukraine has increased volatility in trading prices and commodities throughout the world, to date, we have not seen a material impact on our operations, however, a prolonged conflict may impact on consumer spending, in general, which could have an adverse impact on the leisure gaming industry as a whole.

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our operations, however we have not seen any material impact to date.

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

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q for further information.

The critical accounting policies that involved significant estimation included the following:

Impairment of Indefinite Lived Assets and Goodwill

We carried intangible assets in the amount of $15.2 million and goodwill in the amount of $16.2 million as more fully described in Notes 7 and 8 to the condensed consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount. For impairment testing of indefinite-lived intangibles. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of US Bookmaking based on the forecasts provided by the vendors at the time of performing the business valuation, which factored in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Since performing this analysis we have no reason to believe that further impairment is necessary as of March 31, 2022.

Fair Value of Contingent Consideration

As of March 31, 2022, the Company carried contingent purchase consideration in the amount of $13.3 million as more fully described in Note 12 to the condensed consolidated financial statements. The contingent consideration relates to the business combination of US Bookmaking on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues as of December 31, 2021. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. We have no reason to believe that the contingent purchase consideration, which was remeasured at December 31, 2021, needs to be re-evaluated as of March 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations for the three months ended March 31, 2022 and the three months ended March 31, 2021

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three months ended
	March 31, 2022	March 31, 2021	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$215,780,282	$231,332,159	$(15,551,877)	(6.7)%
Turnover land-based	1,785,107	11,825,830	(10,040,723)	(84.9)%
Total Turnover	217,565,389	243,157,989	(25,592,600)	(10.5)%

Winnings/Payouts
Winnings web-based	200,853,821	215,598,415	(14,744,594)	(6.8)%
Winnings land-based	1,400,413	10,164,937	(8,764,524)	(86.2)%
Total Winnings/payouts	202,254,234	225,763,352	(23,509,118)	(10.4)%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	14,926,461	15,733,744	(807,283)	(5.1)%
Gross Gaming Revenues Land-based	384,694	1,660,893	(1,276,199)	(76.8)%
	15,311,155	17,394,637	(2,083,482)	(12.0)%

Less: Gaming Taxes	(3,730,830)	(3,329,038)	(401,792)	12.1%

Net Gaming Revenues	11,580,325	14,065,599	(2,485,274)	(17.7)%

Add: Service Revenues	655,661	91,729	563,932	614.8%

Total Revenues	$12,235,986	$14,157,328	$(1,921,342)	(13.6)%

The change in turnover (handle) is primarily due to the following:

Web-based turnover decreased by $15,551,877 or 6.7%. The decrease is directly attributable to the closure of the Ulisse CTD locations at the end of June 2021, turnover from Ulisse was $0 for the three months ended March 31, 2022, a decrease of $18,645,885. This decrease was partially recouped by an increase in Multigioco web-based revenue of $3,054,867, an increase of 1.4%. Due to a softening on COVID restrictions, the growth in web based turnover has slowed, however we still experienced growth on a larger turnover base. We expect the business mix to continue to trend towards online channels, and we still expect quarterly growth as we gain market share. The percentage of payouts on web-based turnover improved slightly to 93.1% from 93.2% for the three months ended March 31, 2022 and 2021 respectively.

Land-based turnover decreased by $10,040,723 or 84.9%. The decrease is directly attributable to the closure of the Ulisse CTD locations at the end of June 2021. Turnover from Ulisse was $11,825,828 for the three months ended March 31, 2021. The Multigioco land based operations had no revenues for the three months ended March 31, 2021, we have managed to recoup some of our land based turnover during the three months ended March 31, 2022, generating turnover of $1,785,096 for the three month period. We expect to see moderate growth in our land based turnover for the remainder of the year as we expect the business mix to continue trending towards online channels. The percentage of payouts on land-based turnover improved to 78.5% from 86.0% for the three months ended March 31, 2022 and 2021 respectively.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended March 31, 2022 is as follows; Sports betting turnover represented 51.4% (March 31, 2021 - 58.2%); casino style games represented 46.7% ( March 31, 2021 - 39.7%); and other was 1.9% (March 31, 2021 - 2.1%). The shift towards more casino style games during the three months ended March 31, 2022, has a negative impact on our gross gaming revenues as the margin earned on our sports book averaged 18.3% (March 31, 2021 - 16.9%) and for our casino style games averaged 4.3% (March 31, 2021 - 4.0%), resulting in a blended GGR of 7.0% (March 31, 2021 7.2%). The percentage decrease in sports book turnover and GGR is primarily due to the closure of all Ulisse Italian based locations in June 2021. Although the sports betting hold improved to 18.3% from 16.9%, the lower sports betting turnover and GGR as a percentage of overall turnover and revenue had a negative impact on our overall blended hold despite the improvement in the casino style games hold to 4.3% (March 31, 2021 – 4.0%).

Gaming taxes increased by $401,792 or 12.1% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.4% and 19.1% for the three months ended March 31, 2022 and 2021 respectively. The increase is attributable to the closure of the Ulisse CTD operations in June 2021, Ulisse had a significantly lower tax rate due to its incorporation being situated outside of Italy.

Service revenues increased by $563,932 or 614.8%. This is primarily due to; (i) revenues generated by USB operations of $294,366 and a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of $9,286,232 and $10,661,815 for the three months ended March 31, 2022 and 2021 respectively, a decrease of $1,375,583 or 12.9%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts increase based on the unknown outcome of sports events that we have no control over. The percentage of selling expenses to turnover improved to 4.3% compared to 4.4% for the three months ended March 31, 2022 and 2021 respectively.

General and Administrative Expenses

General and administrative expenses were $5,009,384 and $4,145,210 for the three months ended March 31, 2022 and 2021 respectively, an increase of $864,174 or 20.8%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $382,787, primarily due to the acquisition of USB, (ii) an increase in stock option compensation expense of $297,754 primarily due to the periodic amortization expense of options granted to senior management during the past twelve months; (iii) an increase in professional fees of $246,925 primarily due to legal fees incurred on the expansion in the U.S. market, offset by a net reduction in miscellaneous general and administrative expenses of $63,292.

Loss from Operations

The loss from operations was $2,059,626 and $649,697 for the three months ended March 31, 2022 and 2021 respectively, an increase of $1,409,929 or 217.0%. The increase in operating loss is directly attributable to the decrease in revenues of $1,921,342 and the increase in general and administrative expenses of $864,170 offset by a reduction in selling expenses of $1,375,583 as discussed above.

Interest Expense, Net of Interest Income

Interest expense was $3,859 and $7,849 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $3,990 or 50.8%. The decrease is primarily related to the repayment and the conversion into equity of convertible debentures during the prior year resulting in lower interest-bearing debt.

Amortization of debt discount

Amortization of debt discount was $0 and $12,833 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $12,833 or 100.0%. The decrease is primarily due to the repayment of convertible debentures in the prior year which were fully amortized.

Other income

Other income was $39,749 and $281,344 for the three months ended March 31, 2022 and 2021 respectively, a decrease of $241,595 or 85.9%, the prior period included COVID related income from EU government agencies amounting to $194,403.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was $450,013 and $0 for the three months ended March 31, 2022 and 2021 respectively, an increase of $450,013. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of USB.

Other expense

Other expense was $1,070 and $26,930 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $25,860 or 96.0% The prior period amount related to an administrative penalty of $26,930.

Gain on Marketable Securities

The gain on marketable securities was $77,500 and $195,000 for the three months ended March 31, 2022 and 2021 respectively, a decrease of $117,500 or 60.3%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was $2,397,323 and $220,965 for the three months ended March 31, 2022 and 2021 respectively, an increase of $2,176,358 or 984.9%. The increase is primarily attributable to the increase in loss from operations and the change in fair value of contingent purchase consideration, as discussed above.

Income Tax Provision

The income tax provision was a charge of $156,893 and $388,614 for the three months ended March 31, 2022 and 2021 respectively, a decrease of $231,721 or 59.6%. The decrease is attributable to lower overall revenues and an increase in operating expenditure, resulting in lower taxable income.

Net Loss

Net loss was $2,554,216 and $609,579 for the three months ended March 31, 2022 and 2021 respectively, an increase of $1,944,637 or 319.0% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

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

We recorded a foreign currency translation loss of $(151,775) and $(344,088) for the three months ended March 31, 2022 and 2021 respectively, primarily due to the strengthening of the US Dollar against the Euro during the current period and the weakening against the Euro in the prior period.

Liquidity and Capital Resources

Our principal cash requirements have included the funding of acquisitions, repayments of convertible debt and deferred purchase consideration, the purchase of property and equipment, and working capital needs. Working capital needs generally result from expenses incurred in developing our gaming platform for the various markets we operate in and new markets we are developing as well as our intention to aggressively expand into the US market.

To date, we finance our business primarily though debt and equity placements and cash generated from operations. Recently, we have financed our business from the sale of shares of our common stock pursuant to the terms of the Open Market Sales AgreementSM that we entered into with Jefferies LLC on November 19, 2021. Between March 28, 2022 and March 31, 2022, we sold 56,472 shares of common stock for gross proceeds of $131,564, less brokerage fees of $3,947 pursuant to the Open Market Sales AgreementSM and from April 1, 2022 through April 15, 2022, we sold an additional 111,544 shares of common stock for net proceeds of $247,824 after commission of $7,665.

Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land based and web based locations as well as the gaming platforms we license to third parties.

Based on our forecasts, we believe that we have adequate resources to continue operating for the next twelve months. We plan to continue our expansion plans in both the U.S. and Italian markets at a rate of growth that we believe is sustainable and achievable by us. If additional accretive opportunities arise during the execution of our business plans, we might consider raising additional cash through either debt or equity funding, if such debt or equity raise is available at terms that are acceptable to us, if at all.

The ongoing Covid-19 pandemic has impacted our Italian based operations, we have seen a significant increase in Turnover (Handle) from our web-based operations and a significant decline in turnover from our land-based operations with the permanent closure of our Ulisse betting shop locations. The percentage Hold or Gross Gaming Revenue generated from our turnover is typically lower on web-based business which generally favors more casino type gaming at lower margins, as discussed above.

Assets

At March 31 2022, we had total assets of $43,598,513 compared to $44,578,841 at December 31, 2021, a decrease of $980,328 The decrease is primarily related to the decrease in Gaming Receivables of $1,280,564 which is affected by the timing of the weekly settlement of gaming receivables, and increase in prepaid expenses of $544,484, primarily related to the software development costs incurred for the US market, an increase in the right of use assets of $662,508, primarily due to a new property lease for larger premises to accommodate the growth of our Multigioco operation, a decrease in intangibles of $387,891 due to periodic amortization and a decrease in cash balances of $714,503, primarily used for working capital purposes and the acquisition of property and equipment.

Liabilities

At March 31 2022, we had $27,412,399 in total liabilities compared to total liabilities of $26,837,324 at December 31, 2021, an increase of $575,075. The increase is primarily attributable to an increase in Operating lease liability of $670,995, due to the new property lease entered into for Multigioco, an increase in taxes payable of $224,704 attributable to the first quarter profitability in Multigioco, offset by, a decrease in gaming accounts payable of $337,806 due to the timing of weekly settlements , an increase in Contingent Purchase Consideration of $450,013 due to the amortization of accretion expense, and a decrease in accounts payable of $333,321 primarily due to a reduction in trade payables in our Multigioco operation.

Working Capital

We had $6,605,262 in cash and cash equivalents at March 31, 2022 compared to $7,319,765 on December 31, 2021. The decrease is due to an increase in working capital movement of $436,033, the purchase of property and equipment of $105,129, a reduction in the dollar value of Euro cash balances by $267,703, offset by cash provided by financing activities of $84,818, primarily from open market sales of shares of common stock.

We had a working capital surplus of $619,667 at March 31,2022, compared to a working capital surplus of $1,556,306 at December 31, 2021. The decrease in working capital is primarily attributable to the decrease in cash balances of $714,503 the decrease in gaming receivables of $1,215,364, offset by the decrease in accounts payable of $1,096,743.

Accumulated Deficit

As of March 31, 2022, we had accumulated deficit of $50,797,244 compared to accumulated deficit of $48,243,028 at December 31, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities was $436,033 and net cash generated from operating activities was $735,876 for the three months March 31, 2022 and 2021, respectively. The decrease of $(1,171,907) was primarily related to; (i) the increase in net loss of $(1,944,635); (ii) the increase in the movement of non-cash items of $1,301,059, consisting primarily of the movement in the fair value of contingent purchase consideration of $450,013 related to accretion expense of the discounted contingent purchase consideration due on the acquisition of USB, the increase in stock based compensation of $309,004 due to the number of options granted over the past twelve months, the increase in share based compensation due to our CEO electing to take his bonus and a portion of his compensation in stock and an increase in depreciation and amortization expense of $212,256, primarily related to the amortization of intangible assets which arose on the acquisition of USB; and (iii) the movement in working capital of $(528,325) primarily due to the increase in the movement of prepaid expenses of $(555,947) primarily due to software development costs for the US market, a reduction in the movement of gaming account liabilities of $(875,195), a decrease in the movement of taxes payable of $(183,476) due primarily to the lower profitability of the European operations, offset by an increase in the movement of accounts receivable of $1,002,879 due to the timing of our weekly settlements with our agents and customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $105,129 and $80,404 for the three months March 31, 2022 and 2021, an increase of $24,725, related to the acquisition of minor property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $84,820 and $2,912,498 for the three months March 31, 2022 and 2021, respectively, a decrease of $2,827,678. The decrease is primarily due to the lack of proceeds from warrant exercises during the three months ended March 31, 2022 compared to proceeds from warrants exercised in the prior period of $3,909,981 which warrant exercises in the prior period were offset by repayment of the bank credit line of $500,000, the movement in deferred purchase consideration paid in the prior period. The decrease was offset by proceeds derived from the open market sales of $127,618 in the current period.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2022	$6,407
2023	6,879
2024	798
Total undiscounted minimum future lease payments	$14,084

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2022	$274,766
2023	299,845
2024	227,145
2025	207,177
2026 and thereafter	341,105
Total undiscounted minimum future lease payments	$1,350,038

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

The movement on deferred purchase consideration consists of the following:

December 31, 2021
Principal Outstanding
Promissory notes due to related parties	$382,128
Repayment in cash	(385,121)
Foreign exchange movements	2,993
—
Present value discount on future payments
Present value discount	(5,174)
Amortization	5,133
Foreign exchange movements	41
—
Deferred purchase consideration, net	$—

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(3,159)	$(502)
Victor Salerno	(52,922)	(51,878)
	$(56,081)	$(51,380)

Related Party Receivables
Luca Pasquini	$1,378	$1,413

Luca Pasquini

On January 31, 2019, we acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, we paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, we issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

On July 11, 2021, we entered into an agreement with Engage IT Services Srl. ("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572), in addition, on October 14, 2021, we entered into a further agreement with Engage to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage.

On September 13, 2021, Mr. Pasquini, our Vice President of Technology, resigned as a director and officer of the Company.

Michele Ciavarella

Mr. Ciavarella agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, we issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date of issue.

On January 22, 2021, we issued Mr. Ciavarella 175,396 shares of common stock valued at $1,003,265, in settlement of accrued compensation due to him.

On July 15, 2021, Michele Ciavarella, Executive Chairman of the Company, was appointed as our interim Chief Executive Officer and President, effective July 15, 2021. Mr. Ciavarella will serve as our Executive Chairman and Interim Chief Executive Officer until the earlier of his resignation or removal from office.

Mr. Ciavarella agreed to take his 2021 bonus and a portion of his 2022 salary as a restricted stock award, on January 7, 2022, we issued Mr. Ciavarella 162,835 shares of common stock valued at $425,000 on the date of issue.

Carlo Reali

On January 5, 2022, we promoted Carlo Reali to the role of Interim Chief Financial Officer.

On March 29, 2022, we issued Mr. Reali ten-year options exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting equally over a 4 year period commencing on January 1, 2023.

We do not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of $71,200 .

Victor Salerno

On July 15, 2021 we consummated the acquisition of USB and in terms of the Purchase Agreement we acquired 100% of USB, from its members (the “Sellers”). Mr. Salerno was a 68% owner of USB and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing.

Together with the consummation of the acquisition of USB, we entered into a 4 year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

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

Pursuant to the Salerno Employment Agreement, Mr. Salerno has also agreed to customary restrictions with respect to the disclosure and use of our confidential information and has agreed that work product or inventions developed or conceived by him while employed with us relating to our business is our property. In addition, during the term of his employment and if terminated for cause for the 12 month period following his termination of employment, Mr. Salerno has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the type of services he was authorized, conducted, offered or provided to us, (2) solicit or induce any of our employees or independent contractors to terminate their employment with us, (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business or (4) solicit any actual or prospective vendors with whom he had material contact to support a competing business.

On September 13, 2021, the Board appointed Mr. Salerno, the President and founder of our newly acquired subsidiary, USB, to serve as a member of the Board.

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and repayable on December 31, 2023.

Paul Sallwasser

On September 13, 2021, we granted Mr. Sallwasser ten year options exercisable for 21,300 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

Steven Shallcross

On January 22, 2021, we issued to Mr. Shallcross, 5,245 shares of common stock valued at $30,000, in settlement of directors’ fees due to him.

On September 13, 2021, we granted Mr. Shallcross ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

Andrea Mandel-Mantello

On June 29, 2021, the Board appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello will serve on the audit committee.

On September 13, 2021, we granted Mr. Mandel-Montello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective as of March 31, 2022. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Management has begun to address this issue by employing additional staff both at operational and corporate level and we anticipate that we will be able to implement controls initially at a gradual pace as we train staff and then more rapidly as we prepare each operation to ensure that overall control objectives are met. We are currently in the process of improving our disclosure controls and procedures by implementing new policies and guidelines for internal controls and governance to permit a better review and approval process and improve quality of financial reporting.

Changes in Internal Control Over Financial Reporting

There were improvements made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) by adding in additional review levels and the segregation of accounting functions as well as the segregation of duties over the custody of assets, which occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks related to our financial position

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2021, we had a net loss of $15.1 million after an intangible impairment charge of $17.4 million and a revised contingent purchase consideration credit of $11.9 million and a net loss of $2.6 million for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021 we had accumulated deficits of $50.8 and $48.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and as of March 31, 2022 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to our Business

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy and European policies could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

•	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
•	a global or regional economic slowdown in any of our market segments;
•	changes in government policies and regulations affecting the Company or its significant customers;
•	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
•	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
•	postponement of spending, in response to tighter credit, financial market volatility and other factors;
•	rapid material escalation of the cost of regulatory compliance and litigation;
•	difficulties protecting intellectual property;
•	longer payment cycles;
•	credit risks and other challenges in collecting accounts receivable; and
•	the impact of each of the foregoing on outsourcing and procurement arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously disclosed in other filings with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment of Certificate of Incorporation of Elys Game Technology, Corp. dated November 2, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
10.1†	Amendment, effective January 5, 2022, to Employment Agreement, dated July 5, 2021, by and between the Registrant and Mark J. Korb (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2022)
10.2	Master Technology Development and License Agreement by and between Elys Game Technology, Corp. with Lottomatica S.p.A(Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on April 6, 2022)
31.1	Certification of Michele Ciavarella, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Carlo Reali, Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Michele Ciavarella, Principal Executive Officer and Carlo Reali, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

†	Indicates management contract or compensatory plan.

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

Date: May 16, 2022	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)