Form 10-Q
period 2022-06-30
Elys Game Technology, Corp.
filed 2022-08-15
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, the registrant had 26,860,810 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Elys Game Technology, Corp. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Elys Game Technology, Corp. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022.

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

Currently there are no restrictive lockdowns in any of the markets in which we operate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

Current Assets
Cash and cash equivalents	$6,018,635	$7,319,765
Accounts receivable	458,627	271,161
Gaming accounts receivable	901,779	2,418,492
Prepaid expenses	1,977,571	968,682
Related party receivable	—	1,413
Other current assets	458,032	403,972
Total Current Assets	9,814,644	11,383,485

Non - Current Assets
Restricted cash	355,643	386,592
Property and equipment	567,135	490,079
Right of use assets	1,117,563	589,288
Intangible assets	14,781,491	15,557,561
Goodwill	16,164,108	16,164,337
Marketable securities	100,000	7,499
Total Non - Current Assets	33,085,940	33,195,356
Total Assets	$42,900,584	$44,578,841

Current Liabilities
Bank overdraft	$—	$7,520
Accounts payable and accrued liabilities	4,790,763	6,820,279
Gaming accounts payable	2,716,199	2,610,305
Taxes payable	192,497	47,787
Advances from stockholders	173	502
Promissory notes payable - related parties	321,144	51,878
Operating lease liability	293,343	244,467
Financial lease liability	7,584	8,347
Bank loan payable - current portion	3,093	36,094
Total Current Liabilities	8,324,796	9,827,179

Non-Current Liabilities
Contingent Purchase Consideration	13,775,173	12,859,399
Deferred tax liability	3,132,901	3,291,978
Operating lease liability	833,045	340,164
Financial lease liability	3,330	7,716
Bank loan payable	149,759	151,321
Other long-term liabilities	371,242	359,567
Total Non-Current Liabilities	18,265,450	17,010,145
Total Liabilities	26,590,246	26,837,324

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 26,319,583 and 23,363,732 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2,632	2,336
Additional paid-in capital	71,681,523	66,233,292
Accumulated other comprehensive income	(761,314)	(251,083)
Accumulated deficit	(54,612,503)	(48,243,028)
Total Stockholders' Equity	16,310,338	17,741,517
Total Liabilities and Stockholders’ Equity	$42,900,584	$44,578,841

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$10,347,735	$11,689,949	$22,583,721	$25,847,277

Costs and Expenses
Selling expenses	7,868,719	9,616,584	17,154,951	20,278,399
General and administrative expenses	4,771,258	4,754,944	9,780,642	8,900,154
Restructuring and severance expenses	1,205,689	—	1,205,689	—
Total Costs and Expenses	13,845,666	14,371,528	28,141,282	29,178,553

Loss from Operations	(3,497,931)	(2,681,579)	(5,557,561)	(3,331,276)

Other (Expenses) Income
Interest expense, net of interest income	(9,678)	(2,194)	(13,537)	(10,043)
Amortization of debt discount	—	—	—	(12,833)
Other income	29,103	89,018	68,852	370,362
Changes in fair value of contingent purchase consideration	(465,761)	—	(915,774)	—
Other expense	(9,941)	(1,208)	(11,011)	(28,138)
Gain (loss) on marketable securities	15,000	(287,500)	92,500	(92,500)
Total Other (Expenses) Income	(441,277)	(201,884)	(778,970)	226,848

Loss Before Income Taxes	(3,939,208)	(2,883,463)	(6,336,531)	(3,104,428)
Income tax provision	123,949	112,113	(32,944)	(276,501)
Net Loss	$(3,815,259)	$(2,771,350)	$(6,369,475)	$(3,380,929)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(358,456)	84,743	(510,231)	(259,347)

Comprehensive Loss	$(4,173,715)	$(2,686,607)	$(6,879,706)	$(3,640,276)

Loss per common share – basic and diluted	$(0.16)	$(0.13)	$(0.27)	$(0.16)
Weighted average number of common shares outstanding – basic and diluted	24,118,752	22,012,153	23,818,620	21,761,334

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Six months ended June 30, 2022 and June 30, 2021

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
Six months ended June 30, 2021
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock compensation	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net Loss	—	—	—	—	(609,579)	(609,579)
Balance at March 31, 2021	22,011,109	$2,201	$60,080,571	$(76,140)	$(33,788,096)	$26,218,536

Proceeds from warrants exercised	5,000	1	12,499	—	—	12,500
Stock based compensation expense	—	—	291,162	—	—	291,162
Foreign currency translation adjustment	—	—	—	84,743	—	84,743
Net loss	—	—	—	—	(2,771,350)	(2,771,350)
Balance at June 30, 2021	22,016,109	$2,202	$60,384,232	$8,603	$(36,559,446)	$23,835,591

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Six months ended June 30, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales			(3,949)			(3,949)
Restricted stock compensation	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net loss	—	—	—	—	(2,554,216)	(2,554,216)
Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

Proceeds from open market sales	111,544	11	255,477	—	—	255,488
Brokers Fees on open market sales			(7,663)			(7,663)
Proceeds from private placement	2,625,000	263	2,486,925	—	—	2,487,188
Proceeds from prefunded warrants	—	—	512,758	—	—	512,758
Brokers fees on private placement	—	—	(245,950)	—	—	(245,950)
Stock based compensation expense			1,296,118			1,296,118
Foreign currency translation adjustment				(358,456)		(358,456)
Net loss	—	—	—	—	(3,815,259)	(3,815,259)
Balance at June 30, 2022	26,319,583	$2,632	$71,681,523	$(761,314)	$(54,612,503)	$16,310,338

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating Activities
Net Loss	$(6,369,475)	$(3,380,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	892,232	460,320
Amortization of debt discount	—	12,833
Restricted stock awards	425,000	140,000
Stock option compensation expense	1,894,090	580,130
Non-cash interest	9,151	4,696
Change in fair value of contingent purchase consideration	915,774	—
Unrealized (gain) loss on trading securities	(92,500)	92,500
Movement in deferred taxation	(159,077)	(46,720)
Gain on Government relief loan forgiven	—	(8,017)
Changes in Operating Assets and Liabilities
Prepaid expenses	(1,024,859)	(97,503)
Accounts payable and accrued liabilities	(1,700,177)	158,239
Accounts receivable	(132,614)	(19,623)
Gaming accounts receivable	1,313,461	214,012
Gaming accounts liabilities	329,183	140,608
Taxes payable	153,526	238,917
Due from related parties	1,056	(1,974)
Other current assets	(86,891)	66,449
Long term liability	42,300	(304,260)
Net Cash used in Operating Activities	(3,589,820)	(1,750,322)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment and intangible assets	(229,075)	(122,432)
Net Cash Used in Investing Activities	(229,075)	(122,432)

Cash Flows from Financing Activities
Proceeds from warrants exercised	—	3,922,481
Proceeds from bank overdraft	—	1,053
Repayment of bank overdraft	(7,233)	—
Repayment of bank credit line	—	(500,000)
Repayment of bank loan	(33,184)	(67,336)
Redemption of convertible debentures	—	(27,562)
Repayment of Government relief loan	—	(24,050)
Repayment of deferred purchase consideration – non-related parties	—	(410,383)
Proceeds from Subscriptions – Net of Fees	2,616,679	—
Proceeds from pre-funded warrants	512,758	—
Proceeds from related party promissory notes	260,000	—
Capital Finance Lease Repaid	(4,038)	(5,994)
Net Cash provided by Financing Activities	3,344,982	2,888,209

Effect of change in exchange rate	(858,166)	(506,503)

Net (decrease) increase in cash	(1,332,079)	508,952
Cash, cash equivalents and restricted cash – beginning of the period	7,706,357	20,044,769
Cash, cash equivalents and restricted cash – end of the period	$6,374,278	$20,553,721

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$6,018,635	$19,150,990
Restricted cash included in non-current assets	355,643	1,402,731
	$6,374,278	$20,553,721

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,898	$17,528
Income tax	$47,311	$118,266
Supplemental cash flow disclosure for non-cash activities
Common stock issued to settle liabilities	$—	$2,676,901

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“USB”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding the US market. The Company recently began operation in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 the Company entered into an agreement with Ocean Casino Resort in Atlantic City, New Jersey, to provide platform and bookmaking services. Ocean Casino Resort began using the Company’s platform and bookmaking services in March 2022.

The Company also provides business-to-consumer (“B2C”) gaming services in Italy through its subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits the Company to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through the Company’s licensed website www.newgioco.it or commercial webskins linked to the Company’s licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austrian Bookmakers license, that was regulated by the Austrian Federal Finance Ministry (“BMF”), to terminate.

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

Strategic agreements entered into with Lottomatica (currently known as G.B.O, S.p.A)

During the course of the second quarter, the Company entered into a Master Technology Development and License Agreement and a Technical Services Agreement with Lottomatica to develop and provide a dedicated Sports Betting Platform (“SBP”) for use in both land-based and on-line applications by Lottomatica in the U.S. and Canadian markets, as well as potentially worldwide. The contract is for a period of ten years, after which the source code will be assigned to Lottomatica. An option was also granted to Lottomatica that after a period of four years from the commencement of the provision of the SBP, that Lottomatica may acquire the source code to the SBP for €4.0 million.

The Technical Services Agreement was entered into with the Company’s subsidiary Odissea to provide engineering services, develop and deliver the software and provide operational and product management support to Lottomatica on the SBP. The initial term of the agreement is for a period of ten years and is based on cost plus a percentage of the services provided.

In a separate Virtual Service Agreement entered into between the Company’s subsidiary Virtual Generation and Goldbet S.p.A., a subsidiary of Lottomatica, whereby Virtual Generation will license virtual event content to be implemented on the Lottomatica’s Platform throughout the Lottomatica vast network of retail outlets and on the online services in Italy. The agreement provides for an exclusivity period of two years from the date of certification of the virtual platform by the Italian regulator (ADM), which will only allow Lottomatica and the Company to make use of the platform. Virtual Generation will generate commission revenue based on a percentage of Net Gaming Revenues.

In a separate Assignment Agreement entered into between the Company’s subsidiary, Multigioco, Lottomatica assigned ownership of approximately 100 Sports Rights to Multigioco, which will allow Multigioco to expand its land-based distribution network to approximately 110 point-of-sale locations. Multigioco expects to open the additional 100 outlets over the remainder of the calendar year. These rights are only valid until the ADM puts new location rights up for tender, which could take place at any time, and therefore were assigned a minimal value.

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

The Company’s operations are carried out through the following four geographically organized groups:

a)	an operational group based in Europe that maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	an operational group based in the U.S. with offices in Las Vegas, Nevada;
c)	a technology group which is based in Innsbruck, Austria and manages software development, training, and administration; and
d)	a corporate group which is based in North America and maintains an executive suite in Las Vegas, Nevada and a Canadian office in Toronto, through which the Company carries-out corporate activities, handles day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three and six months ended June 30, 2022.

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

Goodwill was recently assessed on December 31, 2021 and as of June 30, 2022 there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate.

Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operating leases, by evaluating the terms of the lease, including the following; the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term. Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in plant and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method. Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operational lease liability raised at the date of lease inception. The right of use asset and the operational lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

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

•	License fees are calculated as a percentage of each licensee’s level of activity and are contingent upon the licensee’s usage. The license fees are recognized on an accrual basis as earned.

•	Training fees and installation fees are recognized when each task has been completed.

•	Product support services are recognized based on the nature of the agreement with our customers, ad-hoc support service revenue will be recognized when the task is completed and revenue from product support service contracts will be recognized on a periodic basis where we charge a recurring fee to provide ongoing support services.

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

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land-based leisure betting establishments situated throughout Italy and recently added land-based operations in the U.S. and

(ii)	provider of certified betting Platform software services to global leisure betting establishments in Italy and 8 other countries.

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

The goodwill of $27,024,383 arising at the time of acquisition consists largely of the reputation and knowledge of USB in the sports betting market in the US markets which should facilitate the Company’s penetration into the U.S. market. All of the goodwill was assigned to the Betting platform software and services segment.

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
$35,261,261

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of Subsidiaries (continued)

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual for the six months ended June 30, 2022	$555,581	$(735,291)

2021 Supplemental pro forma from January 1, 2021 to June 30, 2021	$26,092,054	$(4,380,937)

4. Restricted Cash

Restricted cash consists of cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.

5. Property and Equipment

Property and equipment consists of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value
Leasehold improvements	$57,347	$(36,094)	$21,253	$27,260
Computer and office equipment	1,028,017	(768,735)	259,282	223,214
Fixtures and fittings	424,291	(256,764)	167,527	135,433
Vehicles	91,770	(60,061)	31,709	44,837
Computer software	221,098	(133,734)	87,364	59,335
	$1,822,523	$(1,255,388)	$567,135	$490,079

The aggregate depreciation charge to operations was $111,156 and $108,470 for the six months ended June 30, 2022 and 2021, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

Right of use assets included in the consolidated balance sheet are as follows:

	June 30, 2022	December 31, 2021
Non-current assets
Right of use assets - operating leases, net of amortization	$1,117,563	$598,288
Right of use assets - finance leases, net of depreciation – included in property and equipment	$10,527	$15,520

Lease costs consists of the following:

	Six Months Ended June 30,
	2022	2021
Finance lease cost:
Amortization of financial lease assets	$3,920	$5,970
Interest expense on lease liabilities	257	454

Operating lease cost	170,964	128,468

Total lease cost	$175,141	$134,892

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Other lease information:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(257)	$(454)
Operating cash flows from operating leases	(170,964)	(128,468)
Financing cash flows from finance leases	$(4,038)	$(5,994)

Weighted average remaining lease term – finance leases	1.47 years	2.62 years
Weighted average remaining lease term – operating leases	4.30 years	2.60 years

Weighted average discount rate – finance leases	3.73%	3.70%
Weighted average discount rate – operating leases	2.72%	3.58%

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2022	$3,989
2023	6,488
2024	753
Total undiscounted minimum future lease payments	11,230
Imputed interest	(316)
Total finance lease liability	$10,914

Disclosed as:
Current portion	$7,584
Non-Current portion	3,330
$10,914

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$165,030
2023	288,991
2024	218,147
2025	196,715
2026 and thereafter	321,741
Total undiscounted minimum future lease payments	1,190,624
Imputed interest	(64,236)
Total operating lease liability	$1,126,388

Disclosed as:
Current portion	$293,343
Non-Current portion	833,045
$1,126,388

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$6,149,537	$(1,608,626)	$4,540,911	$4,745,895
Licenses	957,420	(955,065)	2,355	3,413
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	8,145,927	(839,708)	7,306,219	7,538,533
Trademarks	1,537,111	(198,938)	1,338,173	1,413,887
Non-compete agreements	2,096,000	(502,167)	1,593,833	1,855,833
Websites	40,000	(40,000)	—	—
	$19,925,995	$(5,144,504)	$14,781,491	$15,557,561

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

The Company recorded $775,208 and $351,850 in amortization expense for finite-lived assets for the six months ended June 30, 2022 and 2021, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively as well as an Austrian Bookmaker License through the acquisition of Ulisse, which has subsequently being impaired to $0.

The estimated amortization expense for all intangibles over the next five year period is as follows:

Amount

Remainder of 2022	$776,030
2023	1,549,490
2024	1,548,777
2025	1,308,610
2026	1,024,778
Total estimated amortization expense	$6,207,685

8. Goodwill

	June 30, 2022	December 31, 2021
Opening balance	$28,687,501	$1,663,120
Acquisition of Bookmakers company US LLC	—	27,024,383
Foreign exchange movements	(679)	(452)
	28,686,822	28,687,051
Accumulated Impairment charge
Opening Balance January 1	(12,522,714)	—
Impairment charge	—	(12,522,714)
Closing Balance	(12,522,714)	(12,522,714)

Goodwill net of impairment charge	$16,164,108	$16,164,337

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

The shares of Zoompass were last quoted on the OTC market at $0.04 per share on June 30, 2022, resulting in an unrealized gain recorded to earnings related to these securities of $92,500 for the six months ended June 30, 2022.

10. Bank Loan Payable

In September 2016, the Company obtained a loan of €500,000 (approximately $545,000) from Intesa Sanpaolo Bank in Italy, which loan is secured by the Company's assets. The loan had an underlying interest rate of 4.5% above the Euro Inter Bank Offered Rate, subject to quarterly review and was amortized over 57 months initially expected to end on March 31, 2021. Monthly repayments of €9,760 began in January 2017.

In terms of a directive by the Italian Government, in order to provide financial relief due to the COVID-19 pandemic, Multigioco remained able to suspend repayments of the loan for a period of six months and the maturity date of the loan was extended to March 31, 2022, the interest rate remained the same at 4.5% above the Euro Inter Bank Offered Rate with monthly repayments revised to $9,971. The Company made payments of €29,913 (approximately $34,159) which included principal of €29,059 (approximately $33,184) and interest of €854 approximately $975) for the three months ended March 31, 2022, thereby extinguishing the loan.

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of USB with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of USB’s tangible and intangible assets.

Since acquisition of USB, the Company has repaid principal of $1,389 and has total accrued and unpaid interest of $5,409 on this loan as of June 30, 2022.

The maturity of bank loans payable as of June 30, 2022 is as follows:

Amount
Within 1 year	$3,093
1 to 2 years	3,211
2 to 3 years	3,333
3 to 4 years	3,461
5 years and thereafter	139,754
Total	$152,852
Disclosed as:
Current portion	$3,093
Non-Current portion	149,759
$152,852

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

	June 30, 2022	December 31, 2021
Opening balance	$12,859,399	$—
Contingent purchase consideration measured on the acquisition of USB	—	24,716,957
Changes in fair value	915,774	(11,857,558)
Closing balance	$13,775,173	$12,859,399

12. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	June 30, 2022	December 31, 2021
Severance liability	$371,242	$359,567

13. Related Parties

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(173)	$(502)
Victor Salerno	(321,144)	(51,878)
	$(321,317)	$(52,380)

Related Party Receivables
Luca Pasquini	$—	$1,413

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini, who at the time of acquisition was an executive officer and director of the Corporation, was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, the Company has paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, the Company issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

On July 11, 2021, the Company entered into an agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572), in addition, on October 14, 2021, the Company entered into a further agreement with Engage, to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company and on October 4, 2021, Mr. Pasquini became the Global Head of Engineering of the Company’s subsidiary Odissea Betriebsinformatik Beratung GmbH and ceased to be Vice President of Technology and an executive officer of the Company.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties (continued)

Michele Ciavarella

Mr. Ciavarella, the Company’s Executive Chairman of the Board, agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, the Company issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date of issue.

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

Mr. Ciavarella agreed to receive his 2021 bonus and a portion of his 2022 salary as a restricted stock award. On January 7, 2022, the Company issued Mr. Ciavarella 162,835 shares of common stock valued at $425,000 on the date of issue.

Carlo Reali

On January 5, 2022, the Company promoted Carlo Reali to the role of Interim Chief Financial Officer.

On March 29, 2022, the Company issued Mr. Reali ten-year options exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting equally over a 4 year period commencing on January 1, 2023.

The Company does not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of €76,631 (approximately $83,847).

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

Victor Salerno (continued)

Prior to the acquisition of USB, Mr. Salerno had advanced USB $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and is repayable on December 31, 2023.

Between February 23, 2022 and May 18, 2022, Mr. Salerno advanced USB a total of $260,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable on June 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty. These notes were advanced to USB without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore the Company acknowledges the advance of funds to USB by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute.

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

Andrea Mandel-Mantello

On June 29, 2021, the board of directors of the Company appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately. Mr. Mandel-Mantello serves on the audit committee of the Board.

On September 13, 2021, the Company granted Mr. Mandel-Mantello ten year options exercisable for 13,600 shares of common stock at an exercise price of $5.10, vesting equally over a twelve month period commencing on September 13, 2021.

14. Stockholders’ Equity

For the six months ended June 30, 2022, the Company issued a total of 162,835 shares of common stock, valued at $425,000 for the settlement of compensation and directors’ fees to the Company’s executive chairman, refer note 13 above.

Between March 28, 2022 and April 13, 2022, the Company sold 168,016 shares of common stock for gross proceeds of $387,053, less brokerage fees of $11,612 pursuant to the Open Market Sales AgreementSM that the Company entered into with Jefferies LLC on November 19, 2021.

On June 10, 2022, the Company entered into an engagement letter (the “Engagement Letter”), with H.C. Wainwright & Co., LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the exclusive placement agent for the Company, on a reasonable best efforts basis, in connection with an offering of securities (the “Offering”). The Company agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the gross proceeds received in the Offering. The Company also agreed to pay the Placement Agent $50,000 for fees and expenses of legal counsel and up to $15,950 for clearing fees.

On June 13, 2022, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance of (i) 2,625,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 541,227 shares of Common Stock with an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants to purchase an aggregate of up to 3,166,227 shares of Common Stock, with an exercise price of $0.9475 per share, subject to customary adjustments thereunder. If after the six month anniversary of the issuance date there is no effective registration statement registering the shares underlying the Warrants (the “Warrant Shares”) for resale, then the Warrants are exercisable on a cashless basis.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Stockholders’ Equity (continued)

The shares of Common Stock, the Pre-Funded Warrants, the Pre-Funded Warrant Shares and the Warrants are collectively referred to as the “Securities.” Pursuant to the Purchase Agreement, the Investor agreed to purchase the Securities for an aggregate purchase price of $3 million.

Pursuant to the Purchase Agreement, on June 15, 2022, an aggregate of 2,625,000 Shares and Pre-Funded Warrants to purchase 541,227 shares of Common Stock were issued to an Investor in a registered direct offering (the “Registered Offering”) and registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-256815), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2021, and was declared effective on June 14, 2021. The Company filed the prospectus supplement for the Registered Offering on June 15, 2022.

Pursuant to the Purchase Agreement, the Company issued a Warrant exercisable for 3,166,227 shares of common stock, exercisable at $0.9475 per share and expire on December 15, 2027, to the Investor in a concurrent private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Company has agreed to file a registration statement (the “Registration Statement”) to register the resale of the Warrant Shares within 90 days of the date of the Purchase Agreement and to use its commercially reasonable efforts to obtain effectiveness of the Registration Statement within 180 days following the closing of the Offering.

15. Warrants

In terms of the Purchase Agreement discussed in note 14 above, on June 15, 2022, the Company issued, (i) Pre-Funded Warrants to purchase 541,227 shares of Common Stock with an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and (ii) Warrants to purchase 3,166,227 shares of Common Stock, with an exercise price of $0.9475 per share, subject to customary adjustments thereunder. If after the six month anniversary of the issuance date there is no effective registration statement registering the Warrant Shares for resale, then the Warrants are exercisable on a cashless basis.

Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time after their original issuance until all of the Pre-Funded Warrants are exercised in full.

Each Warrant is exercisable for one share of Common Stock at an exercise price of $0.9475 per share, subject to customary adjustments thereunder. The Warrants have a term of five years and six months, maturing on December 15, 2027 and are exercisable from December 15, 2022.

A holder (together with its affiliates) of the Pre-Funded Warrant or Warrant may not exercise any portion of the Common Stock underlying the Pre-Funded Warrant or Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant or Warrant, as applicable. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant or Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in Warrants, provided that such cashless exercise shall only be permitted if the Registration Statement is not effective at the time of such exercise or if the prospectus to which the Registration Statement is a part is not available for the issuance of shares of Common Stock to the Warrant holder.

In addition, in certain circumstances, upon a Fundamental Transaction, the holders of the Pre-Funded Warrants and Warrants will have the right to receive as alternative consideration, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of such Fundamental Transaction, the number of shares of Common Stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of Common Stock for which the Pre-Funded Warrants or Warrants are exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a Fundamental Transaction, the holders of the Warrants have the right to require the Company or a successor entity to redeem the Warrants for an amount of consideration equal to the Black Scholes Value (as defined in the Warrants) of the remaining unexercised portion of the Warrants concurrently with or within thirty (30) days following the consummation of a Fundamental Transaction. In the event of a Fundamental Transaction, the holders of the Warrants will only be entitled to receive from the Company or its successor entity, as of the date of consummation of such Fundamental Transaction the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holders of the Common Stock in connection with the Fundamental Transaction, whether that consideration is in the form of cash, stock or any combination of cash and stock, or whether the holders of Common Stock are given the choice to receive alternative forms of consideration in connection with the Fundamental Transaction.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Warrants (continued)

A summary of all of the Company’s warrant activity during the period January 1, 2021 to June 30, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	2,053,145	$2.50	to	5.00	$2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	3.75	2.63
Outstanding December 31, 2021	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants*	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised	—	—
Outstanding June 30, 2022	4,205,395	$0.0001	to	5.00	$1.17

* The prefunded warrants have an indefinite maturity date and have been excluded from the calculation of the weighted average remaining years and the weighted average exercise price disclosed below.

The following tables summarize information about the pre-funded warrants outstanding as of June 30, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.0001	541,227	Indefinite	$0.0001	541,227	$0.0001

The following tables summarize information about warrants, other than pre-funded warrants outstanding as of June 30, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.9475	3,166,227	5.46	$0.9475	—	$—
$2.50	486,173	3.14	$2.50	486,173	$2.50
$5.00	11,768	0.92	5.00	11,768	5.00
	3,664,168	5.14	$1.17	497,941	$2.56

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

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock. On December 8, 2021, the Company held its 2021 Annual Meeting of Stockholders. At the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 4,000,000 shares of common stock

During the period ended June 30, 2022, the Company issued ten year options to purchase 160,000 shares at an exercise price of $2.50 per share, of which 100,000 were issued to our Interim CFO and 60,000 to an employee.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock Options (continued)

The options awarded during the six months ended June 30, 2022 were valued at $2.317 per share at the date of issuance using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

Six months ended June 30, 2022
Exercise price	$2.50
Risk free interest rate	2.41%
Expected life of options	10 years
Expected volatility of underlying stock	204.2%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2021 to June 30, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	1,622,938	$1.84	to	2.96	$2.11
Granted	1,193,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2.62
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2021	2,766,438	$1.84	to	5.10	$2.92
Granted	160,000	2.50			2.50
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Outstanding June 30, 2022	2,926,438	$1.84	to	5.10	$2.90

 The following tables summarize information about stock options outstanding as of June 30, 2022:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.84	648,000	0.08		648,000
$2.03	659,000	8.26		444,833
$2.50	160,000	9.75		—
$2.72	25,000	4.01		25,000
$2.80	220,625	7.23		151,862
$2.96	70,313	7.02		70,313
$3.43	25,000	9.47		—
$4.03	1,020,000	9.01		206,667
$4.07	25,000	9.05		—
$4.20	25,000	8.84		9,000
$5.10	48,500	9.21		36,375
	2,926,438	6.69	$2.90	1,592,050	$2.42

As of June 30, 2022, there were unvested options to purchase 1,334,388 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $4,062,658 which is expected to be recognized over a period of 45 months.

As of June 30, 2022, there was an aggregate of 2,926,438 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 655,301 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 3,418,261 shares available for future grants.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Turnover
Web-based	$186,441,824	$219,874,610	$402,222,106	$451,206,769
Land-based	1,818,081	218,129	3,603,188	12,043,959
Total Turnover	188,259,905	220,092,739	405,825,294	463,250,728

Winnings/Payouts
Web-based	173,924,052	205,048,852	374,777,873	420,647,267
Land-based	1,557,874	166,369	2,958,287	10,331,307
Total Winnings/payouts	175,481,926	205,215,221	377,736,160	430,978,574

Gross Gaming Revenues
Web-Based	12,517,772	14,825,758	27,444,233	30,559,502
Land-Based	260,207	51,760	644,901	1,712,652
Gross Gaming Revenues	12,777,979	14,877,518	28,089,134	32,272,154

Less: Gaming Taxes	3,117,380	3,285,273	6,848,210	6,614,311
Net Gaming Revenues	9,660,599	11,592,245	21,240,924	25,657,843

Betting platform and services	687,136	97,704	1,342,797	189,434
Revenue	$10,347,735	$11,689,949	$22,583,721	$25,847,277

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

The computation of the diluted income per share for the three and six months ended June 30, 2022 and 2021 was anti-dilutive due to the losses realized.

For the three and six months ended June 30, 2022 and 2021, the following options and warrants were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and Six Months ended June 30, 2022	Three and Six Months ended June 31, 2021
Options	2,926,438	1,697,938
Warrants	4,205,395	562,336
	7,131,833	2,260,274

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and only web based distribution throughout Italy, and

(ii)	Betting platform software and services

Provider of certified betting Platform software services to global leisure betting establishments in Italy, the U.S. and 8 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2022
	Betting establishments	Betting platform software and services	All other	Total
Purchase of non-current assets	$157,296	$66,208	$5,571	$229,075
Assets
Current assets	5,694,098	2,286,286	1,834,260	9,814,644
Non-current assets	2,524,416	30,455,689	105,835	33,085,940
Liabilities
Current liabilities	(5,289,319)	(1,536,891)	(1,498,586)	(8,324,796)
Non-current liabilities	(1,197,653)	(17,067,797)	—	(18,265,450)
Intercompany balances	5,098,265	(3,198,714)	(1,899,551)	—
Net asset position	$6,829,807	$10,938,573	$(1,458,042)	$16,310,338

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$21,498,130	$1,085,591	$—	$—	$22,583,721
Intercompany Service revenue	76,591	1,090,245	—	(1,166,836)	—
	21,574,721	2,175,836	—	(1,166,836)	22,583,721
Operating expenses
Intercompany service expense	1,090,245	76,591	—	(1,166,836)	—
Selling expenses	16,991,805	163,146	—	—	17,154,951
General and administrative expenses	2,941,303	3,943,324	2,896,015	—	9,780,642
Restructuring and severance expenses	—	—	1,205,689	—	1,205,689
	21,023,353	4,183,061	4,101,704	(1,166,836)	28,141,282

Income (Loss) from operations	551,368	(2,007,225)	(4,101,704)	—	(5,557,561)
Other (expenses) Income
Interest expense, net of interest income	(1,075)	(12,462)	—	—	(13,537)
Other income	66,473	2,379	—	—	68,852
Change in Fair value of contingent purchase consideration	—	(915,774)	—	—	(915,774)
Other expense	(7)	(11,004)	—	—	(11,011)
Gain on marketable securities	—	—	92,500	—	92,500
Total other income (expense)	65,391	(936,681)	92,500	—	(778,970)

Income (Loss) before Income Taxes	616,759	(2,944,086)	(4,009,204)	—	(6,336,531)
Income tax provision	(192,021)	159,077	—	—	(32,944)
Net Income (Loss)	$424,738	$(2,785,009)	$(4,009,204)	$—	$(6,369,475)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$15,005	$67,116	$40,311	$122,432
Assets
Current assets	10,877,808	913,319	9,385,445	21,176,572
Non-current assets	6,939,721	6,077,751	1,364,113	14,381,585
Liabilities
Current liabilities	(8,146,135)	(763,734)	(871,731)	(9,781,600)
Non-current liabilities	(762,301)	(1,178,665)	—	(1,940,966)
Intercompany balances	3,874,380	208,117	(4,082,497)	—
Net asset position	$12,783,473	$5,256,788	$5,795,330	$23,835,591

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$25,657,843	$189,434	$—	$—	$25,847,277
Intercompany Service revenue	207,118	2,608,669	—	(2,815,787)	—
	25,864,961	2,798,103	—	(2,815,787)	25,847,277
Operating expenses
Intercompany service expense	2,608,669	207,118	—	(2,815,787)	—
Selling expenses	20,269,209	9,190	—	—	20,278,399
General and administrative expenses	3,507,099	2,505,973	2,887,082	—	8,900,154
	26,384,977	2,722,281	2,887,082	(2,815,787)	29,178,553

(Loss) Income from operations	(520,016)	75,822	(2,887,082)	—	(3,331,276)
Other income (expense)
Interest expense, net of interest income	(4,890)		(5,154)	—	(10,043)
Interest expense, net of interest income		1		—
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Other income	361,316	1,029	8,017	—	370,362
Other expense	(24,119)	(4,019)	—	—	(28,138)
Loss on marketable securities	—	—	(92,500)	—	(92,500)
Total other income (expense)	332,307	(2,989)	(102,470)	—	226,848

(Loss) Income before Income Taxes	(187,709)	72,833	(2,989,552)	—	(3,104,428)
Income tax provision	(192,878)	(83,623)	—	—	(276,501)
Net Loss	$(380,587)	$(10,790)	$(2,989,552)	$—	$(3,380,929)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

21. Subsequent Events

Pre-funded warrants

In July 12, 2022, the investor exercised its pre-funded warrant for 541,227 shares at an exercise price of $0.0001 per share for gross proceeds of $54.12.

Legal matters

On July 20, 2022, the Company received notice that on July 17, 2022, an action was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (collectively “Plaintiffs”), against the Company and Bookmakers Company US LLC d/b/a U.S. Bookmaking (“USB,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against the Company relate to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in USB to the Company. Plaintiffs’ claims for relief asserted in the complaint include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. Plaintiffs seek a judgment for damages against the Company, including punitive damages, as well as declaratory relief against both the Company and USB. The Company believes the claims made by Plaintiff’s against the Defendants are completely without merit and intends to vigorously defend against the claims.

 Other than the above, the Company has evaluated subsequent events through the date the financial statements were issued, and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

For the period ended June 30, 2022, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Elys Gameboard Technologies and USB. Since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided, management simplified our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during the second quarter of 2021.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the three and six months ended June 30, 2022 and 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, US Bookmaking. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the three months and six months ended June 30, 2022 and 2021, which includes the operations of US Bookmaking for the three months and six months ended June 30, 2022.

Recent Developments

Financing

On June 15, 2022, we raised $3 million in gross proceeds and issued (i) an aggregate of 2,625,000 Shares and Pre-Funded Warrants to purchase 541,227 shares of Common Stock to an Investor in a registered direct offering, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-256815), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2021, and was declared effective on June 14, 2021 and (ii)in a concurrent private placement , warrants to purchase an aggregate of up to 3,166,227 shares of Common Stock, with an exercise price of $0.9475 per share and expiration date of December 15, 2027, subject to customary adjustments thereunder. If after the six month anniversary of the issuance date there is no effective registration statement registering the shares underlying the Warrants (the “Warrant Shares”) for resale, then the Warrants are exercisable on a cashless basis.

Strategic agreements entered into with Lottomatica (currently known as G.B.O, S.p.A)

We entered into a Master Technology Development and License Agreement and a Technical Services Agreement with Lottomatica to develop and provide a dedicated Sports Betting Platform (“SBP”) for use in both land-based and on-line applications by Lottomatica in the U.S. and Canadian markets, as well as potentially worldwide. The contract is for a period of ten years, after which the source code will be assigned to Lottomatica. An option was also granted to Lottomatica that after a period of four years from the commencement of the provision of the SBP, that Lottomatica may acquire the source code to the SBP for €4.0 million.

The Technical Services Agreement was entered into with our subsidiary Odissea to provide engineering services, develop and deliver the software and provide operational and product management support to Lottomatica on the SBP. The initial term of the agreement is for a period of ten years and is based on cost plus a percentage of the services provided.

In a separate Virtual Service Agreement entered into between our subsidiary Virtual Generation and Goldbet S.p.A., a subsidiary of Lottomatica, whereby Virtual Generation will license virtual event content to be implemented on the Lottomatica’s Platform throughout the Lottomatica vast network of retail outlets and on the online services in Italy. The agreement provides for an exclusivity period of two years from the date of certification of the virtual platform by the Italian regulator (ADM), which will only allow Lottomatica and us to make use of the platform. Virtual Generation will generate commission revenue based on a percentage of Net Gaming Revenues.

In a separate Assignment Agreement entered into between our subsidiary, Multigioco, Lottomatica assigned ownership of approximately 100 Sports Rights to Multigioco, which will allow us to expand our land-based distribution network to approximately 110 point-of-sale locations. We expect to open the additional 100 outlets over the remainder of the calendar year. These rights are only valid until the ADM puts new location rights up for tender, which could take place at any time, and therefore were assigned a minimal value.

Operational Developments

Management has implemented a strategic business initiative to reduce expenditures, improve efficiencies and maximize profitability within the underlying operating units. During the six months ended June 30, 2022, we managed to achieve a net income position of approximately $0.19 million in our European operations which consist of Multigioco, Odissea, Ulisse, Virtual Generation and Elys Technology Services, despite the closure of all of our Ulisse CTD locations in the prior year. Our U.S. USB subsidiary performance has been disappointing, producing a net loss of $1.16 million on revenues of $0.6 million for the six months ended June 30, 2022, primarily due to personnel costs which increased to $0.7 million and amortization of intangibles of $0.5 million. We are attempting to address this operational performance with the USB management team. Our other U.S. operation, Elys Gameboard, commenced operations in October 2021 and had produced a net loss of $0.37 million, with one operational customer. We are pursuing several new customers both in the Washington D.C. area as well as in Maryland and Ohio and once secured we expect to achieve profitable operations within the next twenty four months.

We are also taking steps to reduce corporate overhead and have restructured our operations by streamlining roles and reducing non-essential operating expenditures. Corporate overhead expenditures, net of one-time severance and restructuring expenses of $1.2 million, and non-cash option expense of $1.17 million were reduced by approximately $0.58 million during the six month period. Non-cash stock option expense increased by $0.59 million over the prior year primarily due to the stock options granted to key members of management during the prior year.

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

We do not believe that we have any direct or indirect reliance on goods sourced from Russia, Ukraine or Belarus or countries that are supportive of Russia.

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

Foreign Exchange

We operate in several foreign countries, including Austria, Italy, Malta, Colombia and Canada and we incur operating expenses and have foreign currency denominated assets and liabilities associated with these operations. Transactions involving our corporate expenditures are generally denominated in U.S. dollars and Canadian dollars while the functional currency of our subsidiaries is in Euro. Changes and fluctuations in the foreign exchange rate between the U.S. Dollar and the Euro, Canadian dollar and Colombian Peso will have an effect on our results of operations.

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

The critical accounting policies that involved significant estimation included the following:

Impairment of Indefinite Lived Assets and Goodwill

We carried intangible assets in the amount of $14.8 million and goodwill in the amount of $16.2 million as more fully described in Notes 7 and 8 to the condensed consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount. For impairment testing of indefinite-lived intangibles. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of US Bookmaking based on the forecasts provided by the vendors at the time of performing the business valuation, which factored in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Since performing this analysis we have no reason to believe that further impairment is necessary as of June 30, 2022.

Fair Value of Contingent Consideration

As of June 30, 2022, the Company carried contingent purchase consideration in the amount of $13.8 million as more fully described in Note 12 to the condensed consolidated financial statements. The contingent consideration relates to the business combination of US Bookmaking on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues as of December 31, 2021. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. We have no reason to believe that the contingent purchase consideration, which was remeasured at December 31, 2021, needs to be re-evaluated as of June 30, 2022.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Results of Operations for the three months ended June 30, 2022 and the three months ended June 30, 2021

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended June 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$186,441,824	$219,874,610	$(33,432,786)	(15.2)%
Turnover land-based	1,818,081	218,129	1,599,952	733.5%
Total Turnover	188,259,905	220,092,739	(31,832,834)	(14.5)%

Winnings/Payouts
Winnings web-based	173,924,052	205,048,852	(31,124,800)	(15.2)%
Winnings land-based	1,557,874	166,369	1,391,505	836.4%
Total Winnings/payouts	175,481,926	205,215,221	(29,733,295)	(14.5)%

Gross Gaming Revenues	12,777,979	14,877,518	(2,099,539)	(14.1)%

Less: Gaming Taxes	3,117,380	3,285,273	(167,893)	(5.1)%
Net Gaming Revenues	9,660,599	11,592,245	(1,931,646)	(16.7)%

Add: Service Revenues	687,136	97,704	589,432	603.3%
Total Revenues	$10,347,735	$11,689,949	$(1,342,214)	(11.5)%

The change in turnover (handle) is primarily due to the following:

Web-based turnover decreased by approximately $33.4 million or 15.2%. The decrease in turnover is attributable to the following; (i) during the current year the U.S. Dollar exchange rate against the Euro has strengthened from an average rate of $1.205 to $1.094 or 9.2%, resulting in a net currency loss in turnover of approximately $25.7 million, (ii) the closure of the Ulisse Data Transmission Centers (“CTD”) locations during the prior year, resulted in a decline in revenues of approximately $14.5 million; offset by an increase in turnover from Multigioco of approximately $6.7 million or 3.6%. Despite the slow-down in the growth of web-based revenues due to the softening of COVID restrictions, we still managed to grow this line of our business as we continue to gain market share. The percentage of payouts on web-based turnover remained static at 93.3% for the three months ended June 30, 2022 and 2021 respectively.

Land-based turnover increased by approximately $1.6 million or 733.5%. The increase is due to the softening of COVID restrictions during the current year, resulting in more people frequenting land-based locations which led to an improvement in turnover at our Multigioco land based operations, we expect this revenue to increase dramatically as we roll out our approximately 100 land-based locations from our recently acquired operating rights. The percentage of payouts on land-based turnover declined to 85.7% from 76.3% for the three months ended June 30, 2022 and 2021 respectively.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended June 30, 2022 is as follows; Sports betting turnover represented 19.7% (June 30, 2021 – 23.0%); casino style games represented 79.5% (June 30, 2021 – 76.0%); and other was 0.8% (June 30, 2021 - 1.0%). The shift towards more casino style games during the three months ended June 30, 2022, has a negative impact on our gross gaming revenues as the margin earned on our sports book averaged 16.6% (June 30, 2021 – 14.8%) and for our casino style games averaged 4.5% (June 30, 2021 - 4.4%), resulting in a blended GGR of 6.8% (June 30, 2021 6.8%). The percentage decrease in sports book turnover and GGR is primarily due to the closure of all Ulisse Italian based locations in June 2021. Although the sports betting hold improved to 16.6% from 14.8%, the lower sports betting turnover and GGR as a percentage of overall turnover and revenue resulted in a static overall blended GGR (or hold) of 6.8%.

Gaming taxes decreased by approximately $0.2 million or 5.1%, over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.4% and 22.1% for the three months ended June 30, 2022 and 2021 respectively. The increase in tax rate is attributable to the closure of the Ulisse CTD operations in June 2021, Ulisse had a significantly lower tax rate due to its incorporation being situated outside of Italy.

Service revenues increased by approximately $0.6 million or 603.3%. This is primarily due to; (i) revenues generated by USB operations of approximately $0.3 million and (ii) a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of approximately $7.9 million and $9.6 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of approximately $1.7 million or 17.7%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover was fairly consistent at 4.2% compared to 4.4% for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $4.8 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively. The general and administrative expenses remained consistent over the prior year despite the addition of the current operating loss from USB business, which added approximately $0.6 million of general and administrative costs for the three months ended June 30, 2022 and an increase in group non-cash stock based compensation expense of approximately $0.3 million for the three months ended June 30, 2022. Management has embarked on a cost reduction exercise, eliminating all unnecessary expenditure and focusing on returning the business to profitability, including the costs identified in our USB subsidiary.

Restructuring and severance expenses

Restructuring and severance expenses was approximately $1.2 million and $0 for the three months ended June 30, 2022 and 2021, respectively. As mentioned above, management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock based compensation charge of approximately $0.75 million, for the immediate vesting of options.

Loss from Operations

The loss from operations was approximately $3.5 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately $0.8 million or 29.6%. The increase in operating loss is directly attributable to the decrease in revenue, offset by the decreasing in selling expenses and the increase in restructuring and severance expenses as discussed above.

Interest Expense, Net of Interest Income

Interest expense was immaterial for the three months ended June 30, 2022 and 2021.

Other income

Other income was approximately $0.03 million and $0.09 million for the three months years ended June 30, 2022 and 2021, respectively, a decrease of approximately $0.06 million or 66.7%. Other income includes additional Covid relief funds received in Ulisse during the prior period.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0.5 million and $0 for the three months ended June, 2022 and 2021 respectively, an increase of approximately $0.5 million.  The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of USB.

Other expense

Other expense was immaterial for the three months ended June 30, 2022 and 2021.

Gain (Loss) on Marketable Securities

The gain on marketable securities was approximately $0.02 million for the three months ended June 30, 2022 and the loss on marketable securities was approximately $0.29 million for the three months ended June 30, 2021, an increase of approximately $0.31 million or 107.1%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $3.9 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately $1.0 million or 34.5%. The increase is attributable to the increase in loss from operations, the change in the fair value of contingent purchase consideration, offset by the movement in the gain on marketable securities during the current period.

Income Tax Provision

The income tax provision was a credit of approximately $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, The current period credit is due to the reversal of a portion of a tax provision raised in the previous quarter on our Multigioco operations and a deferred tax credit on intangible amortization.

Net Loss

Net loss was approximately $3.8 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately $1.0 million or 35.7% due to the increase in loss before income taxes, discussed above.

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

We recorded a foreign currency translation adjustment of approximately $(0.36) million and $0.085 for the three months ended June 30, 2022 and 2021, respectively. We expected a translation adjustment loss due to the recent strengthening of the U.S. Dollar against the Euro, as the majority of our operations are denominated in Euro’s.

Results of Operations for the six months ended June 30, 2022 and the six months ended June 30, 2021

Revenues

The following table represents disaggregated revenues from our gaming operations for the six months ended June 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Six Months Ended
	June 30, 2022	June 30, 2021	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$402,222,106	$451,206,769	$(48,984,663)	(10.9)%
Turnover land-based	3,603,188	12,043,959	(8,440,771)	(70.1)%
Total Turnover	405,825,294	463,250,728	(57,425,434)	(12.4)%

Winnings/Payouts
Winnings web-based	374,777,873	420,647,267	(45,869,394)	(10.9)%
Winnings land-based	2,958,287	10,331,307	(7,373,020)	(71.4)%
Total Winnings/payouts	377,736,160	430,978,574	(53,242,414)	(12.4)%

Gross Gaming Revenues	28,089,134	32,272,154	(4,183,020)	(13.0)%

Less: Gaming Taxes	6,848,210	6,614,311	233,899	3.5%
Net Gaming Revenues	21,240,924	25,657,843	(4,416,919)	(17.2)%

Add: Service Revenues	1,342,797	189,434	1,153,363	608.8%
Total Revenues	$22,583,721	$25,847,277	$(3,263,556)	(12.6)%

The change in turnover (handle) is primarily due to the following:

Web-based turnover decreased by approximately $49.0 million or 10.9%. The decrease in turnover is attributable to the following; (i) during the current year the U.S. Dollar exchange rate against the Euro has strengthened from an average rate of $1.205 to $1.094 or 9.2%, resulting in a net currency loss in turnover of approximately $41.6 million, (ii) the closure of the CTD locations during the prior year, resulted in a decline in revenues of approximately $31.5 million; offset by an increase in turnover from Multigioco of approximately $24.1 million or 6.4%. Despite the slow-down in the growth of web-based revenues due to the softening of COVID restrictions, we still managed to grow this line of our business as we continue to gain market share. The percentage of payouts on web-based turnover remained static at 93.2% for the six months ended June 30, 2022 and 2021 respectively.

Land-based turnover decreased by approximately $8.4 million or 70.1%. The decrease in turnover is attributable to the following; (i) during the current year the U.S. Dollar exchange rate against the Euro has strengthened from an average rate of $1.205 to $1.094 or 9.2%, resulting in a net currency loss in turnover of approximately $1.1 million, (ii) the closure of the CTD locations during the prior year, resulted in a decline in revenues of approximately $10.7 million; offset by an increase in turnover from Multigioco of approximately $3.4 million or 1,666.7%, due to the softening of COVID restrictions during the current year, resulting in more people frequenting land-based locations which led to an improvement in turnover at our Multigioco land based operations. we expect this revenue to increase dramatically as we roll out our approximately 100 land-based locations from our recently acquired operating rights. The percentage of payouts on land-based turnover improved to 82.1% from 85.8% for the six months ended June 30, 2022 and 2021 respectively.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the six months ended June 30, 2022 is as follows; Sports betting turnover represented 19.7% (June 30, 2021 – 23.9%); casino style games represented 79.5% ( June 30, 2021 – 75.1%); and other was 0.8% (June 30, 2021 – 1.0%). The shift towards more casino style games during the six months ended June 30, 2022, has a negative impact on our gross gaming revenues as the margin earned on our sports book averaged 17.5% (June 30, 2021 – 15.9%) and for our casino style games averaged 4.4% (June 30, 2021 - 4.2%), resulting in a blended GGR of 6.9% (June 30, 2021 7.0%). The percentage decrease in sports book turnover and GGR is primarily due to the closure of all Ulisse Italian based locations in June 2021. Although the sports betting hold improved to 17.5% from 15.9%, the lower sports betting turnover and GGR as a percentage of overall turnover and revenue resulted in a static overall blended hold of 6.9%.

Gaming taxes increased by approximately $0.2 or 3.5% over the prior period. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.4% and 20.5% for the six months ended June 30, 2022 and 2021, respectively. The increase is attributable to the closure of the Ulisse CTD operations in June 2021, Ulisse had a significantly lower tax rate due to its incorporation being situated outside of Italy.

Service revenues increased by approximately $1.2 million or 608.8%. This is primarily due to; (i) revenues generated by USB operations of approximately $0.6 million and (ii) a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of approximately $17.2 million and $20.3 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately $3.1 million or 15.3%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover decreased to 4.2% from 4.4% for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $9.8 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $0.9 million or 10.1%. The increase over the prior year is attributable to the following; an increase in general and administrative expenses of approximately $1.3 million related to the acquisition of USB on July 15, 2021, of which approximately $0.7 million relates to personnel costs; which was offset by a decrease in general and administrative expenses at our European operations and corporate office by approximately $0.9 million in line with our mandate to focus on profitability. Management continues to focus on cost reduction, eliminating all unnecessary expenditure and focusing on returning the business to profitability, including the costs identified in our USB subsidiary.

Restructuring and severance expenses

Restructuring and severance expenses was approximately $1.2 million and $0 for the six months ended June 30, 2022 and 2021, respectively. As mentioned above, management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock based compensation charge of approximately $0.75 million, for an immediate vesting of options.

Loss from Operations

The loss from operations was approximately $5.6 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $2.3 million or 69.7%. The increase in loss from operations is primarily due to the following: (i) the decrease in revenue, the increase in general and administrative expenses and restructuring and severance costs, offset by the decrease in selling expenses, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was immaterial for the six months ended June 30, 2022 and 2021.

Amortization of debt discount

The Amortization of debt discount in the prior period related to convertible debentures which were repaid or converted in the prior year.

Other income

Other income was approximately $0.07 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately $0.03 million or 82.5%. In the prior year, other income included a COVID tax credit of $0.09 million received from the Agenzia delle Dogane e dei Monopoli (“ADM”) for taxes previously charged; $0.2 million of COVID relief funds received by Ulisse during the prior period.

Other expense

Other expense was approximately $0.01 million and $0.03 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately $0.02 million or 66.7%. In the prior year, other expenses included an administrative penalty of $0.03 million related to ADM taxes provided for by Multigioco.

(Loss) gain on Marketable Securities

The gain on marketable securities was approximately $0.09 million and the loss on marketable securities was approximately $0.09 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $0.18 million. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $6.3 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $3.2 million or 103.2%. The increase is primarily attributable to the increase in loss from operations and the change in fair value of contingent purchase consideration, as discussed above

Income Tax Provision

The income tax provision was approximately $0.03 million and $0.28 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately $0.25 million. The current year charge decreased due to the closure of the Ulisse CTD operations in June 2021in the prior period.

Net Loss

Net loss was approximately $6.4 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $3.0 million or 88.2% due to the increase in loss before income taxes and the reduction in income tax provision, discussed above.

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

We recorded a foreign currency translation adjustment of approximately $0.5 million and $(0.26) million for the six months ended June 30, 2022 and 2021, respectively. We expected a translation adjustment loss due to the recent strengthening of the U.S. Dollar against the Euro, as the majority of our operations are denominated in Euro’s.

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

To date, we financed our business primarily though debt and equity placements and cash generated from operations. Recently, we have financed our business from the sale of shares of our common stock pursuant to the terms of the Open Market Sales AgreementSM that we entered into with Jefferies LLC on November 19, 2021, and a registered direct offering and concurrent private placement with an investor that closed on June 15, 2022.

Between March 28, 2022 and April 13, 2022, we sold 168,016 shares of common stock for gross proceeds of $387,053, less brokerage fees of $11,612 pursuant to the Open Market Sales AgreementSM that we entered into with Jefferies LLC on November 19, 2021.

On June 13, 2022, we entered into a Securities Purchase Agreement with a single investor (the “investor”) whereby we issued an aggregate of 2,625,000 shares of our common stock and Pre-Funded Warrants to purchase 541,227 shares of common stock in a registered direct offering, in addition we issued a warrant for 3,166,227 shares of common stock, exercisable at $0.9475 per share with a maturity date of December 15, 2027, to the Investor in a concurrent private placement. The registered direct offering and concurrent private placement closed on June 15, 2022. The gross proceeds from the offering were approximately $3,000,000 and the net proceeds from the offering were approximately $2.6 million after deducting certain fees due to the Placement Agent and our estimated transaction expenses.

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

The ongoing COVID-19 pandemic has impacted our Italian based operations, we have seen a shift towards web-based turnover (Handle) from our land-based turnover with the permanent closure of our Ulisse betting shop locations. The percentage Hold or Gross Gaming Revenue generated from our turnover is typically lower on web-based business which generally favors more casino type gaming at lower margins, as discussed above.

Assets

At June 30, 2022, we had total assets of approximately $42.9 million compared to approximately $44.6 million at December 31, 2021. A decrease of approximately $1.7 million, primarily due to a decrease in cash balances of approximately $1.3 million, a decrease in gaming receivables of approximately $1.5 million, offset by an increase in prepaid expenditure of approximately $1.0 million, primarily related to prepaid software development expenses for the US market, the balance of the movement is made up of several individually insignificant asset movements.

Liabilities

At June 30, 2022, we had approximately $26.6 million and $26.8 million in total liabilities at December 31, 2021. The decrease is primarily attributable to a decrease in accounts payable and accrued liabilities of approximately $2.0 million, primarily due to the concerted effort to reduce expenditure and the payment of several significant corporate legal bills during the current period, an increase in operating lease liabilities of approximately $0.5 million, due to a new Multigioco property lease entered into to accommodate the groups expansion, an increase in contingent purchase consideration of approximately $0.9 million, and an increase in promissory notes payable to a shareholder and director of approximately $0.26 million.

Working Capital

Working capital remained static at approximately $1.5 million at June 30, 2022 and December 31, 2021.

Accumulated Deficit

As of June 30, 2022, we had accumulated deficit of approximately $54.6 million compared to accumulated deficit of approximately $48.2 million at December 31, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $3.6 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $1.8 million. The increase in cash used in operating activities is primarily due to the increase in operating loss of approximately $3.0 million as discussed under results of operations above, offset by an increase in non-cash movements of approximately $2.6 million, primarily due to an increase in the movement in stock based compensation expense of approximately $1.3 million, including the accelerated amortization of stock options granted to a severed executive whose options vested immediately, the movement in the change in the fair value of contingent purchase consideration of approximately $0.9 million, due to the accretion expense expected on the USB earnout, and the increase in the movement of depreciation and amortization of approximately $0.45 million, primarily due the amortization of intangibles on the acquisition of USB.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $0.2 million compared to net cash used in investing activities of approximately $0.1 million for the six months ended June 30, 2021. We invested funds in computer related software and hardware predominantly for the U.S. based expansion strategy.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $3.1 million compared to approximately $2.9 million for the six months ended June 30, 2022. In the current period, a net amount of approximately $2.6 million was raised from a registered direct offering discussed above, after broker fees and expenses of approximately $0.4 million, and a further, approximately $0.25 million was raised from ATM sales, as discussed above. In the prior year net cash provided by financing activities consisted primarily of net proceeds of approximately $3.9 million raised from the exercise of warrants related to the underwritten public offering in August 2020, offset by the repayment of the bank letter of credit of approximately $0.5 million and the payment of deferred purchase consideration of approximately $0.4 million.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2022	$3,989
2023	6,488
2024	753
Total undiscounted minimum future lease payments	$11,230

The amount of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2022	$165,030
2023	288,991
2024	218,147
2025	196,715
2026 and thereafter	321,741
Total undiscounted minimum future lease payments	$1,190,624

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

Related Party Transactions

Deferred Purchase consideration, Related Party

During the first and second quarter of the prior year, we paid the remaining balance of €312,500 (approximately $385,121) to related parties in terms of the Virtual Generation promissory note.

The movement on deferred purchase consideration consists of the following:

December 31, 2021
Principal Outstanding
Promissory notes due to related parties	$382,128
Repayment in cash	(385,121)
Foreign exchange movements	2,993
—
Present value discount on future payments
Present value discount	(5,174)
Amortization	5,133
Foreign exchange movements	41
—
Deferred purchase consideration, net	$—

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(173)	$(502)
Victor Salerno	(321,144)	(51,878)
	$(321,317)	$(52,380)

Related Party Receivables
Luca Pasquini	$—	$1,413

Luca Pasquini

On January 31, 2019, we acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini, who at the time of acquisition was an executive officer and director of the Corporation, was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, we had paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, we issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

On July 11, 2021, we entered into an agreement with Engage IT Services Srl.("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572), in addition, on October 14, 2021, we entered into a further agreement with Engage, to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company and on October 4, 2021, Mr. Pasquini became the Global Head of Engineering of the Company’s subsidiary Odissea Betriebsinformatik Beratung GmbH and ceased to be Vice President of Technology and an executive officer of the Company.

Michele Ciavarella

Mr. Ciavarella, the Company’s Executive Chairman of the Board, agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, we issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date of issue.

On January 22, 2021, we issued Mr. Ciavarella 175,396 shares of common stock valued at $1,003,265, in settlement of accrued compensation due to him.

On July 15, 2021, Mr. Ciavarella, our Executive Chairman y, was appointed as our interim Chief Executive Officer and President, effective July 15, 2021. Mr. Ciavarella will serve as our Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

Mr. Ciavarella agreed to receive his 2021 bonus and a portion of his 2022 salary as a restricted stock award. On January 7, 2022, we issued Mr. Ciavarella 162,835 shares of common stock valued at $425,000 on the date of issue.

Carlo Reali

On January 5, 2022, we promoted Carlo Reali to the role of Interim Chief Financial Officer.

On March 29, 2022, we issued Mr. Reali ten-year options exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting equally over a 4 year period commencing on January 1, 2023.

We do not have a formal employment or other compensation related agreement with Mr. Reali; however, Mr. Reali will continue to receive the same compensation that he currently receives which is an annual base salary of €76,631 (approximately $83,847).

Victor Salerno

On July 15, 2021, we consummated the acquisition of USB and in terms of the Purchase Agreement, we acquired 100% of USB, from its members (the “Sellers”). Mr. Salerno was a 68% owner of USB and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing.

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

Between February 23, 2022 and May 18, 2022, Mr. Salerno advanced USB a total of $260,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable on June 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty. These notes were advanced to USB without our consent, as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore we acknowledge the advances of funds to USB by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute.

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

Andrea Mandel-Mantello

On June 29, 2021, the board of directors appointed Mr. Mandel-Mantello to serve as a member of the Board. The appointment was effective immediately and Mr. Mandel-Mantello serves on the audit committee of the Board.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Management has increased its number of staff in accounting functions and currently has a consulting agreement with a seasoned financial expert who, together with senior management will ensure that: (i) a formal accounting policy framework is put in place; (ii) policies and procedures are implemented to ensure that all significant accounting, legal, regulatory and risk management procedures are adequately documented and communicated effectively to all management and staff, as appropriate; and (iii) an approval framework will be implemented and adequately documented to ensure that management responsible for financial reporting is aware of all material aspects of the business that may impact financial reporting.

Changes in Internal Control Over Financial Reporting

There were changes made to our available personnel during the three months ended June 30, 2022, which will improve our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over the next 12 to 24 months. These changes included assigning clear tasks to an outside consultant that occurred during the three months ended June 30, 2022 and will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2019, an action was filed against the Company by Elizabeth J. MacLean, the Company’s former CFO, in the Superior Court of Arizona, Maricopa County (the “Arizona Court”), Case No. C2019-008383. The action challenged the Company’s termination of Ms. MacLean’s employment in May 2019 as unlawful under her employment agreement, dated September 19, 2018, with the Company and seeks damages in the amount of $1,050,204. On October 10, 2019, a default judgment was filed in the Arizona Court. On November 4, 2019, the Company filed a motion to set aside the default judgment based on, among other things, the failure by plaintiff’s counsel to follow the notice provisions of Arizona law which led to the default judgment. On January 29, 2020, the Arizona Court ruled in favor of the Company to set aside the default judgement. On March 16, 2021, the Arizona Court of Appeals denied Ms. MacLean’s appeal of the trial court’s decision to set aside a default judgement previously obtained by Ms. MacLean and has awarded costs to the Company, which Ms. MacLean is contesting. The Company believes this action to be wholly without merit and that it has various meritorious defenses to this action, including that Ms. MacLean was terminated during the stated probationary period set forth in her employment agreement with the Company and that the Company had good cause to affect any such termination, whether within or without the probationary period. We are negotiating the final terms of a settlement agreement with Ms. MacLean and expect to settle for approximately $51,000, which has been provided for.

On July 20, 2022, the Company received notice that on July 17, 2022, an action was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (“Plaintiffs”), against the Company and Bookmakers Company US LLC d/b/a U.S. Bookmaking (“USB,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against the Company relate to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in USB to the Company. Plaintiffs’ claims for relief asserted in the complaint include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. Plaintiffs seek a judgment for damages against the Company, including punitive damages, as well as declaratory relief against both the Company and USB. The Company believes the claims made by Plaintiff’s against the Defendants are completely without merit and intends to vigorously defend against the claims.

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

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2021, we had a net loss of $15.1 million after an intangible impairment charge of $17.4 million and a revised contingent purchase consideration credit of $11.9 million and a net loss of $6.4 million for the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021 we had accumulated deficits of $54.6 million and $48.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and as of June 30, 2022 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

Risks Related to our Common Stock

We may not be able to meet the continued listing requirements for the NASDAQ Stock Market. If our common stock is delisted from the NASDAQ Stock Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

Our common stock is currently listed on the NASDAQ Capital Market. On July 25, 2022, we received a NASDAQ Staff Determination letter notifying us that for the preceding 30 consecutive business days we were not in compliance with the requirement that our common stock maintain a minimum bid price of $1.00 per share.

We have until January 23, 2023 to comply with the $1.00 per share minimum bid price requirement. To remain listed, our common stock must have a closing bid price of at least $1.00 per share for ten consecutive business days prior to January 23, 2023. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements.

If we do not achieve compliance with the $1.00 per share minimum bid price requirement, the NASDAQ Staff would be required to issue us a delisting notice. We would have the opportunity to appeal a delisting notice to a NASDAQ Hearings Panel, which would delay any delisting until at least the date of the hearing. The NASDAQ Hearings Panel has discretion to grant an exception for up to 180 days after the initial delisting determination but it is not required to do so and may order a lesser exception period or order an immediate delisting. We may also fail to satisfy other NASDAQ continued listing requirements in the future.

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously disclosed in other filings with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
4.1	Form of Pre-Funded Warrant (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
10.2	Form of Indemnification Agreement ((Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 4, 2021)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer)