Form 10-Q
period 2022-09-30
Elys Game Technology, Corp.
filed 2022-11-14
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, the registrant had 30,360,810 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$4,690,034	$7,319,765
Accounts receivable	593,114	271,161
Gaming accounts receivable	1,116,713	2,418,492
Prepaid expenses	2,968,452	968,682
Related party receivable	8,318	1,413
Other current assets	372,561	403,972
Total Current Assets	9,749,192	11,383,485

Non-Current Assets
Restricted cash	332,606	386,592
Property, plant and equipment	617,906	490,079
Right of use assets	1,276,733	589,288
Intangible assets	14,403,191	15,557,561
Goodwill	16,164,049	16,164,337
Marketable securities	50,749	7,499
Total Non-Current Assets	32,845,234	33,195,356
Total Assets	$42,594,426	$44,578,841

Current Liabilities
Bank overdraft	$—	$7,520
Accounts payable and accrued liabilities	5,237,836	6,820,279
Gaming accounts payable	2,882,813	2,610,305
Taxes payable	401,933	47,787
Advances from related parties	161	502
Promissory notes payable, related parties	374,347	51,878
Operating lease liability	313,981	244,467
Financial lease liability	6,937	8,347
Bank loan payable, current portion	3,122	36,094
Total Current Liabilities	9,221,130	9,827,179

Non-Current Liabilities
Contingent Purchase Consideration	14,257,232	12,859,399
Deferred tax liability	3,053,362	3,291,978
Operating lease liability	977,456	340,164
Financial lease liability	1,439	7,716
Bank loan payable	148,968	151,321
Equipment funding loan, related parties	360,355	—
Other long-term liabilities	380,012	359,567
Total Non-Current Liabilities	19,178,824	17,010,145
Total Liabilities	28,399,954	26,837,324

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 30,360,810 and 23,363,732 shares issued and outstanding as of September 30, 2022 and December 31, 2021	3,036	2,336
Additional paid-in capital	73,756,657	66,233,292
Accumulated other comprehensive loss	(1,129,079)	(251,083)
Accumulated deficit	(58,436,142)	(48,243,028)
Total Stockholders' Equity	14,194,472	17,741,517
Total Liabilities and Stockholders’ Equity	$42,594,426	$44,578,841

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$9,591,294	$8,030,082	$32,175,015	$33,877,359

Costs and Expenses
Selling expenses	6,874,581	6,054,757	24,029,532	26,333,156
General and administrative expenses	5,808,768	5,075,300	15,589,410	13,975,455
Restructuring and severance expenses	—	—	1,205,689	—
Total Costs and Expenses	12,683,349	11,130,057	40,824,631	40,308,611

Loss from Operations	(3,092,055)	(3,099,975)	(8,649,616)	(6,431,252)

Other (Expenses) Income
Other income	21,931	74,327	90,783	444,689
Other expense	(45,528)	(384)	(56,539)	(28,522)
Interest expense, net of interest income	(9,104)	(4,705)	(22,641)	(14,748)
Change in fair value of contingent purchase consideration	(482,059)	(569,076)	(1,397,833)	(569,076)
Amortization of present value discount	—	—	—	(12,833)
(Loss) gain on marketable securities	(49,250)	(200,000)	43,250	(292,500)
Total Other (Expenses) Income	(564,010)	(699,838)	(1,342,980)	(472,990)

Loss Before Income Taxes	(3,656,065)	(3,799,813)	(9,992,596)	(6,904,242)
Income tax provision	(167,574)	284,636	(200,518)	8,136
Net Loss	(3,823,639)	(3,515,177)	(10,193,114)	(6,896,106)

Other Comprehensive Loss
Foreign currency translation adjustment	(367,765)	(154,572)	(877,996)	(413,917)

Comprehensive Loss	$(4,191,404)	$(3,669,749)	$(11,071,110)	$(7,310,023)

Loss per common share – basic and diluted	$(0.14)	$(0.15)	$(0.41)	$(0.33)
Weighted average number of common shares outstanding – basic and diluted	26,942,389	23,080,193	24,871,319	22,205,785

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Nine months ended September 30, 2022 and September 30, 2021

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
Nine months ended September 30, 2021
Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353

Proceeds from warrants exercised	1,488,809	149	3,909,832	—	—	3,909,981
Common stock issued to settle liabilities	467,990	47	2,676,854	—	—	2,676,901
Restricted stock compensation	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	288,968	—	—	288,968
Foreign currency translation adjustment	—	—	—	(344,088)	—	(344,088)
Net Loss	—	—	—	—	(609,579)	(609,579)
Balance at March 31, 2021	22,011,109	$2,201	$60,080,571	$(76,140)	$(33,788,096)	$26,218,536

Proceeds from warrants exercised	5,000	1	12,499	—	—	12,500
Stock based compensation expense	—	—	291,162	—	—	291,162
Foreign currency translation adjustment	—	—	—	84,743	—	84,743
Net loss	—	—	—	—	(2,771,350)	(2,771,350)
Balance at June 30, 2021	22,016,109	$2,202	$60,384,232	$8,603	$(36,559,446)	$23,835,591

Shares issued in consideration of acquisition	1,265,823	127	4,544,177	—	—	4,544,304
Proceeds from warrants exercised	16,000	1	39,999	—	—	40,000
Stock based compensation expense	—	—	671,678	—	—	671,678
Foreign currency translation adjustment	—	—	—	(154,572)	—	(154,572)
Net loss	—	—	—	—	(3,515,177)	(3,515,177)
Balance at September 30, 2021	23,297,932	$2,330	$65,640,086	$(145,969)	$(40,074,623)	$25,421,824

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Nine months ended September 30, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales	—	—	(3,949)	—	—	(3,949)
Restricted stock compensation	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net loss	—	—	—	—	(2,554,216)	(2,554,216)
Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

Proceeds from open market sales	111,544	11	255,477	—	—	255,488
Brokers Fees on open market sales	—	—	(7,663)	—	—	(7,663)
Proceeds from private placement	2,625,000	263	2,486,925	—	—	2,487,188
Proceeds from prefunded warrants	—	—	512,758	—	—	512,758
Brokers fees on private placement	—	—	(245,950)	—	—	(245,950)
Stock based compensation expense	—	—	1,296,118	—	—	1,296,118
Foreign currency translation adjustment	—	—	—	(358,456)	—	(358,456)
Net loss	—	—	—	—	(3,815,259)	(3,815,259)
Balance at June 30, 2022	26,319,583	$2,632	$71,681,523	$(761,314)	$(54,612,503)	$16,310,338

Proceeds from warrants exercised	541,227	54	—	—	—	54
Restricted stock compensation	3,500,000	350	1,587,250	—	—	1,587,600
Stock based compensation expense	—	—	487,884	—	—	487,884
Foreign currency translation adjustment	—	—	—	(367,765)	—	(367,765)
Net loss	—	—	—	—	(3,823,639)	(3,823,639)
Balance at September 30, 2022	30,360,810	$3,036	$73,756,657	$(1,129,079)	$(58,436,142)	$14,194,472

See notes to the unaudited condensed consolidated financial statements

 ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(10,193,114)	$(6,896,106)
Adjustments to reconcile net loss to net cash Used in Operating Activities
Depreciation and amortization	1,315,593	885,437
Change in fair value of contingent purchase consideration	1,397,833	569,076
Amortization of present value discount	—	12,833
Restricted stock awards	2,012,600	140,000
Stock option compensation expense	2,381,974	1,251,808
Non-cash interest	17,637	6,788
Unrealized (gain) loss on trading securities	(43,250)	292,500
Movement in deferred taxation	(238,616)	(116,896)
Gain on Government relief loan forgiven	—	(7,992)
Changes in Operating Assets and Liabilities (Net of assets acquired and liabilities assumed)
Prepaid expenses	(2,043,015)	(458,601)
Accounts payable and accrued liabilities	(1,013,194)	(1,095,287)
Accounts receivable	(282,002)	79,467
Gaming accounts receivable	981,478	89,293
Gaming accounts liabilities	693,455	516,302
Taxes payable	391,339	(110,385)
Due from related parties	(8,026)	(1,968)
Other current assets	(19,838)	(134,648)
Long term liabilities	76,916	(280,230)
Net Cash Used in Operating Activities	(4,572,230)	(5,258,609)

Cash Flows from Investing Activities
Acquisition of subsidiary, net of cash of $26,161	—	(5,973,839)
Acquisition of property, plant and equipment and intangible assets	(355,939)	(135,835)
Net Cash Used in Investing Activities	(355,939)	(6,109,674)

Cash Flows from Financing Activities
Proceeds from warrants exercised	—	3,962,482
Proceeds from bank overdraft	—	1,045
Repayment of bank overdraft	(7,043)	—
Repayment of bank credit line	—	(500,000)
Repayment of bank loan	(33,041)	(100,850)
Redemption of convertible debentures	—	(27,562)
Proceeds from promissory notes, related party	305,000	—
Proceeds from equipment funding, related party	360,000	—
Repayment of Government relief loan	—	(25,438)
Proceeds from subscriptions – net of fees	2,616,679	—
Proceeds from. Pre-funded warrants	512,813	—
Repayment of deferred purchase consideration, non-related parties	—	(385,121)
Repayment of deferred purchase consideration, related parties	—	(25,262)
Repayment of financial leases	(5,926)	(8,108)
Net Cash Provided by Financing Activities	3,748,482	2,891,186

Effect of change in exchange rate	(1,504,030)	(766,233)

Net decrease in cash	(2,683,717)	(9,243,330)
Cash, cash equivalents and restricted cash – beginning of the period	7,706,357	20,044,769
Cash, cash equivalents and restricted cash – end of the period	$5,022,640	$10,801,439

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$4,690,034	$9,408,035
Restricted cash included in non-current assets	332,606	1,393,404
	$5,022,640	$10,801,439

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,855	$22,609
Income tax	$84,988	$266,211
Supplemental cash flow disclosure for non-cash activities
Common stock issued to settle liabilities	$—	$2,676,901
Common shares issued in consideration of acquisition (Refer Note 3 below)	$—	$4,544,304

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“USB”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding the U.S. market. The Company recently began operation in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 the Company entered into an agreement with Ocean Casino Resort in Atlantic City, New Jersey, to provide platform and bookmaking services. Ocean Casino Resort began using the Company’s platform and bookmaking services in March 2022.

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

Strategic agreements entered into with Lottomatica (currently known as G.B.O, S.p.A)

During the second quarter of the 2022 financial year, the Company entered into a Master Technology Development and License Agreement and a Technical Services Agreement with Lottomatica to develop and provide a dedicated Sports Betting Platform (“SBP”) for use in both land-based and on-line applications by Lottomatica in the U.S. and Canadian markets, as well as potentially worldwide. The contract is for a period of ten years, after which the source code will be assigned to Lottomatica. An option was also granted to Lottomatica that after a period of four years from the commencement of the provision of the SBP, that Lottomatica may acquire the source code to the SBP for €4.0 million.

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

In a separate Assignment Agreement entered into between the Company’s subsidiary, Multigioco, Lottomatica assigned ownership of approximately 100 Sports Rights to Multigioco, which will allow Multigioco to expand its land-based distribution network to approximately 110 point-of-sale locations. Multigioco activated approximately 30 location rights during the third quarter of 2022 and expects to activate an additional 50 locations over the remainder of the 2022 calendar year, and the remaining 20 locations through the first quarter of 2023. These rights are only valid until the ADM puts new location rights up for tender, which could take place at any time, and therefore were assigned a minimal value.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business (continued)

The entities included in these unaudited condensed consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp. (“Elys”)	Parent Company	USA	U.S. dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. dollar
Bookmakers Company US, LLC	July 15, 2021	USA	U.S. dollar

The Company operates in two lines of business: (i) the operating of web based betting as well as land based leisure betting establishments situated throughout Italy and; (ii) provider of certified betting Platform software services to global leisure betting establishments and operators.

The Company’s operations are carried out through the following four geographically organized groups:

a)	an operational group based in Europe that maintains administrative offices headquartered in Rome, Italy with satellite offices for operations administration in Naples and Teramo, Italy and San Gwann, Malta;
b)	an operational group based in the U.S. with offices in Las Vegas, Nevada;
c)	a technology group which is based in Innsbruck, Austria and manages software development, training, and administration; and
d)	a corporate group which is based in North America and maintains an executive suite in Las Vegas, Nevada and a space in Toronto, Ontario, Canada through which the Company carries-out corporate activities, handles day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

All revenues were generated in Euro, Colombian Peso and U.S. dollars during the periods presented.

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

Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

The carrying value of the Company’s accounts receivables, gaming accounts receivable, accounts payable, gaming accounts payable and bank loans payable approximate fair value because of the short-term maturity of these financial instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three and nine months ended September 30, 2022.

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

The range of the estimated useful lives is as follows:

Description	Useful Life

Leasehold improvements	Life of the underlying lease
Computer and office equipment	3	to	5	years
Furniture and fittings	7	to	10	years
Computer Software	3	to	5	years
Vehicles	4	to	5	years

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

The range of the estimated useful lives is as follows:

Description	Useful Life

Betting Platform Software	15 years
Multigioco and Rifa ADM Licenses	1.5	to	7	years
Location contracts	5	to	7	years
Customer relationships	10	to	18	years
Trademarks/Tradenames	10	to	14	years
Websites	5 years
Non-compete agreements	4 years

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

Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Goodwill was recently assessed on December 31, 2021 and as of September 30, 2022 there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate. The Company is currently assessing the financial position and the future direction of its USB subsidiary and will enter into a mediation process with the executive management of USB. The outcome of this mediation is uncertain and until such time as the Company has determined an appropriate course of action, which is dependent on the outcome of the mediation and possible legal action initiated by the Company, the ability to project future business and profitability is uncertain. The Company expects to determine an appropriate course of action within the next three to six months, at which time the decision around impairment of the carrying value of the USB assets will be determinable.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity and include options and warrants, adding back any expenditure directly associated with the convertible instruments, if any. When the Company incurs a net loss, the effect of the Company’s outstanding stock options and warrants and convertible debt are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive.

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

3. Acquisition of Subsidiaries

On July 5, 2021, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Bookmakers Company US, LLC, a Nevada limited liability company doing business as USBookmaking (“USB”), from its members (the “Sellers”). On July 15, 2021 the Company consummated the acquisition of USB and in terms of the Purchase Agreement the Company acquired 100% of USB, from its members (the “Sellers”) and USB became a wholly owned subsidiary of the Company.

USB is a provider of sports wagering services such as design and consulting, turn-key sports wagering solutions, and risk management.

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of USB was $6 million in cash plus the issuance of 1,265,823 shares of the Company’s common stock with a market value of $4,544,304 on the date of acquisition.

The Purchase Agreement provided that the Sellers will have an opportunity to receive up to an additional $38,000,000 (undiscounted) plus a potential undiscounted premium of 10% (or $3,800,000) based upon achievement of stated adjusted cumulative EBITDA milestones until December 31, 2025, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash. The fair value of the contingent purchase consideration of $24,716,957 was estimated by applying the income approach, which uses significant assumptions (Level 3 assumptions) which are not readily available in the market.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Acquisition of subsidiaries (continued)

The goodwill of $27,024,383 arising at the time of acquisition consists largely of the reputation and knowledge of USB in the sports betting market in the U.S. markets which should facilitate the Company’s penetration into the U.S. market. All of the goodwill was assigned to the Betting platform software and services segment.

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
$35,261,261

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2020, is presented as follows:

.

	Revenue	Earnings

Actual for the nine months ended September 30, 2022	$872,366	$(1,786,317)

2021 Supplemental pro forma from January 1, 2021 to September 30, 2021	$34,288,462	$(7,154,851)

2020 Supplemental pro forma from January 1, 2020 to September 30, 2020	$24,992,504	$(4,810,317)

The 2021 Supplemental pro forma information was adjusted to exclude $120,479 of non-recurring acquisition costs, in addition, the 2021 and 2020 supplemental pro forma information was adjusted to account for amortization of intangibles on acquisition of $579,619 and $802,550 , respectively.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Restricted Cash

Restricted cash consists of cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank.  The Company no longer has an operating line of credit and will apply for the release of the restricted cash.

5. Property, plant and equipment

	September 30, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$53,632	$(34,396)	$19,236	$27,260
Computer and office equipment	1,013,804	(742,269)	271,535	223,214
Fixtures and fittings	400,215	(240,619)	159,596	135,433
Vehicles	86,087	(56,120)	29,967	44,837
Computer software	281,250	(143,678)	137,572	59,335
	$1,834,988	$(1,217,082)	$617,906	$490,079

The aggregate depreciation charge to operations was $152,955 and $162,594 for the nine months ended September 30, 2022 and 2021, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

Right of use assets included in the consolidated balance sheet are as follows:

	September 30, 2022	December 31, 2021
Non-current assets
Right of use assets - operating leases, net of amortization	$1,276,733	$598,288
Right of use assets - finance leases, net of depreciation – included in property, plant and equipment	$8,092	$15,520

Lease costs consists of the following:

	Nine Months Ended September 30,
	2022	2021
Finance lease cost:
Amortization of financial lease assets	$5,726	$8,071
Interest expense on lease liabilities	348	642

Operating lease cost	257,582	201,308
Total lease cost	$263,656	$210,021

Other lease information:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(348)	$(642)
Operating cash flows from operating leases	$(257,582)	$(201,308)
Financing cash flows from finance leases	$(5,926)	$(8,108)

Weighted average remaining lease term – finance leases	1.24 years	2.43 years
Weighted average remaining lease term – operating leases	4.64 years	1.95 years

Weighted average discount rate – finance leases	3.73%	3.73%
Weighted average discount rate – operating leases	2.83%	3.23%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2022	$1,810
2023	6,068
2024	704
Total undiscounted minimum future lease payments	8,582
Imputed interest	(206)
Total finance lease liability	$8,376

Disclosed as:
Current portion	$6,937
Non-Current portion	1,439
$8,376

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2022	$92,278
2023	334,306
2024	267,418
2025	242,980
2026 and thereafter	424,226
Total undiscounted minimum future lease payments	1,361,208
Imputed interest	(69,771)
Total operating lease liability	$1,291,437

Disclosed as:
Current portion	$313,981
Non-Current portion	977,456
$1,291,437

7. Intangible Assets

Intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$6,149,537	$(1,711,119)	$4,438,418	$4,745,895
Licenses	959,804	(948,171)	11,633	3,413
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	8,145,927	(955,865)	7,190,062	7,538,533
Trademarks	1,536,586	(236,342)	1,300,244	1,413,887
Non-compete agreements	2,096,000	(633,167)	1,462,833	1,855,833
Websites	40,000	(40,000)	—	—
	$19,927,854	$(5,524,664)	$14,403,190	$15,557,561

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

The Company recorded $1,162,438 and $722,843 in amortization expense for finite-lived assets for the nine months ended September 30, 2022 and 2021, respectively.

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively as well as an Austrian Bookmaker License through the acquisition of Ulisse, which has subsequently being impaired to $0.

The estimated amortization expense for all intangibles over the next five year period is as follows:

Amount

Remainder of 2022	$390,245
2023	1,555,010
2024	1,551,154
2025	1,308,599
2026	1,024,767
Total estimated amortization expense	$5,829,775

8. Goodwill

	September 30, 2022	December 31, 2021
Opening balance	$28,687,051	$1,663,120
Acquisition of Bookmakers Company US, LLC	—	27,024,383
Foreign exchange movements	(288)	(452)
	28,686,763	28,687,051
Accumulated Impairment charge
Opening Balance January 1	(12,522,714)	—
Impairment charge	—	(12,522,714)
Closing Balance	(12,522,714)	(12,522,714)

Goodwill net of impairment charge	$16,164,049	$16,164,337

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

The Company is currently assessing the financial position and the future direction of its USB subsidiary and will enter into a mediation process with the executive management of USB. The outcome of this mediation is uncertain and until such time as the Company has determined an appropriate course of action, which is dependent on the outcome of the mediation and possible legal action initiated by the Company, the ability to project future business and profitability is uncertain. The Company expects to determine an appropriate course of action within the next three to six months, at which time the decision around impairment of the carrying value of the USB assets will be determinable.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized into earnings.

The shares of Zoompass were last quoted on the OTC market at $0.0203 per share on September 30, 2022, resulting in an unrealized gain recorded to earnings related to these securities of $43,250 for the nine months ended September 30, 2022.

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

In terms of a directive by the Italian Government, in order to provide financial relief due to the COVID-19 pandemic, Multigioco was able to suspend repayments of the loan for a period of six months and the maturity date of the loan was extended to March 31, 2022, the interest rate remained the same at 4.5% above the Euro Inter Bank Offered Rate with monthly repayments revised to $9,971. The Company made payments of €29,913 (approximately $34,159) which included principal of €29,059 (approximately $33,184) and interest of €854 (approximately $975) for the three months ended March 31, 2022, thereby extinguishing the loan.

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of USB with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of USB’s tangible and intangible assets.

Since acquisition of USB, the Company has repaid principal of $3,247 and has total accrued and unpaid interest of $5,337 on this loan as of September 30, 2022.

The maturity of bank loans payable as of September 30, 2022 is as follows:

Amount
Within 1 year	$3,122
1 to 2 years	3,241
2 to 3 years	3,365
3 to 4 years	3,493
5 years and thereafter	138,869
Total	$152,090
Disclosed as:
Current portion	$3,122
Non-Current portion	148,968
$152,090

11. Contingent Purchase Consideration

In terms of the acquisition of USB disclosed in Note 3 above, the Purchase Agreement provides that the Sellers will have an opportunity to receive up to an additional $38,000,000 plus a potential premium of 10% (or $3,800,000) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash.

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

The Company is currently assessing the financial position and the future direction of its USB subsidiary and will enter into a mediation process with the executive management of USB. The outcome of this mediation is uncertain and until such time as the Company has determined an appropriate course of action, which is dependent on the outcome of the mediation and possible legal action initiated by the Company, the ability to project future business and profitability is uncertain. The Company expects to determine an appropriate course of action within the next three to six months, at which time the decision around impairment of the carrying value of the USB contingent purchase consideration will be determinable.

	September 30, 2022	December 31, 2021
Opening balance	$12,859,399	$—
Contingent purchase consideration measured on the acquisition of USB	—	24,716,957
Changes in fair value	1,397,833	(11,857,558)
Closing balance	$14,257,232	$12,859,399

12. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	September 30, 2022	December 31, 2021
Severance liability	$380,012	$359,567

13. Related Parties

Equipment loan - Related Party

On September 26, 2022, the Company entered into an equipment loan agreement with Braydon Capital Corp, for the principal sum of $500,000 of which an initial advance of $360,000 was received. The loan bears interest at 9% per annum, compounded monthly and is repayable on October 31, 2023. The loan agreement also provides for additional compensation to the lender of 1% of the gross income received from equipment funded by this loan, capped at 2% of the principal sum advanced.

Braydon Capital Corp is managed by Mr. Claudio Ciavarella, the bother of the Chairman of the Board.

The movement on Equipment loan - Related Party, consists of the following:

September 30, 2022
Opening balance	—
Loan advanced	$360,000
Loan repayments	—
Interest accrued	355
Closing balance	$360,355

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(161)	$(502)
Victor Salerno	(374,346)	(51,878)
	$(374,507)	$(52,380)

Related Party Receivables
Luca Pasquini	$—	$1,413

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

 13. Related Parties (continued)

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately $4,576,352), Mr. Pasquini, who at the time of acquisition was an executive officer and director of the Company, was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, the Company had paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

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

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,750 for services rendered to the Company.

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

On September 26, 2022, Mr. Ciavarella was awarded 300,000 restricted shares of common stock valued at $136,080 for services rendered to the Company.

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

On September 26, 2022, Mr. Reali was awarded 200,000 restricted shares of common stock valued at $90,720 for services rendered to the Company.

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced USB a total of $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty. These notes were advanced to USB without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore the Company acknowledges the advance of funds to USB by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of September 30, 2022, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

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

14. Stockholders’ Equity

On January 7, 2022, the Company issued a total of 162,835 shares of common stock, valued at $425,000 for the settlement of compensation and bonuses due to the Company’s executive chairman, refer note 13 above.

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

On June 13, 2022, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance of (i) 2,625,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 541,227 shares of Common Stock (the “Pre-Funded Warrant Shares”) with an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants to purchase an aggregate of up to 3,166,227 shares of Common Stock, with an exercise price of $0.9475 per share, subject to customary adjustments thereunder. If after the six month anniversary of the issuance date there is no effective registration statement registering the shares underlying the Warrants (the “Warrant Shares”) for resale, then the Warrants are exercisable on a cashless basis.

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

Pursuant to the Purchase Agreement, the Company issued a Warrant exercisable for 3,166,227 shares of common stock, exercisable at $0.9475 per share and expires on December 15, 2027, to the Investor in a concurrent private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On July 12, 2022, the pre-funded warrant disclosed in note 15 below for 541,227 shares of common stock was exercised at an exercise price of $0.0001 per share for gross proceeds of $54.12.

On September 14, 2022, the Company filed a registration statement (the “Registration Statement”) to register the resale of the Warrant Shares within 90 days of the date of the Purchase Agreement which was declared effective on September 16, 2022.

On September 26, 2022, the compensation committee awarded a total of 3,500,000 restricted shares of common stock, valued at $1,587,600 to senior management of the Company as additional compensation for services rendered. Of the 3,500,000 restricted shares awarded, Mr. Ciavarella, the Company’s interim Chief Executive Officer was awarded 300,000 restricted shares of common stock valued at 136,080 and Mr. Reali, our interim Chief Financial Officer was awarded 200,000 restricted shares of common stock, valued at $90,720.

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

On July 12, 2022, the pre-funded warrant disclosed in note 15 below for 541,227 shares of common stock was exercised at an exercise price of $0.0001 per share for gross proceeds of $54.12.

On September 14, 2022, the Company filed a registration statement (the “Registration Statement”) to register the resale of the Warrant Shares within 90 days of the date of the Purchase Agreement which was declared effective on September 16, 2022.

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

A summary of all of the Company’s warrant activity during the period January 1, 2021 to September 30, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	2,053,145	$2.50	to	5.00	$2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	3.75	2.63
Outstanding December 31, 2021	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants*	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised – pre-funded warrants*	(541,227)	0.0001			0.0001
Outstanding September 30, 2022	3,664,168	$0.9475	to	5.00	$1.17

* The prefunded warrants have an indefinite maturity date and have been excluded from the calculation of the weighted average remaining years and the weighted average exercise price disclosed below.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Warrants (continued)

The following tables summarize information about warrants outstanding as of September 30, 2022:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.9475	3,166,227	5.21	$0.9475	—	$—
$2.50	486,173	2.88	$2.50	486,173	$2.50
$5.00	11,768	0.66	5.00	11,768	5.00
	3,664,168	4.89	$1.17	497,941	$2.56

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

On November 20, 2020, the Company held its 2020 Annual Meeting of Stockholders. At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 1,850,000 shares of common stock. On December 8, 2021, the Company held its 2021 Annual Meeting of Stockholders. At the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 4,000,000 shares of common stock

On March 29, 2022, the Company issued ten year options to purchase 160,000 shares at an exercise price of $2.50 per share, of which 100,000 were issued to our Interim CFO and 60,000 to an employee.

On September 25, 2022, the Company issued ten year options to purchase 110,000 shares at an exercise price of $0.454 per share to two employees of the company.

The options awarded during the nine months ended September 30, 2022 were valued at an average of $1.56 per share at the date of issuance using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

	Nine months ended September 30, 2022
Exercise price	$0.454	to	2.50
Risk free interest rate	2.41	to	3.69%
Expected life of options	10 years
Expected volatility of underlying stock	204.2	to	205.3%
Expected dividend rate	0%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock Options (continued)

A summary of all of the Company’s option activity during the period January 1, 2021 to September 30, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	1,622,938	$1.84	to	2.96	$2.11
Granted	1,193,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2.62
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2021	2,766,438	$1.84	to	5.10	$2.92
Granted	270,000	0.454	to	2.50	1.67
Forfeited/cancelled	(652,375)	1.84	to	2.80	1.85
Exercised	—	—			—
Outstanding September 30, 2022	2,384,063	$0.454	to	5.10	$3.07

The following tables summarize information about stock options outstanding as of September 30, 2022:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.45	110,000	9.99		—
$2.03	659,000	8.01		487,667
$2.50	160,000	9.50		—
$2.72	25,000	3.75		25,000
$2.80	216,250	6.98		162,552
$2.96	70,313	6.77		70,313
$3.43	25,000	9.22		—
$4.03	1,020,000	8.76		358,333
$4.07	25,000	8.79		9,000
$4.20	25,000	8.59		9,000
$5.10	48,500	8.96		48,500
	2,384,063	8.39	$3.07384	1,170,365	$2.98

 As of September 30, 2022, there were unvested options to purchase 1,213,698 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $3,624,266 which is expected to be recognized over a period of 39 months.

As of September 30, 2022, there was an aggregate of 2,384,063 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 4,155,301 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 460,636 shares available for future grants.

The options outstanding at September 30, 2022 had an intrinsic value of $2,310.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months and nine months ended September 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Turnover
Turnover web-based	$163,563,603	$162,471,799	$565,785,709	$613,678,568
Turnover land-based	2,924,866	1,193,778	6,528,054	13,237,738
Total Turnover	166,488,469	163,665,577	572,313,763	626,916,306

Winnings/Payouts
Winnings web-based	152,545,450	152,328,198	527,323,323	572,975,466
Winnings land-based	2,208,100	1,031,217	5,166,387	11,362,524
Total Winnings/payouts	154,753,550	153,359,415	532,489,710	584,337,990

Gross Gaming Revenues	11,734,919	10,306,162	39,824,053	42,578,316

Less: ADM Gaming Taxes	2,822,830	2,515,570	9,671,040	9,129,881
Net Gaming Revenues	8,912,089	7,790,592	30,153,013	33,448,435

Service Revenues	679,205	239,490	2,022,002	428,924
Revenue	$9,591,294	$8,030,082	$32,175,015	$33,877,359

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Net loss per Common Share

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” options and warrants using the treasury stock method and the inclusion of all convertible securities, assuming these securities were converted at the beginning of the period or at the time of issuance, if later, adding back any direct incremental expenses related to the convertible securities, including interest expense, present value discount amortization. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

The computation of the diluted income per share for the three months and nine months ended September 30, 2022 and 2021 was anti-dilutive due to the losses realized.

For the three months and nine months ended September 30, 2022 and 2021, the following options and warrants were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and nine Months ended September 30, 2022	Three and nine Months ended September 30, 2021

Options	2,384,063	2,741,438
Warrants	3,664,168	546,336
	6,048,231	3,287,774

19. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)       Betting establishments

The operating of web based as well as land based leisure betting establishments situated throughout Italy; and only web based distribution through our Austrian subsidiary in the Italian market until June 2021, and

(ii)       Betting platform software and services

Provider of certified betting Platform software services to global leisure betting establishments and operators.

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$214,805	$64,721	$76,413	$355,939
Assets
Current assets	6,002,886	3,540,566	205,740	9,749,192
Non-current assets	2,681,303	30,048,147	115,784	32,845,234
Liabilities
Current liabilities	(5,904,785)	(2,070,572)	(1,245,773)	(9,221,130)
Non-current liabilities	(1,358,907)	(17,819,917)	—	(19,178,824)
Intercompany balances	5,006,155	(3,887,691)	(1,118,464)	—
Net asset position	$6,426,652	$9,810,533	$(2,042,713)	$14,194,472

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$30,408,624	$1,766,391	$—	$—	$32,175,015
Intercompany Service revenue	74,584	1,517,807	—	(1,592,391)	—
Total revenue	30,483,208	3,284,198	—	(1,592,391)	32,175,015
Operating expenses
Intercompany service expense	1,517,807	74,584	—	(1,592,391)	—
Selling expenses	23,896,814	132,718	—	—	24,029,532
General and administrative expenses	4,387,356	5,724,166	5,477,888	—	15,589,410
Restructuring and Severance expenses	—	—	1,205,689	—	1,205,689
Total operating expenses	29,801,977	5,931,468	6,683,577	(1,592,391)	40,824,631

Income (Loss) from operations	681,231	(2,647,270)	(6,683,577)	—	(8,649,616)

Other income (expense)
Other income	90,781	2	—	—	90,783
Other expense	(47,959)	(8,580)	—	—	(56,539)
Interest expense, net	(1,069)	(21,572)	—	—	(22,641)
Change in fair value of contingent purchase consideration	—	(1,397,833)	—	—	(1,397,833)
Gain on marketable securities	—	—	43,250	—	43,250
Total other income (expense)	41,753	(1,427,983)	43,250	—	(1,342,980)

Income (Loss) before Income Taxes	722,984	(4,075,253)	(6,640,327)	—	(9,992,596)
Income tax provision	(437,042)	236,524	—	—	(200,518)
Net Income (Loss)	$285,942	$(3,838,729)	$(6,640,327)	$—	$(10,193,114)

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$25,502	$37,881,164	$43,552	$37,950,218
Assets
Current assets	8,587,092	1,308,003	2,230,792	12,125,887
Non-current assets	6,783,911	43,666,430	1,156,085	51,606,426
Liabilities
Current liabilities	(6,499,182)	(915,762)	(1,225,532)	(8,640,476)
Non-current liabilities	(765,779)	(3,618,200)	(25,286,034)	(29,670,013)
Intercompany balances	4,247,985	(705,171)	(3,542,814)	—
Net asset position	$12,354,027	$39,735,300	$(26,667,503)	$25,421,824

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Nine months ended September 30, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$33,448,435	$428,924	$—	$—	$33,877,359
Intercompany Service revenue	271,518	3,323,848	—	(3,595,366)	—
Total revenue	33,719,953	3,752,772	—	(3,595,366)	33,877,359
Operating expenses
Intercompany service expense	3,323,848	271,518	—	(3,595,366)	—
Selling expenses	26,318,643	14,513	—	—	26,333,156
General and administrative expenses	5,251,863	4,204,834	4,518,758	—	13,975,455
Total operating expenses	34,894,354	4,490,865	4,518,758	(3,595,366)	40,308,611

Loss from operations	(1,174,401)	(738,093)	(4,518,758)	—	(6,431,252)

Other income (expense)
Other income	434,624	2,073	7,992	—	444,689
Other expense	(23,954)	(4,568)	—	—	(28,522)
Interest expense, net	(7,486)	(2,109)	(5,153)	—	(14,748)
Change in fair value of contingent purchase consideration	—	—	(569,076)	—	(569,076)
Amortization of present value discount	—	—	(12,833)	—	(12,833)
Loss on marketable securities	—	—	(292,500)	—	(292,500)
Total other income (expense)	403,184	(4,604)	(871,570)	—	(472,990)

Loss before Income Taxes	(771,217)	(742,697)	(5,390,328)	—	(6,904,242)
Income tax provision	(50,666)	58,802	—	—	8,136
Net Loss	$(821,883)	$(683,895)	$(5,390,328)	$—	$(6,896,106)

20. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

We also provide bookmaking services in the U.S. market via our recently acquired subsidiary Bookmakers Company US, LLC (dba USBookmaking or “USB”) and Elys Gameboard Technologies, LLC in certain regulated states where we offer B2B bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. We recently began operating in Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Casino Resort in Atlantic City and commenced operations in the state of New Jersey in March 2022.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and an office in Toronto, Ontario, Canada through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the period ended September 30, 2022, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Elys Gameboard Technologies and USB. During the second quarter of 2021, management simplified our Italian footprint by focusing investments towards our Multigioco operations and discontinued Ulisse since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the three and nine months ended September 30, 2022 and 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our USB subsidiary. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the three months and nine months ended September 30, 2022 and 2021, which includes the operations of USB for the three months and nine months ended September 30, 2022 and the three months ended September 30, 2021.

Recent Developments

Operational Developments

Management has implemented a strategic business initiative to reduce expenditure, improve efficiencies and maximize profitability within the underlying operating units. As a result, during the nine months ended September 30, 2022, Multigioco achieved net income of approximately $0.8 million, while on a combined basis, our European operations, which consists of Multigioco, Odissea, Ulisse, Virtual Generation and Elys Technology Services, achieved a net income position of approximately $0.28 million overall. The performance of our USB subsidiary in the U.S. has been disappointing, producing a net loss of $1.62 million on revenues of $0.9 million, which is primarily due to personnel costs that increased to $1.08 million and amortization of intangibles of $0.8 million for the nine months ended September 30, 2022. We have recently assumed operational management of USB and are currently assessing the viability of its customers and the current level of overhead. We also expect to enter mediation with the existing management in an attempt to address the sustainability of the operations in its current format. Our other U.S. operation, Elys Gameboard, commenced operations in October 2021 and had produced a net loss of $0.45 million, with one operational customer. We are pursuing several new customers both in the Washington D.C. area as well as in Maryland and Ohio and once secured we expect to achieve profitable operations within the next twelve to eighteen months.

We are also taking steps to reduce corporate overhead and have restructured our operations by streamlining roles and reducing non-essential operating expenditures. Corporate overhead expenditures, net of one-time severance and restructuring expenses of $1.2 million, and non-cash option and compensation expense of $4.39 million were reduced by approximately $0.87 million during the nine month period. Non-cash stock option expense increased by $3.0 million over the prior year primarily due to the restricted stock grant during September 2022 and stock options granted to key members of management during the prior year.

Global issues

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

Inflation

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as our land based retail locations decreased. The future progression of the pandemic and its effects on our business and operations are uncertain. We  may face difficulties recruiting employees because of the outbreak. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand for our services foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

Critical Accounting Estimates

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

The critical accounting policies that involved significant estimation included the following:

Impairment of Indefinite Lived Assets and Goodwill

We carried intangible assets in the amount of $14.4 million and goodwill in the amount of $16.2 million as more fully described in Notes 7 and 8 to the condensed consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount. For impairment testing of indefinite-lived intangibles. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of USB based on the forecasts provided by the vendors at the time of performing the business valuation, which factored in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Since performing this analysis, we have assumed operational management of this entity and are currently assessing the revenues and expenditures associated with the operation, currently we do not believe that further impairment is necessary, however, once we have reviewed the revenue base and improved the operational efficiencies, which we expect to have completed by year end, we will readdress the impairment analysis.

Fair Value of Contingent Consideration

As of September 30, 2022, the Company carried contingent purchase consideration in the amount of $14.3 million as more fully described in Note 12 to the condensed consolidated financial statements. The contingent consideration relates to the business combination of USB on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. The customer acquisition process has proven to take longer than expected with a resultant impact on forecasted revenue streams over the contingent earnout period. Management revised its estimated revenues as of December 31, 2021. These forecasts were reviewed and adjusted to ensure they appeared reasonable based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add in a fiscal period. Based on our discussion under impairment of indefinite lived assets and goodwill, we are currently assessing the USB business and expect to have completed our analysis by December 31, 2022, the result which may impact the carrying value of intangibles, goodwill and the contingent purchase consideration.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Results of Operations for the three months ended September 30, 2022 and the three months ended September 30, 2021

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended September 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three Months Ended
	September 30, 2022	September 30, 2021	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$163,563,603	$162,471,799	$1,091,804	0.7%
Turnover land-based	2,924,866	1,193,779	1,731,087	145.0%
Total Turnover	166,488,469	163,665,578	2,822,891	1.7%

Winnings/Payouts
Winnings web-based	152,545,450	152,328,199	217,251	0.1%
Winnings land-based	2,208,100	1,031,217	1,176,883	114.1%
Total Winnings/payouts	154,753,550	153,359,416	1,394,134	0.9%

Gross Gaming Revenues
Web-Based	11,018,153	10,143,600	874,553	8.6%
Land-Based	716,766	162,562	554,204	340.9%
Gross Gaming Revenues	11,734,919	10,306,162	1,428,757	13.9%

Less: ADM Gaming Taxes	2,822,830	2,515,570	307,260	12.2%
Net Gaming Revenues	8,912,089	7,790,592	1,121,497	14.4%

Add: Service Revenues	679,205	239,490	439,717	183.6%
Total Revenues	$9,591,294	$8,030,082	$1,561,214	19.4%

The change in turnover (handle) is primarily due to the following:

Web-based turnover

For the three months ended September 30, 2022 and 2021, all of our web-based turnover was generated by Multigioco after the closure of our Ulisse CTD operations in the second quarter of the prior year. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year had an adverse foreign currency impact of approximately $25.5 million or 15.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our web-based turnover in Euro increased by €24.9 million from €138.5 million to €163.4 million or 18.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, however our web-based turnover reported in U.S. dollars increased by $1.1 million from $162.4 million to $163.5 million or 0.7%. The softening of COVID restrictions in Italy has also driven some web-based turnover to the land-based channel, and despite this effect, we managed to increase web-based turnover due to market share growth in Italy. The percentage of payouts on web-based turnover improved slightly to 93.3% from 93.8% for the three months ended September 30, 2022 and 2021 respectively.

Land-based turnover

During the three months ended September 30, 2022, we activated approximately 30 new land-based locations in Multigioco with recently acquired operating rights. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year had an adverse foreign currency impact of approximately $0.1 million or 12.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our land-based turnover in Euro increased by €1.8 million from €1.0 million to €2.8 million or 180.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, however our land-based turnover reported in U.S. dollars increased by $1.7 million from $1.2 million to $2.9 million or 145%. The softening of COVID restrictions during the current year resulted in more walk-in patrons frequenting our land-based locations and we expect this revenue to continue increasing as the remaining 70 land-based locations from our recently acquired operating rights are rolled out. The percentage of payouts on land-based turnover improved to 75.5% from 86.4% for the three months ended September 30, 2022 and 2021 respectively.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended September 30, 2022 is as follows: sports betting turnover represented 19.1% (September 30, 2021 – 19.3%); casino style games represented 80.3% (September 30, 2021 – 80.0%); and other was 0.6% (September 30, 2021 – 0.7%). The margin earned on our sports book averaged 18.8% (September 30, 2021 – 14.9%) and our casino style games averaged 4.3% (September 30, 2021 - 4.2%), resulting in a blended GGR of 7.0% (September 30, 2021 – 6.3%). The slight shift towards lower margin casino type products during the current period was offset by the higher margin earned on the sports book during the current period.

Gaming taxes increased by approximately $0.3 million or 12.2% due to the improvement in GGR of approximately $1.4 million. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.1% and 24.4% for the three months ended September 30, 2022 and 2021 respectively, in line with expectations.

Service revenues increased by approximately $0.4 million or 183.6%. This is primarily due to; (i) revenues generated by USB operations of approximately $0.3 million and (ii) a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of approximately $6.9 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.9 million or 13.5%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover increased to 4.1% compared to 3.7% for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to commissions paid to new land based locations as part of our marketing efforts.

General and Administrative Expenses

General and administrative expenses were approximately $5.8 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.7 million or 14.5%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $1.2 million, which includes an increase in stock based compensation expense of approximately $1.4 million, resulting in a net decrease in personnel costs, excluding stock based compensation expense, of approximately $0.2 million, which is in line with our mandate to reduce operating expenditure. The increase in stock based compensation of approximately $1.4 million is primarily due to the issuance of restricted stock to key management as an incentive for reducing operating expenditure in terms of our mandate; and (ii) an increase in foreign exchange gain of approximately $0.2 million, predominantly at corporate level, based on the strength of the U.S. dollar to the Euro during the current period. The balance of the decrease of approximately $0.5 million consists of numerous individually insignificant expenses that have been managed by operational management in terms of our mandate to reduce operating expenditure.

Loss from Operations

The loss from operations was approximately $3.1 million and $3.1 million for the three months ended September 30, 2022 and 2021. The increase in revenue was offset by an increase in selling expenses and general and administrative expenses, of which approximately $1.4 million was non-cash compensation expense.

 Other income

Other income was approximately $0.02 million and $0.07 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.05 million or 71.4%. Other income includes additional Covid relief funds received in Ulisse during the prior period.

Other expense

Other expense was approximately $0.04 million and $0 for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.04 million, the amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense was approximately $0.009 million and $0.004 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.005. The amount is immaterial.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.1 million. The decrease is due to the prior year reduction in the estimated contingent purchase consideration due on the acquisition of USB of approximately $11.9 million, thereby reducing the future accretion expense associated with the present value of the contingent purchase consideration.

 (Loss) gain on Marketable Securities

The loss on marketable securities was approximately $0.05 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.15 million or 75.0%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $3.7 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.1 million or 2.6%. The loss from operations was stable at approximately $3.1 million, as discussed above, the decrease in loss before income taxes is related to other expenses and income and is primarily due to the reduction in the contingent purchase consideration charge and the reduction in the loss on marketable securities.

Income Tax Provision

The income tax provision was a charge of approximately $(0.2) million and a credit of approximately $0.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.5 million or 166.7%. The prior period credit was due to a reduction in profitability in our Multigioco and Odissea operations in the third quarter of the prior year resulting in reversal of the tax provision raised in the previous quarters. During the current period, the operations of Multigioco have improved substantially, resulting in an increase in the income tax provision.

Net Loss

Net loss was approximately $3.8 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.3 million or 8.6% due to the decrease in loss before income taxes, offset by the increase in income tax provision, discussed above.

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

We recorded a foreign currency translation loss of approximately $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, primarily due to the strengthening of the U.S. dollar against the Euro over both reporting periods.

Results of Operations for the nine months ended September 30, 2022 and the nine months ended September 30, 2021

Revenues

The following table represents disaggregated revenues from our gaming operations for the nine months ended September 30, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, while Service Revenues represents revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Nine Months Ended
	September 30, 2022	September 30, 2021	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$565,785,709	$613,678,568	$(47,892,859)	(7.8)%
Turnover land-based	6,528,054	13,237,738	(6,709,684)	(50.7)%
Total Turnover	572,313,763	626,916,306	(54,602,543)	(8.7)%

Winnings/Payouts
Winnings web-based	527,323,323	572,975,466	(45,652,143)	(8.0%
Winnings land-based	5,166,387	11,362,524	(6,196,137)	(54.5)%
Total Winnings/payouts	532,489,710	584,337,990	(51,848,280)	(8.9)%

Gross Gaming Revenues
Web-Based	38,462,386	40,703,102	(2,240,716)	(5.5)%
Land-Based	1,361,667	1,875,214	(513,547)	(27.4)%
	39,824,053	42,578,316	(2,754,263)	(6.5)%

Less: ADM Gaming Taxes	9,671,040	9,129,881	541,159	(5.9)%
Net Gaming Revenues	30,153,013	33,448,435	(3,295,422)	(9.9)%

Add: Service Revenues	2,022,002	428,924	1,593,078	371,4%
Total Revenues	$32,175,015	$33,877,359	$(1,702,344)	(5.0)%

The change in turnover (handle) is primarily due to the following:

Web-based turnover

For the nine months ended September 30, 2022, all of our web-based turnover was generated by Multigioco after the closure of our Ulisse CTD operations in the second quarter of the prior year. As a result, Multigioco web-based turnover in Euro for the nine months ended September 30, 2022 increased €46.9 million or 9.7% compared to Ulisse turnover of €28.7 million in the prior period. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year had an adverse foreign currency impact of approximately $67.2 million or 11.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Overall web-based turnover in Euro increased by €18.2 million from €512.8 million to €531.0 million or 3.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, however, our web-based turnover reported in U.S. dollars decreased by $47.9 million from $613.7 million to $565.8 million or 7.8%. The softening of COVID restrictions in Italy has also driven some web-based turnover to the land-based channel, and despite this effect, we managed to grow web-based turnover due to market share growth in Italy. The percentage of payouts on web-based turnover improved slightly to 93.2% from 93.4% for the nine months ended September 30, 2022 and 2021 respectively.

Land-based turnover

During the nine months ended September 30, 2022, we activated approximately 30 new land-based locations in Multigioco with recently acquired operating rights. As a result, Multigioco land-based turnover in Euro increased by €4.9 million, offsetting the decrease of €9.8 million in prior period turnover from Ulisse which was closed in the second quarter of the prior year. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year had an adverse foreign currency impact of approximately $1.5 million or 11.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Overall, our land-based turnover in Euro decreased by €4.9 million from €11.0 million to €6.1 million or 44.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, however our land-based turnover in U.S. dollars decreased by $6.7 million from $13.2 million to $6.5 million or 50.7%. The softening of COVID restrictions during the current year resulted in more walk-in patrons frequenting our land-based locations and we expect this revenue to continue increasing as the remaining 70 land-based locations from our recently acquired operating rights are rolled out. The percentage of payouts on land-based turnover improved to 79.1% from 85.8% for the nine months ended September 30, 2022 and 2021 respectively.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the nine months ended September 30, 2022 is as follows: sports betting turnover represented 19.5% (September 30, 2021 – 22.7%); casino style games represented 79.7% (September 30, 2021 – 76.4%); and other was 0.8% (September 30, 2021 – 0.9%). The margin earned on our sports book averaged 17.9% (September 30, 2021 – 15.7%) and our casino style games averaged 4.4% (September 30, 2021 – 4.2%), resulting in a blended GGR of 7.0% (September 30, 2021 – 6.8%). The shift towards lower margin casino type products during the current period was offset by the higher margin earned on the sports book during the current period.

Gaming taxes increased by approximately $0.5 million or 5.9%. The relative rate of our gaming taxes, which is based on Gross Gaming Revenues was 24.3% and 21.1% for the nine months ended September 30, 2022 and 2021 respectively. The increase is attributable to the shift of our gaming business to Multigioco which has an average gaming tax of approximately 24.5% compared to Ulisse, which was discontinued in the prior year, with a significantly lower tax rate due to its incorporation being situated outside of Italy.

The impact of the strengthening of the U.S. dollar against the Euro by approximately 11.0% during the nine months ended September 30, 2022, was approximately $3.7 million. The increase in GGR in Euro was €0.4 million compared to a decrease in U.S. dollar GGR of $3.3 million.

Service revenues increased by approximately $1.6 million or 371.4%. This is primarily due to; (i) revenues generated by USB operations of approximately $0.8 million and (ii) a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

We incurred selling expenses of approximately $24.0 million and $26.3 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $2.3 million or 8.8%. Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover was 4.2% and 4.3% for the nine months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $15.6 million and $14.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $1.6 million or 11.5%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of approximately $2.8 million, primarily due to the acquisition of USB in July 2021, resulting in an increase in payroll costs of approximately $0.9 million; and the increase in stock based compensation by approximately $2.0 million primarily due to the issuance of restricted stock to key management as an incentive for reducing operating expenditure in terms of our mandate and the periodic amortization expense of options granted to senior management during the second half of the prior year and the current period; (ii) an increase in depreciation and amortization expense of approximately $0.4 million primarily due to the amortization of intangibles on the acquisition of USB; (iii) offset by an exchange gain of approximately $0.4 million predominantly at corporate level, based on the strength of the U.S. dollar to the Euro during the current period; (iv) a decrease in professional fees of approximately $0.1 million, primarily due to reductions in legal fees incurred on licensing, acquisitions and corporate restructuring; (v) a reduction in investor relations expense of approximately $0.3 million and (vi) a decrease in platform and IT related services of approximately $0.5 million due to the restructuring of our Italian operations with the closure of Ulisse. The balance of the decrease of approximately $0.3 million consists of numerous individually insignificant expenses that have reduced in line with our mandate to reduce operating expenditure.

Restructuring and severance expenses

Restructuring and severance expenses was approximately $1.2 million and $0 for the nine months ended September 30, 2022 and 2021, respectively. As mentioned above, management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock based compensation charge of approximately $0.75 million, for an immediate vesting of options.

Loss from Operations

The loss from operations was approximately $8.6 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $2.2 million or 34.4%. The decrease in revenue of approximately $1.7 million, primarily due to the strength of the U.S. dollar against the euro, impacting revenue by approximately $3.7 million, the decrease in selling expenses of approximately $2.3 million, offset by the increase in general and administrative expenses of approximately $1.6 million, primarily due to restricted stock awarded to management for reducing operating expenditure in terms of our mandate, and the severance and restructuring expense of approximately $1.2 million.

Other income

Other income was approximately $0.09 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.31 million or 77.5%. In the prior year, other income included a COVID tax credit of approximately $0.09 million received from the Agenzia delle Dogane e dei Monopoli (“ADM”) for taxes previously charged and approximately $0.2 million of COVID relief funds received by Ulisse during the prior period.

Other expense

Other expense was approximately $0.06 million and $0.03 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.03 million or 100.0%. This amount is immaterial.

Interest Expense, Net of Interest Income

Interest expense was approximately $0.02 million and $0.01 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.01 million or 100.0%. The increase is primarily due to interest calculated on funds advanced by Mr. Salerno to USB, which are subject to dispute.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $1.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.8 million. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of USB. The charge in the prior period represents accretion expense for three months, the current period represents a nine month period.

(Loss) gain on Marketable Securities

The gain on marketable securities was approximately $0.04 million and the loss on marketable securities was approximately $(0.3) million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.34 million or 113.3%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $10.0 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $3.1 million or 44.9%. The increase is primarily due to the severance and restructuring expense of approximately $1.2 million and the increase in payroll expenses, primarily related to non-cash restricted stock expense of approximately $1.6 million, refer to General and administrative expenses above.

Income Tax Provision

The income tax provision was a charge of approximately $(0.2) million and a credit of approximately $0.01 million for the nine months ended September 30, 2022 and 2021, an increase of approximately $0.21 million. The increase in income tax provision is due to the profitability of our Italian subsidiary, Multigioco during the current period.

Net Loss

Net loss was approximately $10.2 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $3.3 million or 47.8% due to the increase in loss before income taxes and the increase in income tax provision, discussed above.

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

We recorded a foreign currency translation loss of approximately $0.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to the strengthening of the U.S. dollar against the Euro during the current period.

Liquidity and Capital Resources

Our principal cash requirements have included the funding of acquisitions, repayments of convertible debt and deferred purchase consideration, the purchase of plant and equipment, and working capital needs. Working capital needs generally result from expenses incurred in developing our gaming platform for the various markets we operate in and new markets we are developing as well as our intention to aggressively expand into the U.S. market.

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

Between March 28, 2022 and April 13, 2022, we sold 168,016 shares of common stock for gross proceeds of $0.4 million, less brokerage fees of $0.01 million pursuant to the Open Market Sales AgreementSM that we entered into with Jefferies LLC on November 19, 2021.

On June 13, 2022, we entered into a Securities Purchase Agreement with a single investor (the “investor”) whereby we issued an aggregate of 2,625,000 shares of our common stock and Pre-Funded Warrants to purchase 541,227 shares of common stock in a registered direct offering, in addition we issued a warrant for 3,166,227 shares of common stock, exercisable at $0.9475 per share with a maturity date of December 15, 2027, to the Investor in a concurrent private placement. The registered direct offering and concurrent private placement closed on June 15, 2022. The gross proceeds from the offering were approximately $3.0 million and the net proceeds from the offering were approximately $2.6 million after deducting certain fees due to the Placement Agent and our estimated transaction expenses.

Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land based and web based locations as well as the gaming platforms we license to third parties.

Based on our forecasts, we believe that we will have to source additional funding through either debt or equity funding, if such debt or equity is available at terms that are acceptable to us, if at all, to continue executing on our growth plan and to continue operating for the next twelve months from the date of filing this report. We plan to continue our expansion plans in both the U.S. and Italian markets at a rate of growth that we believe is sustainable and achievable by us.

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

Assets

At September 30, 2022, we had total assets of approximately $42.6 million and $44.6 million at December 31, 2021, a decrease of $2.0 million. The decrease is primarily due to a decrease in cash balances of approximately $2.6 million, a decrease in gaming receivables of approximately $1.3 million, offset by an increase in prepaid expenditure of approximately $2.0 million, primarily related to prepaid software development expenses for the U.S. market, the increase in right of use assets of $0.7 million related to the new property leases entered into by Multigioco and the decrease in intangibles of $1.2 million due to the amortization of these intangibles. The balance of the movement is made up of several individually insignificant asset movements.

Liabilities

At September 30, 2022, we had approximately $28.4 million and $26.8 million in total liabilities at December 31, 2021. The increase of $1.6 million is primarily attributable to an increase in contingent purchase consideration of $1.4 million due to accretion expense related to the present value discount of the contingent purchase consideration, an increase in operating lease liabilities of $0.7 million, an increase in equipment funding by related parties of $0.4 million and an increase in related party promissory notes of $0.3 million advanced by Mr. Salerno, offset by a decrease in accounts payable and accrued liabilities of approximately $1.6 million, primarily due to the concerted effort to reduce expenditure and the payment of several significant corporate legal bills during the current period

Working Capital

Working capital was approximately $0.5 million and $1.5 million at September 30, 2022 and December 31, 2021.

Accumulated Deficit

As of September 30, 2022, we had accumulated deficit of approximately $58.4 million compared to accumulated deficit of approximately $48.2 million at December 31, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $4.6 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.7 million. The decrease in cash used in operating activities is primarily due to the increase in operating loss of approximately $3.3 million as discussed under results of operations above, offset by an increase in non-cash movements of approximately $3.8 million, primarily due to an increase in the movement in stock based compensation expense of approximately $1.1 million, including the accelerated amortization of stock options granted to a severed executive whose options vested immediately and the increase in restricted stock awards of $1.9 million for awards to management for reducing operating expenditure in terms of our mandate, the movement in the change in the fair value of contingent purchase consideration of approximately $0.8 million, due to the accretion expense expected on the USB earnout, and the increase in the movement of depreciation and amortization of approximately $0.4 million, primarily due the amortization of intangibles on the acquisition of USB.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $0.4 million compared to net cash used in investing activities of approximately $6.1 million for the nine months ended September 30, 2021. In the prior period we made an initial net cash payment on the acquisition of USB of $6.0 million. During the current period we invested funds in computer related software and hardware predominantly for the U.S. based expansion strategy.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $3.7 million compared to approximately $2.9 million for the nine months ended September 30, 2022. In the current period, a net amount of approximately $3.1 million was raised from a registered direct offering discussed above, after broker fees and expenses of approximately $0.4 million, and a further, approximately $0.25 million was raised from ATM sales, we also raised approximately $0.4 million to fund equipment purchases required for expansion into the Ohio market and a further $0.3 million was provided by Mr. Salerno to fund the USB operation. In the prior year net cash provided by financing activities consisted primarily of net proceeds of approximately $4.0 million raised from the exercise of warrants related to the underwritten public offering in August 2020, offset by the repayment of the bank letter of credit of approximately $0.5 million and the payment of deferred purchase consideration of approximately $0.4 million.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations.

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2022	$1,810
2023	6,068
2024	704
8,582

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2022	$92,278
2023	334,306
2024	267,418
2025	242,980
2026 and thereafter	424,226
1,361,208

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
—
Deferred purchase consideration, net

Equipment loan - Related Party

On September 26, 2022, the Company entered into an equipment loan agreement with Braydon Capital Corp, for the principal sum of $500,000 of which an initial advance of $360,000 was received. The loan bears interest at 9% per annum, compounded monthly and is repayable on October 31, 2022. The loan agreement also provides for additional compensation to the lender of 1% of the gross income received from equipment funded by this loan, capped at 2% of the principal sum advanced.

Braydon Capital Corp is managed by Mr. Claudio Ciavarella, the bother of the Chairman of the Board.

The movement on the equipment loan - Related Party, consists of the following:

September 30, 2022
Opening balance	—
Loan advanced	$360,000
Loan repayments	—
Interest accrued	355
Closing balance	$360,355

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2022	December 31, 2021
Related Party payables
Luca Pasquini	$(161)	$(502)
Victor Salerno	(374,346)	(51,878)
	$(374,507)	$(52,380)

Related Party Receivables
Luca Pasquini	$—	$1,413

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

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,750.

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

On September 26, 2022, Mr. Ciavarella was awarded 300,000 restricted shares of common stock valued at $136,080 for services rendered to the Company.

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

On September 26, 2022, Mr. Reali was awarded 200,000 restricted shares of common stock valued at $90,720 for services rendered to the Company..

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced USB a total of $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty. These notes were advanced to USB without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore the Company acknowledges the advance of funds to USB by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of September 30, 2022, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these disputed notes.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no further changes made to our available personnel during the three months ended September 30, 2022, we continue to address our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over the next 12 to 24 months. These changes included assigning clear tasks to an outside consultant that occurred during the previous quarter and is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2019, an action was filed against the Company by Elizabeth J. MacLean, the Company’s former CFO, in the Superior Court of Arizona, Maricopa County (the “Arizona Court”), Case No. C2019-008383. The action challenged the Company’s termination of Ms. MacLean’s employment in May 2019 as unlawful under her employment agreement, dated September 19, 2018, with the Company and seeks damages in the amount of $1,050,204. On October 10, 2019, a default judgment was filed in the Arizona Court. On November 4, 2019, the Company filed a motion to set aside the default judgment based on, among other things, the failure by plaintiff’s counsel to follow the notice provisions of Arizona law which led to the default judgment. On January 29, 2020, the Arizona Court ruled in favor of the Company to set aside the default judgement. On March 16, 2021, the Arizona Court of Appeals denied Ms. MacLean’s appeal of the trial court’s decision to set aside a default judgement previously obtained by Ms. MacLean and has awarded costs to the Company, which Ms. MacLean contested. On August 12, 2022, the Company and Ms. McLean entered into a Settlement Agreement and Mutual Release pursuant to which the Company paid the amount provided for of $51,569, as such, the matter is definitively concluded.

On July 20, 2022, the Company received notice that on July 17, 2022, an action was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (“Plaintiffs”), against the Company and Bookmakers Company US LLC d/b/a USBookmaking (“USB,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against the Company relate to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in USB to the Company. Plaintiffs’ claims for relief asserted in the complaint include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. Plaintiffs seek a judgment for damages against the Company, including punitive damages, as well as declaratory relief against both the Company and USB. The Company believes the claims made by Plaintiff’s against the Defendants are completely without merit and intends to vigorously defend against the claims.

On September 29, 2022, the Eighth Judicial District Court denied the Plaintiffs motion for preliminary injunction and on September 30, 2022, the Plaintiff’s filed a notice of voluntary dismissal without prejudice. We have set a preliminary mediation date of November 14, 2022.

In addition, we received a letter from new attorneys representing Mr. R Kocienski, Mr. V Salerno, Mr. J Salerno and Mr. R Walker for unpaid salaries in terms of their employment agreements for the period ended October 16, 2022 in the amount of $75,000 each, totaling $300,000. This is expected to be addressed as part of the mediation.

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

We have a limited operating history with respect to our gaming operations upon which you can evaluate our prospects and our potential value. We began our gaming operations in 2014, when we completed the acquisition of Multigioco, a corporation organized under the laws of the Republic of Italy, which is now our wholly owned subsidiary and was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers. The subsidiary that owns our Platform, Odissea, was acquired by us along with our Austrian bookmaker subsidiary, Ulisse in June 2016. In January 2019, we acquired Virtual Generation, a company that owns and has developed a virtual gaming software platform and we acquired USB in July 2021. In addition, we commenced processing sports bets in the U.S. on a B2B basis in Washington D.C. in October 2021. Therefore, it is difficult to evaluate our business. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in which we operate.

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2021, we had a net loss of $15.1 million after an intangible impairment charge of $17.4 million and a revised contingent purchase consideration credit of $11.9 million and a net loss of $10.2 million for the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021 we had accumulated deficits of $58.4 million and $48.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and as of September 30, 2022 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to our Business

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. Resulting changes in U.S. trade policy and European policies could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. Although we have not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand for our services foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on its operations.

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

If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price.

We are currently in dispute with the executive management of USB and will enter into a process of mediation with them, if the outcome of the mediation process is not favorable, we may seek relief from the courts, this could impact on our decision to continue operations in this entity which would impact on the carrying value of intangible assets, including goodwill.

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

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, impair stockholders’ ability to sell or purchase their common stock when they wish to do so, decrease the liquidity of the outstanding shares of common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously disclosed in other filings with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
10.1*	Demand Promissory Note, dated February 23, 2022, in the principal amount of $50,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.2*	Demand Promissory Note, dated March 4, 2022, in the principal amount of $100,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.3*	Demand Promissory Note, dated April 7, 2022, in the principal amount of $50,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.4*	Demand Promissory Note, dated May 4, 2022, in the principal amount of $50,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.5*	Demand Promissory Note, dated May 18, 2022, in the principal amount of $10,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.6*	Demand Promissory Note, dated August 9, 2022, in the principal amount of $30,000 from Bookmakers Company US, LLC payable to Victor Salerno
10.7*	Demand Promissory Note, dated September 22, 2022, in the principal amount of $15,000 from Bookmakers Company US, LLC payable to Victor Salerno
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)