Form 10-K
period 2022-12-31
Elys Game Technology, Corp.
filed 2023-04-17
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

1-561-838-3325

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,924,140.

As of April 14, 2023, there were 38,812,842 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TABLE OF CONTENTS

Part I	Description	Page
Item 1.	Business	7
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	43
Item 4.	Mine Safety Disclosures	43

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	[Reserved]	48
Item 7.	Management’s Discussion and Analysis Of Financial Condition and Results Of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements And Supplemental Data	61
	(Financial Statements – pages numbered as F-1 to F-37)
Item 9.	Changes In And Disagreements With Accountants On Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	63

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	63
Item 11.	Executive Compensation	62
Item 12.	Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Party Transactions and Director Independence	77
Item 14.	Principal Accountant Fees and Services	82

Part IV
Item 15.	Exhibits and Financial Statement Schedules	82
Item 16.	Form 10-K Summary	82

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated gaming turnover, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - "Risk Factors" of this Annual Report on Form 10-K (the “Annual Report”).

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

In this Annual Report, unless the context indicates otherwise, references to the “Company,” “Elys” “Newgioco,” “we,” “us” and “our” refer to Elys Game Technology, Corp., a Delaware corporation formed in 1998 (formerly known as Newgioco Group, Inc.), and, where appropriate, its current subsidiaries, Ulisse GmbH, a company organized under the laws of Austria, Odissea Betriebsinformatik Beratung GmbH, a company organized under the laws of Austria, Multigioco Srl., a company organized under the laws of the Republic of Italy, Newgioco Group, Inc. (Canada), a company organized under the Canadian laws, Virtual Generation Limited, a company organized under the laws of Republic of Malta, Elys Technology Group Limited, a company organized under the laws of Republic of Malta, Newgioco Colombia SAS, a company organized under the laws of Colombia, Elys Gameboard Technologies, LLC a limited liability company organized in State of Delaware, Bookmakers Company US LLC, a Nevada limited liability company doing business as U.S. Bookmaking, Elys US Game Technologies and Services, LLC a Nevada limited liability company and Engage IT Srl., a company organized under the laws of the Republic of Italy.

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

Risks Related to our Financial Condition

•	Because we have a limited operating history, we may not be able to successfully manage our business.
•	We have incurred substantial losses in the past and it may be difficult to achieve profitability.
•	We have material weaknesses and other deficiencies in our internal control and accounting procedures
•	We need to increase our number of shares of common stock available for issuance.
•	If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.
•	We expect to continue relying on our discretionary available cash and available bank credit facilities to fund our additional acquisitions or enter into new business opportunities.
•	If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Risks Related to our Business

•	Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.
•	US Bookmaking has had limited operations to date.
•	If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason our business would be materially adversely impacted.
•	Our inability to acquire such additional rights or operators or restrictions from using any licenses associated with such acquired operators, will result in an adverse effect on our operating results.
•	If we are unable to respond to changes in consumer preferences, attract new customers or sell new or additional products, our future revenue and business will be adversely affected.
•	If we fail to acquire, integrate and develop operators and new technologies on favorable economic terms, our future growth and operating results could be adversely affected.
•	If we are unsuccessful in establishing or maintaining relationships with third parties, our business may be adversely impacted.
•	We cannot assure you that any acquisition we complete will result in short-term or long-term benefits to us.
•	A decline in the popularity of our gaming websites or those of our Platform clients will negatively impact our business and risk our future growth.
•	Because our gaming operations are largely concentrated within Italy at present, we are subject to greater risks than a gaming company that is more geographically and internationally diversified.
•	Our current expansion strategy may be difficult to implement because the licensing and certification requirements to operate in the United States is complex and licensing requirements in other countries are currently indeterminable.
•	Our inability to retain such officers and key employees or recruit additional qualified personnel may have a material adverse effect on our business.
•	If we are not able to maintain and enhance our brand, our business may be adversely affected.
•	Any increased costs associated with third party developers or any delay or interruption in production may negatively affect both our ability to provide access to the Platform and our ability to continue our operations.
•	If we are unable to collect payments from third party service providers or these payments decrease or do not increase as our costs increase, our financial condition and operating results may be adversely affected.
•	Our business may be adversely impacted if we have a security incident or breach involving unauthorized access to customer data.
•	Privacy concerns may result in significant costs and compliance challenges and adversely affect our business.
•	If we are unable to maintain successful relationships with retail agents, partners, our business, operating results, and financial condition could be adversely affected.

•	We may be unable to prevent third parties from using our technologies.
•	If we fail to manage our growth effectively, we may be unable to execute our business plan.
•	We may not be able to successfully scale our technology and manage the growth of our business.

•	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•	Our research and development efforts are costly and subject to international risks.
•	If we fail to manage our technical operations infrastructure, our customers may experience service outages and delays.
•	We may not have exclusive control over the distribution of cash from any operators that we may acquire in the future.
•	We may be liable for reporting errors made by operators we acquire.
•	We will rely upon executive officers or key personnel of operators we may acquire for transition services.
•	Any violation of any anti-corruption laws could have a negative impact on us.
•	War, terrorism, other acts of violence or natural or manmade disasters could have a material adverse impact on our business, results of operations, or financial condition.

Risks Related to our Industry

•	Economic conditions that have an adverse effect on the gaming industry may have an adverse effect on our results of operations.
•	Intense competition in the leisure gaming industry may adversely affect our revenue and profitability.
•	We expect that competition from internet gaming will continue to grow and intensify in the United States.
•	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
•	Regulators at the federal and provincial level in Italy are monitoring and restricting the issuance and renewal of gaming licenses which could have an adverse effect on our growth.
•	Our inability to acquire such additional location rights or operators or any restrictions, could result in an adverse effect on our operating results.
•	Our records and submissions to regulatory agencies may contain inaccurate or unsupportable submissions which may result in an under or overstatement of our revenues and subject us to various penalties and may adversely affect our operations.
•	We may become the subject of Italian federal and provincial investigations in the future.
•	Our current operations are international in scope creating a variety of potential operational challenges.
•	We face exposure to foreign currency exchange rate fluctuations that could harm our results of operations.

Risks Related to Ownership of our Securities

•	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.
•	Future sales of shares of our Common Stock or the perception in the public markets that these sales may occur, may depress our stock price.
•	We may issue additional shares of common stock and preferred stock without stockholder approval, which would dilute the current holders of our common stock.
•	The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.
•	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
•	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.
•	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
•	Our certificate of incorporation has an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain actions against us.
•	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.
•	An active trading market for our common stock may not be maintained.
•	Warrants that we have issued are speculative in nature and have certain provisions that could deter an acquisition of our company.

PART I.

Item 1. Business.

Company Overview

We currently provide our business-to-consumer (“B2C”) gaming services in Italy through our subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the ADM that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austria Bookmaker license that was regulated by the BMF to terminate.

We also provide bookmaking services in the U.S. market via our recently acquired subsidiary Bookmakers Company US, LLC d/b/a U.S. Bookmaking (“US Bookmaking”) and our Elys Gameboard Technologies, LLC (“Gameboard”) subsidiary in certain regulated states where we offer B2B bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. In October 2021 we began operations in Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Casino Resort in Atlantic City and commenced operations in the state of New Jersey in March 2022.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and a Canadian office in Toronto, Ontario through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. We also generate service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our recently acquired subsidiary, US Bookmaking. We intend to leverage our partnerships in these countries to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

Our intention is to focus our attention on developing and expanding the U.S. market. We currently provide gaming services in the U.S. market on a B2B basis via our recently acquired subsidiary, US Bookmaking and our Gameboard subsidiary, in certain licensed states where we offer bookmaking and platform services to our customers and in 2021 expanded our operations is Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Bar and Grill located in the Adams Morgan area of Washington, D.C., and have recently entered into an agreement to provide services with another location in Washington, D.C. In addition, in March 2022 we commenced operations with Ocean Resort Casino in Atlantic City, New Jersey. Our penetration into the U.S. market is significant as we have demonstrated that we can provide our bookmaking and platform services to both smaller retail locations and large casino operators using the same technology and platform base for all potential customers with minimal modification required to our operating systems and bookmaking services, which is extremely cost effective.

We provide our gaming services in Italy through our subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the ADM that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Our Austria Bookmaker license that was regulated by the BMF permitted us to operate online sports betting in certain European jurisdictions through our subsidiary, Ulisse GmbH (“Ulisse”), under the free-trade principles incorporated within bilateral Intra-EU trade agreements that refers to all trade, including e-commerce transactions in most goods, services and products between member states of the European Union (“EU”). Since the majority of Ulisse Data Transmission Centers (CTD) locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided, management decided to simplify our Italian footprint by focusing our investment towards the Multigioco operations and discontinued Ulisse presence in Italy during Q2-2021. Management decided during the fourth quarter of 2021 to focus all of its attention and technical resources on developing the significant opportunities and new business leads in the U.S. market. After careful consideration of the potential of developing gaming operations in the Austrian and other European markets, management decided to let the Austrian license lapse, which resulted in a license impairment charge of $4,827,914.

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

We currently service approximately 82,000 online user accounts and an indeterminate number of walk-in customers at a combination of the three types of venues: approximately 2,450 web-shops, 62 corners, with an additional 47 to be activated before Q2 2023, and 1 land based shop.

For the period ended December 31, 2022, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Gameboard and US Bookmaking. During the second quarter of 2021, management simplified our Italian footprint by focusing investments towards our Multigioco operations and discontinued Ulisse since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided. For the year ended December 31, 2021, transaction revenue generated through our subsidiaries Multigioco and Ulisse consisted of wagering and gaming transactions income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing through Multigioco and Odissea.

In the USA we operate as a B2B, the same as the “Corner or Punto Sportivo”. We are licensed to operate in Washington, D.C. (District of Columbia) and New Jersey. The locations oversee the wagers and paying out winnings and use our technology and support for the bookmaking services and our operating platform. We earn revenue generated from the use of the Platform as well as a share of the Net Gaming Revenue (NGR).

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

Our Strategy

Our goal is to expand our market presence by expanding our penetration into the U.S. market, entering new foreign markets while at the same time further penetrating the Italian and additional European markets. We expect the U.S. market and other new markets, such as Canada and elsewhere, to be a large source of our future growth, in particular, the U.S. market is one where we intend to offer the use of our Platform to existing commercial and tribal casinos, retail betting operators and franchise enterprises.

Our Strengths

We believe we have established ourselves as one of the leaders in the Italian leisure betting market. Below are our strengths that we believe should enable us to capture a meaningful share of the United States and global leisure betting market:

•

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

•

Market Momentum. We believe that our unique multi-channel designed Platform is gaining momentum in the Italian leisure betting market also thanks to our comprehensive retail shop-client application with integrated gaming account management functionalities and business intelligence modules. We currently have approximately 82,000 online user accounts and an indeterminate number of walk-in customers through the three existing distribution channels: mobile/desktop web sites, approximately 2,450 web-shops, 62 corners, with an additional 47 to be activated before Q2 2023, and 1 land based shop.

•

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

•

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

•

Highly Experienced Senior Management Team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management have more than 20 years of relevant experience.

Development of Markets

The North America Sports Betting Market.

In the U.S., until 2018 the Interstate Wire Act of 1961 combined with the Professional and Amateur Sports Protection Act of 1992 (“PASPA” or the “Bradley Act”), prohibited sports betting in the U.S. in all but four grandfathered states (Montana, Oregon, Nevada, Delaware). In May 2018, the U.S. Supreme Court overturned PASPA in a 6-3 decision that found the law conflicted with the Tenth Amendment leaving individual states to decide whether to allow its residents to bet on sports. As described below under the section “Developments in the U.S. Market”, many states, such as New Jersey, Montana, New Hampshire, Pennsylvania and others, have moved quickly to establish sports betting as a means to increase their respective capital resources. While several states have recently passed legislation to allow online gambling, we believe that the U.S. sports betting market will take 5 – 10 years to fully develop. We believe that the United States represents a large addressable market opportunity for us with our Elys betting Platform. Additionally, in Canada we are observing promising legislative developments and we expect a new digital gaming regulatory framework, combined with the permission of single-wagering sport betting events, to evolve rapidly. This additional jurisdiction could represent a meaningful opportunity for our gaming solution.

Mergers and Acquisition in the Global Gaming Industry.

In an effort to scale and grow the business, we intend to evaluate potential acquisitions that can be easily integrated into our business. The global gaming industry is still very much fragmented. There have been a significant number of noteworthy consolidations such as: (1) The Stars Group/SkyBet (July 2018) and CrownBet/William Hill Australia (April 2018); (2) Paddy Power/Betfair (February 2016) and with Stars Group (April 2020); (3) GVC/BWIN Ladbrokes/Coral (March 2018), and (4) in gaming machine and lottery concentration (IGT/GTECH (April 2015); as well as others such as Pollard/Innova (July 2017); NYX Gaming Group/Scientific Games (January 2018), which we believe provide us with an opportunity to capitalize on the acquisition of smaller operators forced to compete against newly formed larger players. In addition to the above, and specifically in the U.S., we observed consolidations and acceleration of gaming operators acquiring sports betting technology providers like (1) DraftKings acquiring SBTech (April 2020); (2) Caesars Entertainment acquiring William Hill (September 2020); and (3) Bally’s Corporation acquiring Bet.Works (November 2020) which strengthens our position as one of few remaining, truly independent sport betting providers in the market.

Expansion and New Markets

Further Penetration in the Italian Market

•

Acquisitions of Smaller Operators

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

•

Organic Growth

The Italian online gaming market continues to drive substantial growth in our core operations. From January 1, 2021 through December 31, 2022, we increased the number of registered online accounts to approximately 82,000 players and approximately 2,450 web-shop locations and believe that there is ample room for continued growth in the Italian market.

Developments in the U.S. Market

In May 2018, the U.S. Supreme Court (“SCOTUS”) ruled that the PASPA was unconstitutional as it violated the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of the act. The SCOTUS decision opens the door for all states to legalize and regulate sports gambling within their borders. Currently on-line and in-person sports betting is legal in 22 states and Washington DC, on-line only is allowed in 2 states, and in-person only is allowed in 9 states. A total of 33 states and Washington DC have some form of legal sports betting while one state is pending a decision on both on-line and in-person sports betting, one is pending a decision for in-person only and another, which already has in-person, is pending a decision to allow on-line sports betting.

We believe that the U.S. sports betting and online gaming market presents a large opportunity to deploy our Platform on a business-to-business-to-consumer (“B2B2C”) basis to several potential independent commercial and tribal casino and gaming operators throughout the United States. In September 2020, our retail sports betting solution obtained Gaming Laboratories International (“GLI”) certification allowing our technology to be ready for deployment in the U.S. land-based gaming segment. Furthermore, our online Platform had met the GLI-33 certification standards for event wagering systems and was certified in 2022.

As part of our multi-year business growth strategy, during 2022 and 2021 we made significant investments for expansion into the U.S. market with the acquisition of US Bookmaking, the acquisition of operating licenses and customers in Washington, D.C. and New Jersey, the acquisition of an operating license in Ohio, and GLI-33 certification of our Platform, professional services, trade show marketing and brand promotion to enter and then to build a foundation aimed at accelerating our U.S. expansion plans. To support these principal objectives, we initiated an ambitious investment strategy that is fundamental to the successful execution of our long-term business plan. These fundamental investments have resulted in short-term, non-recurring expenses related to key elements such as regulatory and policy requirements and establishing a centralized US-based headquarters.

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

In a separate Assignment Agreement entered into between the Company’s subsidiary, Multigioco, Lottomatica assigned ownership of 100 Sports Rights to Multigioco, which will allow Multigioco to expand its land-based distribution network to 110 point-of-sale locations. Multigioco activated 53 location rights during the second half of 2022 and expects to activate the remaining 47 locations over the first half of 2023. These rights are only valid until the ADM puts new location rights up for tender, which could take place at any time, and therefore were assigned a minimal value.

Products and Services and Distribution Methods

Betting Platform

We believe that the Platform, engineered and launched by our software development team at Odissea, is a highly efficient, cutting edge betting Platform technology that supports the processing of online client gaming account protocols as well as land-based betting protocols with seamless multi-channel functionality accepting all forms of payment methods (i.e., cash, e-wallet, bank card and wire transfer, etc.) and integrated with a real-time CRM and Business Intelligence program for streamlined cross-platform marketing as well as a synchronized financial accounting process.

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
•

Player direct – meaning that the player makes a deposit directly to their own gaming account through one or more of the following methods:

▪  Credit card;

▪  ATM/debit card;

▪  Bank wire;

▪  Postal money order; and

▪  E-wallet or e-credit transfer.

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
•

Online Casino: includes the following:

▪  Traditional Online Slot Games: Automated (using random number generated (“RNG”)) casino games and slot machines;

▪  Traditional Online Table Games: Table games such as roulette, blackjack and baccarat;

▪  Poker: Texas Hold’em and Omaha in both cash and tournament formats;

▪  Bingo and Skilled and Interactive Games: Games that are programmed with a random number generator to ensure constant fairness for all parties. These games include card games such as tresette (3 Sevens), scopa (Sweep) and briscola (Trump);

▪  Virtual Sports Betting: Various computer generated sport and racing events that are programmed with an RNG; and

▪  Horse Racing: Live track horse racing events.

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

In Italy, we currently service approximately 82,000 online user accounts and estimate that our online user base will continue to further increase based on projections of both organic growth and acquisitions of existing operators. In addition, we also service an indeterminate number of walk-in customers at our physical locations throughout the U.S. and Italy. Subject to licensing requirements in each state, we also expect to increase our penetration in the U.S. and other North American markets in 2023.

Our client’s range in age from ages 18 through 79 and are a mix of 70% male and 30% female. In addition, we separate our revenue source by (a) sports betting, (b) casino and card game betting and (c) poker. Our in-house analysis indicates that sports betting and casino games are more popular than poker and other card games among our customer base. Furthermore, sports betting is our most profitable revenue stream yielding the highest percentage of our gross gaming revenue at 49.6% of revenues, which is representative of industry metrics when measured by completed sports seasons on a year over year basis. Our second largest source of revenue is currently casino followed by poker. We anticipate a shift in revenue in the future and that our largest source of our future revenue growth will be from B2B2C, which is expected to have the highest gross margin followed by sportsbook, casino and poker.

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

In the U.S. we currently generate service revenue from providing our platform and bookmaking services on a B2B basis to retail locations and casino operators in the U.S. market, through our subsidiaries, Gameboard and US Bookmaking. We also intend to expand our presence in the U.S. market and are considering expanding our operations to provide a digital solution to customers in the U.S. on a business-to-consumer (“B2C”) basis.

In Italy, we currently generate transactional revenue through collection of bets from sports wagering and gaming from online betting and land-based betting shops located throughout Italy through our subsidiary Multigioco. We also generate service revenue from providing our Platform services to third party operators on a B2B basis through our Odissea subsidiary.

As we increased our customer base in Italy, our handle in our Italian operations reached approximately $770 million (€730 million) and $842 million (€711 million) for the years ended December 31, 2022 and 2021, respectively. The decrease in our dollar handle is due to the strengthening of the U.S. dollar against the Euro by 10.9% during the current year. In addition, our revenue during the years ended December 31, 2022 and 2021 included revenue generated by Gameboard consisting of a percentage of net gaming revenues and revenue generated by Virtual Generation consisting of royalties invoiced for the sale of virtual games through authorized agents. We generated revenue of approximately $40.1 million (€38.0 million) and $44.5 million (€37.6 million) from our Italian operations, the decrease in our dollar revenue is due to the strengthening of the U.S. dollar against the Euro by 10.9% during the current year. We generated service revenues of $2.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, a significant portion of which was generated from revenue from our U.S. operations. For the years ended December 31, 2022 and 2021, net gaming revenues represented 93.9% and 97.7%, respectively, and platform and service revenue represented 6.1% and 2.3%, respectively, of revenue.

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

The branded website newgioco.it serves both players directly and web-shops (i.e., internet café’s) through the online channel of our Platform. There are some variations in website style because we offer different services through distinctive marketing campaigns. Our website, newgioco.it, is mainly devoted to marketing for retail shops, including marketing with respect to campaigns, branding, and proposals/marketing for prospective operators to become a “Newgioco shop” and is the landing page for all white-label websites. A landing page refers to a webpage that is generally owned by a promoter (which can also be referred to as a betting shop) which redirects their marketing (social network, friends or other forms of marketing) to this main webpage. Apart from a few advertisements, the landing page links patrons to sign-up or register directly on the newgioco.it main page except that a promotional code is tied to the link, such that the web promoter can funnel its marketing through a subnet. In the case of Italy, the entire subnet (a subnet is a logical grouping of connected network devices; nodes on a subnet tend to be located in close physical proximity to each other such as on a LAN) must be connected to the ADM network (and all games offered through the network) must be certified and approved by SOGEI (an entity authorized to conduct such certification and approval by the Italian Ministry of Finance).

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

Information contained on our corporate website www.elysgame.com is not incorporated by reference into, and does not form any part of, this annual report. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable.

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

We also have proprietary rights to a number of trademarks, service marks and trade names used in this annual report which are important to our business including “NewGioco”, “OriginalBet”, “LovingBet”, US Bookmaking, and “Elys.”

Research and Development

We are continually updating the Platform and the products that we offer. We incurred expenses in the amount of approximately $1.1 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively, and we capitalized a further $2.5 million in purchased development costs for the development of a U.S. platform. We expect that expenses we incur for development and improving our betting software will increase in future.

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

The future of sports betting in the United States remains very promising for future years. Despite the sudden COVID-related suspensions of nearly all sports from March to early summer of 2020, the first four years since the repeal of PASPA still saw growth for legal sports betting, both in terms of market expansion in legal states and new legislation paving the pathway to regulated sports betting in additional jurisdictions.

As of February 2023, thirty-four jurisdictions (including the District of Columbia) have some form of legal sports betting available. Two others, Nebraska and Maine have authorized legal sports betting but not yet opened their market. Larger markets such as California recently rejected legal sports betting and Texas remains uncertain at this time.

Recently we obtained a land-based license in Ohio and have had our platform GLI certified to operate in that market. We have not commenced operations in the Ohio market as we are in the process of determining the best and most viable basis on which to enter this market.

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

Certain key vendors in the global online gambling market are:

• Bet365;	• BETTSON AB
• Flutter Entertainment Group (includes Fanduel);	• Greentube Internet Entertainment Solutions, GMBH
• International Game Technology (includes Lottomatica);	• DraftKings
• Entain Group PLC;	• MGM International (BetMGM)
• 888 Holdings (Includes William Hill);	• Light and Wonder (Scientific Games)
• GAN Limited	• WSI US, LLC (WynnBet)
● Kindred Group	• Caesars Entertainment
• Bet-at-home.com;

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

Competition

Competition in the leisure gaming industry is moderate with operators competing for customers in various geographic markets. These include online operations of “land-based” casino operators, poker rooms, sports/race books, bingo, skills games, lottery, betting exchanges as well as internet or web-only based operators. The global reach of the internet together with the abundant supply of games and operators means that users can easily switch gaming platforms and operators, thereby increasing competition. Government and other regulations make it more difficult for operators to expand their footprint in certain markets leading to the consolidation of operators in such markets, while the easing of regulations in some markets has permitted more operators to expand to new marketplaces.

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

·	William Hill: a UK based bookmaker founded in 1934 is listed on the London Stock Exchange and a constituent of the FTSE 250 Index operates an online sportsbook and offers online casino games, ‘skill games’, online bingo and online poker. The company operates approximately 2,300 betting shops and employs over 16,000 people worldwide.

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

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. While the UIGEA does not define online gambling as being illegal, the UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires bets and wagers over the internet to comply with the law of the jurisdiction where the wagers are initiated and received (i.e., within state borders). As a result of the UIGEA we may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated and terminated in jurisdictions where such betting or wagering is legal. The Company is currently a licensed operator in New Jersey and Washington D.C and has recently obtained conditional approval to operate in Ohio, and in tribal jurisdictions in Colorado, New Mexico, North Dakota and Michigan. The Company has obtained GLI-33 certification to operate its Sportsbook in New Jersey, Washington D.C. and Ohio.

In May 2018, the U.S. Supreme Court ruled that the Professional and Amateur Sports Protection Act (the “PASPA”) was unconstitutional as it violated the Tenth Amendment prohibition against forcing states to implement federal laws. Enacted in 1992, PASPA generally prohibited states from authorizing, licensing or sponsoring betting on competitive games in which amateur or professional athletes participate. PASPA did not make sports betting a federal crime; but rather, it allowed the attorney general for the Department of Justice, as well as professional and amateur sports organizations, to bring civil actions to enjoin violations of PASPA. The U.S. Supreme Court decision opens the door for all states to legalize and regulate sports gambling within their borders. Currently on-line and in-person sports betting is legal in 22 states and Washington DC, on-line only is allowed in 2 states, and in-person only is allowed in 9 states. A total of 33 states and Washington DC have some form of legal sports betting while one state is pending a decision on both on-line and in-person sports betting, one is pending a decision for in-person only and another, which already has in-person, is pending a decision to allow on-line sports betting.

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

There are currently two main categories of licenses (land-based and online) issued or awarded by the ADM in three series:

  Series 1 first issued by legal decree in 1992, renewed in 2009 under the Abruzzo decree and are colloquially branded as “Monti” licenses, that expired in 2016 and are expected to be called for renewal tender between 2023 and 2024
  Finance Act series which were awarded by tender in 2006 and are known as “Bersani” Licenses that expired in 2016 and are expected to be called for renewal tender between 2023 and 2024; and
  New series Gioco a Distanza (Games at a Distance) (“GAD”) issued by application process under the Comunitaria decree in 2010 expired in 2021 and are expected to be renewed through a license tender auction between 2023 and 2024.

The Monti and Bersani licenses provide distribution authorization to operate both Negozio Sportivo (agency) and Punto Sportivo (corner) land-based establishments as well as GAD online (web-based) distribution. Land-based Monti licenses and Bersani licenses are subject to and expected to be consolidated under a new decree at renewal auction which is expected to be called for renewal tender between 2023 and 2024, to match up with the limited number of Comunitaria Series GAD licenses which expired in 2021.

We currently hold, through our Multigioco subsidiary, three gaming licenses upon which our business is dependent: (i) a Bersani license, (ii) a Monti license, and (iii) a GAD license. Our Italian Bersani, Monti and GAD licenses are issued by the ADM. Each Italian license is typically valid for a term of nine years which can be terminated if we fail to comply with required regulations. The renewal process for the Bersani license and Monti license, is a call to tender auction process held at the same time for all licensees approximately once every nine years with the highest bidders being awarded not only licenses but rights to operate a certain number of land-based locations. In addition, the maximum number of land-based license rights that any one operator may bid on at auction is 20% of the total market being auctioned.

Each of the Bersani and Monti land-based licenses allow us to offer specific gaming products through physical retail locations that require one license right per each physical location. The rights granted under the Bersani and Monti licenses are not fixed to any specific physical location and can be moved at the discretion of the licensee to any physical address so long as the physical address has a police issued municipal license (as prescribed by article 86, paragraph 3, of the Italian Unified Text of Public Security Law (TULPS)) to sell gaming products and so long as the physical locations meet the ADM requirements, most of which are zoning requirements that require that the location is situated at a minimum distance from schools, churches and ATM’s and banks. Multigioco currently holds one land-based Bersani license with one hundred and seven corner location rights (of which 7 were issued to it in 2006 and an additional 100 were acquired from Lottomatica during the 2022 fiscal year), and one land-based Monti license with three agency location rights that was issued to it in 2010. Each of the Monti and Bersani licenses held by Multigioco expired in 2016. Although both of these land-based “concession” series of licenses expired for all Italian licensed operators in 2016, the ADM has granted a letter of authority which permits us to continue our land-based operations in Italy until the government holds the next organized auction for the renewal of licenses, which is expected to take place between 2023 and 2024.

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

In a recent European Court of Justice Ruling, the court found that the repeated extension of the Italian License concessions violates European principles of Freedom of Establishment and that the extensions granted by the Italian Government were based on state fiscal and employment purposes and not in the general interest of the gaming industry. The court has ruled that any extension must "be applied in a non-discriminatory manner."

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

Ulisse held one Austrian bookmaker license that was issued in June 2018 which had no termination date but could be terminated or cancelled by the regulator if Ulisse had failed to comply with any regulations. In accordance with established Intra-EU business principles that permit the formation and operation of business within EU state members, we previously operated gaming websites and 110 CTD retail locations in Italy under our Austrian bookmaker license. All 110 CTD retails locations were closed for the greater part of 2020 due to the COVID-19 restrictions. Management decided during the fourth quarter of 2021 to focus all of its attention and technical resources on developing the significant opportunities and new business leads in the U.S. market. After careful consideration of the potential of developing gaming operations in the Austrian and other European markets, management decided to let the Austrian license lapse and acquired the Ulisse customer relationships through Multigioco, operating under the Multigioco licenses and platform.

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

Human Capital Resources

As a multinational company our business success is dependent upon our global workforce which spans five countries. As of December 31, 2022, we employed 1 person directly located in Canada, and 9 people in the United States and 2 part time employees in the United States, while our subsidiaries Multigioco employed 58 full-time employees and 1 part time employee located in Italy, Odissea employed 12 full-time employees located in Austria and 27 technology sub-contractors located in Italy, and Virtual Generation employed 7 full time employees between Italy, Malta and its international offices. Approximately 33% of our employees are part of our technology team, approximately 11% are part of our risk management team and approximately 56% are involved in sales, finance, general management and other administrative functions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be very good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully. Our recruitment programs are regionally focused, and hiring is done at a local level to ensure compliance with applicable regulations.

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

Corporate Information

Elys Game Technology, Corp. is a Delaware corporation incorporated on August 26, 1998. On November 2, 2020, we changed our name from Newgioco Group, Inc. to Elys Game Technology, Corp. We currently maintain an executive suite situated at 107 East Warm Springs Road, Las Vegas, Nevada, 89119, where we also have the offices of US Bookmaking, our subsidiary that we acquired in July 2021, and the offices of our wholly-owned subsidiaries are located in Canada, Italy, Malta, Colombia and Austria. Our telephone number is +39-391-306-4134. Our corporate website address is www.elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities.

Our current subsidiaries include: Multigioco Srl (acquired on August 15, 2014), Ulisse GmbH and Odissea Betriebsinformatik Beratung GmbH (both acquired on July 1, 2016), Virtual Generation (acquired on January 30, 2019), Newgioco Group, Inc. (Canada) (formed on January 17, 2017) for potential future operations in Canada, Elys Technology Group Limited, (formed on April 4, 2019) a company organized under the laws of Republic of Malta for future business opportunities in Europe, Newgioco Colombia SAS, (formed on November 26, 2019) a company organized under the laws of Colombia to develop our operations through South and Central America, Gameboard, a limited liability company organized in the State of Delaware, on May 28, 2020 to develop our U.S. business operations, US Bookmaking, a company organized under the laws of Nevada, (acquired on July 15, 2021), Elys US Game Technologies and Services, LLC (formed on July 1, 2022) for potential future operations in USA, and Engage IT Srl. (acquired on January 29, 2023). Our prior subsidiaries included Rifa Srl from January 1, 2015 that was amalgamated into Multigioco with effect on January 20, 2020 and Naos Holding Limited a non-operating holding company, acquired on January 30, 2019 that was discontinued with effect from December 31, 2019.

We have proprietary rights to a number of trademarks, service marks and trade names used in this annual report which are important to our business including “New Gioco”, “OriginalBet”, “LovingBet”, US Bookmaking, and “Elys”. Solely for convenience, the trademarks, service marks and trade names in this annual report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

Available Investor Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended. We make available through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at www.elysgame.com. You can also request copies of such documents by contacting us at +39-391-306-4134 or sending an email to i.relations@elysgame.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase or sell our securities. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report,, the following risk factors should be considered carefully in evaluating the Company. Our business, financial condition, liquidity, or results of operations could be materially adversely affected by any of these risks. Accordingly, when we refer to “our operators” below, it is with reference to operators that we currently own or are in the process of acquiring or may acquire in the future, regardless of the level of ownership or operators that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our company, additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

Risks Related to our Financial Condition

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history with respect to our gaming operations upon which you can evaluate our prospects and our potential value. We began our gaming operations in 2014, when we completed the acquisition of Multigioco, a corporation organized under the laws of the Republic of Italy, which is now our wholly owned subsidiary and was granted its ADM Comunitaria GAD (Online Gaming) license on July 4, 2012. As a result of the acquisition of Multigioco, our principal business became a licensed leisure gaming operator offering web-based and land-based sports betting, lottery and gaming products for our customers. The subsidiary that owns our Platform, Odissea, was acquired by us along with our Austrian bookmaker subsidiary, Ulisse in June 2016. In January 2019, we acquired Virtual Generation, a company that owns and has developed a virtual gaming software platform, in July 2021 we acquired US Bookmaking and in January 2023 we acquired Engage IT Srl. (“Engage IT”), a company organized under the laws of the Republic of Italy. In addition, we commenced processing sports bets in the U.S. on a B2B basis in Washington D.C. in October 2021. Therefore, it is difficult to evaluate our business. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The likelihood of our success and performance must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the highly competitive environment in which we operate.

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and are anticipated to incur additional losses in the development of our business. For the year ended December 31, 2022, we had a net loss of $18.3 million after an intangible impairment charge of $20.6 million and a change in the value of contingent purchase consideration of $12.9 million. For the year ended December 31, 2021, we had a net loss of $15.1 million after an intangible impairment charge of $17.4 million and a change in the value of contingent purchase consideration of $11.9 million. As of December 31, 2022 and December 31, 2021 we had accumulated deficits of $66.5 million and $48.2 million, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations especially with respect to our operations in the U.S., including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and 2021 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Our number of authorized shares available for issuance may not be sufficient to enable us to complete future equity transactions.

We intend seek stockholder approval of an amendment to our certificate of incorporation to effect either an increase the number of authorized shares of common stock or a reverse split, There can be no assurance that we will receive such stockholder approval or that any source of capital will be available to us on acceptable terms. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

In addition, an increase in the authorized number of shares of common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of our company without further action by our stockholders. Shares of authorized and unissued common stock could, within the limits imposed by applicable law, be issued in one or more transactions which would make a change in control of our company more difficult, and therefore less likely. Furthermore, there are risks associated with effecting a reverse split, including a decline in the market price of our common stock and the possibility of certain shareholders owning “odd lots” of less than 100 shares, which may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares. In addition, because holders of our common stock have no preemptive rights to purchase or subscribe for any unissued stock of our company, the availability of a greater number of authorized shares, whether as a result of a reverse split or an increase in the authorized number, could result in additional dilution to existing stockholders and investors in this offering.

If we do not have sufficient capital resources to complete acquisitions and manage our operations, our ability to implement our business plan could be adversely affected.

We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. We continue to embark on an aggressive roll out of our operation in the U.S. market over the next twenty-four months and anticipate that we may need cash to execute this successfully and to fund our increasing working capital requirements. Accordingly, we may need capital to implement our business plan, and may seek to finance operator acquisitions and development projects through bank, debt or equity financings. Disruptions to financial markets or other challenging economic conditions may adversely impact our ability to complete any such financings or the terms of any such financings may be unacceptable or unfavorable to us. To the extent that we issue equity securities in connection with our proposed acquisition, our current stockholders will experience dilution of their holdings. To the extent we incur debt, we may be subject to restrictive covenants that impact our ability to conduct our business. We can provide no assurance that we will be able to obtain financing necessary to implement our business plan or that any such financing will be on terms acceptable to us or be sufficient to fund existing operations over the next twelve months from the date hereof.

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

We are currently in dispute with the executive management of US Bookmaking and have sought relief from the courts. This could impact on our decision to continue operations in this entity which would have an impact on the carrying value of intangible assets, including goodwill.

Risks Related to our Business

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. Resulting changes in U.S. trade policy and European policies could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. Although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand for our services, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

US Bookmaking has had limited operations to date.

US Bookmaking has had limited operations to date. US Bookmaking is subject to many of the risks common to an entity in operations for only a short number of years, including its ability to implement its business plan, market acceptance of its proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of its ability to generate revenues. There is no assurance that its activities will be successful or will result in any revenues or profit, and the likelihood of its success must be considered in light of the stage of its development. Even if it generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that it will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force it to modify, alter, significantly delay, or significantly impede the implementation of such plans.

We are currently in dispute with the executive management of US Bookmaking and have sought relief from the courts. This could impact on our decision to continue operations in this entity.

If we should lose our online or land-based licenses, or if the licenses are not renewed for any reason, including our failure to successfully bid for location rights at the renewal auction, our business would be materially adversely impacted, and it could result in the impairment of the carrying value of a substantial portion of our assets.

Our ability to generate revenue from gaming operations in Italy is dependent upon our ability to maintain our Italian online and land-based licenses. We currently hold three gaming licenses upon which our business is dependent: a Bersani license, a Monti license, and a GAD license. Each of the three licenses that we hold can be terminated by the regulator at any time if we fail to comply with their regulations. In addition, our GAD license that was issued to Multigioco in 2011 is expected to be up for renewal in 2024 and our Bersani and Monti land-based licenses that provides rights to seven corners and three agencies is currently up for renewal at such time as the ADM should determine (which is expected to occur between 2023 and 2024). Insofar as the renewal process for licenses is conducted through a call to tender auction process, there is no guarantee that we will be the highest bidder at auction and therefore there is no guarantee that our licenses or location will continue to operate. It is unclear to us the impact, if any, that the recent European Court of Justice Ruling will have on our ability to acquire additional licenses. In addition, although our software is currently certified for use in Italy and in the U.S. for land-based application, any updates to the software or changes to key functions that we implement, require recertification, for which there can be no assurance that our software will qualify. We have also obtained U.S. based licenses from the Office of Lottery and Gaming in the District of Columbia, the Ohio Casino Control Commission, the New Jersey Division of Gaming Enforcement and tribal jurisdictions in Colorado, New Mexico, North Dakota and Michigan. If we are unable to renew our licenses or obtain new licenses or software recertification, our business would be materially adversely impacted, and we may need to impair the carrying value of a substantial portion of our assets.

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

We anticipate that the future growth and success of our business will be dependent upon our successful acquisition of operators and development of new technologies, such as our acquisition of Virtual Generation, US Bookmaking and Engage IT. We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. The difficulties and risks associated with the integration of the operations of new operators into our existing business, include:

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

We must hire highly skilled technical personnel as employees and/or as independent contractors in order to develop our products. As of the date of this Annual Report, we have 120 employees and 27 independent contractors. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel, we need to be successful, our business, operating results and financial condition could be materially adversely affected.

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

In 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to four percent of worldwide annual handle or 20 million euro, whichever is higher. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR, and if we are unable to provide adequate assurances to such customers, demand for our solutions and our business could be adversely affected. In addition, we must continue to seek assurances from our third-party sub processors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. Compliance with privacy laws and regulations, particularly the GDPR, that are applicable to our business and the businesses of our clients is costly and time-consuming. Such laws and regulations may adversely affect our clients’ ability and willingness to process, handle, store, use and transmit personal data of their employees, players/customers and suppliers, which in turn could limit the use, effectiveness and adoption of our solutions and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our betting Platform. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, including challenges to onward transfer mechanisms such as Privacy Shield and model contractual clauses, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, as well as limitations on data collection, use, disclosure and transfer for us and our clients.

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

We have historically relied on retail agents, affiliates and partners, such as referral partners, resellers, and integration partners (collectively “partners”), to attract new clients and sell additional services to our existing clients and players. Our agreements with our partners are generally non-exclusive and some of our partners have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our partners have multiple strategic relationships, and they may not regard us to be of significant importance for their businesses. Our partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our Platform. We may also terminate our relationships with partners who choose to work with our competitors or for other reasons. Moreover, we may have difficulty attracting effective partners to sell our Platform to other clients and players, particularly given our smaller size relative to larger franchise and well-established betting operators. If we are not able to maintain and grow our partner relationships, our business could be adversely affected.

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

Our success is dependent, in part, upon protecting our proprietary technology which supports our betting Platform and other operations. We rely on a combination of proprietary programming and source codes, copyright, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We do not have any issued patents or patent applications pending anywhere we operate and may not be able to obtain patent protection for the technology covered in any future patent applications should we enter such applications. In addition, any patents, if any, that are issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.

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

We increased our number of full-time and part-time employees from 15 as of August 15, 2014 to 120 as of December 31, 2022 as we have expanded our operations, completed additional business acquisitions and experienced growth in number of customers and operators. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In order to remain competitive, we must continue to invest in research and development. During the years ended December 31, 2022 and 2021, we spent approximately $1.1 million and $2.0 million for research and development, respectively, this R&D is mainly compromised of salary and wages at Odissea our platform supply company and a third party vendor, Engage IT, which the Company acquired subsequent to the date of this report on January 29, 2023. This company is creating a custom-made platform for us. We have made and continue to make significant investments in development and related opportunities, such as our acquisition of US Bookmaking and Engage IT, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

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

The majority of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Violations or allegations of non-compliance with any such laws or regulations may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

War, terrorism, other acts of violence or natural or manmade disasters may affect the markets in which we operate, our customers, our delivery of software and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using our products and services, make it impossible for our customers to visit our physical locations, cause restrictions, postponements and cancellations of sports events that attract large crowds and public gatherings, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

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

We currently use an office located in Canada, business operations and office location in the United States and business operations and offices in Europe and intend to open additional offices in other countries. If we expand in the future, our offices, personnel and operations may be further dispersed around the world. In connection with such expansion, we may face a number of challenges, including costs associated with developing software and providing support in additional languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these challenges could negatively affect our business and results of operations.

We face exposure to foreign currency exchange rate fluctuations that have recently harmed our results of operations and could in the future harm our results of operations.

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

We have until June 23, 2023 to comply with the $1.00 per share minimum bid price requirement. To remain listed, our common stock must have a closing bid price of at least $1.00 per share for ten consecutive business days prior to June 23, 2023. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements.

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

Additionally, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “$0.10 Rule”), our common stock may be subject to immediate delisting from Nasdaq if our common stock has a closing bid price of $0.10 or less for any ten (10) consecutive trading days. In the event that we are in violation of the $0.10 Rule, Nasdaq will issue a Staff Delisting Determination with the potential opportunity for us to appeal that determination.

There can be no assurances that we will be able to regain compliance with the minimum bid price requirement nor can there be assurances that we will maintain compliance with the $0.10 Rule. If we are unable to regain or maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. Our closing share price on February 6, 2023 was $1.25 and a closing share price on March 13, 2023 of $0.428. These fluctuations do not appear to be based on any business fundamentals. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of war in the Ukraine has caused broad stock market and industry fluctuations. The stock market generally and the market for gaming companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers need to purchase shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in the common stock price of those companies and in the market and have led to the price per share of common stock of those companies trading at a significantly inflated price that is disconnected from the underlying value of the company. Many investors who have purchased shares of common stock in those companies at an inflated price face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares of common stock would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares of common stock at a rate that is significantly disconnected from our underlying value.

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

Our certificate of incorporation gives our Board of Directors the right to create one or more new series of preferred stock. As a result, the Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock, preferred stock, which could be issued with the right to more than one vote per share, would dilute the rights of our common stockholders and could be used to discourage, delay or prevent a change of control of our company, which could materially adversely affect the price of our common stock.

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

Gilda Pia Ciavarella, the spouse of our Executive Chairman of the Board is the beneficial owner of 4,728,478 shares of our common stock and therefore our Executive Chairman is deemed to beneficially own approximately 16.0% of our outstanding shares common stock on a fully diluted basis as of the date of the filing of this annual report. As a result, Ms. Ciavarella, has the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets and the ability to control the management and affairs of our company. In addition, other members of our senior management team beneficially own 2.7% of our outstanding shares of common stock on a fully diluted basis as of the date of the filing of this annual report. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company. For example, our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could materially adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be maintained, or we may fail to satisfy applicable Nasdaq Capital Market listing requirements.

Our common stock is currently traded on Nasdaq Capital Market, but we can provide no assurance that we will be able to maintain an active trading market for our shares on Nasdaq Capital Market or any other exchange in the future. The fact that a significant portion of our outstanding shares of common stock is closely held by a few individuals, results in it being more difficult for us to maintain an active trading market. If there is no active market for our common stock, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all, our stock price could decline, and we may be unable to maintain compliance with applicable Nasdaq Capital Market listing requirements.

The warrants that we issued in our prior offerings are speculative in nature and have certain provisions that could deter an acquisition of our company.

The warrants that we issued in our prior offerings do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price, subject to certain adjustments. Moreover, the market value of such warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their exercise price. Furthermore, the warrants issued in our 2020 public offering will expire five years from the original issuance date. In the event our common stock price does not exceed the exercise price of such warrants during the period when such warrants are exercisable, such warrants may not have any value.

In addition to the provisions of our certificate of incorporation and our bylaws, certain provisions of the warrants we have issued in our 2020 public offering and our 2022 registered direct offering could make it more difficult or expensive for a third party to acquire us. The warrants issued in our 2020 public offering and our 2022 registered direct offering prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under such warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains an executive suite located at 107 East Warms Springs Road, Las Vegas, Nevada, 89119, and a Canadian office at 130 Adelaide St. West, Suite 701, Toronto, Ontario, M5H 2K4, Canada. The Company pays $5,000 per month for the offices situated in Las Vegas, Nevada and pays no rent for the offices situated in Toronto, Ontario.

Our subsidiary Multigioco rented office space on a year-by-year basis located at Via Macchia dello Sterparo 31, Frascati, Rome, for approximately $2,722 per month. With effect from February 15, 2022, the lease was terminated and a new lease was entered into at Villa Cavalletti, Via Maggio 73, Grottaferrata, Rome at a monthly rental of approximately $9,700 per month, in addition, Multigioco leased additional space at the same location during May 2022 at a monthly rental of approximately $4,650. The office is used primarily for administrative functions. There are no gaming operations carried out at this office.

Multigioco also rents office space in Naples, Rome for a monthly rental of approximately $1,932 per month. This office is used primarily as a sales office. The lease agreement expires in February 2025. In addition, Multigioco leases office space in Teramo, Italy for a monthly rental of approximately $430. This office is used primarily as our risk management offices. The lease agreement expires in October 2024.

Our subsidiary Ulisse extended their previous operating lease which now expires on February 28, 2025, for a monthly rental of approximately $1,360. Our subsidiary Odissea extended their previous operating lease which now expires on February 14, 2027, for a monthly rental of $1,855. The office space for both these leases is located at Salurnerstrasse 12 – 6020, Innsbruck, Austria. The offices are used primarily for administrative functions. There are no gaming operations carried out at this office.

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

Item 3. Legal Proceedings

On July 20, 2022, the Company received notice that on July 17, 2022, an action was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (“Plaintiffs”), against the Company and Bookmakers Company US LLC d/b/a U.S. Bookmaking (“US Bookmaking,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against the Company relate to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in US Bookmaking to the Company. Plaintiffs’ claims for relief asserted in the complaint include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. Plaintiffs seek a judgment for damages against the Company, including punitive damages, as well as declaratory relief against both the Company and US Bookmaking. The Company believes the claims made by Plaintiffs’ against the Defendants were completely without merit. On September 29, 2022, the Court denied in all respects the Plaintiffs’ emergency motion for a preliminary injunction, and on September 30, 2022, the action was voluntarily dismissed by the Plaintiffs.

On November 14, 2022, the Company held a mediation with Messrs. Salerno, Kocienski and Walker. There was no agreed upon outcome at the mediation. On November 17, 2022, the Company (“Plaintiff”) filed suit in the District Court, Clark County, Nevada, Case No. A-22-861452-B against Victor J. Salerno and Robert Kocienski, as “Sellers Representatives” and Robert Walker, John F. Kocienski, Farrell Drozd, William M. Bigelow, Edwin Spaunhurst, Louis Anthony Defilippis and Pennie Bigelow, as “Sellers” together with the Sellers Representatives (collectively the “Defendants”), for Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Breach of Fiduciary Duty, Fraudulent Misrepresentation and Inducement, Business Disparagement, Conversion, and Unjust Enrichment. The Company seeks judgment against Defendants for: damages caused by Defendants in an amount in excess of $15,000 for each claim for relief; exemplary and punitive damages in an amount no less than three times the amount awarded to Plaintiff for compensatory damages; pre-judgment and post-judgment interest as provided by law; an award of attorney’s fees and costs as special damages; an award of Plaintiff’s costs, disbursements, and attorney’s fees incurred in the action; and for such other and further relief as the Court may deem just and proper. On December 5, 2022, the Defendants filed an Answer and Counterclaim wherein they asserted counterclaims against the Company for Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent, Misrepresentation, Intentional/Fraudulent Misrepresentation, and Intentional Interference with Contract. The Company and Defendants are currently engaged in discovery and the Company is vigorously disputing the counterclaims asserted by the Defendants.

On December 2, 2022, Messrs. Salerno, Kocienski, Walker, and J. Salerno (“Plaintiffs”) commenced an action against Bookmakers Company US, LLC, dba US Bookmaking in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-862001-C. Plaintiffs asserted claims for Breach of Contract, Failure to Repay Promissory Note, Unjust Enrichment, and Breach of Covenant of Good Faith and Fair Dealing. Plaintiffs seek damages against Bookmakers Company US, LLC in an amount in excess of $15,000 and various other forms of relief. The Company, only on behalf of its subsidiary US Bookmaking, answered the complaint and asserted counterclaims for Breach of Fiduciary Duty, Breach of Loyalty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Equitable Indemnification, and Contribution. The parties are currently engaged in discovery and the Company, on behalf of US Bookmaking, is vigorously disputing the claims asserted by the Plaintiffs.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Please see the section captioned "Risk Factors" for more information and risks related to ownership of our securities.

Shareholders

As of March 31, 2023, there were an estimated 60 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners.

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

Transfer Agent

The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc. Its address is 16801 Addison Road, Suite 247, Addison, Texas 75001 and its telephone number is (972) 612-4120.

Description of our securities

Common Stock

As of March 31, 2023, 38,812,842 shares of our common stock were issued and outstanding, which were held by 60 holders of record.

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

Preferred Stock

As of December 31, 2022, we have authorized 5,000,000 preferred shares. We currently have no shares of preferred stock issued and have no plans to issue any shares of preferred stock at present.

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

On November 21, 2022 the Board approved an Amendment to the Plan (“Amendment No. 3”) to increase by 9,000,000 the number of shares that may be granted under the Plan. Amendment No. 3 to the 2018 Plan will increase the number of shares of common stock with respect to which awards may be granted under the 2018 Plan from an aggregate of 7,000,000 shares of Common Stock to 16,000,000 shares of common stock.

On December 30, 2022, the Company held its 2022 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved amendment 3 to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 9,000,000 shares of common stock.

Equity Compensation Plan Information

Equity Compensation Plan information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	2,384,063	$3.07	9,460,636

Equity compensation plans not approved by security holders	—	—	—
Total	2,384,063	$3.07	9,460,636

See Item 11. - Executive Compensation for additional equity compensation plan information.

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities.

There have been no recent sales of unregistered securities by the Company during fiscal year ended December 31, 2022, which have not been previously disclosed in Form 10-Q filings or Form 8-K filings.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

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

We currently provide our B2C gaming services in Italy through our subsidiary, Multigioco, which operations are carried out via both land-based or online retail gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based retail locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austria Bookmaker license that was regulated by the BMF to terminate.

We also provide bookmaking services in the U.S. market via our recently acquired subsidiary US Bookmaking and Gameboard in certain regulated states where we offer B2B bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. We recently began operation in Washington, D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 we entered into an agreement with Ocean Casino Resort in Atlantic City and commenced operations in the state of New Jersey in March 2022.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides seamless application programming interface integration of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and an office in Toronto, Ontario, Canada through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the year ended December 31, 2022, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Gameboard and US Bookmaking. During the second quarter of 2021, management simplified our Italian footprint by focusing investments towards our Multigioco operations and discontinued Ulisse since the majority of CTD locations were not expected to re-open after the COVID-19 related lockdowns in Italy subsided.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the year ended December 31, 2022 and 2021, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our subsidiaries, US Bookmaking and Gameboard. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the years ended December 31, 2022 and 2021, which includes the operations of US Bookmaking for the twelve months and six months ended December 31, 2022 and 2021, respectively.

Recent Developments

Operational Developments

Management has implemented a strategic business initiative to reduce expenditure, improve efficiencies and maximize profitability within the underlying operating units. As a result, during the year ended December 31, 2022, our European operations, consisting of Multigioco, Odissea, Ulisse, Virtual Generation and Elys Technology Services achieved a net loss position of approximately $0.8 million compared to a net loss of approximately $6.5 million in the prior year, which included an impairment charge of $4.8 million related to the Ulisse license, after factoring out the impairment charge, the net loss was reduced by approximately $0.9 million. The performance of our US Bookmaking subsidiary has been disappointing, producing a net loss of approximately $21.2 million, including a net impairment charge of $19.1 million and in the prior year produced a net loss of $13.3 million including an impairment charge of $12.5 million, after factoring out the impairment charges, the net loss increased to $2.1 million from $0.8 million (for a six month period from date of acquisition). We have recently assumed operational management of US Bookmaking and are currently assessing the viability of its customers and the current level of overhead. We are also in a legal dispute with the previous management of US Bookmaking based on misrepresentation. Our other U.S. operation, Elys Gameboard, commenced operations in October 2021 and had produced a net loss of $0.6 million for the year ended December 31, 2022, compared to a net loss of $0.2 million for the year ended December 31, 2021. The Group produced a total net loss of $18.3 million compared to $15.1 million for the years ended December 31, 2022 and 2021, respectively.

We are also taking steps to reduce corporate overhead and have restructured our operations by streamlining roles and reducing non-essential operating expenditures. Corporate overhead expenditures was $8.3 million, including net of one-time severance and restructuring expenses of $1.2 million, and non-cash option and compensation expense of $4.1 million for the year ended December 31, 2022, compared to $7.4 million, including a non-cash compensation charge of $1.8 million, for the year ended December 31, 2021, a reduction of approximately $2.3 million after factoring out non-cash compensation and severance costs.

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

We do not believe that we have any direct or indirect reliance on goods sourced from Russia, Ukraine or Belarus or countries that are supportive of Russia’s actions.

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

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our future operating results. The U.S. has entered a period of significant inflation, and this may impact consumption of our products and services and may increase our costs overall. However, as of the date of this report, we have not seen a material impact on our business plan due to recent inflationary concerns in the U.S.

Foreign Exchange Risks

We operate in several foreign countries, including Italy and Colombia. Changes and fluctuations in the foreign exchange rate between the US Dollar and other foreign currencies, including the Euro and the Colombian Peso, may in future have an effect our results of operations.

COVID-19 Update

In November 2020 the Italian government imposed new lockdowns on all land-based betting shops, including corner locations such as coffee shops throughout Italy that were lifted on June 14, 2021. The closing of physical betting shop locations did not affect our online and mobile business operations which has mitigated some of the impact. During the second quarter of 2021, management decided to close our Ulisse operations in Italy due to the uncertainty at that time of the duration and scope of the COVID-19 outbreak, while focusing investments on growing our U.S. market and the more familiar Multigioco brand, the result of which management believes has reduced the complexity and improved the efficiency of our gaming operations in Italy. Due to the high percentage of vaccinations administered in Italy, we do not anticipate further severely restrictive lockdowns in either Italy, the U.S. market of any other market in which we operate.

Recent Developments

On January 29, 2023 (the “Closing Date”), we entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which we acquired 100% of Engage IT from its founding shareholders and Engage became a wholly owned subsidiary of Elys.

Founded in 2016 by the Company’s current Head of Global Technology, Luca Pasquini, along with Alessandro Alpi and Michael Denney. Engage employs 27 specialist technicians, developers and software engineers that specialize in the design, implementation and management of SQL databases, agile project management, and solutions based on the Microsoft cloud platform (Azure) and in the development of .NET applications. Since 2016, Engage has also provided contract services to us, playing a key role in the development of our Elys Gameboard sportsbook technology and Player Account Management Platform (PAM).

Pursuant to the terms of the Purchase Agreement, on the Closing Date, the Company paid $1,177,200 (€1,080,000) for all of the shares of Engage on a debt free basis, which amount may be increased or decreased based on the working capital surplus or deficit, and any indebtedness due to or from Engage by or from any one or more of the Sellers to be determined 10 days prior to June 30, 2023. The Company satisfied the payment by the issuance 3,018,462 shares of common stock (the “Exchange Shares”) equal to the “Dollar Equivalent” of the Purchase Price, calculated at the exchange rate at the time of closing, at a price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company’s common stock for the twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date or US $0.39 per share, which may be adjusted for any stock split, reverse stock split, stock dividend, recapitalization, combination, exchange or similar event; or any subsequent equity sale or rights offering of Elys for a period of thirty six months, defined as the hold period during which the Sellers are restricted from disposing of the shares to a third party. Due to the size of the transaction and the number of securities issued, no shareholder approval was required. Additionally, the Company may repurchase the Exchange Shares in cash in whole or in part at any time on or prior to June 30, 2023.

The Purchase Agreement contains customary representations, warranties and covenants of Elys and the Sellers. Subject to certain customary limitations, the Sellers have agreed to indemnify Elys and its officers and directors against certain losses related to, among other things, breaches of the Sellers’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

The foregoing summary of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement that is filed as Exhibit 10.1 in the Company’s Form 8-K dated February 2, 2023.

The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

Results of Operations

Results of operations for the years ended December 31, 2022 and December 31, 2021.

The comparisons below include a discussion of our operations for the years ended December 31, 2022 and 2021, which includes the results of operations of US Bookmaking subsequent to its acquisition on July 31, 2021.

Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Years Ended
	December 31, 2022	December 31, 2021	Increase/ (decrease)	Percentage change
Turnover
Web-based	$755,248,396	$826,789,619	$(71,541,223)	(8.7)%
Land-based	14,907,168	15,071,218	(164,050)	(1.1)%
Total Turnover	770,155,564	841,860,837	(71,705,273)	(8.5)%

Winnings/Payouts
Winnings web-based	704,932,499	771,852,252	(66,919,754)	(8.7)%
Winnings land-based	12,355,575	12,842,577	(487,002)	(3.8)%
Total Winnings/payouts	717,288,074	784,694,829	(67,406,755)	(8.6)%

Gross Gaming Revenues	52,867,490	57,166,008	(4,298,518)	(8.1)%

Less: Gaming Taxes	12,787,700	12,657,930	129,770	1.0%
Net Gaming Revenues	40,079,790	44,508,078	(4,428,288)	(10.0)%

Betting platform software and services	2,598,869	1,038,713	1,560,156	150.2%

Total Revenues	$42,678,659	$45,546,791	$(2,868,132)	(6.3)%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $755.2 million (€716.4 million) and $826.8 million (€698.7 million) for the years ended December 31, 2022 and 2021, respectively, a decrease of $71.5 million or 8.7%, but an increase in Euro based turnover of €17.7 million or 2.5%. Refer to currency impact on web-based turnover below.

For the year ended December 31, 2022, all of our web-based turnover was generated by Multigioco. In the prior year our web-based turnover was generated by both Multigioco and Ulisse, prior to the closure of our Ulisse CTD operations in the second quarter of the prior year. In the prior year Ulisse contributed approximately $34.0 million (€28.9 million) of web-based turnover. Multigioco contributed web-based turnover of approximately $755.0 million (€716.4 million) and $792.4 million (€669.8 million) a decrease of $37.4 million or 4.7% but an increase in Euro based turnover of €46.5 million or 6.9%. Refer to currency impact on web -based turnover below.

Currency impact on Web-based turnover

Our web-based turnover in Euro increased by approximately €17.7 million or 2.5%, however in U.S dollars we recorded a decrease in turnover of $71.5 million or 8.7%. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year from $1.183361 to $1.054283 or 10.9%, using the 2021 average exchange rate of $1.183361, we would have realized turnover of $847.7 million compared to $826.8 million for the years ended December 31, 2022 and 2021, respectively an increase of $20.9 million. The strengthening of the U.S. dollar against the Euro resulted in a $92.4 million adverse swing in our turnover.

The softening of COVID restrictions in Italy has also driven some web-based turnover to the land-based channel, and despite this effect, we managed to increase web-based turnover due to market share growth.

Land-based turnover

Our land-based turnover was approximately $14.9 million (€14.1 million) and $15.1 million (€12.7 million) for the years ended December 31, 2022 and 2021, respectively, a decrease of $0.2 million or 1.3%, but an increase in Euro based turnover of €1.4 million or 11.0%. Refer to currency impact on land-based turnover below.

For the year ended December 31, 2022, all of our land-based turnover was generated by Multigioco. In the prior year our land-based revenue was generated by both Multigioco and Ulisse, prior to the closure of our Ulisse CTD operations in the second quarter of the prior year. In the prior year Ulisse contributed approximately $11.6 million (€9.8 million) of land-based turnover. Multigioco contributed land-based turnover of approximately $14.8 million (€14.1 million) and $3.4 million (€2.9 million) an increase of $11.4 million or 335.3% but an increase in Euro based turnover of €11.2 million or 386.2%. Refer to currency impact on land-based turnover below.

During the year ended December 31, 2022 we activated approximately 53 new land-based locations in Multigioco with recently acquired operating rights. These acquired rights partially offset the closure of our Ulisse CTD operations in the prior year.

Currency impact on land-based turnover

Our web-based turnover in Euro increased by approximately €1.4 million or 11.0%, however in U.S dollars we recorded a decrease in turnover of $0.2 million or 1.3%. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year from $1.183361 to $1.054283 or 10.9%, using the 2021 average exchange rate of $1.183361, we would have realized turnover of $16.7 million compared to $15.1 million for the years ended December 31, 2022 and 2021, respectively an increase of $1.6 million. The strengthening of the U.S. dollar against the Euro resulted in a $1.8 million adverse swing in our turnover.

Gross Gaming Revenue (“GGR”)

Gross gaming revenue was approximately $52.9 million (€50.1 million) and $57.2 million (€48.3 million) for the years ended December 31, 2022 and 2021, respectively, a decrease of $4.3 million or 7.5%, but an increase in Euro based GGR of €1.8 million or 3.7%. Refer to currency impact on gross gaming revenues below.

The percentage of payouts on web-based turnover improved slightly to 93.3% from 93.4%, and on land-based turnover improved to 82.9% from 85.2%, for the years ended December 31, 2022 and 2021, respectively.

Currency impact on gross gaming revenues

Our GGR in Euro increased by approximately €1.8 million or 3.7%, however in U.S dollars we recorded a decrease in GGR of $4.3 million or 7.5%. The strengthening of the average U.S. dollar exchange rate against the Euro during the current year from $1.183361 to $1.054283 or 10.9%, using the 2021 average exchange rate of $1.183361, we would have realized GGR of $59.3 million compared to $57.2 million for the years ended December 31, 2022 and 2021, respectively an increase of $2.1 million. The strengthening of the U.S. dollar against the Euro resulted in a $6.4 million adverse swing in our GGR.

The return on casino type games is typically fixed at a certain percentage while the return on skill games is dependent on the skill of the players but does not vary significantly from year to year, however the return on sports betting is dependent on the outcome of the sporting games which is unpredictable and is managed by our risk management team, generally producing a better return than the other revenue streams.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the years ended December 31, 2022, is as follows: sports betting turnover represented 21.0% (December 31, 2021 – 22.4%); casino style games represented 78.2% (December 31, 2021 – 76.7%); and other was 0.8% (December 31, 2021 – 0.9%).

The margin earned on our sports book averaged 16.2% (December 31, 2021 – 15.7%) and our casino style games averaged 4.4% (December 31, 2021 - 4.2%), resulting in a blended GGR of 6.9% (December 31, 2021 – 6.8%). The slight shift towards lower margin casino type products during the current year was offset by the higher margin earned on the sports book during the current year.

Gaming Taxes

Gaming taxes increased by approximately $0.1 million or 1.0%. Gaming taxes are a percentage of GGR and increased to 24.2% from 22.1%, for the years ended December 31, 2022 and 2021, respectively. The increase is primarily due to the mix of our Gross Gaming revenues shifting to Multigioco which has an average gaming tax of approximately 24.2% compared to Ulisse with a significantly lower tax rate due to its incorporation being situated outside of Italy.

Service Revenues

Service revenues increased by approximately $1.6 million or 150.2%. This is primarily due to: (i) revenues generated by US Bookmaking and Gameboard operations of approximately $1.1 million and (ii) a general increase in our other service-based revenues across our platform companies. This revenue remains insignificant to total revenues during the years presented.

Selling expenses

Selling expenses are commissions that are paid to our sales agents as a percentage of turnover (handle) and are not affected by the winnings that are paid out. Therefore, increases in turnover (handle), will typically result in increases in selling expenses but may not result in increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover decreased marginally to 4.2% from 4.3% for the years ended December 31, 2022 and 2021, respectively.

We incurred selling expenses of approximately $32.7 million and $36.3 million for the years ended December 31, 2022 and 2021, respectively, a decrease of approximately $3.6 million or 9.9% All expenses, including selling expenses were impacted by the 10.9% strengthening of the U.S. dollar against the Euro. Selling expenses are predominately denominated in Euro’s with a total of $32.4 million and $36.3 million denominated in Euro’s and $0.3 million and $0.0 million denominated in U.S. dollars, for the years ended December 31, 2022 and 2021, respectively. The commissions, in Euro’s, increased from €30.7 million to €30.8 million, an increase of €0.1 million or 0.3% which is significantly lower percentage than the total Euro turnover increase of 2.7% (€19.1 million). This is primarily due to measures taken to reduce selling expenses in line with our strategy to accelerate a return to profitability.

General and Administrative Expenses

General and administrative expenses were approximately $20.0 million and approximately $17.5 million for the years ended December 31, 2022 and 2021, respectively, an increase of $2.5 million or 14.3%. The increase in general and administrative is due to the following:

(i)	Personnel costs, excluding stock based compensation, was constant at approximately $7.1 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively. This included; (i) an increase in personnel costs at US Bookmaking of $0.8 million. In the prior year US Bookmaking personnel costs represented personnel costs for six months (from acquisition date); (ii) a decrease in personnel costs at corporate level of approximately $1.0 million due to a reduction in corporate headcount; and (iii) an increase in Euro based salaries of approximately $0.2 million (on a constant currency basis Euro salaries increased by approximately $1.5 million), primarily due to the increase in headcount as our European operations, including development personnel and customer service personnel.
(ii)	Stock based compensation expense was approximately $4.1 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of approximately $2.3 million or 124.4%. The increase is primarily due to the amortization of options issued in July 2021 for the full fiscal period compared to half a fiscal period in the prior year and restricted stock awards valued at approximately $1.6 million to key management during September 2022 for achieving certain cost saving milestones.
(iii)	Platform related fees were approximately $1.9 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $0.9 million or 32.1%, this is primarily due to the closure of all Ulisse CTD operations in the prior year.
(iv)	Severance costs were approximately $1.2 million and $0 for the years ended December 31, 2022 and 2021, respectively, an increase of $1.2 million. This was due to a rationalization of head count at the corporate level.
(v)	The remaining decrease of approximately $0.1 million consists of several individually immaterial expense items.

Depreciation and amortization

Depreciation and amortization was approximately $1.8 million and $1.4 million for the years ended December 21, 2022 and 2021, respectively, an increase of approximately $0.4 million or 28.6%. The increase is primarily due to the amortization of intangible assets related to the acquisition of US Bookmaking for the full fiscal year during the current year, US Bookmaking was acquired effective July 15, 2021.

Impairment of indefinite lived assets and goodwill

Impairment of indefinite lived assets and goodwill was approximately $20.6 million and approximately $17.4 million for the years ended December 31, 2022 and 2021, respectively, an increase of $3.2 million or 18.4%. We considered the fair value of purchased goodwill on the acquisition of US Bookmaking, in terms of ASC 360, and determined that, based on management’s revised future projections that an impairment charge of the remaining goodwill of approximately $14.5 million was appropriate, in the prior year we considered a goodwill impairment charge of approximately $12.5 million was appropriate. In addition, we evaluated our long-lived assets for impairment in terms of ASC 350 and determined that an impairment charge of $6.1 million for the year ended December 31, 2022 was appropriate for certain US Bookmaking intangible assets. In the prior year we impaired the remaining value of our Ulisse bookmakers license of approximately $4.8 million as we have decided to concentrate a significant amount of our efforts on developing the U.S. market.

As discussed below under contingent purchase consideration, management reviewed the future revenue and profit projections of US Bookmaking based on recent developments and disputes with the previous US Bookmaking management. We forecast the future performance of US Bookmaking based on the current customer base which resulted in an impairment of the remaining goodwill balance.

Loss from Operations

The loss from operations was approximately $32.4 million and approximately $26.9 million for the years ended December 31, 2022 and 2021, respectively, an increase of approximately $5.5 million or 20.5%. The increase in loss from operations is primarily due to the following; (i) the reduction in revenues of $2.9 million; (ii) the increase in general and administrative of $2.6 million; and (iii) the increase in impairment of indefinite lived assets and goodwill of $3.2 million; offset by (iv) a decrease in selling expense of $3.9 million, as discussed above.

Interest Expense, Net of Interest Income

Interest expense was approximately $0.04 million and $0.02 million for the years ended December 31, 2022 and 2021, respectively, an increase of $0.2 million or 100.0%. The increase is primarily due to interest accrued on disputed loans advanced by a previous US Bookmaking vendor.

Amortization of debt discount

Amortization of debt discount was $0 and approximately $0.01 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $0.01 million or 100.0%. The decrease is primarily due to the conversion of convertible debentures into equity, primarily in the prior period, resulting in accelerated amortization and the maturity of the convertible notes in May 2020.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $12.9 million and $11.9 million for the years ended December 31, 2022 and 2021, respectively, an increase of $1.0 million. The change in fair value of contingent purchase consideration includes the reevaluation of the fair value of contingent purchase consideration on the acquisition of US Bookmaking.

Contingent purchase consideration on the acquisition of US Bookmaking is due to the vendors for the years ended December 31, 2022 to December 31, 2025. The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. Due to the current performance of US Bookmaking and the lack of foreseeable future revenue generating customers which culminated in a dispute with previous US Bookmaking management, the future potential of the business was forecast based on the current customer base which resulted in an EBITDA forecast below the threshold required to earn the contingent purchase consideration for the entire earnout period. The remaining balance of contingent purchase consideration of $12.9 million was credited to the statement of operations and comprehensive loss.

Other income

Other income was approximately $0.02 million and $0.2 million for years ended December 31, 2022 and 2021, respectively, a decrease of $0.18 million or 90.0%. Other income included approximately $0.2 million of Covid relief funds received by Odissea during the prior year.

Other expense

Other expense was approximately $0.1 million and $0.05 million for the years ended December 31, 2022 and 2021, respectively, an increase of approximately $0.05 million or 100.0%. Other expense represents several individually insignificant amounts such as minor fines and penalties and non-operational commitments not related to operations, expensed during the year.

Gain (loss) on Marketable Securities

The gain on marketable securities was approximately $0.01 million and the loss on marketable securities was $0.46 million for the years ended December 31, 2022, and 2021, respectively, a decrease of $0.47 million or 102.2%. The gain on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each period. The shares in Zoompass were acquired by the Company as settlement of the litigation matter.

Loss Before Income Taxes

Loss before income taxes was approximately $19.7 million and $15.4 million for the years ended December 31, 2022 and 2021, respectively, an increase of $4.3 million or 27.9%. The increase is primarily attributable to the increase in the loss from operations of approximately $5.5 million, offset by the increase in the change in fair value of contingent purchase consideration of $1.0 million, as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $1.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, an increase of $1.1 million or 366.7%.The increase is primarily attributable to deferred tax movements on imputed intangible assets of $1.6 million and an income tax charge of $0.2 million on profits generated by our European subsidiaries.

Net Loss

Net loss was approximately $18.3 million and $15.1 million for the years ended December 31, 2022 and 2021, respectively, an increase of $3.2 million or 21.2%, due to the reasons discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our subsidiaries is the Euro, the local currency in Italy and Austria, the functional currency of our Canadian subsidiary is the Canadian dollar and the functional currency of our Colombian operations is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation loss of approximately $0.35 million and $0.52 million for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Assets

On December 31, 2022, we had total assets of approximately $21.4 million compared to total assets of $44.6 million on December 31, 2021. The decrease of $23.3 million is primarily related to; (i) the impairment of goodwill and long lived assets of $20.6 million and the amortization of intangible assets of $1.6 million, offset by the addition of the betting platform for the U.S. market of $2.5 million; (ii) the decrease in gaming accounts receivable of approximately $1.0 million, primarily due to the timing of receipts from customers, which are generally settled on a weekly basis; a decrease in cash balances of $3.9 million, as discussed under cash flow below; offset by an increase in right-of-use assets of $0.9 million related primarily to property leases entered into for expansion of our Italian operations.

Liabilities

On December 31, 2022, we had total liabilities of approximately $14.2 million compared to $26.8 million on December 31, 2021. The decrease of $12.6 million is primarily due to; (i) the reduction in Contingent Purchase Consideration of approximately $12.8 million which was fair valued during the current period based on management’s revised estimate of the profitability of US Bookmaking; (ii) a decrease in the deferred tax liability of $1.6 million related to the impairment and amortization of long-lived assets; (iii) offset by an increase in operating lease liabilities of $0.9 million related primarily to property leases entered into for expansion of our European operations.

Working Capital

We had approximately $3.4 million in cash and cash equivalents on December 31, 2022 compared to $7.3 million on December 31, 2021. We do not believe that our cash balance is sufficient to maintain operations for the next twelve months.

We had a working capital deficit of approximately $3.9 million as of December 31, 2022 and a surplus of $1.6 million as of December 31, 2021.

We continue to develop our strategy for the U.S market which remains challenging and volatile with several market participants jockeying for position with aggressive marketing campaigns and advertising programs, which we believe are not sustainable and result in customer acquisition costs that present recoverability challenges. We believe that our strategy of a slower roll-out without being drawn into aggressive marketing and advertising campaigns is the most suited strategy for our business. We anticipate that we may require additional capital to execute this successfully and to fund our increasing working capital requirements. We believe that we may need to raise cash resources either from equity markets or from debt funding during the near term as our existing cash resources together with the revenue from operations may not be sufficient to fund existing operations over the next twelve months from the date hereof. Historically, we have primarily financed our operations through revenue generated from providing online and land-based gaming products, services, and Platform services in Italy and the sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. Recently, we have spent, and expect to continue to spend, a substantial amount of funds in connection with our expansion strategy.

Accumulated Deficit

As of December 31, 2022, we had an accumulated deficit of approximately $66.5 million compared to an accumulated deficit of approximately $48.2 million as of December 31, 2021.

Cash Flows from Operating Activities

Cash flows from operating activities resulted in net cash used in operating activities of approximately $(4.2) million and $(7.6) million for the years ended December 31, 2022 and 2021, respectively. The $3.4 million decrease in cash used in operating activities is primarily related to: (i) the increase in net loss of approximately $(3.2) million offset by (ii) a net movement in non-cash items of approximately $3.9 million, including a movement in impairment costs of long-lived assets and goodwill of approximately $3.2 million, an increase in the movement of stock option compensation expense of approximately $1.0 million, an increase in shares issued for services of approximately $1.9 million, offset by the movement in the change in the fair value of contingent purchase consideration of approximately $(1.0) million and the movement of deferred taxation of approximately $(1.4) million; and (iii) a decrease in working capital movement of approximately $2.7 million, primarily due to the decrease in movement of gaming accounts receivable of approximately $1.7 million at Multigioco due to the timing of collections from customers, the movement on taxation payable of approximately $1.0 million related to a taxation liability generated by Ulisse in the 2020 year, paid in 2021, the movement in prepaid expenses of approximately $0.7 million, offset by the movement in accounts payable and accrued liabilities of approximately $(1.0) million, again related to the timing of the payment of our liabilities.

Cash Flows from Investing Activities

The net cash used in investing activities for the year ended December 31, 2022 was approximately $2.9 million and $6.7 million for the year ended December 31, 2021. During the current year, we invested approximately $2.9 million in platform development costs. In the prior year we acquired US Bookmaking for net cash of $5,973,839 and platform development and fixed asset purchases of $0.7 million, primarily to support the U.S. expansion efforts.

Cash Flows from Financing Activities

Net cash provided by financing activities for the for the year ended December 31, 2022 was $3.7 million and $2.9 million for the year ended December 31, 2021. The cash provided by financing activities during the current year included proceeds from subscriptions including prefunded warrants, net of direct costs of $3.1 million, proceeds from related parties to fund the US Bookmaking operations of $0.3 million and proceeds received to acquire certain kiosks of $0.4 million. In the prior year we received proceeds from warrant exercises of approximately $4.0 million, offset by the repayment of the bank line of credit of $0.5 million and deferred purchase price payments of approximately $0.4 million.

Contractual Obligations

Contractual obligations consist of the certain short term funding commitments to acquire kiosks, and operating and finance lease obligations as disclosed in the noes to the financial statements.

We do not believe that we have any obligations for contingent purchase consideration based on our assessment of US Bookmaking’s ability to reach the pre-set earnout targets.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Our estimates are based on our historical experience, information received from third parties and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information.

The critical accounting policies that involved significant estimation included the following:

Impairment of indefinite lived assets and goodwill

We determine the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management reviewed the future revenue and profit projections of US Bookmaking based on the current dispute with previous management.

We carry intangible assets in the amount of $10.4 million and goodwill in the amount of $1.7 million as more fully described in Notes 8 and 9 to the consolidated financial statements. The intangible assets and goodwill are allocated between reporting units. The Company tests its goodwill and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting unit to their carrying amount.

US Bookmaking's performance was disappointing during the current fiscal year, the management team was unable to operate the business on a sustainable stand-alone basis and was unable to source sufficient revenue generating customers or increase revenue from existing customers to demonstrate that the operations were moving towards a sustainable business model. This culminated in a dispute with management over ongoing funding of operating losses and resulted in the abandonment of executive positions and notices to all customers that operations would be ceasing. We assumed management of US Bookmaking in October 2022 and are attempting to reduce expenditure on an ongoing basis. Based on the above we forecast the future business of US Bookmaking on its current customer base and future expected expenditure. For impairment testing of long lived assets, we considered the future discounted cash flows supporting these long-lived assets in our US Bookmaking operation and determined that amortized customer relationships of $6.7 million was appropriately impaired by $4.8 million, with a remaining carrying value of $1.9 million deemed appropriate. In addition, we determined that impairment of the remaining value of the US Bookmaking non-compete agreements of $1.3 million was appropriate as we no longer have an amicable relationship with management and are currently involved in a legal dispute with the Sellers and key members of the previous management team. After considering the allocation of the discounted cashflows to the value of the long lived assets, we determined that it was appropriate to impair the remaining carrying value of goodwill of $14.5 million related to US Bookmaking.

In the prior year, we fully impaired the remaining indefinite-lived intangibles (Ulisse Bookmaker License) assets of approximately $4.8 million due to the Company's decision not to renew the cash deposits required to retain the license. The Company determines the fair value of the reporting units using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of US Bookmaking based on the forecasts provided by the vendors at the time of performing the business valuation, which factored in the ability to source new customers. The customer acquisition process has proven to take longer than expected with a resultant downward revision of new customers acquired over the forecast period and the resultant downward impact on forecasted revenue streams. We reviewed the forecasts and made appropriate adjustments based on our current understanding of the addressable market, the growth rates forecast by third party market analysts, our expected share of revenue and the expectation of how many new clients we would realistically be able to add over the forecast period. Management is currently forecasting expected discounted cash flows over the forecast period to be approximately 40% lower than originally estimated. This has a significant impact on our current valuation of US Bookmaking, resulting in a prior year goodwill impairment charge of approximately $12.5 million, no prior year impairment of any long-lived assets was considered appropriate.

Fair Value of Contingent Consideration

As of December 31, 2022 and 2021, respectively, the Company carried contingent purchase consideration in the amount of $0 and approximately $12.9 million, respectively, as more fully described in Note 12 to the consolidated financial statements. The contingent consideration relates to the business combination of US Bookmaking on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration was up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

The basis for determining contingent purchase consideration at each reporting period is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The revenue and profitability forecast was based on the current business in US Bookmaking, as described in the impairment of indefinite lived assets and goodwill above, which resulted in the probability of meeting the pre-determined earnout targets as being remote, accordingly we determined that contingent purchase consideration should be adjusted to $0 with a credit to the statement of operations and comprehensive loss of $12.9 million.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

ELYS GAME TECHNOLOGY CORP

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Elys Game Technology, Corp.

130 Adelaide St. W, Suite 701

Toronto, Ontario M5H 2K4

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elys Game Technology, Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's future viability is dependent on its ability to raise additional capital to finance its ongoing development work and future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Assessment of Goodwill and Intangible Assets

As of December 31, 2022, the Company carried intangible assets in the amount of $10.4 million and goodwill in the amount of $1.7 million as more fully described in Notes 8 and 9 to the consolidated financial statements. Goodwill is allocated between reporting units. The Company tests its goodwill annually for impairment or more frequently if indicators for impairment exist. Impairment for goodwill is determined by comparing the fair value of the respective reporting units to their carrying amounts. For impairment testing of long lived assets including intangible assets with finite useful lives the Company considers qualitative facts, circumstances and judgment as to whether impairment indicators exist and if there are, performs a quantitative impairment calculation at the asset group level. The Company determines the fair value of the reporting units and asset groups using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital (WACC).

We identified the impairment assessment for goodwill and intangible assets as a critical audit matter because of the significant estimates and assumptions management makes as part of the qualitative assessment as well as the quantitative assessment to estimate the fair value of the reporting unit (goodwill) and the asset groups (long lived assets). The income approach requires significant management assumptions such as assumptions used in the cash flow forecast and the WACC. Auditing these significant assumptions and judgements involved a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

The primary procedures we performed to address this critical audit matter included:

·	Assessing management's forecast including testing the completeness, accuracy and relevance of underlying data and evaluating significant management assumptions.
·	Performing a sensitivity analysis on significant assumptions and evaluating the impact on the fair value that would result from changes in the assumptions.
·	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value model, (ii) evaluating the reasonableness of certain assumptions used including the WACC, and (iii) assessing the reasonableness of the WACC by developing independent estimates and comparing estimates to those utilized by management.

Fair Value of Contingent Consideration

As more fully described in Note 12 to the consolidated financial statements, the Company had entered into a purchase agreement that included a provision for contingent consideration. The contingent consideration relates to the business combination of Bookmakers Company US, LLC on July 15, 2021. The contingent consideration is based upon achievement of certain EBITDA milestones during the next 4 years, payable 50% in cash and 50% in stock, the contingent consideration is up to $41.8 million. At each reporting period, the Company estimates changes in the fair value of the contingent consideration and any change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income.

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

The primary procedures we performed to address this critical audit matter included:

·	Assessing management's forecast including testing the completeness, accuracy and relevance of underlying data and evaluating significant management assumptions.
·	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value model, (ii) evaluating the reasonableness of certain assumptions used including the discount rate, and (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management.

Zurich, Switzerland, April 17, 2023

BDO AG

Christoph Tschumi	Ppa. Wing Chi Waldmeier

We have served as the Company's auditor since 2019.

ELYS GAME TECHNOLOGY, CORP

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$3,400,166	$7,319,765
Accounts receivable	731,962	271,161
Gaming accounts receivable	1,431,497	2,418,492
Prepaid expenses	900,205	968,682
Related party receivable	22,511	1,413
Other current assets	338,871	403,972
Total Current Assets	6,825,212	11,383,485

Non - Current Assets
Restricted cash	364,701	386,592
Property and equipment	610,852	490,079
Right of use assets	1,498,703	589,288
Intangible assets	10,375,524	15,557,561
Goodwill	1,662,278	16,164,337
Marketable securities	19,999	7,499
Total Non - Current Assets	14,532,057	33,195,356
Total Assets	$21,357,269	$44,578,841

Current Liabilities
Bank overdraft	$—	$7,520
Accounts payable and accrued liabilities	6,790,523	6,820,279
Gaming accounts payable	2,213,532	2,610,305
Taxes payable	179,720	47,787
Related party payable	422,129	502
Promissory notes payable - related parties	752,000	51,878
Operating lease liability	369,043	244,467
Financial lease liability	6,831	8,347
Bank loan payable - current portion	3,151	36,094
Total Current Liabilities	10,736,929	9,827,179

Non-Current Liabilities
Contingent Purchase Consideration	—	12,859,399
Deferred tax liability	1,696,638	3,291,978
Operating lease liability	1,157,979	340,164
Financial lease liability	2,288	7,716
Bank loan payable	148,169	151,321
Other long-term liabilities	464,851	359,567
Total Non – Current Liabilities	3,469,925	17,010,145
Total Liabilities	14,206,854	26,837,324

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 30,360,810 and 23,363,732 shares issued and outstanding as of December 31, 2022 and 2021	3,036	2,336
Additional paid-in capital	74,249,244	66,233,292
Accumulated other comprehensive (loss) income	(600,619)	(251,083)
Accumulated deficit	(66,501,246)	(48,243,028)
Total Stockholders' Equity	7,150,415	17,741,517
Total Liabilities and Stockholders’ Equity	$21,357,269	$44,578,841

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the years ended December 31,
	2022	2021

Revenue	$42,678,659	$45,546,791

Costs and Expenses
Selling expenses	32,705,928	36,274,752
General and administrative expenses	19,977,275	17,466,786
Depreciation and Amortization	1,832,204	1,351,173
Impairment of indefinite lived assets and goodwill	20,583,502	17,350,628
Total Costs and Expenses	75,098,909	72,443,339

Loss from Operations	(32,420,250)	(26,896,548)

Other (Expenses) Income
Interest expense, net	(43,599)	(20,985)
Amortization of debt discount	—	(12,833)
Change in fair value of contingent purchase consideration	12,859,399	11,857,558
Other income	22,045	227,788
Other expense	(108,548)	(49,967)
Gain (loss) on marketable securities	12,500	(460,000)
Total Other Income (Expenses)	12,741,797	11,541,561

Loss Before income taxes	(19,678,453)	(15,354,987)
Income tax benefit	1,420,235	290,476
Net Loss	$(18,258,218)	$(15,064,511)

Other Comprehensive Loss
Foreign currency translation adjustment	(349,536)	(519,031)

Comprehensive Loss	$(18,607,754)	$(15,583,542)

Loss per common share - basic and diluted	$(0.70)	$(0.67)
Weighted average number of common shares outstanding - basic and diluted	26,254,972	22,500,716

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2020	20,029,834	$2,003	$53,064,919	$267,948	$(33,178,517)	$20,156,353
Common stock issued to settle liabilities	533,790	53	2,676,849	—	—	2,676,902
Proceeds from warrants exercised	1,509,809	151	3,962,330	—	—	3,962,481
Acquisition of Bookmakers Company US, LLC	1,265,823	127	4,544,177	—	—	4,544,304
Shares issued for services	24,476	2	139,998	—	—	140,000
Stock based compensation expense	—	—	1,845,019	—	—	1,845,019
Foreign currency translation adjustment	—	—	—	(519,031)	—	(519,031)
Net loss	—	—	—	—	(15,064,511)	(15,064,511)
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517
Proceeds from private placement	2,625,000	263	2,486,924	—	—	2,487,187
Brokers fees on private placement	—	—	(245,950)	—	—	(245,950)
Proceeds from warrants exercised	541,227	54	512,758	—	—	512,812
Proceeds from open market sales	168,016	17	387,036	—	—	387,053
Brokers Fees on open market sales			(11,612)			(11,612)
Restricted stock compensation	3,662,835	366	2,012,234	—	—	2,012,600
Stock based compensation expense	—	—	2,874,562	—	—	2,874,562
Foreign currency translation adjustment	—	—	—	(349,536)	—	(349,536)
Net loss	—	—	—	—	(18,258,218)	(18,258,218)
Balance at December 31, 2022	30,360,810	$3,036	$74,249,244	$(600,619)	$(66,501,246)	$7,150,415

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(18,258,218)	$(15,064,511)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,832,204	1,351,174
Amortization of debt discount	—	12,833
Impairment of license and goodwill	20,583,502	17,350,628
Non-cash interest	36,489	9,265
Change in Fair Value Contingent Consideration	(12,859,399)	(11,857,558)
Unrealized (gain) loss on marketable securities	(12,500)	460,000
Shares issued for services	2,012,600	140,000
Stock based compensation expense	2,874,562	1,845,019
Loss on sale of asset	5,719	—
Gain on settlement of liabilities	—	(7,977)
Bad debt expense	—	(98,167)
Deferred taxation movement	(1,595,340)	(196,434)

Changes in Operating Assets and Liabilities
Prepaid expenses	61,049	(632,012)
Accounts payable and accrued liabilities	294,120	1,663,340
Accounts receivable	(400,499)	(145,367)
Gaming accounts receivable	767,794	(933,273)
Gaming accounts payable	(244,567)	(270,063)
Taxes payable	135,678	(865,174)
Due from related parties	400,003	(1,979)
Other long-term liabilities	123,426	86,480
Other current assets	43,901	(44,626)
Long term liabilities	—	(355,109)
Net Cash used in Operating Activities	(4,200,016)	(7,553,511)

Cash Flows from Investing Activities
Acquisition of property and equipment, and intangible assets	(2,905,386)	(717,080)
Acquisition of Bookmakers Company US, LLC, net of cash of $26,161	—	(5,973,839)
Proceeds on disposal of asset	27,939	—
Net Cash used in Investing Activities	(2,877,447)	(6,690,919)

Cash Flows from Financing Activities
Proceeds private placement and open market sales - net of fees	2,616,678	—
Proceeds from warrants exercised	—	3,962,482
Proceeds from bank overdraft	(6,969)	4,047
Repayment of bank line of credit	—	(500,000)
Repayment of bank loan	(35,038)	(133,742)
Repayment of debentures	—	(27,562)
Proceeds from from promissory notes payable - related parties	665,000	—
Proceeds from pre- funded warrants	512,812	—
Repayment of government relief loan	—	(27,586)
Deferred purchase price payments	—	(410,383)
Proceeds from finance leases	1,881	—
Repayment of finance leases	(7,808)	(10,172)
Net Cash provided by Financing Activities	3,746,556	2,857,084

Effect of change in exchange rate	(610,583)	(951,066)

Net decrease in cash	(3,941,490)	(12,338,412)
Cash and cash equivalents and restricted cash– beginning of the year	7,706,357	20,044,769
Cash and cash equivalents and restricted cash – end of the year	$3,764,867	$7,706,357

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statements of Cash Flows

Cash and cash equivalents	$3,400,166	$7,319,765
Restricted cash included in non-current assets	364,701	386,592
Total cash and cash equivalents at end of year	$3,764,867	$7,706,357

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$8,678	$39,682
Income tax	$43,171	$805,030
Supplemental cash flow disclosure for non-cash activities
Settlement of liabilities by the issuance of common stock	$—	$2,676,902
Acquisition of Bookmakers Company US, LLC by the issuance of common stock	$—	$4,544,304

See notes to consolidated financial statements

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“US Bookmaking”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding the U.S. market. The Company recently began operation in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan area of Washington, D.C., and in October 2021 the Company entered into an agreement with Ocean Casino Resort in Atlantic City, New Jersey, to provide platform and bookmaking services. Ocean Casino Resort began using the Company’s platform and bookmaking services in March 2022.

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

In a separate Assignment Agreement entered into between the Company’s subsidiary, Multigioco, Lottomatica assigned ownership of 100 Sports Rights to Multigioco, which will allow Multigioco to expand its land-based distribution network to 110 point-of-sale locations. Multigioco activated 53 location rights during the second half of 2022 and expects to activate the remaining 47 locations over the first half of 2023. These rights are only valid until the ADM puts new location rights up for tender, which could take place at any time, and therefore were assigned a minimal value.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

1. Nature of Business (continued)

The entities included in these consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp. (“Elys”)	Parent Company	USA	U.S. dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian dollar
Elys Technology Group Limited	April 4, 2019	Malta	Euro
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. dollar
Bookmakers Company US, LLC	July 15, 2021	USA	U.S. dollar
Elys US Game Technologies and Services, LLC	July 1, 2022	USA	U.S. dollar

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

The company previously had a secondary listing on the NEO exchange in Canada, which was terminated with effect from December 31, 2021. For the purposes of its previous listing in Canada, the Company is an “SEC Issuer” as defined under National Instrument 52-107“Accounting Principles and Audit Standards”and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102“Continuous Disclosure Obligations”(“NI 51-102CP”) which permits the Company to prepare its financial statements in accord with U.S. GAAP.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods, using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share-based payment arrangements, determining the fair value of assets acquired, allocation of purchase price, impairment of long-lived intangible assets and goodwill, the collectability of receivables, leasing arrangements, convertible debentures, contingent purchase consideration, contingencies and the value of deferred taxes and related valuation allowances. Certain estimates, including evaluating the collectability of receivables and advances, could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

To date, the Company has not been exposed to the recent U.S. bank failures and we do not anticipate any adverse impact on the Company’s cash balances.

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded a release from the bad debt provision of $13,051 and $98,167 and an increase in bad debt provision of $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

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

The range of the estimated useful lives is as follows:

Description	Useful Life (in years)

Betting Platform Software	15
Multigioco and Rifa ADM Licenses	1.5	to	7
Location contracts	5	to	7
Customer relationships	10	to	18
Trademarks/Tradenames	10	to	14
Websites	5
Non-compete agreements	4

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

In terms of ASC 350, the Company performed a qualitative assessment and based on the outcome of the qualitative assessment, performed a quantitative analysis on its goodwill as of December 31, 2022 and determined that an impairment of $14,501,669 was considered necessary.

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

In Italy, tax years beginning 2017 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2017 forward, are subject to examination. The Company is not currently under examination and it has not been notified of a pending examination.

Contingent Purchase Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of the purchase price consideration for acquisitions. At each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 4 and 12.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web based as well as land based leisure betting establishments situated throughout Italy, and

(ii)	provider of certified betting Platform software services to leisure betting establishments in Italy and 9 other countries.

3. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The accompanying financial statements for the period ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund ongoing development work of its gaming platforms and operations until we are able to generate revenue streams from our additional gaming platforms and become profitable. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company's ability to continue as a going concern for one year from the date of issuance of these audited consolidated financial statements. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Acquisition of subsidiaries

On July 5, 2021, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Bookmakers Company US LLC, a Nevada limited liability company doing business as US Bookmaking, from its members (the “Sellers”). On July 15, 2021 the Company consummated the acquisition of US Bookmaking and in terms of the Purchase Agreement the Company acquired 100% of US Bookmaking, from its members (the “Sellers”) and US Bookmaking became a wholly owned subsidiary of the Company.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

4. Acquisition of subsidiaries (continued)

US Bookmaking is a provider of sports wagering services such as design and consulting, turn-key sports wagering solutions, and risk management.

Pursuant to the terms of the Purchase Agreement, the consideration paid for all of the equity of US Bookmaking was $6 million in cash plus the issuance of 1,265,823 shares of the Company’s common stock with a market value of $4,544,304 on the date of acquisition.

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

The goodwill of $27,024,383 arising on consolidation consists largely of the reputation and knowledge of US Bookmaking in the sports betting market in the US markets which should facilitate the Company’s penetration into the U.S. market.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

4. Acquisition of subsidiaries (continued)

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2021.

	Revenue	Earnings

Actual for December 31, 2022	$1,105,986	$(1,064,889)

2021 Supplemental pro forma from January 1, 2021 to December 31, 2021	$45,957,894	$(15,887,232)

The 2021 Supplemental pro forma information was adjusted to exclude $125,479 of non-recurring acquisition costs, in addition, the 2021 supplemental pro forma information was adjusted to account for amortization of intangibles on acquisition of $579,519.

5. Restricted Cash

Restricted cash consists of cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank. The Company no longer has an operating line of credit and will apply for the release of the restricted cash.

6. Property and equipment

	December 31, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$58,808	$40,932	$17,876	$27,260
Computer and office equipment	1,166,394	858,792	307,602	223,214
Fixtures and fittings	437,442	277,320	160,122	135,433
Vehicles	14,574	14,574	—	44,837
Computer software	336,455	211,203	125,252	59,335
	$2,013,673	$1,402,821	$610,852	$490,079

The aggregate depreciation charge to operations was $240,724 and $230,033 for the years ended December 31, 2022 and 2021, respectively. The depreciation policies followed by the Company are described in Note 2.

7. Leases

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Leases (continued)

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

Right of use assets

Right of use assets included in the consolidated balance sheet are as follows:

	December 31, 2022	December 31, 2021
Non-current assets
Right of use assets - operating leases, net of amortization	$1,498,703	$589,288
Right of use assets - finance leases, net of depreciation – included in property and equipment	$8,884	$15,520

Lease costs consists of the following:

	Year ended December 31,
	2022	2021
Finance lease cost:	$8,005	$10,906
Amortization of right-of-use assets	7,536	10,102
Interest expense on lease liabilities	469	804

Operating lease cost	408,062	244,639

Total lease cost	$416,067	$255,545

Other lease information:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(469)	$(804)
Operating cash flows from operating leases	(408,062)	(244,639)
Financing cash flows from finance leases	(7,809)	(10,172)

Right-of-use assets obtained in exchange for new finance leases	1,881	—
Right-of-use assets disposed of under operating leases prior to lease maturity	(61,769)	(224,793)
Right-of -use assets obtained in exchange for new operating leases	$1,351,211	$406,276
Weighted average remaining lease term – finance leases	1.75 years	1.93 years
Weighted average remaining lease term – operating leases	4.06 years	2.60 years
Weighted average discount rate – finance leases	4.98%	3.73%
Weighted average discount rate – operating leases	3.02%	2.73%

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

7. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases as of December 31, 2022 is as follows:

Amount
2023	$7,142
2024	1,260
2025	488
2026	488
2027 and thereafter	366
Total undiscounted minimum future lease payments	9,744
Imputed interest	(625)
Total finance lease liability	$9,119
Disclosed as:
Current portion	$6,831
Non-Current portion	2,288
$9,119

Operating lease liability

The amount of future minimum lease payments under operating leases as of December 31, 2022 is as follows:

Amount
2023	$426,238
2024	356,755
2025	316,349
2026	279,540
2027 and thereafter	264,650
Total undiscounted minimum future lease payments	1,643,532
Imputed interest	(116,510)
Total operating lease liability	$1,527,022
Disclosed as:
Current portion	$369,043
Non-Current portion	1,157,979
$1,527,022

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

8. Intangible Assets

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

Intangible assets consist of the following:

	December 31, 2022				December 31, 2021
	Cost	Impairment charge	Accumulated amortization	Net book value	Net book value
Betting platform software	$8,628,105	$—	$(1,851,619)	$6,776,486	$4,745,895
Licenses	973,333	—	(961,469)	11,864	3,413
Location contracts	1,000,000	—	(1,000,000)	—	—
Customer relationships	8,145,927	(4,750,000)	(1,072,022)	2,323,905	7,538,533
Trademarks	1,537,318	—	(274,049)	1,263,269	1,413,887
Non-compete agreement	2,096,000	(1,331,833)	(764,167)	—	1,855,833
Websites	40,000	—	(40,000)	—	—
	$22,420,683	$(6,081,833)	$(5,963,326)	$10,375,524	$15,557,561

The Company recorded $1,591,139 and $1,120,757 in amortization expense for finite-lived assets for the year ended December 31, 2022 and 2021, respectively, and an impairment provision of $6,081,833 against customer relationships and non-compete agreements related to US Bookmaking, and $4,827,914 against Ulisse indefinite lived licenses, for the years ended December 31, 2022 and 2021, respectively.

The estimated amortization expense over the next five-year period is as follows:

Amount
2023	$1,198,162
2024	1,193,704
2025	1,189,997
2026	1,188,997
2027	1,181,999
Total estimated amortization expense	$5,953,859

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

8. Intangible Assets (continued)

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

Impairment of intangibles related to the acquisition of US Bookmaking

On July 20, 2022, the Company received notice that on July 17, 2022, an action (the “Action”) was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (“Plaintiffs”), against the Company and Bookmakers Company US LLC d/b/a U.S. Bookmaking (“US Bookmaking,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against the Company related to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in US Bookmaking to the Company. Plaintiffs’ claimed relief asserted in the Action include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. The Plaintiffs sought a judgment for damages against the Company, including punitive damages, as well as declaratory relief against both US Bookmaking and the Company. The Company believed the Action was completely without merit and on September 29, 2022, the Court denied in all respects the Plaintiffs’ emergency motion for a preliminary injunction which resulted in the action being dismissed by the Plaintiffs on September 30, 2022.

The relationship between the Company and the plaintiffs is no longer viable and the Company has instituted its own action against the Plaintiffs, see legal proceedings below. During October 2022, the executive management and several other employees abandoned their positions at US Bookmaking due to the dispute with the Company related to the performance of US Bookmaking and the ongoing financial demands linked to that performance. The Company re-evaluated the forecasts prepared by the previous US Bookmaking management and the lack of new customers as originally forecast and revised those estimates downwards to current supportable business. This resulted in a significant impairment of the value assigned to goodwill, the non-compete agreements with US Bookmaking management, and the value originally assigned to customer relationships predicated on improving the revenues generated from those customers. Based on a quantitative impairment analysis performed by management, an impairment charge of $4,750,000 on the US Bookmaking customer relationships was considered appropriate with a carrying value of $1,935,590 remaining as of December 31, 2022, in addition, an impairment charge of $1,331,833 of the remaining carrying value of the non-compete agreements was considered appropriate.

Ulisse License

During 2021, the COVID-19 pandemic resulted in the closure of our land-based operations in the Italian market for an extended period of time and as the pandemic evolved and the markets in which the Company operated continued to experience resurgences of the virus, we were uncertain as to the long-term impact on the Company’s land-based operations. As such, the Company made a strategic decision to transfer its Ulisse customer relationships in Italy to Multigioco ahead of license renewals which are expected to take place within the next one to two years. The combined Multigioco and Ulisse business under the Multigioco entity, which is an Italian based operator, substantially increased the Company’s market share in Italy, and may improve the possibility of renewing our Italian licenses. Ulisse is based in Austria and during the fourth quarter of 2021, management decided to apply its limited resources and concentrate all of its efforts on developing the US and North American markets, thereby deciding to allow the Austrian bookmaking license to lapse by not renewing the cash deposits required to retain the license. The license under which Ulisse operated in Italy, was not transferable to Multigioco and accordingly, based on a quantitative impairment analysis, an impairment charge of the remaining carrying value of the license of $4,827,914 was considered appropriate for the year ended December 31, 2021.

The Company believes that the remaining carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be further impaired.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

9. Goodwill

	December 31, 2022	December 31, 2021
Cost
Opening balance as of January 1,	$28,687,051	$1,663,120
Acquisition of US Bookmaking		27,024,383
Foreign exchange movements	(390)	(452)
Closing balance as of December 31.	28,686,661	28,687,051

Accumulated Impairment charge
Opening balance as of January 1,	(12,522,714)	—
Impairment charge	(14,501,669)	(12,522,714)
Closing balance as of December 31,	(27,024,383)	(12,522,714)

Goodwill, net of impairment charges	$1,662,278	$16,164,337

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

Impairment of goodwill related to US Bookmaking

As discussed in note 8 above, Impairment of intangibles related to the acquisition of US Bookmaking, the Company performed a quantitative impairment analysis based on a revised forecast of future revenues and profit projections of US Bookmaking based on the current customer base resulting in a significant impact on the current valuation of US Bookmaking which resulted in a goodwill impairment charge of approximately $14,501,669 and $12,522,714 for the years ended December 31, 2022 and 2021, respectively.

10. Marketable Securities

Investments in marketable securities consists of 2,500,000 shares of Zoompass Holdings (“Zoompass”) and is accounted for at fair value, with changes recognized in earnings.

On December 31, 2022, the shares of Zoompass were last quoted at $0.008 per share on the OTC market, resulting in an unrealized gain recorded to earnings related to these securities of $12,500. The Company recorded an unrealized loss of $460,000 for the year ended December 31, 2021.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

 `

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

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of USB with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of USB’s tangible and intangible assets. The balance outstanding at December 31, 2022 consists of principal outstanding of $150,000 and interest thereon of $1,320.

Since acquisition of US Bookmaking, the Company has repaid principal of $5,570 and has total accrued and unpaid interest of $6,890 on this loan as of December 31, 2022.

The maturity of bank loans payable as of December 31, 2022 is as follows:

Amount
Within 1 year	$3,151
1 to 2 years	3,272
2 to 3 years	3,396
3 to 4 years	3,526
5 years and thereafter	137,975
Total	$151,320
Disclosed as:
Current portion	$3,151
Non-Current portion	148,169
$151,320

12. Contingent Purchase Consideration

In terms of the acquisition of US Bookmaking disclosed in Note 4 above, the Sellers will have an opportunity to receive up to an additional $38,000,000 plus a potential premium of 10% (or $3,800,000) based upon achievement of stated adjusted cumulative EBITDA milestones during the next four years, payable 50% in cash and 50% in the Company’s stock at a price equal to volume weighted average price of the company’s common stock for the 90 consecutive trading days preceding January 1 of each subsequent fiscal year for the duration of the earnout period ending December 31, 2025, subject to obtaining shareholder approval, if the aggregate number of shares to be issued pursuant to the Purchase Agreement exceeds 4,401,020 and with a cap of 5,065,000 on the aggregate number of shares to be issued. Any excess not approved by shareholders or exceeding the cap will be paid in cash.

The Company had an independent third party valuation entity perform a Purchase Price Analysis which included the probability of the Sellers achieving the additional proceeds of $41,800,000.

Contingent purchase consideration is considered at each reporting period. Contingent purchase consideration is based on cumulative EBITDA for the period July 15, 2021 to December 31, 2025, with the first measurement period being December 31, 2022. The forecasts provided by the vendors at the time of performing the business valuation was based on achieving a certain number of new customers on an annual basis. Based on the current legal dispute with the vendors and previous

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

12. Contingent Purchase Consideration (continued)

management of US Bookmaking we reviewed and adjusted the forecasts to include only current US Bookmaking customers which resulted in a forecast of no contingent purchase consideration being due. The remaining contingent purchase consideration of $12,859,399 was no longer considered as owing to the US Bookmaking Sellers.

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

The movement in contingent purchase consideration is s follows:

	December 31, 2022	December 31, 2021
Opening balance	$12,859,399	$—
Contingent purchase consideration measured on the acquisition of US Bookmaking	—	24,716,957
Changes in fair value	(12,859,399)	(11,857,558)
Closing balance	$-	$12,859,399

13. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	December 31, 2022	December 31, 2021
Severance liability	$464,851	$359,567

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

14. Related Parties

Promissory notes payable – Related Parties

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

The loan is secured by the equipment, consisting of kiosks, which are to be acquired out of the proceeds of the loan. To date, the Company has not taken delivery of any of the kiosks.

Braydon Capital Corp is managed by Mr. Claudio Ciavarella, the brother of the Chairman of the Board.

Prior to the acquisition of US Bookmaking, Victor Salerno had advanced US Bookmaking $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and is repayable on October 1, 2022.

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of December 31, 2022, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

The movement on promissory notes payable - Related PartyParties, consists of the following:

	December 31, 2022	December 31, 2021
Principal outstanding
Opening balance	$50,000	$—
Promissory note payable on acquisition of US Bookmaking	—	50,000
Loans advanced – Braydon Capital Corp	360,000	—
Loans advanced – Victor Salerno	305,000	—
Closing balance	715,000	50,000

Accrued Interest
Opening balance	1,878	—
Accrued interest	35,122	1,878
Closing balance	37,000	1,878

Total	$752,000	$51,878

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

14. Related Parties (continued)

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2022	December 31, 2021
Related Party payable
Engage IT, srl.	$(406,467)	$—
Luca Pasquini	(459)	(502)
Michele Ciavarella	(15,203)	—
	$(422,129)	$(502)

Related Party Receivable
Victor Salerno	$22,511	$—
Luca Pasquini	—	1,413
	$22,511	$1,413

Engage IT srl.

The Company acquired Engage with effect from January 29, 2023. Engage performed software development work for the Company's wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage $406,467 for development work performed.

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

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,800 for services rendered to the Company.

Michele Ciavarella

Mr. Ciavarella, the Company’s Executive Chairman of the Board, agreed to receive $140,000 of his 2021 fiscal year compensation as a restricted stock award, on January 22, 2021, the Company issued Mr. Ciavarella 24,476 shares of common stock valued at $140,000 on the date of issue.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

14. Related Parties (continued)

Michele Ciavarella (continued)

On January 22, 2021, the Company issued Mr. Ciavarella 175,396 shares of common stock valued at $1,003,265, in settlement of accrued compensation due to him.

On July 15, 2021, Mr. Ciavarella, Executive Chairman of the Company, was appointed as the interim Chief Executive Officer and President of the Company, effective July 15, 2021. Mr. Ciavarella will serve as the Company’s Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

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

The Company does not have a formal employment with Mr. Reali and awarded him €40,000 (approximately $42,930) as compensation for the Interim Chief Financial Officer role; Mr. Reali will continue to receive the compensation that he currently receives which is an annual base salary of €76,632 (approximately $82,244).

On September 26, 2022, Mr. Reali was awarded 200,000 restricted shares of common stock valued at $90,720 for services rendered to the Company.

Victor Salerno

On July 15, 2021 the Company consummated the acquisition of US Bookmaking and in terms of the Purchase Agreement the Company acquired 100% of US Bookmaking, from its members (the “Sellers”). Mr. Salerno was a 68% owner of US Bookmaking and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

14. Related Parties (continued)

Victor Salerno (continued)

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

On January 23, 2023, Mr. Salerno voluntary resigned as a member of the Board.

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

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. risk management team. Aiden earns an annual salary of $75,000. there is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

15. Stockholders’ Equity

On January 7, 2022, the Company issued a total of 162,835 shares of common stock, valued at $425,000 for the settlement of compensation and bonuses due to the Company’s executive chairman, refer note 14 above.

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

On July 12, 2022, the pre-funded warrant disclosed in note 16 below for 541,227 shares of common stock was exercised at an exercise price of $0.0001 per share for gross proceeds of $54.12.

On September 14, 2022, the Company filed a registration statement (the “Registration Statement”) to register the resale of the Warrant Shares within 90 days of the date of the Purchase Agreement which was declared effective on September 16, 2022.

On September 26, 2022, the compensation committee awarded a total of 3,500,000 restricted shares of common stock, valued at $1,587,600 to senior management of the Company as additional compensation for services rendered. Of the 3,500,000 restricted shares awarded, Mr. Ciavarella, the Company’s interim Chief Executive Officer was awarded 300,000 restricted shares of common stock valued at $136,080 and Mr. Reali, our interim Chief Financial Officer was awarded 200,000 restricted shares of common stock, valued at $90,720.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Warrants

In terms of the Purchase Agreement discussed in note 15 above, on June 15, 2022, the Company issued, (i) Pre-Funded Warrants to purchase 541,227 shares of Common Stock with an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and (ii) Warrants to purchase 3,166,227 shares of Common Stock, with an exercise price of $0.9475 per share, subject to customary adjustments thereunder. If after the six month anniversary of the issuance date there is no effective registration statement registering the Warrant Shares for resale, then the Warrants are exercisable on a cashless basis.

Each Pre-Funded Warrant was exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until all of the Pre-Funded Warrants were exercised in full.

On July 12, 2022, the pre-funded warrant disclosed in note 15 above for 541,227 shares of common stock was exercised at an exercise price of $0.0001 per share for gross proceeds of $54.12.

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

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

16. Warrants (continued)

A summary of all of the Company’s warrant activity during the period January 1, 2021 to December 31, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	2,053,145	$2.50	to	5.00	$2.63
Granted	—	—			—
Forfeited/cancelled	—	—			—
Exercised	(1,506,809)	2.50	to	5.00	2.63
Outstanding December 31, 2021	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants*	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised – pre-funded warrants*	(541,227)	0.0001			0.0001
Outstanding September 30, 2022	3,664,168	$0.9475	to	5.00	$1.17

The following tables summarize information about warrants outstanding as of December 31, 2022:

	Warrants outstanding				Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years		Weighted average exercise price	Number of shares		Weighted average exercise price
$0.9475	3,166,227	4.96	$		3,166,227	$
$2.50	486,173	2.63	$		486,173	$
$5.00	11,768	0.41			11,768
	3,664,168	4.64		$1.17	3,664,168		$1.17

The outstanding warrants have an intrinsic value of $0 as of December 31, 2022.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

17. Stock Options

In September 2018, the Company’s stockholders approved our 2018 Equity Incentive Plan, which provides for a maximum of 1,150,000 awards that can be issued as options, stock appreciation rights, restricted stock, stock units, other equity awards or cash awards.

On October 1, 2020, the Board approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Plan”) to increase the maximum number of shares that may be granted as an award under the Plan to any non-employee director during any one calendar year to: (i) chairperson or lead director 300,000 shares of common stock; and (ii) other non-employee director 250,000 shares of common stock, which reflects an increase in the annual limits for awards to be granted to non-employee directors under the Plan.

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

On November 21, 2022, the Board approved an Amendment to the Plan (“Amendment No. 3”) to increase by 9,000,000 the number of shares that may be granted under the Plan. Amendment No. 3 to the 2018 Plan will increase the number of shares of common stock with respect to which awards may be granted under the 2018 Plan from an aggregate of 7,000,000 shares of Common Stock to 16,000,000 shares of common stock.

On December 30, 2022, the Company held its 2022 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved amendment 3 to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 9,000,000 shares of common stock.

 .

On March 29, 2022, the Company issued ten year options to purchase 160,000 shares at an exercise price of $2.50 per share, of which 100,000 were issued to our Interim CFO and 60,000 to an employee.

On September 25, 2022, the Company issued ten year options to purchase 110,000 shares at an exercise price of $0.454 per share to two employees of the company.

The options awarded during the year ended December 31, 2022 were valued at an average of $1.67 per share at the date of issuance using a Black-Scholes option pricing model.

The following assumptions were used in the Black-Scholes model:

	Year ended December 31, 2022
Exercise price	$0.454	to	2.50
Risk free interest rate	2.41	to	3.69%
Expected life of options	10 years
Expected volatility of underlying stock	204.2	to	205.3%
Expected dividend rate	0%

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

17. Stock Options (continued)

A summary of all of the Company’s option activity during the period January 1, 2021 to December 31, 2022 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	1,622,938	$1.84	to	2.96	$2.11
Granted	1,193,500	2.62	to	5.10	3.15
Forfeited/cancelled	(50,000)	2.62			2.62
Exercised	—	—			—
Expired	—	—			—
Outstanding December 31, 2021	2,766,438	$1.84	to	5.10	$2.92
Granted	270,000	0.454	to	2.50	1.67
Forfeited/cancelled	(652,375)	1.84	to	2.80	1.85
Exercised	—	—			—
Outstanding December 31, 2022	2,384,063	$0.454	to	5.10	$3.07

The following tables summarize information about stock options outstanding as of December 31, 2022:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.45	110,000	9.74		—
$2.03	659,000	7.75		530,500
$2.50	160,000	9.25		—
$2.72	25,000	3.50		25,000
$2.80	216,250	6.73		176,068
$2.96	70,313	6.52		70,313
$3.43	25,000	8.97		9,000
$4.03	1,020,000	8.51		410,000
$4.07	25,000	8.54		9,000
$4.20	25,000	8.34		9,000
$5.10	48,500	8.71		48,500
	2,384,063	8.14	$3.07	1,287,381	$2.99

As of December 31, 2022, there were unvested options to purchase 1,096,682 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $3,127,467 which is expected to be recognized over a period of 36 months.

As of December 31, 2022, there was an aggregate of 2,384,063 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 4,155,301 restricted shares granted to certain officers and directors of the Company in settlement of liabilities owing to them, with 9,460,636 shares available for future grants.

The options outstanding at December 31, 2022 had an intrinsic value of $0.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

18. Revenues

The following table represents disaggregated revenues from our gaming operations for the years ended December 31, 2022 and 2021. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, commissions paid to agents, and taxes due to government authorities, while Commission Revenues represents commissions on lotto ticket sales and Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Year Ended December 31,
	2022	2021
Handle (Turnover)
Handle web-based	$755,248,396	$826,789,619
Handle land-based	14,907,168	15,071,218
Total Handle (Turnover)	770,155,564	841,860,837

Winnings/Payouts
Winnings web-based	704,932,499	771,852,252
Winnings land-based	12,355,575	12,842,577
Total Winnings/Payouts	717,288,074	784,694,829

Gross Gaming Revenues	52,867,490	57,166,008

Less: ADM Gaming Taxes	12,787,700	12,657,930

Net Gaming Revenues	40,079,790	44,508,078
Betting platform software and services	2,598,869	1,038,713
Revenues	$42,678,659	$45,546,791

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

For the years ended December 31, 2022 and 2021, the following options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Year ended December 31, 2022	Year ended December 31, 2021

Options	2,384,063	2,766,438
Warrants	3,664,168	546,336
	6,048,231	3,312,774

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

20. Income Taxes

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the years ended December 31, 2022 and December 31, 2021.

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

The Company's Colombian subsidiary is governed by the income tax laws of Colombia. The corporate tax rate in Colombia is 35% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company continues to evaluate the accounting for uncertainty in tax positions at the end of each reporting period. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The position ascertained inherently requires judgment and estimates by management. During the current year, the Italian Court of reggio Emilia purported to open an investigation against Ulisse for failure to disclose the opening of a permanent establishment in Italy which could potentially have subject Ulisse to Italian tax laws and not complying with national gaming regulations. Ulisse's attorneys file a motion to dismiss the case which was granted in November 2022. the Company considers the issue of permanent establishment as complex to prove as the scope of our operations is not ambiguous, Ulisse was a European operator with a valid Austrian license, acting according to the laws of Austria. No futher enquiries concerning Ulisse have been made to date by any government agencies.

The reconciliation of income tax expense at the U.S. statutory rate of 21% during 2022 and 2021, to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
U.S. Statutory rate	$4,132,475	$3,224,547
Items not allowed for tax purposes	(1,421,480)	(1,705,372)
Foreign tax rate differential	8,523	(2,367)
Additional foreign taxation	(24,805)	27,495
Prior year over provision	7,637	125,887
Movement in valuation allowances	(1,282,115)	(1,379,714)
Income tax benefit	$1,420,235	$290,476

The Company has accumulated a net operating loss carry forward (“NOL”) of approximately $32.4 million as of December 31, 2022 in the U.S. The U.S. NOL carry forward includes adjustments based on prior year assessments of $0.1 million due the assessment of tax losses carried forward. Net operating losses of $11.1 million expire from 2034 to 2038 and a further $21.3 million has an indefinite life. The company also has net operating loss carry forwards in Italy, Austria and Malta of approximately €1.2 million ($1.4 million) and in Canada of approximately CDN $0.4 million ($0.3 million). The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL. The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a 100% valuation allowance has been established to offset the asset.

Utilization of NOLs are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused limitations may be carried over to future years until the NOLs expire. Utilization of NOLs may also be limited in any one year by alternative minimum tax rules.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

20. Income Taxes (continued)

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

The provisions for income taxes consist of currently payable income tax in Colombia, Italy, Malta and Austria and deferred tax movements on intangible assets. The deferred tax movement includes a reversal of an imputed deferred tax provision raised on the US Bookmaking intangible assets acquired. During the current period, the US Bookmaking intangible assets were amortized by $1,070,067 and further impaired by $6,081,833, resulting in. a release of the deferred tax provision of $1,501,899. The balance of the deferred tax credit of $93,441 related to imputed deferred tax on the amortization of long lived assets on the acquisition of Virtual Generation.

The benefit (provision) for income taxes are summarized as follows:

	December 31, 2022	December 31, 2021
Current	$(175,105)	$94,041
Withholding tax		—
Deferred	1,595,340	196,434
Income tax benefit	$1,420,235	$290,476

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Working capital movements	$496,910	$247,563
Property and equipment	(2,243)	—
Net loss carryforward – Foreign	416,728	443,100
Net loss carryforward – US	6,806,054	5,815,807
	7,717,449	6,506,470
Less valuation allowance	(7,717,449)	(6,506,470)
Deferred tax assets	—	—

Intangible assets	(1,696,638)	(3,291,978)
Deferred Tax Liability	$(1,696,638)	$(3,291,978)

The Net loss carry forward for US entities includes an adjustment of $0.1 million based on taxation assessments which differed to the amounts originally provided for.

The following tax years remain subject to examination:

USA:	Generally three years from the date of tax return filing which is currently the 2019 to 2021 tax years.
Italy:	Generally five years from the date of filing which is currently the 2017 to 2021 tax years.
Austria:	Generally tax years 2020 and 2021.
Malta:	Eight years from fiscal year end which is currently 2014 to 2021.
Colombia:	Three years in the case of taxable profits and five years where taxable losses are realized.

The Company is not currently under examination and it has not been notified of a pending examination.

There are no unrecognized tax benefits.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

21. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in Italy and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	December 31, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$283,666	$2,547,189	$76,413	$2,907,268
Assets
Current assets	$4,982,712	$1,740,683	$101,817	$6,825,212
Non-Current assets	2,859,984	11,594,748	77,325	14,532,057
Liabilities
Current liabilities	(6,497,050)	(2,649,357)	(1,590,522)	(10,736,929)
Non-Current liabilities	(1,560,355)	(1,909,570)	—	(3,469,925)
Intercompany balances	5,942,948	(4,027,794)	(1,915,154)	—
Net asset position	$5,728,239	$4,748,710	$(3,326,534)	$7,150,415

	December 31, 2021
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$135,272	$538,256	$43,552	$717,080
Assets
Current assets	$8,648,505	$1,291,700	$1,443,280	$11,383,485
Non-Current assets	1,980,100	31,203,882	11,374	33,195,356
Liabilities
Current liabilities	(7,610,577)	(652,368)	(1,564,234)	(9,827,179)
Non-Current liabilities	(667,871)	(16,342,274)	-	(17,010,145)
Intercompany balances	4,359,786	(1,677,692)	(2,682,094)	—
Net asset position	$6,709,943	$13,823,248	$(2,791,674)	$17,741,517

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

21. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$40,079,790	$—	$—	$—	$40,079,790
Betting platform and services revenue	251,929	2,346,940	—	—	2,598,869
Intercompany Service revenue	121,243	2,489,549	—	(2,610,792)	—
	40,452,962	4,836,489		(2,610,792)	42,678,659
Operating expenses
Intercompany service expense	2,489,549	65,539	55,704	(2,610,792)	—
Selling expenses	32,362,842	343,086	—	—	32,705,928
General and administrative expenses	5,875,787	5,808,124	8,293,364	—	19,977,275
Depreciation and amortization	218,304	1,590,938	22,962	—	1,832,204
Impairment of intangibles and goodwill	—	20,583,502	—	—	20,583,502
	40,946,482	28,391,189	8,372,030	(2,610,792)	75,098,909

Loss from operations	(493,520)	(23,554,700)	(8,372,030)	—	(32,420,250)

Other Income (expenses)
Interest expense, net	(1,065)	(39,897)	(2,637)	—	(43,599)
Change in fair value of contingent purchase consideration	—	—	12,859,399	—	12,859,399
Other income	22,043	2	—	—	22,045
Other expense	(90,858)	(17,690)			(108,548)
Loss on marketable securities	—	—	12,500	—	12,500
Total other income (expenses)	(69,880)	(57,585)	12,869,262	—	12,741,797

Loss before Income Taxes	(563,400)	(23,612,285)	4,497,232	—	(19,678,453)
Income tax provision	(141,479)	1,561,714	—	—	1,420,235
Net Loss	$(704,879)	$(22,050,571)	$4,497,232	$—	$(18,258,218)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

21. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Year ended December 31, 2021
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$44,508,078	$—	$—	$—	$44,508,078
Betting platform and services revenue	152,550	886,163	—	—	1,038,713
Intercompany Service revenue	321,775	4,211,774	—	(4,533,549)	—
	44,982,403	5,097,937	—	(4,533,549)	45,546,791
Operating expenses
Intercompany service expense	4,211,774	321,775	—	(4,533,549)	—
Selling expenses	36,227,544	47,208	—	—	36,274,752
General and administrative expenses	6,263,874	4,911,941	6,290,971	—	17,466,786
Depreciation and amortization	370,661	936,496	44,016		1,351,173
Impairment of license	4,827,914	12,522,714	—	—	17,350,628
	51,901,767	18,740,134	6,334,987	(4,533,549)	72,443,339

Loss from operations	(6,919,364)	(13,642,197)	(6,334,987)	—	(26,896,548)

Other Income (expenses)
Interest expense, net	(11,169)	(4,662)	(5,154)	—	(20,985)
Amortization of debt discount	—	—	(12,833)	—	(12,833)
Change in fair value of contingent purchase consideration	—	11,857,558	—	—	11,857,558
Other income	217,251	2,560	7,977	—	227,788
Other expense	(23,705)	(26,262)	—	—	(49,967)
Loss on marketable securities	—	—	(460,000)	—	(460,000)
Total other income (expenses)	182,377	11,829,194	(470,010)	—	11,541,561

Loss before Income Taxes	(6,736,987)	(1813,003)	(6,804,997)	—	(15,354,987)
Income tax provision	119,890	170,586	—	—	290,476
Net Loss	$(6,617,097)	$(1,642,417)	$(6,804,997)	$—	$(15,064,511)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Subsequent Events

Departure of director

On January 23, 2023, Victor Salerno provided notice of his decision to resign from the Board of Directors of the Company, effective immediately. Mr. Salerno’s resignation letter did not state any reason for the resignation.

Convertible debenture funding

On January 30, 2023 (the "Closing Date"), the Company closed a private placement offering of up to 2,000 units and entered into Subscription Agreements with a group of accredited investors (the "Investors"), which Investors included Braydon Capital Corp. a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. Each Unit sold to Investors was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total of 850 units and the Company issued Debentures for the total principal amount of $850,000 (the "Principal Amount") to the Investors and warrants to purchase 2,179,487 shares of common stock of the Company.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company’s common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 2,179,487 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (“Redemption”) by the Company.

In addition, the Company may accelerate this right of conversion on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on the conversion and (i) the closing price of the Company’s common shares exceeds two hundred (200%) per cent of the Conversion Price for five (5) trading days in a thirty (30) day period or (ii) the Company wishes to redeem or pre-pay the Debentures prior to the Maturity Date.

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

The warrants are exercisable at an exercise price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise.

The Company may accelerate the right to exercise the Warrant on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrant and the closing price of the Company’s common shares exceeds two hundred (200%) per cent of the Exercise Price for five (5) trading days in a thirty (30) day period.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Subsequent Events (continued)

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

The number of shares of common stock that may be issued upon exercise of the Warrants and Debentures is subject to an Exchange Cap (as defined in the Debentures and Warrants) unless shareholder approval to exceed the Exchange Cap is approved. The parties agree to amend the Debentures and Warrants as necessary in order to comply with the requirements of the Nasdaq Capital Markets.

Acquisition of Engage IT Services

On January 29, 2023 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Engage IT Services, S.r.l., a company organized under the laws of Italy (“Engage”), from its founding shareholders (the “Sellers”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will acquire all of the shares of Engage and Engage will become a wholly owned subsidiary of Elys (the “Proposed Transaction”).

Founded in 2016 by the Company’s current Head of Global Technology, Luca Pasquini, along with Alessandro Alpi and Michael Denney, Engage employs 27 specialist technicians, developers and software engineers that specialize in the design, implementation and management of SQL databases, agile project management, and solutions based on the Microsoft cloud platform (Azure) and in the development of .NET applications. Since 2016, Engage has also provided contract services to the Company, playing a key role in the development of the Company’s Elys Gameboard sportsbook technology and Player Account Management Platform (PAM).

Pursuant to the terms of the Purchase Agreement, on the Closing Date, the Company paid the “Dollar Equivalent” of €1,080,000 for all of the shares of Engage on a debt free basis, which amount may be increased or decreased based on the working capital surplus or deficit, and any indebtedness due to or from Engage by or from any one or more of the Sellers to be determined 10 days prior to June 30, 2023. The Company satisfied the payment by the issuance 3,018,462 shares of common stock (the “Exchange Shares”) equal to the “Dollar Equivalent” of the Purchase Price, calculated at the exchange rate at the time of closing, at a price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company’s common stock for the twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date or US $0.39 per share, which may be adjusted for any stock split, reverse stock split, stock dividend, recapitalization, combination, exchange or similar event; or any subsequent equity sale or rights offering of Elys, and is subject to shareholder approval if required. Additionally, the Company may repurchase the Exchange Shares in cash in whole or in part at any time on or prior to June 30, 2023.

The Purchase Agreement contains customary representations, warranties and covenants of Elys and the Sellers. Subject to certain customary limitations, the Sellers have agreed to indemnify Elys and its officers and directors against certain losses related to, among other things, breaches of the Sellers’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

Restricted Stock awards

On January 29, 2023, the Company issued 5,366,155 shares of common stock from its 2018 Stock Incentive Plan to certain developers and project managers in its IT subsidiaries, these shares will vest equally on a monthly basis over a 36 month period to incentivize these employees who are essential to the Company’s development efforts.

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

22. Subsequent Events (continued)

Directors and executive compensation

On February 14, 2023, the Compensation Committee of the Company’s Board granted the Company’s non-executive directors, under the Company’s Stock Incentive Plan; (i) an award of 131,631 stock options to each of Steven Shallcross and Andrea Mandell-Mantello, of which 54,753 vested immediately and the remaining 76,878 vest monthly over a ten month period; and (ii) an award of 154,132 stock options to Paul Sallwasser, of which 77,254 vested immediately and 76,878 vest monthly over a ten month period.

In addition, in lieu of $20,000 and $40,000 of director fees due and outstanding to Steven Shallcross and Andrea Mandel-Mantello, the Committee approved the issuance of 22,472 and 44,944 shares of common stock, respectively, under the Plan.

On February 14, 2023, Mr. Ciavarella, the Company’s Executive Chairman, voluntarily offered and agreed to reduce his annual base compensation to $372,000 for fiscal 2023, subject to a review of his total compensation package.

Share Trading Services

On February 14, 2023, the Company engaged Shareholder Intelligence Services, LLC (“ShareIntel”) to utilize their patented, proprietary service offerings to obtain share trading analytic metrics designed to determine if the Company has been the target of improper and potentially illegal trading activities, including illegal naked short selling, in an effort to allow the Company to better monitor trading activity, including potential violations of SEC Regulation SHO, which governs stock and option share locate, close out and fail to deliver requirements.

The Company issued a warrant to purchase up to 200,000 shares of Common Stock to ShareIntel, as consideration for services provided. The Consultant Warrant is exercisable at a price of $0.89 per share and vests at a rate of 1,000 warrant shares for each reduction of 10,000 shares of Reduction in Imbalances (Shorts), and will expire three years from the date of issuance.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, although steps have been taken to increase the number of personnel preparing and reviewing our financial statement disclosures and procedures followed, that we have not yet fully documented and implemented the disclosure controls and procedures to adequately state that our controls are effective and accordingly we have concluded that our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our management has determined that as of December 31, 2022, our internal control over financial reporting remains ineffective.

Management is currently documenting our transactional and periodic controls procedures to ensure adequate review and approval processes to improve the quality of financial reporting. Management believes that steps have been taken and improvements have been made to improve segregation of duties and has added additional layers of accounting personnel and centralizing our accounting function to operations with established internal control procedures.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There was an improvement to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022. The handover of the accounting function and control over financial reporting is substantially complete with additional review levels implements which, we believe, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or they have resigned. The officers of our company are appointed by our Board and hold office until their death, resignation or removal from office.

Our current directors and executive officers, their ages and their positions, as of the date of this Annual Report, as follows:

Name	Age	Position
Michele Ciavarella	61	Executive Chairman and Interim Chief Executive Officer
Paul Sallwasser	69	Director
Steven A. Shallcross	61	Director
Andrea Mandel-Mantello	64	Director
Carlo Reali	54	Interim Chief Financial Officer

Family Relationships

There are no family relationships between our officers and directors.

Executive Officer and Director Biographies

Michele Ciavarella – Executive Chairman and Interim Chief Executive Officer

Michele Ciavarella has served as our Executive Chairman of the Board since December 30, 2021 and served as our Chairman of the Board of Directors since June 26, 2019. From June 2011 until December 30, 2020, he also served as our Chief Executive Officer. On July 15, 2021, he was appointed as the interim Chief Executive Officer and President of the Company. In addition, Mr. Ciavarella has served our company in various roles and executive capacities since 2004 including President, Chief Executive Officer and Director of Operations. From 2004 to 2011, Mr. Ciavarella was engaged in senior executive and director roles for a variety of private and publicly listed companies including Kerr Mines Ltd. (formerly known as Armistice Resources Corp.), Firestar Capital Management Corporation, Mitron Sports Enterprises, Process Grind Rubber and Dagmar Insurance Services. He also served as the Business Development Officer for Forte Fixtures and Millwork, Inc., a family owned business in the commercial retail fixture manufacturing industry from January 2007 until October 2013. From 1990 until 2004, Mr. Ciavarella served as a senior executive, financial planner, life insurance underwriter and financial advisor for Manulife Financial Corporation and Sun Life Financial, Inc. Mr. Ciavarella received his Bachelor of Science degree from Laurentian University in Sudbury, Ontario. Mr. Ciavarella has been focused on incubating and executing on business building strategies for the last 25 years.

We believe that Mr. Ciavarella is qualified to serve as a member of our Board of Directors due to his practical experience in a broad range of competencies including executive, financial and operational application of lean business process management, extensive c-level and board level experience, leadership skills and diversified industry experience combined with a track record of growing businesses, both organically and through acquisitions and joint ventures.

Paul Sallwasser – Director

Paul Sallwasser was appointed to serve on our Board on June 13, 2019. Mr. Sallwasser is a certified public accountant, joined the audit staff of Ernst & Young LLP in 1976 and remained with Ernst & Young LLP for 38 years. Mr. Sallwasser served a broad range of clients primarily in the healthcare and biotechnology industries of which a significant number were SEC registrants. He became a partner of Ernst & Young in 1988 and from 2011 until he retired from Ernst & Young LLP in 2014, Mr. Sallwasser served in the national office as a member of the Quality and Regulatory Matters Group working with regulators and the Public Company Accounting Oversight Board (PCAOB). Mr. Sallwasser currently serves as the Chief Executive Officer of a private equity fund that is focused on investing in healthcare companies in the South Florida area. Mr. Sallwasser has also served as member of the Board of Directors of Youngevity International, Inc. (“Youngevity”) since June 5, 2017. Youngevity was founded in 1996 and develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.

We believe that Mr. Sallwasser is qualified to serve as a member of our Board due to his vast audit and accounting experience, which includes his status as an “audit committee financial expert,” as defined by the rules of the SEC.

Steven A. Shallcross – Director

Steven A. Shallcross was appointed to serve on our Board of Directors on June 13, 2019. Mr. Shallcross has also served as a member of the board of directors of Theriva Biologics, Inc. (“Theriva”, formerly known as Synthetic Biologics, Inc.) since December 6, 2018 and currently serves as Theriva’s Chief Executive Officer, a position he was appointed to on December 6, 2018, and as Synthetic Biologics’ Chief Financial Officer. Mr. Shallcross was appointed as Theriva’s Interim Chief Executive Officer on December 5, 2017 and has served as its Chief Financial Officer, Treasurer and Secretary since joining Theriva in June 2015. Theriva is a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need.

From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics Inc, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc. for four years, leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. From April 2021 until June 2022, Mr. Shallcross served on the board of directors of Twin Vee Powercats, Co., a designer, manufacturer and marketer of recreational and commercial power catamaran boats. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

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

Involvement in Certain Legal Proceedings

On July 20, 2022, we received notice that on July 17, 2022, an action (the “Action”) was commenced in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-855524-B, by Victor J. Salerno, Robert Kocienski and Robert Walker (“Plaintiffs”), against us and Bookmakers Company US LLC d/b/a U.S. Bookmaking (“US Bookmaking,” and together with the Company collectively “Defendants”). Plaintiffs’ claims against us relate to the Membership Interest Purchase Agreement, dated July 5, 2021, pursuant to which Plaintiffs sold their membership interests in US Bookmaking to us. Plaintiffs’ claims for relief asserted in the Action include, without limitation, breach of contract, breach of implied covenants, intentional interference with contract and negligent misrepresentation. Plaintiffs sought a judgment for damages against us, including punitive damages, as well as declaratory relief against both US Bookmaking and us. We believe the Action was completely without merit. On September 29, 2022, the Court denied in all respects the Plaintiffs’ emergency motion for a preliminary injunction, and on September 30, 2022, the Action was dismissed by the Plaintiffs.

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

Our Board of Directors

Our Board currently consists of four members. Our Board judges the independence of its directors by the heightened standards established by the Nasdaq Stock Market. Accordingly, the Board has determined that our three non-employee directors, Messrs. Sallwasser, Shallcross and Mandel-Mantello, each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our audit committee and compensation committee. Our Board considers a director to be independent when the director is not one of our or our subsidiaries’ officers or employees or director of our subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

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

Compliance with Section 16(a) of the Exchange Act.

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

Based solely on the written representation of our executive officers and directors and copies of the reports they and 10% or more shareholders have filed with the Commission, there was one late filing for the fiscal year ended December 31, 2022 made by Michele Ciavarella in connection with the shares of common stock that he acquired on September 1, 2022, as disclosed in a Form 4 filed with the SEC on September 7, 2022.

Item 11. Executive Compensation

Set forth below is information for the fiscal years ended December 31, 2022 and 2021 relating to the compensation of each person who served as our principal executive officer and our executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Based Compensation and Awards ($)		All Other Compensation ($)		Total Compensation ($)

Michele Ciavarella	2022	500,000	(1)	—		248,288	(2)	—		748,288
Executive Chairman of the Board, and interim Chief Executive Officer	2021	500,000	(3)	375,000	(3)	112,208		—		987,208
Carlo Reali (4)	2022	125,174	(5)	52,714	(5)	150,484	(6)	—		328,372
Interim Chief Financial Officer	2021	—		—		—		—		—
Mark Korb (7)	2022	366,000		—		466,773	(8)	7,042	(9)	839,815
Former Chief Financial Officer	2021	247,000	(10)	—		241,665		1,761	(9)	490,426

(1)	Mr. Ciavarella elected to take 41,794 shares of Common Stock in lieu of $109,081 of his 2022 salary.
(2)	On September 26, 2022, Mr. Ciavarella was granted 300,000 shares of restricted Common Stock by the board of directors for achieving certain milestones. The shares of restricted Common Stock were valued at the closing market price of $136,080 on the date grant.
(3)	Mr. Ciavarella elected to take 24,476 shares of Common Stock in lieu of $140,000 of his 2021 salary and a further 121,042 shares of Common Stock in lieu of $315,919 of his 2021 bonus. The bonus shares were issued in January 2022.
(4)	Mr. Reali was appointed as our interim Chief Financial Officer on January 5, 2022.
(5)	Mr. Reali’s salary and bonus was paid in Euro and converted to U.S. Dollars at an average exchange rate of $1.07323
(6)	Mr. Reali was granted 200,000 shares of restricted Common Stock on September 26, 2022 by the board of directors for achieving certain milestones. The shares of restricted Common Stock were valued at the closing market price of $90,720 on the date grant.
(7)	Mr. Korb resigned as our Chief Financial officer on January 5, 2022, approximately $361,000 of Mr. Korb’s salary was received as an employee of the Company.
(8)	Mr. Korb was granted 50,000 shares of restricted common stock on September 26, 2022 by the board of directors for achieving certain milestones. The shares of restricted Common Stock were valued at the closing market price of $22,680 on the date grant.
(9)	Represents healthcare benefit contributions made by the Company for 2022 and 2021.
(10)	Includes $120,000 paid to Mr. Korb as a contract Chief Financial Officer, prior to his full time employment with the Company.

 Outstanding Equity Awards at Fiscal Year-End December 31, 2022

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2022:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	($)	($)	Date	(#)	($)	(#)	($)

Michele Ciavarella(1)	39,375	—	—	$2.96	7/5/2029	—	—	—	—
	20,833	4,167	—	$2.80	8/29/2029	—	—	—	—
	105,000	35,000	—	$2.03	9/30/2030	—	—	—	—
Carlo Reali(2)	7,227	2,148	—	$2.80	11/10/2029	—	—	—	—
	7,500	2,500	—	$2.03	9/30/2030	—	—	—	—
	—	100,000	—	$2.50	3/29/2032	—	—	—	—
Mark Korb(3)	25,000	—	—	$2.72	7/1/2026	—	—	—	—
	43,500	14,500	—	$2.03	9/30/2030	—	—	—	—
	100,000	300,000	—	$4.03	7/5/2031	—	—	—	—

(1)	Mr. Ciavarella was awarded option to purchase 39,375 shares of common stock on July 5, 2019 all of which are vested, in addition, Mr. Ciavarella was awarded options to purchase 25,000 shares of common stock on August 29, 2019 of which 20,833 are vested and the remaining options vest equally over the next 8 months. Mr. Ciavarella was awarded an option to purchase 140,000 shares of common stock on October 1, 2020, of which 105,000 are vested and the remaining options vest equally over the next 9 months.
(2)	Mr. Reali was awarded options to purchase 9,375 shares of common stock on November 11, 2019 of which 7,227 are vested and the remaining options vest equally over the next 11 months, in addition, Mr. Reali was awarded options to purchase 10,000 shares of common stock on October 1, 2020, of which 7,500 are vested and the remaining options vest equally over the next 9 months. Mr. Reali was awarded options to purchase 100,000 shares of common stock of which none are vested, the options vest equally over the next four years on January 1, 2023, 2024, 2025 and 2026.
(3)	Mr. Korb was awarded options to purchase 25,000 shares of common stock on July 1, 2019 all of which are vested, in addition, Mr. Korb was awarded options to purchase 58,000 shares of common stock of which 43,500 are vested with the remaining options vesting equally over the next 9 months. In connection with an employment agreement Mr. Korb was awarded options exercisable for 400,000 shares of common stock of which 100,000 are vested, the remaining options vest annually on each of July 5, 2023, 2024 and 2025.

Employment Agreements

During the year ended December 31, 2022 and subsequent thereto, we had no formal employment and other compensation-related agreements with our Named Executive Officers other than as listed below.

Michele Ciavarella, Executive Chairman, Interim Chief Executive Officer and President

In connection with Mr. Ciavarella’s appointment as the Executive Chairman, we entered into an amendment, dated December 30, 2020 to his employment agreement, dated December 31, 2018, as amended on July 5, 2019, by and between the Company and Mr. Ciavarella. Pursuant to the Amendment, Mr. Ciavarella’s: (i) position at the Company was changed to Executive Chairman; (ii) term of employment was extended three years to December 31, 2024; and (iii) base salary was increased to $500,000. The Amendment further provides that in lieu of cash, and to the extent shares are then available for grant under the Company’s 2018 Equity Incentive Plan, as amended, Mr. Ciavarella may elect to receive, as of the first business day in January of each year of employment, up to 50% of his base salary as a restricted stock grant of shares of our Common Stock under the Plan, vesting monthly over a 12-month period.

On December 31, 2018, effective as of September 13, 2018 (the “Effective Date”), we entered into an employment agreement (the “Ciavarella Agreement”) with Mr. Ciavarella, pursuant to which Mr. Ciavarella agreed to continue to serve as our Chief Executive Officer. Michele Ciavarella has served as our Chief Executive Officer since June 2011. The Ciavarella Agreement terminates on September 30, 2023, unless earlier terminated pursuant to the terms of the Ciavarella Agreement (the “Initial Term”). Upon the expiration of the Initial Term, the term of Mr. Ciavarella’s employment shall automatically be extended for successive one-year periods (the “Successive Term”) unless either party provides the other party with written notice not less than 60 days prior to the end of any Successive Term. Pursuant to the terms of the Ciavarella Agreement, as amended on July 5, 2019, Mr. Ciavarella agreed to reduce his base salary from $395,000 per year, to an annual base salary of $240,000, which base salary may be increased by our Board, in its sole discretion. In addition, Mr. Ciavarella is eligible to receive a bonus equal up to 75% of his base salary (the “Targeted Bonus”) and receive awards pursuant to our equity incentive plan, as determined by the Board. Mr. Ciavarella is also eligible to participate in pension, medical, retirement and other benefit plans which are available to our senior officers and directors. In connection with the salary reduction effected on July 5, 2019, Mr. Ciavarella was granted incentive stock options under our 2018 Equity Incentive Plan to purchase 39,375 shares of our Common Stock, having an exercise price of $2.96 per share, vesting 9,844 shares upon grant and the balance vesting 3,281 shares monthly for nine months and expiring 10 years after grant.

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

On February 14, 2023, Mr. Ciavarella voluntary reduced his 2023 compensation to $372,000 and agreed to forfeit his 2022 bonus. Mr. Ciavarella’s employment agreement is currently under review and will be modified to incentivize the continued employment and guidance of the group.

Victor Salerno – Director

Together with the consummation of the acquisition of US Bookmaking, the Company entered into a four year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

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

Mr. Salerno resigned as a director of the Company with effect from January 23, 2023.

Mark Korb – Former Chief Financial Officer

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

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2022 regarding the compensation of our directors who on December 31, 2022 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total

Paul Sallwasser(1)	$—	$109,293	$—	$109,293
Steven Shallcross(2)	40,000	69,666	$—	109,666
Andrea Mandel Montello(3)	40,000	69,666	—	109,666
Victor Salerno	—	—	—	—

(1)	Mr. Sallwasser was appointed to the Board on June 13, 2019. Pursuant to his agreement Mr. Sallwasser receives compensation of $110,000 for the years ended June 30, 2022 and 2021. Mr. Sallwasser opted to take his compensation in stock options, on September 13, 2021, Mr. Sallwasser was awarded options to purchase 21,300 shares of Common Stock vesting over a twelve month period. No options were awarded during 2022, an accrual of $55,000 was made for future option grants.
(2)	Mr. Shallcross was appointed to the Board on June 13, 2019. Pursuant to his agreement Mr. Shallcross receives compensation of $110,000 for the years ended June 30, 2022 and 2021. Mr. Shallcross opted to take $40,000 in cash and $70,000 in stock options, on September 13, 2021, Mr. Shallcross was awarded options to purchase 13,600 shares of Common Stock vesting over a twelve month period. No options were awarded during 2022, an accrual of $35,000 was made for future option grants.
(3)	Mr. Mandel-Mantel was appointed to the Board on June 29, 2021. Pursuant to his agreement Mr. Mandel-Mantello received compensation of $110.000 per annum. Mr. Mandel-Mantello opted to take $40,000 in cash and $70,000 in stock options, on September 13, 2021, Mr. Mandel-Mantello was awarded options to purchase 13,600 shares of Common Stock vesting over a twelve month period. No options were awarded during 2022, an accrual of $35,000 was made for future option grants.

Director Option Awards

	Option	Stock
	awards	awards
Name	(Amount)	(Amount)

Paul Sallwasser(a)	96,925	—
Steven Shallcross(b)	58,913	—
Andrea Mandel-Mantello	13,600	—

(a)	On July 5, 2019, Mr. Sallwasser was awarded an option to purchase 20,625 shares of Common Stock, of which all are vested, on October 1, 2020, an additional option to purchase 55,000 shares of Common Stock was awarded to Mr. Sallwasser, of which all are vested and on September 13, 2021, an additional option to purchase 21,300 shares of Common Stock was awarded to Mr. Sallwasser of which all are vested.
(b)	On July 5, 2019, Mr. Shallcross was awarded an option to purchase 10,313 shares of Common Stock of which all are vested, on October 1, 2020, an additional option to purchase 35,000 shares of Common Stock was awarded to Mr. Shallcross of which all are vested, and on September 13, 2021 an additional option to purchase 13,600 shares of Common Stock was awarded to Mr. Shallcross of which all are vested.
(c)	On September 13, 2021 an option to purchase 13,600 shares of Common Stock was awarded to Mr. Mandel-Mantello of which all are vested.

Subsequent to the year end, on February 14, 2023, we settled the outstanding cash portion of directors fees with Mr. Shallcross and Mr. Mandel-Mantello by issuing 22,472 shares of common stock to Mr. Shallcross to settle outstanding directors fees of $20,000 and 44,944 shares of common stock to Mr. Mandel-Mantello to settle outstanding directors fees of $40,000. In addition we issued options exercisable for 154,132 shares of common stock at an exercise price of $0.89 to Mr. Sallwasser to settle 2022 and 2023 directors fees and 131,631 to each of Mr. Shallcross and Mandel-Mantello to settle 2022 and 2023 directors fees.

Fees and Equity Awards for Non-Employee Directors

On July 5, 2019, we adopted a new formal plan for compensating our director for service in their capacity as directors. The plan was modified during the current year whereby Directors are entitled to annual compensation at $110,000 a year, payable as to $40,000 in cash and the equivalent of $70,000 in incentive stock options, however, each director may elect to receive the entire compensation in incentive stock options. The incentive stock options issued in lieu of cash compensation to the non-executive directors have an exercise price equal to the fair market value of the common Stock on the date of grant and vest monthly for twelve months and expire ten years thereafter.

On February 14, 2023, the Compensation Committee agreed to revise the annual compensation to $82,000 per annum, all of which is payable by the grant of incentive stock options to the non-employee directors.

Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

On November 21, 2022 the Board approved an Amendment to the Plan (“Amendment No. 3”) to increase by 49000,000 the number of shares that may be granted under the Plan. Amendment No. 3 to the 2018 Plan will increase the number of shares of common stock with respect to which awards may be granted under the 2018 Plan from an aggregate of 7,000,000 shares of Common Stock to 16,000,000 shares of common stock.

On December 30, 2022, the Company held its 2022 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved amendment 3 to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the plan by an additional 9,000,000 shares of common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	2,384,063	$3.07	9,460,636

Equity compensation plans not approved by security holders	—	—	—
Total	2,384,063	$3.07	9,460,636

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

On March 29, 2022, we issued options exercisable for an aggregate of 160,000 shares of common stock, of which options exercisable for 100,000 shares of common stock were issue to our interim Chief Financial Officer.

On July 29, 2022, due to the severance agreement entered into with Mr. Monteverdi, the option for 648,000 shares of common stock granted to Mr. Monteverdi expired, unexercised.

On September 25, 2022, we issued an aggregate of 3,500,000 shares of restricted stock including a grant of 300,000 shares of common stock to Mr. Ciavarella and 200,000 shares of common stock to Mr. Reali.

On September 25, 2022, we issued options exercisable for an aggregate of 110,000 shares of common stock to certain consultants.

On September 30, 2022, due to the resignation of an employee on June 30, 2022, options for 4,375 shares of common stock expired, unissued.

As of December 31, 2022, there was an aggregate of 2,384,063 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 9,460,636 reserved for future grants. Subsequent to year end a further 5,366,155 shares of restricted stock were issued to key members of our technical development team and a further 67,416 shares of common stock were issued to our directors to settle outstanding directors fees, reducing the shares available under the 2018 Equity Incentive Plan to 4,027,065.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth, as of March 31, 2023 the beneficial ownership of our common stock (i) by any person or group known by us to beneficially own more than 5% of the outstanding common stock, (ii) by each of our current directors and executive officer and (iii) by all current directors and executive officers as a group. Unless otherwise indicated, we believe that the beneficial owners of the shares have sole voting and investment power over such shares. The address of all individuals for whom an address is not otherwise indicated is c/o Elys Game Technology, Corp. 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Directors and Executive Officers
Michele Ciavarella (Executive Chairman of the Board) (2)	6,258,857	16.0%
Carlo Reali (Interim Chief Financial Officer) (3)	242,092	*
Paul Sallwasser (Director) (4)	227,242	*
Steven Shallcross(Director) (5)	164,446	*
Andrea Mandel-Mantello (Director) (6)	136,360	*
Mark Korb (former Chief Financial Officer) (7)	226,556	*

All current executive officers and directors as a group (5 persons)	7,028,997	17.8%
Other 5% or Greater Stockholders
Gold Street Capital Corp. (8)	4,730,861	12.2%
Luca Pasquini(9)	2,231,165	5.7%

___

* less than 1%

(1)	Based on 38,812.842 shares of common stock outstanding on March 30, 2023.
(2)	Includes 1,340,739 shares of common stock; a further 4,728,478 shares and warrants exercisable into 2,383 shares of common stock held by Gold Street Capital Corp., a corporation owned by Gilda Pia Ciavarella, the spouse of Michele Ciavarella, and options to purchase 204,375 shares of common stock of which 178,438 are vested and a further 8,819 vests within the next 60 days. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.

(3)	Includes 200,000 shares of common stock and options to purchase 119,375 shares of common stock of which 41,146 are vested and 946 vest within the next 60 days.
(4)	Includes 30,000 shares of common stock and options to purchase 251,057 shares of common stock of which 181,867 are vested and a further 15,376 vests within the next 60 days.
(5)	Includes 27,717 shares of common stock and options to purchase 190,544 shares of common stock of which 121,353 are vested and a further 15,376 vests within the next 60 days.
(6)	Includes 44,944 shares of common stock and options to purchase 145,231 shares of common stock of which 76,041 are vested and a further 15,376 vests within the next 60 days.
(7)	Includes 50,000 shares of common stock and options to purchase 483,000 shares of common stock of which173,333 are vested and a further 3,222 vests within the next 60 days.
(8)	Includes 4,728,478 shares and warrants exercisable into 2,383 shares of common stock. Gilda Pia Ciavarella is the President of Gold Street Capital Corp. and in such capacity is deemed to have voting and dispositive power over the securities held by such entity. The principal address for Gold Street Capital Corp. is 122 Mary Street, Zephyr House, Georgetown, Grand Cayman.
(9)	Includes 2,156,172 shares of common stock and options to purchase 83,000 shares of common stock of which 70,729 are vested and 4,264 vest in the next 60 days. Luca Pasquini is the Company’s head of Technology, whose address is listed as 130 Adelaide Street, West, Suite 701, Toronto, Ontario M5H 2K4, Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions subsequent to January 1, 2021, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”.

Promissory notes payable – Related Parties

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

The loan is secured by the equipment, consisting of kiosks, which are to be acquired out of the proceeds of the loan. To date, the Company has not taken delivery of any of the kiosks.

Braydon Capital Corp is managed by Mr. Claudio Ciavarella, the brother of the Chairman of the Board.

Prior to the acquisition of US Bookmaking, Victor Salerno had advanced US Bookmaking $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and is repayable on October 1, 2022.

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum.. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of December 31, 2022, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

The movement on promissory notes payable – Related Parties, consists of the following:

	December 31, 2022	December 31, 2021
Principal outstanding
Opening balance	$50,000	$—
Promissory note payable on acquisition of US Bookmaking	—	50,000
Loans advanced – Braydon Capital Corp	360,000	—
Loans advanced – Victor Salerno	305,000	—
Closing balance	715,000	50,000

Accrued Interest
Opening balance	1,878	—
Accrued interest	35,122	1,878
Closing balance	37,000	1,878

Total	$752,000	$51,878

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	December 31, 2022	December 31, 2021
Related Party payable
Engage IT, srl.	$(406,467)	$—
Luca Pasquini	(459)	(502)
Michele Ciavarella	(15,203)	—
	$(422,129)	$(502)

Related Party Receivable
Victor Salerno	$22,511	$—
Luca Pasquini	—	1,413
	$22,511	$1,413

Gold Street Capital

Gold Street Capital is wholly owned by Gilda Ciavarella, the spouse of Mr. Ciavarella.

Gold Street Capital acquired certain convertible notes that had matured on May 31, 2020, amounting to CDN $35,000 from third parties, the maturity date of these convertible notes was extended to September 28, 2020. The convertible notes together with interest thereon, amounting to CDN $44,062 (approximately $34,547) was outstanding at December 31, 2020. This amount was repaid during the prior fiscal year.

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

Engage IT srl.

The Company acquired Engage with effect from January 29, 2023. Engage performed software development work for the Company's wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage $406,467 for development work performed.

Luca Pasquini

On January 31, 2019, the Company acquired Virtual Generation for €4,000,000 (approximately$4,576,352), Mr. Pasquini, who at the time of acquisition was an executive officer and director of the Company, was a 20% owner of Virtual Generation and was due gross proceeds of €800,000 (approximately $915,270). The gross proceeds of €800,000 was to be settled by a payment in cash of €500,000 over a twelve month period and by the issuance of common stock valued at €300,000 over an eighteen month period. As of June 30, 2021, the Company had paid Mr. Pasquini the full cash amount of €500,000 (approximately $604,380) and issued 112,521 shares valued at €300,000 (approximately $334,791).

On January 22, 2021, the Company issued Mr. Pasquini 44,968 shares of common stock valued at $257,217, in settlement of accrued compensation due to him.

On July 11, 2021, the Company entered into an agreement with Engage IT Services Srl. ("Engage"), to provide gaming software and maintenance and support of the system, the total contract price was €390,000 (approximately $459,572). Mr. Pasquini owns 34% of Engage.

On October 14, 2021, the Company entered into a further agreement with Engage IT Services Srl. ("Engage"), to provide gaming software and maintenance and support of the system for a period of 12 months, the total contract price was €1,980,000 (approximately $2,192,000). Mr. Pasquini owns 34% of Engage.

On September 13, 2021, Mr. Pasquini, the Company’s Vice President of Technology, resigned as a director of the Company.

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,750 for services rendered to the Company.

Subsequent to December 31, 2022, we acquired Engage IT, srl., Mr. Pasquini owned 34% of Engage prior to the acquisition. The purchase price was settled by the issuance of common stock of which Mr. Pasquini received 1,026,277 shares of common stock which resulted in him becoming an effective 5.7% shareholder of the Company.

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

On July 15, 2021, Mr. Ciavarella, Executive Chairman of the Company, was appointed as the interim Chief Executive Officer and President of the Company, effective July 15, 2021. Mr. Ciavarella will serve as the Company’s Executive Chairman and interim Chief Executive Officer until the earlier of his resignation or removal from office.

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

The Company does not have a formal employment with Mr. Reali and awarded him € 40,000 (approximately $42,930) as compensation for the Interim Chief Financial Officer role; Mr. Reali will continue to receive the compensation that he currently receives which is an annual base salary of €76,632 (approximately $82,244).

On September 26, 2022, Mr. Reali was awarded 200,000 restricted shares of common stock valued at $90,720 for services rendered to the Company.

Victor Salerno

On July 15, 2021 the Company consummated the acquisition of US Bookmaking and in terms of the Purchase Agreement the Company acquired 100% of US Bookmaking, from its members (the “Sellers”). Mr. Salerno was a 68% owner of US Bookmaking and received $4,080,000 of the $6,000,000 paid in cash upon closing and 860,760 of the 1,265,823 shares of common stock issued on closing.

Together with the consummation of the acquisition of US Bookmaking, the Company entered into a 4-year employment agreement with Mr. Salerno terminating on July 14, 2025 (the “Salerno Employment Agreement”), automatically renewable for a period of one year unless notified by either party of non-renewal. The employee will earn an initial base salary of $0 and thereafter $150,000 per annum commencing on January 1, 2022. Mr. Salerno is entitled to bonuses, equity incentives and benefits consistent with those of other senior employees.

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

On January 23, 2023, Mr. Salerno resigned as a director of the Board with immediate effect.

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

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. risk management team. Aiden earns an annual salary of $75,000. there is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-K and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company incurred audit fees of approximately $332,583 and $492,957 to BDO in connection to audits for the years ended December 31, 2022 and 2021, respectively.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid $0 and $78,921 in audit related fees for the years ended December 31, 2022 and 2021, respectively.

Tax Fees

No tax fees were paid to BDO for the years ended December 31, 2022 and 2021.

All Other Fees

All other fees are those fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid during 2022 and 2021.

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

Item 15. Exhibit and Financial Statement Schedules.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page 61.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2022 Annual Report.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated August 12, 2020, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on August 17, 2020)
1.2	Open Market Sale AgreementSM, dated November 19, 2021, by and between the Company and Jefferies LLC (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 19, 2021)
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws 2017 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Amended and Restated Certificate of Incorporation dated December 9, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment of Certificate of Incorporation of the Company dated November 2, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of the Company dated November 6, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.6	Amendment to Bylaws, dated November 21, 2022 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 28, 2022)
4.1	Form of Promissory Note, dated January 30, 2019, in the principal amount of €2,392,000 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on February 4, 2019)
4.2†	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 000-50045, filed with the Securities and Exchange Commission on August 22, 2018)
4.3†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Option Exercise (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.4†	Form of RSU Grant Notice and RSU Award Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.5†	Form of Restricted Stock Award Stock Notice and Restricted Stock Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-232531, filed with the Securities and Exchange Commission on July 3, 2019)
4.6	Form of $5.00 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)
4.7	Form of $3.75 Warrant Issued to FGP Protective Opportunity Master Fund and Thomas Prasil Trust dated June 1, 2020 (Incorporated by reference to the Registrant’s Registration Statement, File No. 333-249584, filed with the Securities and Exchange Commission on October 21, 2020)
4.8	Representative Common Stock Purchase Warrant dated February 8, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on August 17, 2020)
4.9	Form of Common Stock Purchase Warrant dated August 17, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on August 17, 2020)
4.10	Warrant Agency Agreement dated August 17, 2020, by and between the Company and Signature Stock Transfer, Inc.(Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on August 17, 2020)
4.11†	First Amendment to 2018 Equity Incentive Plan dated October 1, 2020 (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on October 5, 2020)
4.12	Description of Securities (Incorporated by reference to the Registrant's Form 10-K, File No. 001-39170, filed with the Securities and Exchange Commission on April 12, 2021)
4.13†	Amendment No. 2 to the Company 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A, File No. 001-39170, filed with the Securities and Exchange Commission on October 29, 2021)
4.14	Form of Pre-Funded Warrant (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
4.15	Form of Common Stock Purchase Warrant (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
4.16	Amendment No. 3 to the Company’s 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 5, 2022)
4.17	Form of Warrant Agent Agreement for Series A and Series B Warrants (Incorporated by reference to the Registrant's Form S-1/A, File No. 333-268533, filed with the Securities and Exchange Commission on December 12, 2022)
4.18	Form of Pre-Funded Warrant (Incorporated by reference to the Registrant's Form S-1/A, File No. 333-268533, filed with the Securities and Exchange Commission on December 12, 2022)
4.19	Form of Series A Common Warrant (Incorporated by reference to the Registrant's Form S-1/A, File No. 333-268533, filed with the Securities and Exchange Commission on December 12, 2022)
4.20	Form of Series B Common Warrant (Incorporated by reference to the Registrant's Form S-1/A, File No. 333-268533, filed with the Securities and Exchange Commission on December 12, 2022)
10.1	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 30, 2017)
10.2	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on March 29, 2017)
10.3	Form of Debenture (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on June 8, 2017)
10.4†	Employment Agreement between the Company and Betsy MacLean dated November 30, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 3, 2018)
10.5†	Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 2, 2019)
10.6	Share Purchase Agreement, dated January 17, 2019, by and among the Company and the stockholders of Virtual Generation Limited and Naos Holding Limited party thereto (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on January 22, 2019)
10.7†	Independent Contractor Agreement entered into with First South Africa Management dated July 1, 2019 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 3, 2019)
10.8†	Amendment dated as of July 5, 2019 to Employment Agreement between the Company and Michele Ciavarella dated December 31, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on July 8, 2019)
10.9	Exchange Agreement dated September 4, 2019, by and between the Company and Michele Ciavarella (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.10	Exchange Agreement dated September 4, 2019, by and between the Company and Gold Street Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.11	Exchange Agreement dated September 4, 2019, by and between the Company and Braydon Capital Corp. (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on September 5, 2019)
10.12†	Employment Agreement between the Company and Matteo Monteverdi dated September 21, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on September 23, 2020)
10.13†	Amendment dated December 30, 2020 to the Employment Agreement between the Company and Michele Ciavarella dated December 30, 2020 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2021)
10.14†	Form of Indemnification Agreement (Incorporated by reference to the Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 4, 2021)
10.15†	Employment Agreement, dated July 5, 2021, by and between the Company and Mark Korb (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 6, 2021)
10.16†	Consulting Agreement, dated July 1, 2021, by and between the Company and Philippe Blanc (Incorporated by reference to the Company’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 6, 2021)
10.17†	Membership Purchase Agreement, dated July 5, 2021, by and between the Company, Bookmakers Company US LLC and the members of Bookmakers Company US LLC (Incorporated by reference to Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 7, 2021)
10.18†	Amendment, effective July 15, 2021, to Employment Agreement, dated September 21, 2020, by and between the Company's and Matteo Monteverdi (Incorporated by reference to Registrant's Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on July 16, 2021)
10.19†	Employment Agreement, dated July 15, 2021, by and between Bookmakers Company US LLC dba U.S. Bookmaking and Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 15, 2021)
10.20	Software Development Agreement, effective July 10, 2021, by and between the Company and Engage IT Services Srl (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 15, 2021)
10.21†	Amendment, effective January 5, 2022, to Employment Agreement, dated July 5, 2021, by and between the Registrant and Mark J. Korb (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on January 5, 2022)
10.22	Demand Promissory Note, dated February 23, 2022, in the principal amount of $50,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.23	Demand Promissory Note, dated March 4, 2022, in the principal amount of $100,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.24	Master Technology Development and License Agreement by and between the Company and Lottomatica S.p.A (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on April 6, 2022)
10.25	Demand Promissory Note, dated April 7, 2022, in the principal amount of $50,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.26	Demand Promissory Note, dated May 4, 2022, in the principal amount of $50,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.27	Demand Promissory Note, dated May 18, 2022, in the principal amount of $10,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.28	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on June 15, 2022)
10.29	Demand Promissory Note, dated August 9, 2022, in the principal amount of $30,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.30	Demand Promissory Note, dated September 22, 2022, in the principal amount of $15,000 from Company payable to Victor Salerno (Incorporated by reference to the Registrant's Form 10-Q, File No. 001-39170, filed with the Securities and Exchange Commission on November 14, 2022)
10.31	Form of Securities Purchase Agreement (Incorporated by reference to the Registrants Form S-1/A, File No. 333-268533, filed with the Securities and Exchange Commission on December 12, 2022)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Michele Ciavarella, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Carlo Reali, Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Michele Ciavarella, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Carlo Reali, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

†	Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Toronto, Ontario, Canada, April 17, 2023.

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

Signature	Title	Date

/s/ Michele Ciavarella	Interim Chief Executive Officer	April 17, 2023
Michele Ciavarella	(Principal Executive Officer)

/s/ Carlo Reali Carlo Reali	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2023

/s/ Andrea Mandel-Mantello	Director	April 17, 2023
Andrea Mandel-Mantello

/s/ Paul Sallwasser Paul Sallwasser	Director	April 17, 2023

/s/ Steven A. Shallcross Steven A. Shallcross	Director	April 17, 2023