Form 10-Q
period 2023-03-31
Elys Game Technology, Corp.
filed 2023-05-22
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

130 Adelaide Street, West, Suite 701

Toronto, Ontario, Canada M5H 2K4

1-561-838-3325

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

As of May 19, 2023, the registrant had 38,812,842 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to in this Quarterly Report on Form 10-Q and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Elys Game Technology, Corp. cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Elys Game Technology, Corp. or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth below, under Part II, “Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$3,241,109	$3,400,166
Accounts receivable	729,639	731,962
Gaming accounts receivable	1,468,167	1,431,497
Prepaid expenses	918,704	900,205
Related party receivable	22,511	22,511
Other current assets	675,574	338,871
Total Current Assets	7,055,704	6,825,212

Non - Current Assets
Restricted cash	369,463	364,701
Property and equipment	1,102,201	610,852
Right of use assets	1,741,917	1,498,703
Intangible assets	10,607,512	10,375,524
Goodwill	3,416,422	1,662,278
Marketable securities	999	19,999
Total Non - Current Assets	17,238,514	14,532,057
Total Assets	$24,294,218	$21,357,269

Current Liabilities
Accounts payable and accrued liabilities	$8,327,200	6,790,523
Gaming accounts payable	2,352,782	2,213,532
Taxes payable	227,412	179,720
Related party payable	146,936	422,129
Promissory notes payable - related parties	769,523	752,000
Operating lease liability	403,462	369,043
Financial lease liability	5,588	6,831
Bank loan payable - current portion	3,097	3,151
Total Current Liabilities	12,236,000	10,736,929

Non-Current Liabilities
Deferred tax liability	1,471,039	1,696,638
Operating lease liability	1,289,698	1,157,979
Financial lease liability	1,624	2,288
Bank loan payable	149,646	148,169
Convertible notes payable, net of discount of $192,856	164,145	—
Convertible notes payable – related parties, net of discount of $275,507	234,493	—
Other long-term liabilities	679,715	464,851
Total Non – Current Liabilities	3,990,360	3,469,925
Total Liabilities	16,226,360	14,206,854

Stockholders' Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 38,812,842 and 30,360,810 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3,881	3,036
Additional paid-in capital	77,371,556	74,249,244
Accumulated other comprehensive (loss) income	(512,972)	(600,619)
Accumulated deficit	(68,794,607)	(66,501,246)
Total Stockholders' Equity	8,067,858	7,150,415
Total Liabilities and Stockholders’ Equity	$24,294,218	$21,357,269

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue	$12,432,146	$12,235,986

Costs and Expenses
Selling expenses	9,868,154	9,286,232
General and administrative expenses	4,447,747	4,570,426
Depreciation and amortization	347,323	438,958
Total Costs and Expenses	14,663,224	14,295,616

Loss from Operations	(2,231,078)	(2,059,630)

Other (Expenses) Income
Interest expense, net	(35,936)	(3,859)
Amortization of debt discount	(17,560)	—
Other income	8,846	39,749
Changes in Fair Value of contingent purchase consideration	—	(450,013)
Other expense	(9,028)	(1,070)
(Loss) gain on marketable securities	(19,000)	77,500
Total Other (Expenses) Income	(72,678)	(337,693)

Loss Before Income Taxes	(2,303,756)	(2,397,323)
Income tax provision	10,395	(156,893)
Net Loss	$(2,293,361)	$(2,554,216)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	87,647	(151,775)

Comprehensive Loss	$(2,205,714)	$(2,705,991)

Loss per common share – basic and diluted	$(0.07)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	32,495,019	23,515,154

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Three months ended March 31, 2023 and March 31, 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Three months ended March 31, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales	—	—	(3,949)	—	—	(3,949)
Restricted stock awards	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net loss	—	—	—	—	(2,554,216)	(2,554,216)
Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

Three months ended March 31, 2023
Balance at December 31, 2022	30,360,810	$3,036	$74,249,244	$(600,619)	$(66,501,246)	$7,150,415

Fair value of common stock issued for Acquisition of Engage IT Services, Srl	3,018,461	302	1,735,313	—	—	1,735,615
Fair value of warrant issued with convertible debt	—	—	485,922	—	—	485,922
Restricted stock awards	5,366,155	537	170,885	—	—	171,422
Fair value of restricted stock issued to settle liabilities	67,416	6	59,994	—	—	60,000
Fair value of options issued to settle liabilities	—	—	125,000	—	—	125,000
Stock based compensation expense	—	—	545,198	—	—	545,198
Foreign currency translation adjustment	—	—	—	87,647	—	87,647
Net loss	—	—	—	—	(2,293,361)	(2,293,361)
Balance at March 31, 2023	38,812,842	$3,881	$77,371,556	$(512,972)	$(68,794,607)	$8,067,858

See notes to the unaudited condensed consolidated financial statements

 ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022

Net Loss	$(2,293,361)	$(2,554,216)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	347,323	438,959
Gain on disposal of property and equipment	(5,809)	—
Amortization of debt discount	17,560	—
Restricted stock awards	171,422	425,000
Stock-based compensation expense	545,198	597,972
Non-cash interest	35,945	992
Loss on dissolution of subsidiary	335	—
Change in fair value of contingent purchase consideration	—	450,013
Unrealized loss (gain) on marketable securities	19,000	(77,500)
Movement in deferred taxation	(225,599)	(79,539)

Changes in Operating Assets and Liabilities, net of Assets Acquired and Liabilities Assumed
Prepaid expenses	(5,217)	(545,972)
Accounts payable and accrued liabilities	1,161,434	(215,744)
Accounts receivable	5,984	(64,381)
Gaming accounts receivable	(17,765)	1,163,531
Gaming accounts liabilities	108,954	(276,557)
Taxes payable	44,249	225,645
Due from related parties	144,083	2,700
Other current assets	(309,314)	43,759
Long term liability	37,016	29,305
Net Cash Used in Operating Activities	(218,562)	(436,033)

Cash Flows from Investing Activities
Cash on acquisition of subsidiary	94,450	—
Acquisition of property and equipment and intangible assets	(1,016,162)	(105,129)
Net Cash Used in Investing Activities	(921,712)	(105,129)

Cash Flows from Financing Activities
Proceeds from convertible notes	350,000	—
Proceeds from convertible notes, related parties	500,000	—
Repayment of bank overdraft	—	(7,420)
Repayment of bank loan	—	(33,316)
Proceeds from subscriptions – Net of brokers fees	—	127,616
Repayment of financial leases	(1,999)	(2,062)
Net Cash provided by Financing Activities	848,001	84,818

Effect of change in exchange rate	130,868	(267,703)

Net decrease in cash	(161,405)	(724,047)
Cash, cash equivalents and restricted cash – beginning of the period	3,771,977	7,706,357
Cash, cash equivalents and restricted cash – end of the period	$3,610,572	$6,982,310

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$3,241,109	$6,605,262
Restricted cash included in non-current assets	369,463	377,048
	$3,610,572	$6,982,310

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$243	$3,048
Income tax	$167,511	$11,727

Supplemental cash flow disclosure for non-cash activities
Fair value of common stock issued on acquisition of Engage IT Services Srl	$1,735,615	$—
Fair value of warrant issued with convertible debt	$485,922	$—
Fair value of restricted stock issued to settle liabilities	$60,000	$—
Fair value of options issued to settle liabilities	$125,000	$—

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the state of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“US Bookmaking”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding its operations in the U.S. market. In this regard, the Company operates in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan district and the Over Under Sportsbook Rooftop Lounge in Washington, D.C., and in March 2022 the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey, and through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota, Colorado and Michigan.

The Company also provides business-to-consumer (“B2C”) gaming services in Italy through its subsidiary, Multigioco, which operations are carried out via both land-based retail or online interactive gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits the Company to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based locations as well as online through the Company’s licensed website www.newgioco.it or commercial webskins linked to the Company’s licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austrian Bookmakers license, that was regulated by the Austrian Federal Finance Ministry (“BMF”), to terminate.

Additionally, the Company provides business-to-business (“B2B”) gaming technology through its Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built in player gaming account management system, built-in sports book and a virtual sports platform through its Virtual Generation subsidiary. The Platform also provides seamless integration of application programming interface of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

The entities included in these consolidated financial statements are as follows:

Name	Acquisition or Formation Date	Domicile	Functional Currency

Elys Game Technology, Corp. (“Elys”)	Parent Company	USA	U.S. dollar
Multigioco Srl (“Multigioco”)	August 15, 2014	Italy	Euro
Ulisse GmbH (“Ulisse”)	July 1, 2016	Austria	Euro
Odissea Betriebsinformatik Beratung GmbH (“Odissea”)	July 1, 2016	Austria	Euro
Virtual Generation Limited (“VG”)	January 31, 2019	Malta	Euro
Newgioco Group Inc. (“NG Canada”)	January 17, 2017	Canada	Canadian dollar
Newgioco Colombia SAS	November 22, 2019	Colombia	Colombian peso
Elys Gameboard Technologies, LLC	May 28, 2020	USA	U.S. dollar
Bookmakers Company US, LLC	July 15, 2021	USA	U.S. dollar
Elys US Game Technologies and Services, LLC	July 1, 2022	USA	U.S. dollar
Engage IT Services, Srl	January 29, 2023	Italy	Euro

On January 12, 2023, Elys Technology Group Limited, a previously wholly owned subsidiary, was dissolved and its operations were assumed by Virtual Generation Limited.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business (continued)

The Company operates in two lines of business: (i) the operating of web-based  betting as well as land-based  leisure betting establishments situated throughout Italy and; (ii) provider of certified betting Platform software services to global leisure betting establishments and operators.

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

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three months ended March 31, 2023.

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

Goodwill was recently assessed on December 31, 2022 and as of March 31, 2023 there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates (continued)

Contingent Purchase Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of the purchase price consideration for acquisitions. At each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of web-based as well as land-based leisure betting establishments situated throughout Italy, and

(ii)	provider of certified betting Platform software services to leisure betting establishments in the U.S. and 9 other countries.

3. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The accompanying financial statements for the period ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund ongoing development work of its gaming platforms and operations until we are able to generate revenue streams from our additional gaming platforms and become profitable. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these unaudited condensed audited consolidated financial statements. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisition of subsidiaries

On January 29, 2023 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Engage IT Services, Srl, a company organized under the laws of Italy (“Engage IT”), from its founding shareholders (the “Sellers”). The Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, the Company would acquire all of the shares of Engage IT and Engage IT became a wholly owned subsidiary of Elys.

Founded in 2016 by the Company’s current Head of Global Technology, Luca Pasquini, along with Alessandro Alpi and Michael Denney, Engage IT employs 27 specialist technicians, developers and software engineers that specialize in the design, implementation and management of SQL databases, agile project management, and solutions based on the Microsoft cloud platform (Azure) and in the development of .NET applications. Since 2016, Engage has also provided contract services to the Company, playing a key role in the development of the Company’s Elys Gameboard sportsbook technology and Player Account Management Platform (PAM).

Pursuant to the terms of the Purchase Agreement, on the Closing Date, the Company paid the “Dollar Equivalent” of €1,080,000 for all of the shares of Engage IT on a debt free basis, which amount may be increased or decreased based on the working capital surplus or deficit, and any indebtedness due to or from Engage IT by or from any one or more of the Sellers to be determined 10 days prior to June 30, 2023. The Company satisfied the payment by the issuance 3,018,461 shares of common stock (the “Exchange Shares”), valued at $1,735,615, equal to the “Dollar Equivalent” of the Purchase Price, calculated at the exchange rate at the time of closing, at a price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company’s common stock for the twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date or US $0.39 per share, which may be adjusted for any stock split, reverse stock split, stock dividend, recapitalization, combination, exchange or similar event; or any subsequent equity sale or rights offering of Elys, and is subject to shareholder approval if required. Additionally, the Company may repurchase the Exchange Shares in cash in whole or in part at any time on or prior to June 30, 2023.

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

The preliminary purchase price allocation was as follows:

Amount
Consideration
3,018,461 shares of common stock at fair market value	$1,735,615
Total purchase consideration	$1,735,615

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$94,450
Accounts receivable – Related party	555,634
Other Current assets	22,377
Property and equipment	36,135
Right-of-use assets	47,335
$755,931
Less: liabilities assumed
Current liabilities assumed	$(425,882)
Related party payables	(130,278)
Operating lease liabilities	(47,335)
Non-current liabilities assumed	(171,051)
$(774,546)
Net identifiable assets acquired and liabilities assumed	(18,615)
Goodwill	1,754,230
$1,735,615

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisition of subsidiaries (continued)

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2022, is presented as follows:

	Revenue	Earnings

Actual for the period from acquisition to March 31, 2023	$—	$(9,433)

2023 supplemental pro forma from January 1, 2023 to March 31, 2023	$12,432,146	$(2,322,347)

2022 supplemental pro forma from January 1, 2022 to March 31, 2022	$12,237,047	$(2,594,794)

The 2023 supplemental pro forma information was adjusted to exclude $75,062 of intercompany profit that would not have been capitalized to platform costs, the associated adjustment to amortization expense of platform costs amounting to $1,251 and, the associated deferred taxation calculated on the elimination of the intercompany profit and adjustment to amortization expense amounting to $15,500. The 2022 supplemental pro forma information was adjusted to exclude $88,615 of intercompany profit that would not have been capitalized to platform costs and an estimated once-off legal expense of $15,000, that would not have been incurred had this transaction taken place on January 1, 2022. There was no associated adjustment to amortization expense as the platform cost associated with the intercompany profit was not being depreciated during the three months ended March 31, 2022.

5. Restricted Cash

Restricted cash consists of cash held in a segregated bank account at Intesa Sanpaolo Bank S.p.A. (“Intesa Sanpaolo Bank”) as collateral against the Company’s operating line of credit with Intesa Sanpaolo Bank. The Company no longer has an operating line of credit and will apply for the release of the restricted cash.

6. Property and equipment

	March 31, 2023			December 31, 2022
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$139,818	$(46,464)	$93,354	$17,876
Computer and office equipment	1,215,894	(894,161)	321,733	307,602
Fixtures and fittings	485,346	(284,143)	201,203	160,122
Vehicles	14,718	(14,718)	—	—
Computer software	722,226	(236,315)	485,911	125,252
	$2,578,002	$(1,475,801)	$1,102,201	$610,852

The aggregate depreciation charge to operations was $62,228 and $51,251 for the three months ended March 31, 2023 and 2022, respectively. The depreciation policies followed by the Company are described in Note 2.

7. Leases

The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Operating leases

Real estate agreements

The Company has several property lease agreements in Italy and Austria and one lease agreement in the U.S. which have terms in excess of a twelve month period, these property leases are for our administrative operations in these countries. The Company does not and does not intend to take ownership of the properties at the end of the lease term.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Leases (continued)

Vehicle agreements

The Company leases several vehicles for business use purposes, the terms of these leases range from twenty four to forty-eight months. The Company does not and does not intend to take ownership of the vehicles at the end of the lease term.

Finance Leases

Office equipment agreements

The Company has entered into several finance leases for office equipment, the term of these leases range from thirty-six to sixty months. The Company takes ownership of the office equipment at the end of the lease term.

Right of use assets

Right of use assets included in the condensed consolidated balance sheet are as follows:

	March 31, 2023	December 31, 2022
Non-current assets
Right of use assets - operating leases, net of amortization	$1,741,917	$1,498,703
Right of use assets - finance leases, net of depreciation – included in property and equipment	$7,070	$8,884

 Lease costs consists of the following:

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of financial lease assets	$1,904	$2,011
Interest expense on lease liabilities	107	141

Operating lease cost	306,467	89,015

Total lease cost	$308,478	$91,167

Other lease information:

	Three Months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(107)	$(141)
Operating cash flows from operating leases	(306,467)	(89,015)
Financing cash flows from finance leases	(1,999)	(2,062)

Weighted average remaining lease term – finance leases	1.94 years	1.70 years
Weighted average remaining lease term – operating leases	4.19 years	4.24 years

Weighted average discount rate – finance leases	5.25%	3.73%
Weighted average discount rate – operating leases	3.15%	2.61%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Leases (continued)

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2023	$5,101
2024	1,276
2025	494
2026	494
2027	372
Total undiscounted minimum future lease payments	7,737
Imputed interest	(525)
Total finance lease liability	$7,212

Disclosed as:
Current portion	$5,588
Non-Current portion	1,624
$7,212

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2023	$353,422
2024	436,883
2025	391,702
2026	327,917
2027 and thereafter	270,473
Total undiscounted minimum future lease payments	1,780,397
Imputed interest	(87,237)
Total operating lease liability	$1,693,160

Disclosed as:
Current portion	$403,462
Non-Current portion	1,289,698
$1,693,160

8. Intangible Assets

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Intangible Assets (continued)

Intangible assets consist of the following:

	March 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$9,144,884	$(1,980,887)	$7,163,997	$6,776,486
Licenses	974,984	(965,034)	9,950	11,864
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	3,395,927	(1,188,179)	2,207,748	2,323,905
Trademarks	1,537,426	(311,609)	1,225,817	1,263,269
Non-compete agreements	764,167	(764,167)	—	—
Websites	40,000	(40,000)	—	—
	$16,857,388	$(6,249,876)	$10,607,512	$10,375,524

The Company recorded $285,008 and $387,618 in amortization expense for finite-lived assets for the three months ended March 31, 2023 and 2022, respectively.

The estimated amortization expense over the next five-year period is as follows:

Amount
Remainder of 2023	$941,514
2024	1,250,821
2025	1,247,075
2026	1,247,075
2027	1,239,075
Total estimated amortization expense	$5,925,560

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

9. Goodwill

	March 31, 2023	December 31, 2022
Cost
Opening balance as of January 1,	$28,686,661	$28,687,051
Acquisition of Engage IT Services, Srl	1,754,230	—
Foreign exchange movements	(86)	(390)
Closing balance as of period end	30,440,805	28,686,661

Accumulated Impairment charge
Opening balance as of January 1,	(27,024,383)	(12,522,714)
Impairment charge	—	(14,501,669)
Closing balance as of period end	(27,024,383)	(27,024,383)

Goodwill, net of impairment charges	$3,416,422	$1,662,278

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

 9. Goodwill (continued)

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

On March 31, 2023, the shares of Zoompass were last quoted at $0.0004 per share on the OTC market, resulting in an unrealized loss recorded to earnings related to these securities of $19,000.

11. Bank Loan Payable

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of US Bookmaking with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of US Bookmaking’s tangible and intangible assets. The balance outstanding at March 31, 2023 consists of principal outstanding of $144,430 and interest thereon of $8,313.

Since acquisition of US Bookmaking, the Company has repaid principal of $4,402 and has total accrued and unpaid interest of $8,313 on this loan as of March 31, 2023.

The maturity of bank loans payable as of March 31, 2023 is as follows:

Amount
Within 1 year	$3,097
1 to 2 years	3,215
2 to 3 years	3,338
3 to 4 years	3,465
5 years and thereafter	139,628
Total	$152,743
Disclosed as:
Current portion	$3,097
Non-Current portion	149,646
$152,743

12. Convertible notes payable

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

12. Convertible notes payable (continued)

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

The warrants are exercisable at an exercise price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise. The initial exercise price of the warrant is $0.39 per share, subject to a down-round adjustment to a floor exercise price of $0.35 per share.

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

On March 5, 2023, the Company obtained written consents from holders of shares of Common Stock representing approximately 54.1% of the total issued and outstanding shares of voting stock of the Company on March 1, 2023, the record date, approving the for purposes of The Nasdaq Stock Market LLC Rules 5635 (b) and 5635(d), the issuance of all of the outstanding shares of the Company’s Common Stock to be issued upon (i) conversion of the Debentures and (ii) exercise of the common stock purchase warrants, dated January 30, 2023, issued to such investors by us pursuant to the Subscription Agreement.

The convertible notes were evaluated in terms of ASC 470, Debt, and is carried at amortized cost. The warrants issued in conjunction with the convertible notes were evaluated in terms of ASC 480, Distinguishing Liabilities from Equity and in terms of ASC 815, Derivatives and Hedging, the Company determined that the warrants met the definition of equity in terms of ASC 480 and did not fall within the scope of ASC 815, therefore the value of the warrants, determined using a Black-Scholes valuation model (see note 16 below), was recorded as a debt discount which is amortized using the effective interest method over the term of the convertible notes.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Convertible notes payable (continued)

Convertible notes payable consists of the following:

March 31, 2023
Principal outstanding
Opening balance	$—
Advances to the Company	350,000
Closing balance	350,000

Accrued Interest
Opening balance	—
Accrued interest	7,000
Closing balance	7,000

Debt Discount
Opening balance	—
Debt discount on valuation of warrants	(200,086)
Amortization of debt discount	7,231
(192,855)

Total	$164,145

13. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	March 31, 2023	December 31, 2022
Severance liability	$674,715	$464,851

14. Related Parties

Promissory notes payable – Related Parties

The movement on promissory notes payable – Related Parties, consists of the following:

	March 31, 2023	December 31, 2022
Principal outstanding
Opening balance	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Closing balance	715,000	715,000

Accrued Interest
Opening balance	37,000	1,878
Accrued interest	17,523	35,122
Closing balance	54,523	37,000

Total	$769,523	$752,000

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Convertible notes payable – Related parties

On January 30, 2023, the Company issued convertible notes payable, as disclosed under note 12 above. Braydon Capital Corp.subscribed for $500,000 of the convertible notes, Braydon Capital Corp. is owned by Mr. Claudio Ciavarella, the brother of our Chairman and interim CEO.

Convertible notes payable – related party, consists of the following:

March 31, 2023
Principal outstanding
Opening balance	$—
Advances to the Company	500,000
Closing balance	500,000

Accrued Interest
Opening balance	—
Accrued interest	10,000
Closing balance	10,000

Debt Discount
Opening balance	—
Debt discount on valuation of warrants	(285,836)
Amortization of debt discount	10,329
(275,507)

Total	$234,493

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(130,468)	(459)
Michele Ciavarella	(16,468)	(15,203)
	$(146,936)	$(422,129)

Related Party Receivable
Victor Salerno	$22,511	$22,511
	$22,511	$22,511

Engage IT Services, Srl.

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company’s wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed. The intercompany balance eliminates on consolidation for the three months ended March 31, 2023.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Luca Pasquini

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,800 for services rendered to the Company.

On January 29, 2023, the Company acquired Engage IT, Mr. Pasquini owned 34% of Engage IT prior to the acquisition. The purchase price was settled by the issuance of common stock of which Mr. Pasquini received 1,026,277 shares of common stock which resulted in him becoming an effective 5.7% shareholder of the Company.

Michele Ciavarella

On September 26, 2022, Mr. Ciavarella was awarded 300,000 restricted shares of common stock valued at $136,080 for services rendered to the Company.

On February 14, 2023, Mr. Ciavarella, the Company’s Executive Chairman and interim CEO, voluntarily offered and agreed to reduce his annual base compensation to $372,000 for fiscal 2023, subject to a review of his total compensation package.

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum.. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of March 31, 2023, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

On January 23, 2023, Mr. Salerno voluntarily resigned as a member of the Board.

Paul Sallwasser

On February 14, 2023, the Company granted Mr. Sallwasser ten-year options exercisable for 154,132 shares of common stock at an exercise price of $0.89 per share, of which 77,254 vested immediately and the remaining 76,878 vesting equally over a ten month period commencing on March 1, 2023.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Parties (continued)

Steven Shallcross

On February 14, 2023, the Company granted Mr. Shallcross ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Shallcross 22,472 shares of common stock valued at $20,000 from the 2018 equity incentive plan in lieu of 2022 cash directors fees owing to Mr. Shallcross.

Andrea Mandel-Mantello

On February 14, 2023, the Company granted Mr. Mandel-Mantello ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Mandel-Mantello 44,944 shares of common stock valued at $40,000 from the 2018 equity incentive plan in lieu of 2022 cash directors fees owing to Mr. Mandel-Mantello

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. project and risk management team lead. Aiden earns an annual salary of $75,000. there is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

15. Stockholders’ Equity

Pursuant to the acquisition of Engage IT Srl, as disclosed in note 4 above, on January 29, 2023, the Company issued 3,018,461 shares of common stock valued at $1,753,615, in settlement of the purchase price.

On January 29, 2023, the Company issued 5,366,155 shares of restricted common stock valued at $3,085,339 from its 2018 Stock Incentive Plan to certain developers and project managers in its IT subsidiaries, these shares will vest equally and are amortized on a monthly basis over a thirty-six month period to incentivize these employees who are essential to the Company’s development efforts.

A summary of the vesting of restricted stock during the period January 1, 2023 to March 31, 2023 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2023	—	$—	—	$—	—	$—
Granted and issued	5,366,155	0.575	5,366,155	0.575	—	—
Forfeited/Cancelled	—	—	—	—	—	—
Vested	—	—	(298,122)	(0.575)	298,122	0.575
Outstanding March 31, 2023	5,366,155	$0.575	5,068,033	$0.575	298,122	$0.575

The restricted stock granted, issued and exercisable at March 31, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.575	5,366,155	$0.575

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Stockholders’ Equity (continued)

In lieu of $60,000 of director fees due and outstanding, the Company approved the issuance of 67,416 shares of common stock, respectively, under the 2018 equity incentive plan.

The Company has recorded a restricted stock expense of $171,422 for the three months March 31, 2023.

16. Warrants

On January 30, 2023, as disclosed in note 12 above, the Company closed a private placement offering of up to 2,000 units and entered into Subscription Agreements with a group of accredited investors (the “Investors”), which Investors included Braydon Capital Corp. a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. Each Unit sold to Investors was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total of 850 units and the Company issued Debentures for the total principal amount of $850,000 (the “Principal Amount”) to the Investors and warrants to purchase 2,179,487 shares of common stock of the Company.

The warrants are exercisable at an exercise price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise. The initial exercise price of the warrant is $0.39 per share, subject to a down-round adjustment to a floor exercise price of $0.35 per share.

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

The Warrants provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

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

The Company issued a warrant to purchase up to 200,000 shares of Common Stock to ShareIntel, as consideration for services provided. The Consultant Warrant is exercisable at a price of $0.89 per share and vests at a rate of 1,000 warrant shares for each reduction of 10,000 shares of Reduction in Imbalances (Shorts), and will expire three years from the date of issuance. These warrants only vest upon the attainment of the goals discussed above.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Warrants (continued)

The warrants granted during the three months ended March 31, 2023 were valued using a Black-Scholes pricing model.

The following assumptions were used in the Black-Scholes model:

	Three months ended March 31, 2023
Exercise price	$0.39	to	0.89
Risk free interest rate	3.96	to	4.32%
Expected life of options	3 years
Expected volatility of underlying stock	130.3	to	133.7%
Expected dividend rate	0%

A summary of all of the Company’s warrant activity during the period January 1, 2022 to March 31, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2021	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised – pre-funded warrants	(541,227)	0.0001			0.0001
Outstanding December 31, 2022	3,664,168	$0.9475	to	5.00	$1.17
Granted	2,379,487	0.39	to	0.89	0.43
Forfeited/cancelled	—	—			—
Exercised	—	—			—
Outstanding March 31, 2023	6,043,655	$0.39	to	5.00	$0.88

The following tables summarize information about warrants outstanding as of March 31, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.39	2,179,487	2.84		2,179,487
$0.89	200,000	2.88		—
$0.9475	3,166,227	4.71		3,166,227
$2.50	486,173	2.39		486,173
$5.00	11,768	0.16		11,768
	6,043,655	3.78	$0.88	5,843,655	$0.88

 The outstanding warrants have an intrinsic value of $270,256 as of March 31, 2023.

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

The options awarded during the three months ended March 31, 2023 were valued at the date of issuance using a Black-Scholes pricing model.

The following assumptions were used in the Black-Scholes model:

Three months ended March 31, 2023
Exercise price	$0.89
Risk free interest rate	3.77%
Expected life of options	10 years
Expected volatility of underlying stock	200.0%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2022 to March 31, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2022	2,766,438	$1.84	to	5.10	$2.92
Granted	270,000	0.454	to	2.50	1.67
Forfeited/cancelled	(652,375)	1.84	to	2.80	1.85
Exercised	—	—			—
Outstanding December 31, 2022	2,384,063	$0.454	to	5.10	$3.07
Granted	417,394			0.89	0.89
Forfeited/cancelled	(60,000)			2.50	2.50
Exercised	—	—			—
Outstanding March 31, 2023	2,741,457	$0.454	to	5.10	$2.75

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Stock Options (continued)

The following tables summarize information about stock options outstanding as of March 31, 2023:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.45	110,000	9.50		—
$0.89	417,394	9.88		209,823
$2.03	659,000	7.51		573,333
$2.50	100,000	9.00		—
$2.72	25,000	3.25		25,000
$2.80	216,250	6.48		189,583
$2.96	70,313	6.27		70,313
$3.43	25,000	8.72		9,000
$4.03	1,020,000	8.26		461,667
$4.07	25,000	8.30		9,000
$4.20	25,000	8.09		9,000
$5.10	48,500	8.46		48,500
	2,741,457	8.17	$2.75	1,605,219	$2.72

As of March 31, 2023, there were unvested options to purchase 1,136,238 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,725,920 which is expected to be recognized over a period of 33 months.

As of March 31, 2023, there was an aggregate of 2,741,457 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 9,588,872 restricted shares granted to certain officers employees and directors of the Company with 3,669,671 shares available for future grants.

The options outstanding at March 31, 2023 had an intrinsic value of $6,600.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2023 and 2022. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the three months ended March 31,
	2023	2022
Handle (Turnover)
Web-based	$199,923,035	$215,780,282
Land-based	8,568,521	1,785,107
Total Handle (Turnover)	208,491,556	217,565,389

Winnings/Payouts
Web-based	186,131,151	200,853,821
Land-based	6,765,964	1,400,413
Total Winnings/Payouts	192,897,115	202,254,234

Gross Gaming Revenues
Web-based	13,791,884	14,926,461
Land-based	1,802,557	384,694
Total Gross Gaming Revenues	15,594,441	15,311,155

Less: ADM Gaming Taxes	(3,739,751)	(3,730,830)
Net Gaming Revenues	11,854,690	11,580,325
Add: Service Revenues	577,456	655,661
Revenues	$12,432,146	$12,235,986

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

For the three months ended March 31, 2023 and 2022, the following restricted shares, options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three Months ended March 31, 2023	Three Months ended March 31, 2022

Restricted shares	5,068,033	—
Convertible notes payable	2,179,487	—
Options	2,741,457	2,926,438
Warrants	6,043,655	546,336
	16,030,632	3,472,774

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web-based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in the U.S. and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	March 31, 2023
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$493,293	$520,605	$2,264	$1,016,162
Assets
Current assets	$4,695,890	$2,073,507	$286,307	$7,055,704
Non-Current assets	3,469,999	13,714,305	54,210	17,238,514
Liabilities
Current liabilities	(7,404,395)	(3,131,815)	(1,699,790)	(12,236,000)
Non-Current liabilities	(1,685,900)	(1,905,820)	(398,640)	(3,990,360)
Intercompany balances	6,343,542	(4,564,484)	(1,779,058)	—
Net asset position	$5,419,136	$6,185,693	$(3,536,971)	$8,067,858

	March 31, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$76,620	$22,938	$5,571	$105,129
Assets
Current assets	$7,839,520	$1,614,877	$562,008	$10,016,405
Non-Current assets	2,668,559	30,820,909	92,640	33,582,108
Liabilities
Current liabilities	(6,729,694)	(1,171,806)	(1,495,238)	(9,396,738)
Non-Current liabilities	(1,318,442)	(16,697,219)	—	(18,015,661)
Intercompany balances	4,551,910	(2,114,610)	(2,437,300)	—
Net asset position	$7,011,853	$12,452,151	$(3,277,890)	$16,186,114

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three Months ended March 31, 2023
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$11,854,690	$—	$—	$—	$11,854,690
Betting platform and services revenue	—	577,456	—	—	577,456
Intercompany Service revenue	26,831	795,066	—	(821,897)	—
	11,881,521	1,372,522	—	(821,897)	12,432,146
Operating expenses
Intercompany service expense	795,066	26,831	—	(821,897)	—
Selling expenses	9,826,240	41,914	—	—	9,868,154
General and administrative expenses	1,654,903	1,312,375	1,480,469	—	4,447,747
Depreciation and amortization	58,321	282,624	6,378	—	347,323
Total operating expenses	12,334,530	1,663,744	1,486,847	(821,897)	14,663,224

Loss from operations	(453,009)	(291,222)	(1,486,847)	—	(2,231,078)

Other Income (expenses)
Interest expense, net	(242)	(18,694)	(17,000)	—	(35,936)
Amortization of debt discount	—	—	(17,560)	—	(17,560)
Other income	7,323	1,523	—	—	8,846
Other expense	(21)	(7,663)	(1,344)	—	(9,028)
Loss on marketable securities	—	—	(19,000)	—	(19,000)
Total other income (expenses)	7,060	(24,834)	(54,904)	—	(72,678)

Loss before Income Taxes	(445,949)	(316,056)	(1,541,751)		(2,303,756)
Income tax provision	—	10,395	—	—	10,395
Net Loss	$(445,949)	$(305,661)	$(1,541,751)	$—	$(2,293,361)

34

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Three months ended March 31, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$11,751,266	$484,720	$—	$—	$12,235,986
Intercompany Service revenue	56,127	555,693	—	(611,820)	—
Total revenue	11,807,394	1,040,412	—	(611,820)	12,235,986
Operating expenses
Intercompany service expense	555,693	56,127	—	(611,820)	—
Selling expenses	9,253,177	33,055	—	—	9,286,232
General and administrative expenses	1,412,238	1,507,128	1,651,060	—	4,570,426
Depreciation and amortization	49,453	387,701	1,804	—	438,958
Total operating expenses	11,270,561	1,984,011	1,652,864	(611,820)	14,295,616

Income (Loss) from operations	536,833	(943,599)	(1,652,864)	—	(2,059,630)

Other income (expense)
Other income	39,749	—	—	—	39,749
Other expense	—	(1,070)	—	—	(1,070)
Interest expense, net	(1,212)	(2,647)	—	—	(3,859)
Change in fair value of contingent purchase consideration	—	(450,013)	—	—	(450,013)
Gain on marketable securities	—	—	77,500	—	77,500
Total other income (expense)	38,537	(453,730)	77,500	—	(337,693)

Income (Loss) before Income Taxes	575,370	(1,397,329)	(1,575,364)	—	(2,397,323)
Income tax provision	(229,534)	72,641	—	—	(156,893)
Net Income (Loss)	$345,836	$(1,324,688)	$(1,575,364)	$—	$(2,554,216)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

21. Subsequent Events

On May 5, 2023 (the "Closing Date"), the Company closed a private placement offering of up to 1,500 units and entered into a Subscription Agreement with a single accredited investor, Gold Street Capital Corp. (the "Investor"), which is a company owned by Gilda Pia Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella. Each Unit sold to the Investor was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investor purchased a total of 1,500 units and the Company issued Debentures for the total principal amount of $1,500,000 (the "Principal Amount") to the Investor and warrants to purchase 3,138,075 shares of common stock of the Company.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a price equal to $0.48 per share or the Nasdaq consolidated closing bid price of the Company common stock on the Nasdaq stock market on the Closing Date, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 3,138,075 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment by the Company.

In addition, the Company may accelerate this right of conversion on at least ten business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on the conversion and (i) the closing price of the Company’s common shares exceeds two hundred percent of the Conversion Price for five trading days in a thirty day period or (ii) the Company wishes to redeem or pre-pay the Debentures prior to the Maturity Date.

If at any time that the common shares issuable to the Investor on conversion of the Debentures in whole or in part would be free trading without resale restrictions or statutory hold periods, the Debentures are redeemable by the Company at any time or times prior to the Maturity Date on not less than ten Business Days prior written notice from the Company to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the Investor has the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debentures into common shares of the Company.

The Warrants are exercisable at an exercise price equal to $0.48 per share or the Nasdaq consolidated closing bid price of the Company common stock on the Nasdaq stock market on the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

The Company may accelerate the right to exercise the Warrants on at least ten business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred percent of the Exercise Price for five trading days in a thirty day period.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

The number of shares of common stock that may be issued upon conversion of the Debentures and exercise of the Warrants is subject to an Exchange Cap (as defined in the Debenture and Warrant) unless shareholder approval to exceed the Exchange Cap is approved. The parties agree to amend the Debentures and Warrants as necessary in order to comply with the requirements of the Nasdaq Capital Markets.

The Debentures are secured by a senior security interest in all of the assets of the Company pursuant to a Security Agreement. The Company’s primary assets consist of certain business operations and licenses in multiple jurisdictions, trademarks and other intellectual property, betting technology and products. Following an event of default under the Debenture, the Investor will have all available rights under the Security Agreement and applicable law to enforce their rights as a secured creditor, including to sell, assign, transfer, pledge, encumber or otherwise dispose of the secured assets, and to exercise any other available rights and remedies upon the occurrence of an event of default as described in the Debenture.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 30, 2023.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We currently provide our B2C gaming services in Italy through our subsidiary, Multigioco, which operations are carried out via both land-based retail or online interactive gaming licenses regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”) that permits us to distribute leisure betting products such as sports betting, and virtual sports betting products through both physical, land-based locations as well as online through our licensed website www.newgioco.it or commercial webskins linked to our licensed website and through mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austria Bookmaker license that was regulated by the BMF to terminate.

We also provide bookmaking services in the U.S. market via our subsidiary US Bookmaking and Gameboard in certain regulated states where we offer B2B bookmaking and platform services to our customers. Our intention is to focus our attention on expanding the U.S. market. The Company operates in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan district and the Over Under Sportsbook Rooftop Lounge in Washington, D.C. In March 2022 the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey, and through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota, Colorado and Michigan.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys. The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform also provides the seamless integration of application programming interface of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management implemented a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, which includes an executive suite situated in Las Vegas, Nevada and an office in Toronto, Ontario, Canada through which we carry-out corporate activities, handle day-to-day reporting and U.S. development planning, and through which various employees, independent contractors and vendors are engaged.

For the three months ended March 31, 2023, transaction revenue generated through our subsidiary Multigioco consisted of wagering and gaming transaction income broken down to: (i) spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online based betting web-shops and websites as well as land-based retail betting shops located throughout Italy; while our service revenue generated by our Platform is primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Gameboard and US Bookmaking.

We believe that our Platform is considered one of the newest betting software platforms in the world and our plan is to expand our Platform offering to new jurisdictions around the world on a B2B basis, including expansion through Europe, South America, South Africa and the developing market in the United States. During the three months ended March 31, 2023 and 2022, we also generated service revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our subsidiaries, US Bookmaking and Gameboard. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

SaaS based service revenue through the provision of our Platform and virtual sports products to betting operators.

This Management’s Discussion and Analysis includes a discussion of our operations for the three months ended March 31, 2023 and 2022, which includes the operations of Engage IT for the two months ended March 31, 2023.

Operational Developments

Management continues to focus on reducing operating expenditure wherever possible without impacting negatively on operations. During the three months ended March 31,2023, our European operations, consisting of Multigioco, Odissea, Ulisse, and Virtual Generation and Elys Technology Services had a net loss of approximately $0.4 million compared to a net profit of approximately $0.08 million in the prior period, primarily due to an increase in selling expenses of $0.6 million associated with the increase in promotional activity in our newly launched land-based locations. We have worked diligently and reduced the operating expenditure at our US Bookmaking subsidiary from $1.0 million in the prior period to $0.2 million in the current period, an improvement of $0.8 million. We reduced our corporate expenses from $1.7 million in the prior period to $1.5 million in the current period, primarily due to a reduction in personnel costs of $0.5 million, which included an increase in stock based compensation of $0.08 million primarily due to the issuance of restricted shares to our group IT personnel, offset by an increase in professional fees of $0.08 million, primarily related to a consulting arrangement with a European based professional and an adverse movement in foreign currency losses of $0.16 million due to the weakening of the dollar against the Euro during the current period.

Global Issues

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

Recent Developments

Convertible debenture issuance

On May 5, 2023, we closed a private placement offering of 1,500 units and entered into a Subscription Agreement with a single accredited investor, Gold Street Capital Corp., which is a company owned by Gilda Pia Ciavarella, a related party and spouse of our Executive Chairman, Michele Ciavarella. Each Unit sold to the Investor was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”). A total of 1,500 units were sold and a warrant to purchase 3,138,075 shares of our common stock was issued.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of the Debenture plus all accrued and unpaid interest at a price equal to $0.48 per share or the Nasdaq consolidated closing bid price of the Company common stock on the Nasdaq stock market on the Closing Date, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 3,138,075 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment by us.

In addition, we may accelerate this right of conversion on at least ten business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on the conversion and (i) the closing price of our common shares exceeds two hundred percent of the Conversion Price for five trading days in a thirty day period or (ii) we wish to redeem or pre-pay the Debentures prior to the Maturity Date.

If at any time that the common shares issuable to the Investor on conversion of the Debentures in whole or in part would be free trading without resale restrictions or statutory hold periods, the Debentures are redeemable by us at any time or times prior to the Maturity Date on not less than ten Business Days prior written notice from us to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the Investor has the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debentures into our common shares.

The Warrants are exercisable at an exercise price equal to $0.48 per share or the Nasdaq consolidated closing bid price of our common stock on the Nasdaq stock market on the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

We may accelerate the right to exercise the Warrants on at least ten business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of our common shares exceeds two hundred percent of the Exercise Price for five trading days in a thirty day period.

The Warrants and Debentures provide that if we issue or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

The number of shares of common stock that may be issued upon conversion of the Debentures and exercise of the Warrants is subject to an Exchange Cap (as defined in the Debenture and Warrant) unless shareholder approval to exceed the Exchange Cap is approved. The parties agree to amend the Debentures and Warrants as necessary in order to comply with the requirements of the Nasdaq Capital Markets.

The Debentures are secured by a senior security interest in all of our assets, pursuant to a Security Agreement. Our primary assets consist of certain business operations and licenses in multiple jurisdictions, trademarks and other intellectual property, betting technology and products. Following an event of default under the Debenture, the Investor will have all available rights under the Security Agreement and applicable law to enforce their rights as a secured creditor, including to sell, assign, transfer, pledge, encumber or otherwise dispose of the secured assets, and to exercise any other available rights and remedies upon the occurrence of an event of default as described in the Debenture.

Critical Accounting Estimates

The critical accounting policies that involved significant estimation included the following:

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

Results of Operations

Results of Operations for the three months ended March 31, 2023 and the three months ended March 31, 2022

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended March 31, 2023 and 2022. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three months ended
	March 31, 2023	March 31, 2022	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$199,923,035	$215,780,282	$(15,857,247)	(7.4)%
Turnover land-based	8,568,521	1,785,107	6,783,414	380.0%
Total Turnover	208,491,556	217,565,389	(9,073,833)	(4.2)%

Winnings/Payouts
Winnings web-based	186,131,151	200,853,821	(14,722,670)	(7.3)%
Winnings land-based	6,765,964	1,400,413	5,365,551	383.1%
Total Winnings/payouts	192,897,115	202,254,234	(9,357,119)	(4.6)%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	13,791,884	14,926,461	(1,134,577)	(7.6)%
Gross Gaming Revenues Land-based	1,802,557	384,694	1,417,863	368.6%
	15,594,441	15,311,155	283,286	1.9%

Less: Gaming Taxes	(3,739,751)	(3,730,830)	(8,921)	0.2%

Net Gaming Revenues	11,854,690	11,580,325	274,365	2.4%

Add: Service Revenues	577,456	655,661	(78,205)	(11.9)%

Total Revenues	$12,432,146	$12,235,986	$196,160	1.6%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $199.9 million (€186.3 million) and $215.8 million (€192.2 million) for the three months ended March 31, 2023 and 2022, respectively, a decrease of $15.9 million or 7.4%, but a decrease in in Euro based turnover of €5.9 million or 3.1%. Refer to currency impact on web-based turnover below.

We highlight the following movements in our web-based Euro turnover; (i) sports betting turnover increased significantly by €10.0 million or 26.6%; (ii) our casino gaming turnover increased by approximately €3.3 million or 2.7%; offset by (iii) a reduction in on-line poker gaming turnover of €18.7 million or 68.4%. This is in line with our strategy to focus our attention on higher margin turnover.

For the three months ended March 31, 2023 and 2022, all of our web-based turnover was generated by Multigioco.

Currency impact on Web-based turnover

Our web-based turnover expressed in Euro decreased by approximately €5.9 million or 3.1%, however in U.S dollars we recorded a decrease in turnover of $15.9 million or 7.4%. The strengthening of the average U.S. dollar exchange rate against the Euro during the 2023 current quarter from $1.122538 to $1.073241 or 4.4%, using the 2022 average exchange rate of $1.1122538, we would have realized turnover of $209.1 million compared to $215.8 million for the three months ended March 31, and 2022, respectively a decrease of $6.7 million. The strengthening of the U.S. dollar against the Euro resulted in a $9.2 million adverse swing in our turnover.

Land-based turnover

Our land-based turnover was approximately $8.6 million (€8.0 million) and $1.8 million (€1.6 million) for the three months ended March 31, 2023 and 2022, respectively, an increase of $6.8 million or 380.0%, but an increase in Euro based turnover of €6.4 million or 402.1%. Refer to currency impact on land-based turnover below.

During the three months ended March 31, 2023, the 53 newly activated land-based locations had a significantly positive impact on our land-based turnover and our GGR, discussed below.

We highlight that our land-based Euro turnover increased by €6.4 million or 402.1%, including an increase in sports betting turnover of €5.4 million or 720.1% and virtual sports betting increased by €1.0 million or 173.3%, as a direct result of the increase in our number of land-based locations. Sports betting and virtual sports betting is typically higher margin turnover for us.

For the three months ended March 31, 2023, all of our land-based turnover was generated by Multigioco.

Currency impact on land-based turnover

Our land-based turnover expressed in Euro increased by approximately €6.4 million or 402.1%, however in U.S dollars we recorded an increase in turnover of $6.8 million or 380.0%. The strengthening of the average U.S. dollar exchange rate against the Euro during the 2023 current quarter from $1.122538 to $1.073241 or 4.4%, using the 2022 average exchange rate of $1.122538, we would have realized turnover of $8.9 million compared to $1.8 million for the three months ended March 31, 2023 and 2022, respectively an increase of $7.1 million. The strengthening of the U.S. dollar against the Euro resulted in a $0.3 million adverse swing in our turnover.

Gross Gaming Revenue (“GGR”)

Gross gaming revenue was approximately $15.6 million (€14.5 million) and $15.3 million (€13.6 million) for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.3 million or 1.9%, but an increase in Euro based GGR of €0.9 million or 6.5%. Refer to currency impact on gross gaming revenues below.

The percentage of payouts on web-based turnover remained constant at 93.1% and on land-based turnover declined to 79.0% from 78.4%, for the three months ended March 31, 2023 and 2022, respectively.

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

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended March 31, 2023, is as follows: sports betting turnover represented 27.6% (March 31, 2022 – 19.7%); casino style games represented 71.3% (March 31, 2022 – 79.5%); and other was 1.1% (March 31, 2022 – 0.8%).

The margin earned on our sports book averaged 15.9% (March 31, 2022 – 18.3%) and our casino style games averaged 4.2% (March 31, 2022 - 4.3%), resulting in a blended GGR of 7.5% (March 31, 2022 – 7.0%). The significant increase in sports betting turnover had a positive impact on blended GGR, despite the decline in the sports betting margins from the prior period.

Currency impact on gross gaming revenues

Our GGR expressed in Euro increased by approximately €0.9 million or 6.5%, however in U.S dollars we recorded an increase in GGR of $0.3 million or 1.9%. The strengthening of the average U.S. dollar exchange rate against the Euro during the 2023 current quarter from $1.122538 to $1.073241 or 4.4%, using the 2022 average exchange rate of $1.122538, we would have realized GGR of $16.3 million compared to $15.3 million for the three months ended March 31, 2023 and 2022, respectively an increase of $1.0 million. The strengthening of the U.S. dollar against the Euro resulted in a $0.7 million adverse swing in our GGR.

Gaming Taxes

Gaming taxes decreased by approximately $0.009 million or 0.2%. Gaming taxes are a percentage of GGR and decreased to 24.0% from 24.4%, for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to the mix of our Gross Gaming revenues with lower overall tax on sports betting operations compared to other casino type products.

Service Revenues

Service revenues decreased by approximately $0.08 million or 11.9%. This is primarily due to a reduction in service revenues from our US operations as we work on stabilizing the US Bookmaking operation This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

Selling expenses includes both commissions that are paid to our sales agents as a percentage of turnover (handle), which is not affected by winnings paid out, and a percentage of GGR which is affected by winnings paid out. We also incur fees paid to third party providers, based on Net Gaming Revenues (“NGR”). Therefore, increases in turnover (handle), will mostly result in increases in selling expenses and may result in only a slight increases in overall revenue if winnings/payouts, that are subject to the unknown outcome of sports events that we have no control over, are very high. The percentage of selling expenses to turnover increased to 4.7% from 4.3% for the three months ended March 31, 2023 and 2022, respectively. Based on the mix of commissions paid on turnover to commissions paid on GGR and NGR, the percentage and dollar value of commissions increased.

We incurred selling expenses of approximately $9.9 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.6 million or 6.3%. Selling expenses denominated in Euro amounted to approximately $9.8 million (€9.2 million), the strengthening of the average U.S. dollar exchange rate against the Euro during the 2023 current quarter from $1.122538 to $1.073241 or 4.4%, using the 2022 average exchange rate of $1.122538, we would have incurred Euro based selling expenses of $10.3 million compared to $9.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $1.0 million.

General and Administrative Expenses

General and administrative expenses were approximately $4.4 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.2 million or 2.7%. The decrease over the prior year is attributable to the following: (i) a decrease in personnel costs of costs of $0.3 million, which includes an increase in stock-based compensation expense of approximately $0.2 million, resulting in a net decrease in personnel costs, excluding stock based compensation expense, of approximately $0.5 million, which is in line with our mandate to reduce operating expenditure. The increase in stock-based compensation of approximately $0.2 million is primarily due to the issuance of restricted stock to key IT management with the acquisition of Engage IT during the current period; and (ii) an increase in platform related fees of approximately $0.1 million associated with fees paid by Odissea for outside services.

Depreciation and amortization

Depreciation and amortization was approximately $0.35 million and $0.44 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.09 million, primarily due to the impairment, in the prior year, of long-lived intangible assets associated with the acquisition of US Bookmaking.

Loss from Operations

The loss from operations was approximately $2.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, an increase of $0.1 million or 8.3%. The increase in revenue and the reduction in general and administrative expenses and depreciation and amortization was offset by an increase in selling expenses, as discussed above.

Interest Expense, Net

Interest expense, net, was approximately $0.04 million and $0.004 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.032 million. The increase is primarily due to the convertible debt funding advanced to us during the current quarter and the promissory note funding advanced to us during the second and third quarters of the prior year.

Amortization of debt discount

Amortization of debt discount was approximately $0.02 million and $0 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.02 million. The increase is due to the amortization of debt discount on the convertible notes issued during the current quarter.

Other income

Other income was approximately $0.008 million and $0.04 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.032 million or 77.7%. Other income includes additional Covid relief funds received in Ulisse during the prior period.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.5 million. The decrease is due to the impairment of the contingent purchase consideration in 2022 as we do not believe these is any possibility of the contingent consideration being earned by the US Bookmaking sellers.

Other expense

Other expense was approximately $0.009 million and $0.001 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.008 million, the amount is immaterial.

(Loss) gain on Marketable Securities

The loss on marketable securities was approximately $0.019 million and the gain on marketable securities was $0.078 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.097 million or 124.5%. The losses and gains on marketable securities is directly related to the stock price of our investment in Zoompass which is marked-to-market each quarter. The shares in Zoompass were acquired by the Company as settlement of a litigation matter, we have no influence over the performance of Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $2.3 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.1 million or 3.9%. The decrease in loss before income taxes was primarily due to the increase in loss from operations of $0.2 million offset by the reduction in changes in fair value of contingent purchase consideration of $0.5 million and other immaterial movements as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $0.01 million and a charge of approximately $(0.16) million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.17 million or 106.6%. The income tax charge was $0.22 million and $0.24 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.02 million, and represents taxation on the profits in our European operations. The deferred tax credit was $0.23 million and $0.08 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.15 million. the increase is primarily related to deferred tax credits realized on capitalized platform development costs which reverse over the life of platform.

Net Loss

Net loss was approximately $2.3 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.3 million or 10.2%, primarily due to the decrease in loss before income taxes and the decrease in the income tax provision, as discussed above.

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

We recorded a foreign currency translation gain of approximately $0.09 million and a foreign currency translation loss of $0.15 million for the three months ended March 31, 2023 and 2022, respectively. During the current quarter the U.S. dollar weakened slightly against the year-end Euro closing rate and in the prior year, the U.S. dollar weakened against the Euro, resulting in the swing in the foreign currency translation difference.

Liquidity and Capital Resources

Our principal cash requirements have included the funding of acquisitions, repayments of convertible debt and deferred purchase consideration, the purchase of plant and equipment, and working capital needs. Working capital needs generally result from expenses incurred in developing our gaming platform for the various markets we operate in and new markets we are developing as well as our intention to continue our expansion plans in the U.S. market.

We finance our business primarily though debt and equity placements and cash generated from operations. Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land-based and web-based locations as well as the gaming platforms we license to third parties.

We finance our business to provide adequate funding for at least 12 months, based on forecasted operating results and working capital needs, and in the future, we anticipate that we would need to raise additional cash through equity or debt funding.

To date, we financed our business primarily through the issuance of debt and equity placements and cash generated from operations. Recently we have financed our business through convertible debt placements due to unfavorable equity market conditions, previously we financed our business from registered direct offerings and to a very limited extent, the sale of shares of our common stock pursuant to the terms of an Open Market Sales AgreementSM that we entered into with Jefferies LLC on November 19, 2021.

On January 30, 2023, we closed a convertible note funding for gross proceeds of $850,000, we issued warrants exercisable for 2,179,487 shares of common stock to the convertible note holders as part of the funding arrangement. The funding included gross proceeds of $500,000 from related parties. Subsequent to March 31, 2023, on May 8, 2023, we raised an additional $1,500,000 of convertible note funding from related parties with warrants exercisable for 3,138,075 shares of common stock.

Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land-based and web-based locations as well as the gaming platforms we license to third parties.

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

Assets

At March 31, 2023 and December 31, 2022, we had total assets of approximately $24.3 million and $21.4 million, respectively, an increase of $2.9 million. The increase is primarily due to an increase in goodwill of $1.75 million related to the acquisition of Engage IT on January 29, 2023, an increase in property and equipment and intangibles of $1.0 million, offset by depreciation expense of approximately $0.3 million and an increase in right of use assets of approximately $0.24 million, due to new vehicle lease agreements entered into and the right of use property related to the acquisition of Engage IT.

Liabilities

At March 31, 2023 and December 31, 2022, we had approximately $16.2 million and $14.2 million in total liabilities, respectively, an increase of $2.0 million. The increase is primarily attributable to an increase in convertible notes payable of a gross $0.8 million, net of debt discount of $$0.5 million, an increase in accounts payable and accrued liabilities of $1.5 million and an increase in other long-term liabilities of $0.2 million related to statutory severance accruals included in the acquisition of Engage IT, offset by the reduction in related party payables of $0.3 million, in the prior period, prior to the acquisition of Engage IT, the balance owing by the Company to Engage IT was recorded as a related party payable.

Working Capital

The working capital deficit was approximately $5.2 million and $3.9 million at March 31, 2023 and December 31, 2022, respectively.

Accumulated Deficit

We had an accumulated deficit of $68.8 million and $66.5 million as of March 31, 2023 and December 31, 2022, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.2 million or 50.0%.

The decrease in cash used in operating activities is primarily due to the following:

•	A decrease in operating losses of approximately $0.3 million, as discussed under results of operations above;

•	an increase in the movement of changes in operating assets and liabilities of $0.6 million, primarily due to the following; (i) an increase in accounts payable and accrued liabilities of $1.2 million, primarily due to the timing of payments to our suppliers and vendors; (ii) a decrease in prepaid expenses of $0.5 million due to the capitalization of developments costs during the fourth quarter of the prior year and; (iii) an increase in gaming account liabilities of $0.4 million due to the timing of payments to our end customers; offset by; (iv) an increase in gaming accounts receivable of $1.2 million due to the timing of receipts from our gaming customers and an increase in other current assets of $0.4 million related to miscellaneous unused credits issued to our agents. The balance of the movement of $0.1 million is made up of the movement of other individually insignificant movements.

•	A decrease of $0.7 million in non-cash movements, primarily due to the following; (i) the change in fair value of contingent purchase consideration of $0.5 million, the contingent purchase consideration was impaired during December 2022 as we believe that the US Bookmaking sellers will not reach their earnout targets; (ii) a reduction in the movement of share based compensation of $0.2 million, in the prior year as certain salaries owed to our chairman was paid in shares of common stock and during the current year restricted shares were issued to six IT related individuals as a retention incentive; deferred tax movements was $0.15 million, primarily due to deferred taxation on platform costs capitalized and (iv) a reduction in the movement of depreciation and amortization of $0.1 million due to the impairment of certain long-lived intangibles related to US Bookmaking in the prior year, offset by; (v) the movement in unrealized losses on marketable securities of $0.97 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.1 million, an increase of $0.8 million. The increase is primarily due to the capitalization of platform development expenses of $0.5 million and the acquisition of computer software to support the Multigioco operations of $0.4 million.

On January 29, 2023, we acquired Engage IT, by issuing 3,018,461 shares of common stock valued at $1,735,615, included in the assets acquired was cash of $0.094 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $0.85 million and $0.1 million, an increase of $0.75 million. During the current period, we raised $0.85 million from convertible note funding to support the operations, in the prior year, we raised approximately $0.13 million from ATM sales of our common stock, offset by the repayment of bank loans of $0.03 million.

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

Related Party Transactions

Promissory notes payable – Related Parties

The movement on promissory notes payable – Related Parties, consists of the following:

	March 31, 2023	December 31, 2022
Principal outstanding
Opening balance	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Closing balance	715,000	715,000

Accrued Interest
Opening balance	37,000	1,878
Accrued interest	17,523	35,122
Closing balance	54,523	37,000

Total	$769,523	$752,000

Convertible notes payable – Related parties

On January 30, 2023, the Company issued convertible notes payable, as disclosed under note 12 above. Braydon Capital subscribed for $500,000 of the convertible notes, Braydon Capital is owned by Mr. Claudio Ciavarella, the brother of our Chairman and interim CEO.

Convertible notes payable – related party, consists of the following:

March 31, 2023
Principal outstanding
Opening balance	$—
Advances to the Company	500,000
Closing balance	500,000

Accrued Interest
Opening balance	—
Accrued interest	10,000
Closing balance	10,000

Debt Discount
Opening balance	—
Debt discount on valuation of warrants	(285,836)
Amortization of debt discount	10,329
(275,507)

Total	$234,493

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	March 31, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(130,468)	(459)
Michele Ciavarella	(16,468)	(15,203)
	$(143,936)	$(422,129)

Related Party Receivable
Victor Salerno	$22,511	$22,511
	$22,511	$22,511

Engage IT Services, Srl

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company's wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed. The intercompany balance eliminates on consolidation for the three months ended March 31, 2023.

Luca Pasquini

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,800 for services rendered to the Company.

On January 29, 2023, the Company acquired Engage IT. Mr. Pasquini owned 34% of Engage IT prior to the acquisition. The purchase price was settled by the issuance of common stock, of which Mr. Pasquini received 1,026,277 shares of common stock, which resulted in him becoming an effective 5.7% shareholder of the Company.

Michele Ciavarella

On September 26, 2022, Mr. Ciavarella was awarded 300,000 restricted shares of common stock valued at $136,080 for services rendered to the Company.

On February 14, 2023, Mr. Ciavarella, the Company’s Executive Chairman and interim CEO, voluntarily offered and agreed to reduce his annual base compensation to $372,000 for fiscal 2023, subject to a review of his total compensation package.

Carlo Reali

On January 5, 2022, the Company promoted Carlo Reali to the role of Interim Chief Financial Officer.

On March 29, 2022, the Company issued Mr. Reali ten-year options exercisable for 100,000 shares of common stock, at an exercise price of $2.50 per share, vesting equally over a 4-year period commencing on January 1, 2023.

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of March 31, 2023, these notes remain outstanding, interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

On January 23, 2023, Mr. Salerno voluntarily resigned as a member of the Board.

Paul Sallwasser

On February 14, 2023, the Company granted Mr. Sallwasser ten-year options exercisable for 154,132 shares of common stock at an exercise price of $0.89 per share, of which 77,254 vested immediately and the remaining 76,878 vesting equally over a ten- month period commencing on March 1, 2023.

Steven Shallcross

On February 14, 2023, the Company granted Mr. Shallcross ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten- month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Shallcross 22,472 shares of common stock valued at $20,000 from the 2018 equity incentive plan in lieu of 2022 cash directors fees owing to Mr. Shallcross.

Andrea Mandel-Mantello

On February 14, 2023, the Company granted Mr. Mandel-Mantello ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Mandel-Mantello 44,944 shares of common stock valued at $40,000 from the 2018 equity incentive plan in lieu of 2022 cash directors fees owing to Mr. Mandel-Mantello.

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. project management and risk management team lead. Aiden earns an annual salary of $75,000. there is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no further changes made to our available personnel during the three months ended March 31, 2023, we continue to address our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over the next 12 to 24 months. These changes included assigning clear tasks to an outside consultant that occurred during the previous quarter and is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks related to our financial position

We have incurred substantial losses in the past and it may be difficult to achieve profitability.

We have a history of losses and we anticipate that we will incur additional losses in the development of our business. For the three months ended March 31, 2023 we had a net loss of $2.3 million and for the year ended December 31, 2022 we had a net loss of $18.3 million, after an intangible impairment charge of $20.6 million and a revised contingent purchase consideration credit of $12.9 million. We had accumulated deficits of $68.8 million and $66.5 million for the periods ended March 31, 2023 and December 31, 2022, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and as of March 31, 2023 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to our Business

Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

In order to remain competitive, we must continue to invest in research and development. During the three months ended March 31, 2023 and 2022, we spent approximately $0.3 million and $0.3 million for research and development and during the years ended December 31, 2022 and 2021, we spent approximately $1.1 million and $2.0 million for research and development, respectively, this R&D is mainly compromised of salary and wages at Odissea our platform supply company and a third party vendor, Engage IT, which the Company acquired subsequent to the date of this report on January 29, 2023. This company is creating a custom-made platform for us. We have made and continue to make significant investments in development and related opportunities, such as our acquisition of US Bookmaking and Engage IT, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on October 22, 2002)
3.3	Certificate of Amendment dated December 9, 2019 to the Amended and Restated Certificate of Incorporation dated December 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 000-50045, filed with the Securities and Exchange Commission on December 12, 2019)
3.4	Certificate of Amendment dated November 2, 2020 to the Certificate of Incorporation of Elys Game Technology, Corp. dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
3.5	Certificate of Correction of Elys Game Technology, Corp. dated November 6, 2020 to Certificate of Incorporation dated September 18, 2018 (Incorporated by reference to the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on November 6, 2020)
4.1	Form of Consultant Warrant (Incorporated by reference to Exhibit 4.1 the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on February 22, 2023)
10.1	Form of Subscription Document between the Company and the Investors (Incorporated by reference to Exhibit 10.1 the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on February 7, 2023
10.2	Form of Debenture (Incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on February 7 2023)
10.3	Form of Warrant (Incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K, File No. 001-39170, filed with the Securities and Exchange Commission on February 7 2023
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2023	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)