Form 10-Q
period 2023-06-30
Elys Game Technology, Corp.
filed 2023-08-14
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the registrant had 38,812,842 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$2,547,136	$3,400,166
Accounts receivable	723,517	731,962
Gaming accounts receivable	1,370,095	1,431,497
Prepaid expenses	1,042,356	900,205
Related party receivable	22,511	22,511
Other current assets	413,128	338,871
Total Current Assets	6,118,743	6,825,212

Non - Current Assets
Restricted cash	—	364,701
Property and equipment	1,078,702	610,852
Right of use assets	1,676,329	1,498,703
Intangible assets	10,347,276	10,375,524
Goodwill	3,416,337	1,662,278
Marketable securities	—	19,999
Total Non - Current Assets	16,518,644	14,532,057
Total Assets	$22,637,387	$21,357,269

Current Liabilities
Accounts payable and accrued liabilities	$7,492,698	6,790,523
Gaming accounts payable	2,166,345	2,213,532
Taxes payable	302,114	179,720
Related party payable	573,706	422,129
Promissory notes payable - related parties	787,551	752,000
Operating lease liability	423,402	369,043
Financial lease liability	3,815	6,831
Bank loan payable - current portion	3,042	3,151
Total Current Liabilities	11,752,673	10,736,929

Non-Current Liabilities
Deferred tax liability	1,431,071	1,696,638
Operating lease liability	1,213,364	1,157,979
Financial lease liability	1,373	2,288
Bank loan payable	151,138	148,169
Convertible notes payable, net of discount of $181,351	186,266	—
Convertible notes payable – related parties, net of discount of $893,926	1,160,241	—
Other long-term liabilities	756,807	464,851
Total Non – Current Liabilities	4,900,260	3,469,925
Total Liabilities	16,652,933	14,206,854

Stockholders' Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 38,812,842 and 30,360,810 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3,881	3,036
Additional paid-in capital	78,831,744	74,249,244
Accumulated other comprehensive (loss) income	(507,443)	(600,619)
Accumulated deficit	(72,343,728)	(66,501,246)
Total Stockholders' Equity	5,984,454	7,150,415
Total Liabilities and Stockholders’ Equity	$22,637,387	$21,357,269

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$11,336,641	$10,347,735	$23,768,787	$22,583,721

Costs and Expenses
Selling expenses	9,565,920	7,868,719	19,434,074	17,154,951
General and administrative expenses	4,968,342	4,317,984	9,416,089	8,888,410
Depreciation and amortization	344,001	453,274	691,324	892,232
Restructuring and severance expenses	—	1,205,689	—	1,205,689
Total Costs and Expenses	14,878,263	13,845,666	29,541,487	28,141,282

Loss from Operations	(3,541,622)	(3,497,931)	(5,772,700)	(5,557,561)

Other (Expenses) Income
Interest expense, net of interest income	(75,291)	(9,678)	(111,227)	(13,537)
Amortization of debt discount	(55,710)	—	(73,270)	—
Other income	4,598	29,103	13,444	68,852
Changes in fair value of contingent purchase consideration	—	(465,761)	—	(915,774)
Other expense	(7,653)	(9,941)	(16,681)	(11,011)
Gain (loss) on marketable securities	(999)	15,000	(19,999)	92,500
Total Other (Expenses) Income	(135,055)	(441,277)	(207,733)	(778,970)

Loss Before Income Taxes	(3,676,677)	(3,939,208)	(5,980,433)	(6,336,531)
Income tax provision	127,556	123,949	137,951	(32,944)
Net Loss	$(3,549,121)	$(3,815,259)	$(5,842,482)	$(6,369,475)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	5,529	(358,456)	93,176	(510,231)

Comprehensive Loss	$(3,543,592)	$(4,173,715)	$(5,749,306)	$(6,879,706)

Loss per common share – basic and diluted	$(0.10)	$(0.16)	$(0.18)	$(0.27)
Weighted average number of common shares outstanding – basic and diluted	33,898,731	24,118,752	33,201,603	23,818,620

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Six months ended June 30, 2023 and June 30, 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Six months ended June 30, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales			(3,949)			(3,949)
Restricted stock compensation	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net loss	—	—	—	—	(2,554,216)	(2,554,216)
Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

Proceeds from open market sales	111,544	11	255,477	—	—	255,488
Brokers Fees on open market sales			(7,663)			(7,663)
Proceeds from private placement	2,625,000	263	2,486,925	—	—	2,487,188
Proceeds from prefunded warrants	—	—	512,758	—	—	512,758
Brokers fees on private placement	—	—	(245,950)	—	—	(245,950)
Stock based compensation expense			1,296,118			1,296,118
Foreign currency translation adjustment				(358,456)		(358,456)
Net loss	—	—	—	—	(3,815,259)	(3,815,259)
Balance at June 30, 2022	26,319,583	$2,632	$71,681,523	$(761,314)	$(54,612,503)	$16,310,338

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Six months ended June 30, 2023
Balance at December 31, 2022	30,360,810	$3,036	$74,249,244	$(600,619)	$(66,501,246)	$7,150,415

Fair value of common stock issued for Acquisition of Engage IT Services, Srl	3,018,461	302	1,735,313	—	—	1,735,615
Fair value of warrant issued with convertible debt	—	—	485,922	—	—	485,922
Restricted stock awards	5,366,155	537	170,885	—	—	171,422
Fair value of restricted stock issued to settle liabilities	67,416	6	59,994	—	—	60,000
Fair value of options issued to settle liabilities	—	—	125,000	—	—	125,000
Stock based compensation expense	—	—	545,198	—	—	545,198
Foreign currency translation adjustment	—	—	—	87,647	—	87,647
Net loss	—	—	—	—	(2,293,361)	(2,293,361)
Balance at March 31, 2023	38,812,842	$3,881	$77,371,556	$(512,972)	$(68,794,607)	$8,067,858

Fair value of warrant issued with convertible debt	—	—	662,623	—	—	662,623
Restricted stock awards	—	—	257,133	—	—	257,133
Stock based compensation expense	—	—	540,432	—	—	540,432
Foreign currency translation adjustment	—	—	—	5,529	—	5,529
Net loss	—	—	—	—	(3,549,121)	(3,549,121)
Balance at June 30, 2023	38,812,842	$3,881	$78,831,744	$(507,443)	$(72,343,728)	$5,984,454

See notes to the unaudited condensed consolidated financial statements

 ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022

Net Loss	$(5,842,482)	$(6,369,475)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	691,323	892,232
Gain on disposal of property and equipment	(5,124)	—
Amortization of debt discount	73,269	—
Restricted stock awards	428,555	425,000
Stock-based compensation expense	1,085,630	1,894,090
Non-cash interest	110,193	9,151
Loss on dissolution of subsidiary	327	—
Change in fair value of contingent purchase consideration	—	915,774
Unrealized loss (gain) on marketable securities	19,999	(92,500)
Movement in deferred taxation	(265,567)	(159,077)
Changes in Operating Assets and Liabilities, net of assets acquired and liabilities assumed
Prepaid expenses	(139,161)	(1,024,859)
Accounts payable and accrued liabilities	337,625	(1,700,177)
Accounts receivable	18,402	(132,614)
Gaming accounts receivable	85,334	1,313,461
Gaming accounts liabilities	(84,640)	329,183
Taxes payable	113,755	153,526
Due from related parties	569,900	1,056
Other current assets	(44,554)	(86,891)
Long term liability	110,864	42,300
Net Cash Used in Operating Activities	(2,736,352)	(3,589,820)

Cash Flows from Investing Activities
Cash on acquisition of subsidiary	94,450	—
Acquisition of property and equipment and intangible assets	(1,076,326)	(229,075)
Net Cash Used in Investing Activities	(981,876)	(229,075)

Cash Flows from Financing Activities
Proceeds from convertible notes	350,000	—
Proceeds from convertible notes, related parties	2,000,000	—
Proceeds from Subscriptions – Net of Fees	—	2,616,679
Proceeds from pre-funded warrants	—	512,758
Proceeds from related party promissory notes	—	260,000
Repayment of bank overdraft	—	(7,233)
Repayment of bank loan	—	(33,184)
Repayment of financial leases	(4,051)	(4,038)
Net Cash provided by Financing Activities	2,345,949	3,344,982

Effect of change in exchange rate	154,548	(858,166)

Net decrease in cash	(1,217,731)	(1,332,079)
Cash, cash equivalents and restricted cash – beginning of the period	3,764,867	7,706,357
Cash, cash equivalents and restricted cash – end of the period	$2,547,136	$6,374,278

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$2,547,136	$6,018,635
Restricted cash included in non-current assets	—	355,643
	$2,547,136	$6,374,278

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,287	$4,898
Income tax	$5,222	$47,311

Supplemental cash flow disclosure for non-cash activities
Fair value of common stock issued on acquisition of Engage IT Services Srl	$1,735,615	$—
Fair value of warrant issued with convertible debt	$1,148,545	$—
Fair value of restricted stock issued to settle liabilities	$60,000	$—
Fair value of options issued to settle liabilities	$125,000	$—

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the State of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“US Bookmaking”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding its operations in the U.S. market. In this regard, the Company operates in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan district and the Over Under Sportsbook Rooftop Lounge in Washington, D.C. In March 2022 the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey. Through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota, Colorado and Michigan.

The Company also provides business-to-consumer (“B2C”) gaming services in Italy through its subsidiary, Multigioco. Multigioco has both a land-based retail license and an online interactive gaming license regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”). Through Multigioco the Company offers leisure betting products such as sports betting, and virtual sports betting products at physical locations as well as online through the Company’s website www.newgioco.it through linked commercial webskins and on mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco which allowed the Austrian Bookmakers license, that was regulated by the Austrian Federal Finance Ministry (“BMF”), to terminate.

Additionally, the Company provides business-to-business (“B2B”) gaming technology through its Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system, built-in sports book and a virtual sports platform through its Virtual Generation subsidiary. The Platform also provides seamless integration of application programming interface of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management is implementing a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business (continued)

The Company operates two lines of business: (i) the operating of online  betting as well as retail leisure betting at establishments situated throughout Italy and; (ii) licensing our certified betting Platform software and services to global leisure betting establishments and operators.

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

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

All revenues were generated in either Euros, Colombian Pesos or U.S. dollars during the periods presented.

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

The Company evaluates, on a regular basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company’s estimates and assumptions change or prove to have been incorrect, it could have a material impact on its business, consolidated financial position, results of operations, or cash flows.

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

The carrying value of the Company's accounts receivables, gaming accounts receivable, accounts payable, gaming accounts payable and bank loans payable approximate fair value because of the short-term maturity of these financial instruments.

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

To date, the Company has not been affected by the recent U.S. bank failures and we do not anticipate any adverse impact on the Company’s cash balances.

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three and six months ended June 30, 2023.

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

Goodwill was recently assessed on December 31, 2022 and as of June 30, 2023 there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate.

Leases

The Company accounts for leases in terms of ASC 842. In terms of ASC 842, the Company assesses whether any asset based leases entered into for periods longer than twelve months meet the definition of financial leases or operating leases, by evaluating the terms of the lease, including the following: the duration of the lease; the implied interest rate in the lease; the cash flows of the lease; and whether the Company intends to retain ownership of the asset at the end of the lease term.

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases are expensed using the effective interest rate method.

Leases which imply that the Company will not acquire the asset at the end of the lease term are classified as operating leases, the Company’s right to use the asset is reflected as a non-current right of use asset with a corresponding operating lease liability raised at the date of lease inception. The right of use asset and the operating lease liability are amortized over the right of use period using the effective interest rate implied in the operating lease agreement.

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

In Italy, tax years beginning 2017 forward, are open and subject to examination, while in Austria companies are open and subject to inspection for five years and ten years for inspection of serious infractions. In the United States and Canada, tax years beginning 2017 forward, are subject to examination. The Company is not currently under examination, and it has not been notified of a pending examination.

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

Revenue Recognition

The Company recognizes revenue when control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. Revenues from sports-betting, casino, cash and skill games, slots, bingo and horse race wagers represent the gross pay-ins (also referred to as turnover) from customers less gaming taxes and payouts to customers. Revenues are recorded when the game is closed, which is representative of the point in time at which the Company has satisfied its performance obligation. In addition, the Company receives commissions from the sale of scratch tickets and other lottery games. Commissions are recorded when the ticket for scratch off tickets and lottery tickets are sold.

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

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options is recognized ratably over the vesting period of the option. In addition, the Company records expenses related to Restricted Stock Units (“RSU’s”) granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Forfeitures of stock options and RSUs are recognized as they occur.

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

Earnings Per Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the dilutive impact on the number of shares outstanding should they be exercised. Securities that have the potential to dilute shareholder's interests include unexercised stock options and warrants as well as unconverted debentures.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended June 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Reporting by segment

The Company has two operating segments from which it derives revenue. These segments are:

(i)	the operating of online as well as retail leisure betting establishments situated throughout Italy, and

(ii)	Licensing of certified betting Platform software and services to leisure betting establishments in the U.S. and 9 other countries.

3. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The accompanying financial statements for the period ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund ongoing development work of its gaming platforms and operations until we are able to generate revenue streams from our additional gaming platforms and become profitable. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these unaudited condensed consolidated financial statements. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Pursuant to the terms of the Purchase Agreement, on the Closing Date, the Company paid the “Dollar Equivalent” of €1,080,000 for all of the shares of Engage IT on a debt free basis, which amount may be increased or decreased based on the working capital surplus or deficit, and any indebtedness due to or from Engage IT by or from any one or more of the Sellers to be determined 10 days prior to June 30, 2023, the calculation of the working capital surplus or deficit was not performed prior to June 30, 2023 and will be performed at a later date, if applicable, based on ongoing discussions with the management of Engage IT. The Company satisfied the payment by the issuance 3,018,461 shares of common stock (the “Exchange Shares”), valued at $1,735,615, equal to the “Dollar Equivalent” of the Purchase Price, calculated at the exchange rate at the time of closing, at a price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company’s common stock for the twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date or US $0.39 per share, which may be adjusted for any stock split, reverse stock split, stock dividend, recapitalization, combination, exchange or similar event; or any subsequent equity sale or rights offering of Elys, and is subject to shareholder approval if required. Additionally, the Company may repurchase the Exchange Shares in cash in whole or in part at any time on or prior to June 30, 2023. The Company did not exercise its right to acquire the Exchange Shares.

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
$1,735,615

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisition of subsidiaries (continued)

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2023 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2022, is presented as follows:

	Revenue	Earnings

Actual for the period from acquisition to June 30, 2023	$—	$(497,860)

2023 supplemental pro forma from January 1, 2023 to June 30, 2023	$23,768,787	$(5,799,837)

2022 supplemental pro forma from January 1, 2022 to June 30, 2022	$22,590,434	$(6,446,224)

The 2023 supplemental pro forma information was adjusted to exclude $73,811 of intercompany profit that would not have been capitalized to platform costs, the associated adjustment to amortization expense of platform costs amounting to $67,544 and the associated deferred taxation calculated on the elimination of the intercompany profit and adjustment to amortization expense amounting to $14,184. The 2022 supplemental pro forma information was adjusted to exclude  $216,049 of intercompany profit that would not have been capitalized to platform costs and an estimated once-off legal expense of $15,000, that would not have been incurred had this transaction taken place on January 1, 2022. There was no associated adjustment to amortization expense as the platform cost associated with the intercompany profit was not being depreciated during the six months ended June 30, 2022.

5. Property and equipment

	June 30, 2023			December 31, 2022
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$140,402	$(51,678)	$88,724	$17,876
Computer and office equipment	1,254,446	(923,834)	330,612	307,602
Fixtures and fittings	492,125	(295,363)	196,762	160,122
Vehicles	14,848	(14,848)	—	—
Computer software	724,546	(261,942)	462,604	125,252
	$2,626,367	$(1,547,665)	$1,078,702	$610,852

The aggregate depreciation charge to operations was $104,379 and $111,156 for the six months ended June 30, 2023 and 2022, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Operating leases

Real estate agreements

The Company has several property lease agreements in Italy and Austria and one lease agreement in the U.S. which have terms in excess of a twelve months period, these property leases are for our administrative operations in these countries. The Company does not and does not intend to take ownership of the properties at the end of the lease term.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Vehicle agreements

The Company leases several vehicles for business use purposes, the terms of these leases range from twenty-four to forty-eight months. The Company does not and does not intend to take ownership of the vehicles at the end of the lease term.

Finance Leases

Office equipment agreements

The Company has entered into several finance leases for office equipment, the term of these leases range from thirty-six to sixty months. The Company takes ownership of the office equipment at the end of the lease term.

Right of use assets

Right of use assets included in the condensed consolidated balance sheet are as follows:

	June 30, 2023	December 31, 2022
Non-current assets
Right of use assets - operating leases, net of amortization	$1,676,329	$1,498,703
Right of use assets - finance leases, net of depreciation – included in property and equipment	$5,165	$8,884

 Lease costs consists of the following:

	Six Months Ended June 30,
	2023	2022
Finance lease cost:
Amortization of financial lease assets	$3,837	$3,920
Interest expense on lease liabilities	195	257

Operating lease cost	251,402	170,964

Total lease cost	$255,434	$175,141

Other lease information:

	Six Months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(195)	$(257)
Operating cash flows from operating leases	(251,402)	(170,964)
Financing cash flows from finance leases	(4,051)	(4,038)

Weighted average remaining lease term – finance leases	1.78 years	1.47 years
Weighted average remaining lease term – operating leases	3.96 years	4.30 years

Weighted average discount rate – finance leases	5.73%	3.73%
Weighted average discount rate – operating leases	3.17%	2.72%

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Maturity of Leases

Finance lease liability

The amounts of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2023	$3,021
2024	1,281
2025	497
2026	497
2027	372
Total undiscounted minimum future lease payments	5,668
Imputed interest	(480)
Total finance lease liability	$5,188

Disclosed as:
Current portion	$3,815
Non-Current portion	1,373
$5,188

Operating lease liability

The amounts of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2023	$256,364
2024	444,264
2025	403,807
2026	334,581
2027 and thereafter	271,603
Total undiscounted minimum future lease payments	1,710,619
Imputed interest	(73,853)
Total operating lease liability	$1,636,766

Disclosed as:
Current portion	$423,402
Non-Current portion	1,213,364
$1,636,766

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

Licenses obtained by the Company in the acquisitions of Multigioco and Rifa include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco and Rifa, respectively.

Intangible assets consist of the following:

	June 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$9,144,884	$(2,102,124)	$7,042,760	$6,776,486
Licenses	975,520	(967,605)	7,915	11,864
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	3,395,927	(1,304,336)	2,091,591	2,323,905
Trademarks	1,537,461	(349,158)	1,188,303	1,263,269
Non-compete agreements	764,167	(764,167)	—	—
Websites	56,707	(40,000)	16,707	—
	$16,874,666	$(6,527,390)	$10,347,276	$10,375,524

The Company recorded $562,020 and $775,208 in amortization expense for finite-lived assets for the three months ended June 30, 2023 and 2022, respectively.

The estimated amortization expense over the next five-year period is as follows:

Amount
Remainder of 2023	$640,961
2024	1,266,092
2025	1,266,092
2026	1,266,092
2027	1,266,092
Total estimated amortization expense	$5,705,329

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

8. Goodwill

	June 30, 2023	December 31, 2022
Cost
Opening balance as of January 1,	$28,686,661	$28,687,051
Acquisition of Engage IT Services, Srl	1,754,230	—
Foreign exchange movements	(171)	(390)
Closing balance as of period end	30,440,720	28,686,661

Accumulated Impairment charge
Opening balance as of January 1,	(27,024,383)	(12,522,714)
Impairment charge	—	(14,501,669)
Closing balance as of period end	(27,024,383)	(27,024,383)

Goodwill, net of impairment charges	$3,416,337	$1,662,278

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill (continued)

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

The is no evidence of activity in Zoompass and although the shares are quoted on the Nasdaq OTC market, no financial results have been reported and trading volumes are minimal, therefore the investment in Zoompass has been written off.

10. Bank Loan Payable

Included in bank loans is a Small Business Administration Disaster Relief loan (“SBA Loan”) assumed on the acquisition of US Bookmaking with a principal outstanding of $150,000. The SBA Loan bears interest at 3.75% per annum and is repayable in monthly installments of $731 which began in June 2021, and matures in May 2050. The SBA Loan is collateralized by all of US Bookmaking’s tangible and intangible assets. The balance outstanding at June 30, 2023 consists of principal outstanding of $144,430 and interest thereon of $9,750.

Since the acquisition of US Bookmaking, the Company has repaid principal of $4,402 and has total accrued and unpaid interest of $9,750 on this loan as of June 30, 2023.

The maturity of bank loans payable as of June 30, 2023 is as follows :

Amount
Within 1 year	$3,097
1 to 2 years	3,158
2 to 3 years	3,248
3 to 4 years	3,372
5 years and thereafter	141,305
Total	$154,180
Disclosed as:
Current portion	$3,042
Non-Current portion	151,138
$154,180

11. Convertible notes payable

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

11. Convertible notes payable (continued)

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible notes payable (continued)

On May 5, 2023 (the "Second Closing Date"), the Company closed a private placement offering of up to 1,500 units and entered into a Subscription Agreement with a single accredited investor, Gold Street Capital Corp. (the "Investor"), which is a company owned by Gilda Pia Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella. Each Unit sold to the Investor was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible notes payable (continued)

Convertible notes payable to related parties is disclosed under Note 13 below.

Convertible notes payable to non-related parties consists of the following:

June 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	350,000
Closing balance as of June 30, 2023	350,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	17,617
Closing balance as of June 30, 2023	17,617

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on relative fair value of warrants	(200,086)
Amortization of debt discount	18,735
Closing balance as of June 30, 2023	(181,351)

Total	$186,266

12. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	June 30, 2023	December 31, 2022
Severance liability	$756,807	$464,851

13. Related Parties

Promissory notes payable – Related Parties

The movement on promissory notes payable – Related Parties, consists of the following:

	June 30, 2023	December 31, 2022
Principal outstanding
Opening balance as of January 1, 2023 and 2022, respectively.	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Closing balance as of June 30 2023 and December 31, 2022, respectively.	715,000	715,000

Accrued Interest
Opening balance as of January 1, 2023 and 2022, respectively.	37,000	1,878
Accrued interest	35,551	35,122
Closing balance as of June 30 2023 and December 31, 2022, respectively.	72,551	37,000

Total	$787,551	$752,000

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties (continued)

Convertible notes payable – Related parties

On January 30, 2023, the Company issued convertible notes payable, as disclosed under Note 11 above. Forte Fixtures subscribed for $500,000 of the convertible notes, Forte Fixtures is owned by Mr. Claudio Ciavarella, the brother of our Chairman and interim CEO.

On May 4 , 2023, the Company issued convertible notes payable as disclosed under Note 11 above. Gold Street Capital subscribed for the full $1,500,000 of the convertible notes, Gold Street Capital is owned by Gilda Ciavarella, the wife of our Chairman and interim CEO.

Convertible notes payable – related party, consists of the following:

June 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	2,000,000
Closing balance as of June 30, 2023	2,000,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	54,167
Closing balance as of June 30, 2023	54,167

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on relative fair value of warrants	(948,460)
Amortization of debt discount	54,534
Closing balance as of June 30, 2023	(893,926)

Total	$1,160,241

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(174,684)	(459)
Michele Ciavarella	(399,022)	(15,203)
	$(573,706)	$(422,129)

Related Party Receivable
Victor Salerno	$(22,511)	$(22,511)
	$22,511)	$(22,511)

  Engage IT Services, Srl.

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company’s wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed. The intercompany balance eliminates on consolidation for the six months ended June 30, 2023.

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of June 30, 2023, these notes remain outstanding. Interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

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

On February 14, 2023, the Company issued Mr. Shallcross 22,472 shares of common stock valued at $20,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Shallcross.

Andrea Mandel-Mantello

On February 14, 2023, the Company granted Mr. Mandel-Mantello ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Mandel-Mantello 44,944 shares of common stock valued at $40,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Mandel-Mantello

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. project and risk management team lead. Aiden earns an annual salary of $85,000. There is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

14. Stockholders’ Equity

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

A summary of the vesting of restricted stock during the period January 1, 2023 to June 30, 2023 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2023	—	$—	—	$—	—	$—
Granted and issued	5,366,155	0.575	5,366,155	0.575	—	—
Forfeited/Cancelled	—	—	—	—	—	—
Vested	—	—	(745,305)	(0.575)	745,305	0.575
Outstanding June 30, 2023	5,366,155	$0.575	4,620,850	$0.575	745,305	$0.575

The restricted stock granted, issued and exercisable at June 30, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.575	5,366,155	$0.575

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Stockholders’ Equity (continued)

In lieu of $60,000 of director’s fees due and outstanding, the Company approved the issuance of 67,416 shares of common stock, respectively, under the 2018 equity incentive plan.

The Company has recorded a restricted stock expense of $428,555 for the six months ended June 30, 2023.

15. Warrants

On January 30, 2023 and May 5, 2023, as disclosed in Note 11 above, the Company closed a private placement offering of 2,350 units and entered into Subscription Agreements with a group of accredited investors (the “Investors”), which Investors included Braydon Capital Corp. a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella and Gold Street Capital, a company owned by Gilda Ciavarella, the wife of Michele Ciavarella. Each Unit sold to Investors was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total of 2,350 units and the Company issued Debentures for the total principal amount of $2,350,000 (the “Principal Amount”) to the Investors and warrants to purchase 5,317,562 shares of common stock of the Company.

The warrants are exercisable at an exercise price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise. The initial exercise price of the January 30, 2023 warrant is $0.39 per share and the May 5, 2023 warrant is $0.48 per share, both subject to a down-round adjustment to a floor exercise price of $0.35 per share.

The Company may accelerate the right to exercise the Warrants on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred (200%) per cent of the Exercise Price for five (5) trading days in a thirty (30) day period.

The Warrants provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

The Company issued a warrant to purchase up to 200,000 shares of Common Stock to ShareIntel, as consideration for services provided. The Consultant Warrant is exercisable at a price of $0.89 per share and vests at a rate of 1,000 warrant shares for each reduction of 10,000 shares of Reduction in Imbalances (Shorts) and will expire three years from the date of issuance. These warrants only vest upon the attainment of the goals discussed above.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Warrants (continued)

The warrants granted during the six months ended June 30, 2023 were valued using a Black-Scholes pricing model. The relative fair value of the warrants, exercisable for 5,317,562 Common Shares, issued to the convertible note holders for the six months ended June 30, 2023 was $1,148,545, in addition, the warrants issued to ShareIntel were valued at $136,808.

The following assumptions were used in the Black-Scholes model:

	Six months ended June 30, 2023
Exercise price	$0.39	to	0.89
Risk free interest rate	3.58	to	4.32%
Expected life of options	3 years
Expected volatility of underlying stock	126.9	to	133.7%
Expected dividend rate	0%

A summary of all of the Company’s warrant activity during the period January 1, 2022 to June 30, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2022	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised – pre-funded warrants	(541,227)	0.0001			0.0001
Outstanding December 31, 2022	3,664,168	$0.9475	to	5.00	$1.17
Granted	5,517,562	0.39	to	0.89	0.46
Forfeited/cancelled	(11,768)	5.00			5.00
Exercised	—	—			—
Outstanding June 30, 2023	9,169,962	$0.39	to	2.50	$0.74

The following tables summarize information about warrants outstanding as of June 30, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.39	2,179,487	2.59		2,179,487
$0.48	3,138,075	2.84		3,138,075
$0.89	200,000	2.63		—
$0.9475	3,166,227	4.46		3,166,227
$2.50	486,173	2.14		486,173
	9,169,962	3.30	$0.74	8,969,962	$0.73

 The outstanding warrants have an intrinsic value of $0 as of June 30, 2023.

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

The options awarded during the six months ended June 30, 2023 were valued at $371,000 on the date of issuance using a Black-Scholes pricing model.

The following assumptions were used in the Black-Scholes model:

Six months ended June 30, 2023
Exercise price	$0.89
Risk free interest rate	3.77%
Expected life of options	10 years
Expected volatility of underlying stock	200.0%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2022 to June 30, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2022	2,766,438	$1.84	to	5.10	$2.92
Granted	270,000	0.454	to	2.50	1.67
Forfeited/cancelled	(652,375)	1.84	to	2.80	1.85
Exercised	—	—			—
Outstanding December 31, 2022	2,384,063	$0.454	to	5.10	$3.07
Granted	417,394			0.89	0.89
Forfeited/cancelled	(110,000)	0.45	to	2.50	1.57
Exercised	—	—			—
Outstanding June 30, 2023	2,691,457	$0.454	to	5.10	$2.79

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock Options (continued)

The following tables summarize information about stock options outstanding as of June 30, 2023:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.45	60,000	9.25		—
$0.89	417,394	9.64		279,013
$2.03	659,000	7.26		616,167
$2.50	100,000	8.75		25,000
$2.72	25,000	3.01		25,000
$2.80	216,250	6.23		203,099
$2.96	70,313	6.02		70,313
$3.43	25,000	8.47		9,000
$4.03	1,020,000	8.01		513,333
$4.07	25,000	0.13		9,000
$4.20	25,000	7.84		17,000
$5.10	48,500	8.21		48,500
	2,691,457	7.83	$2.79	1,815,425	$2.68

As of June 30, 2023, there were unvested options to purchase 876,032 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,185,488 which is expected to be recognized over a period of 30 months.

As of June 30, 2023, there was an aggregate of 2,691,457 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 9,588,872 rrestricted shares granted to certain officers, employees, and directors and directors of the Company with 3,719,671 shares available for future grants.

The options outstanding at June 30, 2023 had an intrinsic value of $0.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and six months ended June 30, 2023 and 2022. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023	2022	2023	2022
Handle (Turnover)
Web-based	$205,491,902	$186,441,824	$405,414,937	$402,222,106
Land-based	9,221,129	1,818,081	17,789,650	3,603,188
Total Handle (Turnover)	214,713,031	188,259,905	423,204,587	405,825,294

Winnings/Payouts
Web-based	192,967,680	173,924,052	379,098,831	374,777,873
Land-based	7,663,671	1,557,874	14,429,635	2,958,287
Total Winnings/Payouts	200,631,351	175,481,925	393,528,465	377,736,160

Gross Gaming Revenues
Web-based	12,524,222	12,517,772	26,316,106	27,444,233
Land-based	1,557,458	260,207	3,360,015	644,901
Total Gross Gaming Revenues	14,081,680	12,777,979	29,676,121	28,089,134

Less: ADM Gaming Taxes	(3,381,599)	(3,117,380)	(7,121,350)	(6,848,210)
Net Gaming Revenues	10,700,081	9,660,599	22,554,771	21,240,925
Add: Service Revenues	636,560	687,136	1,214,016	1,342,796
Revenues	$11,336,641	$10,347,735	$23,768,787	$22,583,721

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

For the three and six months ended June 30, 2023 and 2022, the following restricted shares, options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and six Months ended June 30, 2023	Three and six Months ended June 30, 2022

Restricted shares	4,620,850	—
Convertible notes payable	5,317,562	—
Options	2,691,457	2,926,438
Warrants	9,169,962	4,205,395
	21,799,831	7,131,833

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web-based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in the U.S. and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	June 30, 2023
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$534,401	$522,954	$18,971	$1,076,326
Assets
Current assets	$3,398,577	$2,206,717	$513,449	$6,118,743
Non-Current assets	3,035,571	13,420,262	62,811	16,518,644
Liabilities
Current liabilities	(7,049,119)	(3,140,448)	(1,563,106)	(11,752,673)
Non-Current liabilities	(1,664,005)	(1,889,747)	(1,346,508)	(4,900,260)
Intercompany balances	6,759,095	(5,477,088)	(1,282,007)	—
Net asset position	$4,480,119	$5,119,696	$(3,615,361)	$5,984,454

	June 30, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$157,296	$66,208	$5,571	$229,075
Assets
Current assets	$5,694,098	$2,286,286	$1,834,260	$9,814,644
Non-Current assets	2,524,416	30,455,689	105,835	33,085,940
Liabilities
Current liabilities	(5,289,319)	(1,536,891)	(1,498,586)	(8,324,796)
Non-Current liabilities	(1,197,653)	(17,067,797)	—	(18,265,450)
Intercompany balances	5,098,265	(3,198,714)	(1,899,551)	—
Net asset position	$6,829,807	$10,938,573	$(1,458,042)	$16,310,338

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Six Months ended June 30, 2023
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$22,554,771	$—	$—	$—	$22,554,771
Betting platform and services revenue	—	1,214,016	—	—	1,214,016
Intercompany Service revenue	54,080	1,976,065	—	(2,030,145)	—
	22,608,851	3,190,081	—	(2,030,145)	23,768,787
Operating expenses
Intercompany service expense	1,976,065	—	54,080	(2,030,145)	—
Selling expenses	19,354,332	79,742	—	—	19,434,074
General and administrative expenses	3,344,065	3,297,260	2,774,764	—	9,416,089
Depreciation and amortization	126,487	552,083	12,754	—	691,324
Total operating expenses	24,800,949	3,929,085	2,841,598	(2,030,145)	29,541,487

Loss from operations	(2,192,098)	(739,004)	(2,841,598)	—	(5,772,700)

Other Income (expenses)
Interest expense, net	(338)	(38,156)	(72,733)	—	(111,227)
Amortization of debt discount	—	—	(73,270)	—	(73,270)
Other income	12,444	1,000	—	—	13,444
Other expense	(25)	(14,581)	(2,075)	—	(16,681)
Loss on marketable securities	—	—	(19,999)	—	(19,999)
Total other income (expenses)	12,081	(51,737)	(168,077)	—	(207,733)

Loss before Income Taxes	(2,180,017)	(790,741)	(3,009,675)		(5,980,433)
Income tax provision	—	137,951	—	—	137,951
Net Loss	$(2,180,017)	$(652,790)	$(3,009,675)	$—	$(5,842,482)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The segment operating results of the reportable segments are disclosed as follows:

	Six months ended June 30, 2022
	Betting establishments	Betting platform software and services	All other	Adjustments	Total
Revenue	$21,498,130	$1,085,591	$—	$—	$22,583,721
Intercompany Service revenue	76,591	1,090,245	—	(1,166,836)	—
	21,574,721	2,175,836	—	(1,166,836)	22,583,721
Operating expenses
Intercompany service expense	1,090,245	76,591	—	(1,166,836)	—
Selling expenses	16,991,805	163,146	—	—	17,154,951
General and administrative expenses	2,941,303	3,943,324	2,896,015	—	9,780,642
Restructuring and severance expenses	—	—	1,205,689	—	1,205,689
Total operating expenses	21,023,353	4,183,061	4,101,704	(1,166,836)	28,141,282

Income (Loss) from operations	551,368	(2,007,225)	(4,101,704)	—	(5,557,561)
Other (expenses) Income
Interest expense, net of interest income	(1,075)	(12,462)	—	—	(13,537)
Other income	66,473	2,379	—	—	68,852
Change in Fair value of contingent purchase consideration	—	(915,774)	—	—	(915,774)
Other expense	(7)	(11,004)	—	—	(11,011)
Gain on marketable securities	—	—	92,500	—	92,500
Total other income (expense)	65,391	(936,681)	92,500	—	(778,970)

Income (Loss) before Income Taxes	616,759	(2,944,086)	(4,009,204)	—	(6,336,531)
Income tax provision	(192,021)	159,077	—	—	(32,944)
Net Income (Loss)	$424,738	$(2,785,009)	$(4,009,204)	$—	$(6,369,475)

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Subsequent Events

On July 11, 2023 (the “Third Closing Date”), the Company closed a private placement offering of up to 3,000 units and entered into a Subscription Agreement (the “Agreement”) with a group of accredited investors(the “Investors”),, which Investors included Gold Street Capital Corp., which is a company owned by Gilda Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella, and Braydon Capital Corp. a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. The amount received from Braydon Capital included the conversion of a promissory note advanced by Braydon Capital of $360,000 and accrued interest up to the closing date. Each Unit sold to the Investors were sold at a per unit price of $1,000 and were comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”). The purpose of the private placement is to provide working capital for general corporate purposes in advance of launching the Company’s online channel and mobile app product for U.S. and Canadian markets.

The Investors purchased a total of 2,400 units and the Company issued Debentures for the total principal amount of $2,400,000,  in addition, Braydon Capital converted $386,000 of promissory notes into 386 units for the total principal amount of $386,000.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debentures plus all accrued and unpaid interest at a price equal to $0.40 per share by each of the Investors, except that Debentures issued to Gold Street are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 6,951,905 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (“Redemption”) by the Company.

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

If at any time that the common shares issuable to the Investors on conversion of the Debentures in whole or in part would be free trading without resale restrictions or statutory hold periods, the Debentures are redeemable by the Company at any time or times prior to the Maturity Date on not less than ten (10) Business Days prior written notice from the Company to the Investor of the proposed date of Redemption (the “Redemption Date”), without bonus or penalty, provided, however, that prior to the Redemption Date, the Investors have the right to convert the whole or any part of the principal and accrued and unpaid interest of the Debentures into common shares of the Company.

The Warrants are exercisable at an exercise price equal to $0.40 per share by each of the Investors, except that Warrants issued to Gold Street are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

The Company may accelerate the right to exercise the Warrants on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred (200%) per cent of the Exercise Price for five (5) trading days in a thirty (30) day period.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Subsequent Events (continued)

The Debentures are secured by a senior security interest in all of the assets of Elys Game Technology, Corp. pursuant to a Security Agreement. The Company’s primary assets consist of certain business operations and licenses in multiple jurisdictions, trademarks and other intellectual property, betting technology and products as further described in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023. Following an event of default under the Debentures, the Investors will have all available rights under the Security Agreement and applicable law to enforce their rights as secured creditors, including to sell, assign, transfer, pledge, encumber or otherwise dispose of the secured assets, and to exercise any other available rights and remedies upon the occurrence of an event of default as described in the Debentures.

The Debentures can be declared due and payable upon an “Event of Default.” As more fully described in the Purchase Agreement, each of the following, among other things, constitutes an “Event of Default” under the Debentures:

(a)	default in the payment of any principal or interest on the Debentures as and when the same shall become due and payable, and continuance of such default for a period of five (5) Business Days after the date on which written notice of such failure, requiring the Company to remedy the same, shall have been given by the Holder;

(b)	the institution of bankruptcy or insolvency proceedings against the Company, or the institution of proceedings seeking reorganization or winding-up of the Company or any other bankruptcy, insolvency or analogous laws, or the issuing of sequestration or process of execution against the Company or any substantial part of its property, or the appointment of a receiver or manager of the Company or of any substantial part of its property, and, in each case, the continuance of any such proceedings unstayed, undischarged and in effect for a period of fifteen (15) days from the date thereof;

(c)	or the institution by the Company of proceedings to be adjudicated bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the filing by it, or the passing of a resolution authorizing the filing by it, of a petition or answer or consent seeking reorganization or relief under bankruptcy laws or any other bankruptcy, insolvency or analogous laws, or the consent by it to the filing of any such petition or to the appointment of a receiver of the Company or of any substantial part of its property, or the making by it of a general assignment for the benefit of creditors, or the Company’s admitting in writing its inability to pay its debts generally as they become due or taking corporate action in furtherance of any of the aforesaid purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Overview

Except as expressly stated, the financial condition and results of operations discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Elys Game Technology, Corp. and its consolidated subsidiaries.

We currently offer our B2C gaming services in Italy through our subsidiary, Multigioco. Multigioco operates under both retail and online interactive gaming licenses issued and regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”). The Company’s leisure betting offerings, such as sports betting, and virtual sports betting are offered through both physical locations as well as online through our licensed website www.newgioco.it or commercial webskins and mobile devices. Our management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco and allowed the Austria Bookmaker license to terminate.

We also offer B2B bookmaking and platform services to our customers in certain regulated states in the U.S. market via our subsidiary US Bookmaking and Gameboard. We intend to focus on expanding the U.S. market. Currently, the Company operates a sportsbook in Washington D.C. through a Class B Managed Service Provider and Class B Operator license within the Grand Central Restaurant and Sportsbook and the Over Under Sportsbook Rooftop Lounge. In March 2022 the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey. Through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota and Michigan.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which offers the Elys betting software platform which has been designed with a unique “distributed model” architecture. The Elys platform leverages a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment. The omni-channel software design is fully integrated with a built-in player gaming account management system, built-in sports book and a virtual sports platform through our Virtual Generation subsidiary. The Platform seamlessly integrates via an application programming interface with third-party supplied products such as online casino, poker, lottery and horse racing. It also has the capability to incorporate e-sports and daily fantasy sports providers. Management is implementing a growth strategy to expand our B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, with an executive suite situated in Las Vegas, Nevada and Toronto, Ontario, Canada. Executives and other personnel at these offices carry-out corporate activities, handle day-to-day reporting and U.S. development planning.

For the six months ended June 30, 2023, Multigioco generated wagering and gaming revenue from: (i) the spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online betting web-shops and websites as well as retail betting shops located throughout Italy. Our Service revenue was generated by our Elys Platform primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Gameboard and US Bookmaking.

We believe that our Platform is considered one of the newest betting software platforms in the world. Our plan is to globally expand our Platform offering on a B2B basis through Europe, South America, South Africa and in the United States. During the six months ended June 30, 2023 and 2022, we also generated revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our subsidiaries, US Bookmaking and Gameboard. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

Our revenue is generated from two business segments in the leisure gaming industry:

1.	Betting establishments

Transaction revenue through our offering of leisure betting products to retail customers directly through our online distribution on websites or physical betting shop establishments or through third party agents that operate white-label websites and/or retail venues; and

2.	Betting platform software and services

SaaS based service revenue through the provision of our Platform and virtual sports products to betting operators.

This Management’s Discussion and Analysis includes a discussion of our operations for the three and six months ended June 30, 2023 and 2022, which includes the operations of Engage IT for the five months ended June 30, 2023.

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

Recent Developments

Convertible debenture issuance

On July 11, 2023, we closed a private placement offering of up to 3,000 units pursuant to Subscription Agreements with accredited investors. The investors included Gold Street Capital Corp., which is a company owned by Gilda Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella, and Braydon Capital Corp. a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. The amount received from Braydon Capital included the conversion of a promissory note advanced by Braydon Capital of $360,000 and accrued interest up to the closing date. Each Unit was sold to the Investors at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”). The purpose of the private placement is to provide working capital for general corporate purposes in advance of launching the Company’s online channel and mobile app product for U.S. and Canadian markets.

The Investors purchased a total of 2,400 units and the Company issued Debentures for the total principal amount of $2,400,000 (the  "Principal Amount") in addition, Braydon Capital converted $386,000 of promissory notes into 386 units for the total principal amount of $386,000.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debentures plus all accrued and unpaid interest at a price equal to $0.40 per share by each of the Investors, except that Debentures issued to Gold Street are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 6,951,905 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (“Redemption”) by the Company.

The Warrants are exercisable at an exercise price equal to $0.40 per share by each of the Investors, except that Warrants issued to Gold Street are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price of conversion price that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

The Debentures are secured by a senior security interest in all of the assets of Elys Game Technology, Corp. pursuant to a Security Agreement. The Company’s primary assets consist of certain business operations and licenses in multiple jurisdictions, trademarks and other intellectual property, betting technology and products as further described in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023. Following an event of default under the Debentures, the Investors will have all available rights under the Security Agreement and applicable law to enforce their rights as secured creditors, including to sell, assign, transfer, pledge, encumber or otherwise dispose of the secured assets, and to exercise any other available rights and remedies upon the occurrence of an event of default as described in the Debentures.

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

Results of Operations

Results of Operations for the three months ended June 30, 2023 and the three months ended June 30, 2022

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended June 30, 2023 and 2022. Net Gaming Revenues is calculated based on Turnover (also referred to as “Handle”) which equals the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three months ended
	June 30, 2023	June 30, 2022	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$205,491,902	$186,441,824	$19,050,078	10.2%
Turnover land-based	9,221,129	1,818,081	7,403,048	407.2%
Total Turnover	214,713,031	188,259,905	26,453,126	14.1%

Winnings/Payouts
Winnings web-based	192,967,680	173,924,052	19,043,628	10.9%
Winnings land-based	7,663,671	1,557,874	6,105,797	391.9%
Total Winnings/payouts	200,631,351	175,481,926	25,149,425	14.3%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	12,524,222	12,517,772	6,450	0.1%
Gross Gaming Revenues Land-based	1,557,458	260,207	1,297,251	498.5%
	14,081,680	12,777,979	1,303,701	10.2%

Less: Gaming Taxes	(3,381,599)	(3,117,380)	(264,219)	8.5%
Net Gaming Revenues	10,700,081	9,660,599	1,039,482	10.8%
Add: Service Revenues	636,560	687,136	(50,576)	(7.4)%
Total Revenues	$11,336,641	$10,347,735	$988,906	9.6%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $205.5 million and $186.4 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $19.1 million or 10.2%.

We highlight the following movements in our web-based Euro turnover: (i) sports betting turnover increased significantly by approximately €15.1 million or 43.2%; (ii) our casino gaming turnover increased by approximately €7.4 million or 5.9%; offset by (iii) a reduction in on-line poker gaming turnover of €3.6 million or 23.7%.

For the three months ended June 30, 2023 and 2022, all of our web-based turnover was generated by Multigioco.

Currency impact on Web-based turnover

Our web-based turnover expressed in Euro increased by approximately €13.2 million or 7.5%, however in U.S dollars we recorded an increase in turnover of approximately $19.1 million or 10.2%. We would have realized turnover growth of approximately $14.6 million or 7.8% on a constant currency basis. The slight differential between the growth percentage in Euro of 7.5% and on a constant currency basis of 7.8% is due to us using a year-to-date average exchange rate in our currency calculations.

Land-based turnover

Our land-based turnover was approximately $9.2 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $7.4 million or 407.2%.

During the three months ended June 30, 2023, the 61 newly activated land-based locations had a positive impact on our land-based turnover and our GGR, discussed below.

We highlight that our land-based Euro turnover increased by €6.8 million or 397.0%, including an increase in sports betting turnover of €5.6 million or 627.0% and an increase in virtual sports betting of €1.1 million or 182.1%, as a direct result of the increase in our number of land-based locations. We typically earn higher margins on sports and virtual sports betting.

For the three months ended June 30, 2023, all of our land-based turnover was generated by Multigioco.

Currency impact on land-based turnover

Our land-based turnover expressed in Euro increased by approximately €6.8 million or 397.0%, however in U.S dollars we recorded an increase in turnover of $7.4 million or 407.2%. We would have realized turnover growth of approximately $7.2 million or 396.9% on a constant currency basis. The slight differential between the growth percentage in Euro of 397.0% and on a constant currency basis of 396.9% is due to us using a year-to-date average exchange rate in our currency calculations.

Gross Gaming Revenue (“GGR”)

Gross Gaming Revenue was approximately $14.1 million (€12.9 million) and $12.8 million (€12.0 million) for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.3 million or 10.2%. The increase in GGR in Euro was €0.9 million or 7.3%. Refer to currency impact on Gross Gaming Revenues below.

The percentage of payouts on web-based turnover increased to 93.9% from 93.3% and on land-based turnover declined to 83.1% from 85.7%, for the three months ended June 30, 2023 and 2022, respectively.

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

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended June 30, 2023, is as follows: sports betting turnover represented 25.3% (compared to June 30, 2022 of 19.7%); casino style games represented 73.4% (compared to June 30, 2022 of 79.5%); and other was 1.3% (compared to June 30, 2022 of 0.8%).

The margin earned on our sports book averaged 15.0% (compared to June 30, 2022 of 16.6%) and our casino style games averaged 3.5% (compared to June 30, 2022 of 4.5%), resulting in a blended GGR of 6.6% (compared to June 30, 2022 of 6.8%). Although margins were down on both sports betting and casino style games, the significant increase in sports betting turnover had a positive impact on blended GGR.

Currency impact on Gross Gaming Revenues

Our GGR expressed in Euro increased by approximately €0.9 million or 7.3%, however in U.S dollars we recorded an increase in GGR of $1.3 million or 10.2%. We would have realized GGR growth of approximately $0.9 million or 7.3% on a constant currency basis.

Gaming Taxes

Gaming taxes increased by approximately $0.3 million or 8.5%. Gaming taxes are a percentage of GGR and decreased to 24.0% from 24.4%, for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the mix of our Gross Gaming Revenues with lower overall tax on sports betting operations compared to other casino type products.

Service Revenues

Service revenues decreased by approximately $0.05 million or 7.4%. This is primarily due to a reduction in service revenues from our U.S. operations as we work on stabilizing the US Bookmaking operation. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

Selling expenses includes both commissions that are paid to our sales agents as a percentage of turnover (handle), which is not affected by winnings paid out, and a percentage of GGR which is affected by winnings paid out. We also incur fees paid to third party providers, based on Net Gaming Revenues (“NGR”). Therefore, increases in turnover (handle), will correlate in increases in selling expenses and may result in only a slight increases in overall revenue if winnings or payouts, that are subject to the unknown outcome of sports events that we have no control over, are outside our normal expectations The percentage of selling expenses to turnover increased to 4.5% from 4.2% for the three months ended June 30, 2023 and 2022, respectively. Based on the mix of commissions paid on turnover to commissions paid on GGR and NGR.

We incurred selling expenses of approximately $9.6 million and $7.9 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $1.7 million or 21.6%.

General and administrative Expenses

General and administrative expenses were approximately $5.0 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.7 million or 15.1%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of costs of $0.7 million, consisting of an increase in stock-based compensation of $0.3 million and an increase in salaries and wages of approximately $0.4 million. The increase in stock-based compensation is primarily due to the issuance of restricted stock to key IT management and the salaries and wages associated with our recent acquisition of Engage IT, offset by a reduction in salaries and wages at corporate level.

Depreciation and amortization

Depreciation and amortization was approximately $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.1 million was primarily due to the impact on the current year amortization of intangibles, of the prior year impairment of long-lived intangible assets associated with the acquisition of US Bookmaking.

Restructuring and severance expenses

Restructuring and severance expenses were approximately $0 and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. Management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock-based compensation charge of approximately $0.8 million, for an immediate vesting of options.

Loss from Operations

Loss from operations was approximately $3.5 million and $3.5 million for the three months ended June 30, 2023 and 2022, an increase of $0.0 million. The increase in revenue and the reduction in depreciation and amortization expense and restructuring and severance expenses was offset by the increase in general and administrative expenses and selling expenses, discussed in detail above.

Interest expense, net

Interest expense, net, was approximately $0.08 million and $0.01 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.07 million. The increase is primarily due to the convertible debt funding advanced to us during the current year and the promissory note funding advanced to us during the second and third quarters of the prior year.

Amortization of debt discount

Amortization of debt discount was approximately $0.05 million and $0 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.05 million. The increase is due to the amortization of debt discount on the convertible notes issued during the current year.

Other income

Other income was approximately $0.01 million  and $0.03 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.02 million or 84.2%.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0 and $0.5 million for the three months ended June 30, 2023 and 2022 respectively, a decrease of approximately $0.5 million. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of US Bookmaking. In the prior year, the entire contingent purchase consideration was impaired based on management’s estimation that earning the contingent purchase consideration was extremely remote.

Other expense

Other expense was immaterial for the three months ended June 30, 2023 and 2022.

Gain (Loss) on Marketable Securities

The loss on marketable securities was approximately $0.0 million and the gain on marketable securities was $0.02 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.02 million or 106.7%. During the current period, the shares in Zoompass were written down entirely due to the lack of activity at Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $3.7 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.2 million or 6.7%. The decrease in loss before income taxes was primarily due to a decrease in the changes in fair value of contingent purchase consideration, offset by an increase in interest expense and amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $0.1 million and a credit of $0.1 million  for the three months ended June 30, 2023 and 2022, respectively. The income tax provision included a deferred taxation credit of approximately $0.04 million and $0.08 million related to platform development costs which reverse over the life of platform.

Net Loss

Net loss was approximately $3.5 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.3 million or 7.0%, primarily due to the decrease in loss before income taxes as discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our Italian, Maltese, and Austrian subsidiaries is the Euro, the functional currency of our Canadian subsidiary is the Canadian dollar, and the functional currency of our Colombian operation is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation gain of approximately $5,500 and a foreign currency translation loss of $0.36 million for the three months ended June 30, 2023 and 2022, respectively. During the current quarter the U.S. dollar weakened slightly against the year-end Euro closing rate and in the prior year, the U.S. dollar strengthened significantly against the Euro, resulting in the swing in the foreign currency translation difference.

Results of Operations for the six months ended June 30, 2023 and the six months ended June 30, 2022

Revenues

The following table represents disaggregated revenues from our gaming operations for the six months ended June 30, 2023 and 2022. Net Gaming Revenues is calculated based on Turnover (also referred to as “Handle”), which equals the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities, Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Six months ended
	June 30, 2023	June 30, 2022	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$405,414,937	$402,222,106	$3,192,831	0.8%
Turnover land-based	17,789,650	3,603,188	14,186,462	393.7%
Total Turnover	423,204,587	405,825,294	17,379,293	4.3%

Winnings/Payouts
Winnings web-based	379,098,831	374,777,873	4,320,958	1.2%
Winnings land-based	14,429,635	2,958,287	11,471,348	387.8%
Total Winnings/payouts	393,528,466	377,736,160	15,792,306	4.2%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	26,316,106	27,444,233	(1,128,127)	(4.1)%
Gross Gaming Revenues Land-based	3,360,015	644,901	2,715,114	421.0%
	29,676,121	28,089,134	1,586,987	5.6%

Less: Gaming Taxes	(7,121,350)	(6,848,210)	(273,140)	4.0%
Net Gaming Revenues	22,554,771	21,240,924	1,313,847	6.2%
Add: Service Revenues	1,214,016	1,342,797	(128,781)	(9.6)%
Total Revenues	$23,768,787	$22,583,721	$1,185,066	5.2%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $405.4 million and $402.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $3.2 million or 0.8%.

We highlight the following movements in our web-based Euro turnover: (i) sports betting turnover increased significantly by approximately €30.5 million or 41.7%; (ii) our casino gaming turnover increased by approximately €10.7 million or 4.3%; offset by (iii) a reduction in on-line poker gaming turnover of €22.3 million or 52.3%.

For the six months ended June 30, 2023 and 2022, all of our web-based turnover was generated by Multigioco.

Currency impact on Web-based turnover

Our web-based turnover expressed in Euro increased by approximately €7.2 million or 2.0%, however in U.S dollars we recorded an increase in turnover of approximately $3.2 million or 0.8%. We would have realized turnover growth of approximately $7.9 million or 2.0% on a constant currency basis.

Land-based turnover

Our land-based turnover was approximately $17.8 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $14.2 million or 393.7%.

.

During the six months ended June 30, 2023, the 61 newly activated land-based locations had a significantly positive impact on our land-based turnover and our GGR, discussed below.

We highlight that our land-based Euro turnover increased by €13.2 million or 399.5%, including an increase in sports betting turnover of €11.1 million or 669.6% and an increase in virtual sports betting of €2.2 million or 177.8%, as a direct result of the increase in our number of land-based locations. We typically earn higher margins on sports and virtual sports betting.

For the six months ended June 30, 2023, all of our land-based turnover was generated by Multigioco.

Currency impact on land-based turnover

Our land-based turnover expressed in Euro increased by approximately €13.2 million or 399.5%, however in U.S dollars we recorded an increase in turnover of $14.2 million or 393.7%. We would have realized turnover growth of approximately $14.4 million or 399.5% on a constant currency basis.

Gross Gaming Revenue (“GGR”)

Gross Gaming Revenue was approximately $29.7 million (€27.4 million) and $28.1 million (€25.7 million) for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.6 million or 5.6%. The increase in GGR in Euro was €1.8 million or 6.9%. Refer to currency impact on Gross Gaming Revenues below.

The percentage of payouts on web-based turnover increased to 93.5% from 93.2% and on land-based turnover declined to 81.1% from 82.1%, for the six months ended June 30, 2023 and 2022, respectively.

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

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the six months ended June 30, 2023, is as follows: sports betting turnover represented 26.5% (compared to June 30, 2022 of 19.7%); casino style games represented 72.3% (compared to June 30, 2022 of 79.5%); and other was 1.2% (compared to June 30, 2022 of 0.8%).

The margin earned on our sports book averaged 15.5% (compared to June 30, 2022 of 17.5%) and our casino style games averaged 3.9% (compared to June 30, 2022 of 4.4%), resulting in a blended GGR of 7.0% (compared to June 30, 2022 of 6.9%). Although margins were down on both sports betting and casino style games, the significant increase in sports betting turnover had a positive impact on blended GGR.

Currency impact on Gross Gaming Revenues

Our GGR expressed in Euro increased by approximately €1.8 million or 6.9%, however in U.S dollars we recorded an increase in GGR of $1.6 million or 5.6%. We would have realized GGR growth of approximately $1.9 million or 6.9% on a constant currency basis.

Gaming Taxes

Gaming taxes increased by approximately $0.3 million or 4.0%. Gaming taxes are a percentage of GGR and decreased to 24.0% from 24.4%, for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the mix of our Gross Gaming Revenues with lower overall tax on sports betting operations compared to other casino type products.

Service Revenues

Service revenues decreased by approximately $0.1 million or 9.6%. This is primarily due to a reduction in service revenues from our US operations due to the loss of some revenue in our US Bookmaking operation. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

Selling expenses includes both commissions that are paid to our sales agents as a percentage of turnover (handle), which is not affected by winnings paid out, and a percentage of GGR which is affected by winnings paid out. We also incur fees paid to third party providers, based on Net Gaming Revenues (“NGR”). Therefore, increases in turnover (handle), will mostly result in increases in selling expenses and may result in only a slight increase in overall revenue if winnings or payouts, that are subject to the unknown outcome of sports events that we have no control over, are outside our normal expectations The percentage of selling expenses to turnover increased to 4.6% from 4.2% for the six months ended June 30, 2023 and 2022, respectively. Based on the mix of commissions paid on turnover to commissions paid on GGR and NGR.

We incurred selling expenses of approximately $19.4 million and $17.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $2.3 million or 13.3%.

General and Administrative Expenses

General and administrative expenses were approximately $9.4 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.5 million or 5.9%. The increase over the prior year is attributable to the following: (i) an increase in personnel costs of $0.8 million, consisting of an increase in stock-based compensation of $0.3 million and an increase in salaries and wages of approximately $0.5 million. The increase in stock-based compensation is primarily due to the issuance of restricted stock to key IT management and the salaries and wages associated with our recent acquisition of Engage IT, offset by a reduction in salaries and wages at corporate level.

Depreciation and amortization

Depreciation and amortization was approximately $0.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.2 million, primarily due to the impact on the current year amortization of intangibles due to the prior year impairment of long-lived intangible assets associated with the acquisition of US Bookmaking.

Restructuring and severance expenses

Restructuring and severance expenses were approximately $0 and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. Management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock-based compensation charge of approximately $0.8 million, for an immediate vesting of options.

Loss from Operations

The loss from operations was approximately $5.8 million and $5.6 million for the six months ended June 30, 2023 and 2022, an increase of $0.2 million. The increase in revenue and the reduction in depreciation and amortization expense and restructuring and severance expenses was offset by the increase in general and administrative expenses and selling expenses, discussed in detail above.

Interest expense, net

Interest expense, net, was approximately $0.11 million and $0.01 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.1 million. The increase is primarily due to the convertible debt funding advanced to us during the current year and the promissory note funding advanced to us during the second and third quarters of the prior year.

Amortization of debt discount

Amortization of debt discount was approximately $0.07 million and $0 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.07 million. The increase is due to the amortization of debt discount on the convertible notes issued during the current year.

Other income

Other income was approximately $0.01 million and $0.07 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.06 million or 80.4%. The amounts are immaterial.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0 and $0.9 million for the six months ended June 30, 2023 and 2022 respectively, a decrease of approximately $0.9 million.  The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of US Bookmaking. In the prior year, the entire contingent purchase consideration was impaired based on management’s estimation that earning the contingent purchase consideration was extremely remote.

Other expense

Other expense was immaterial for the three months ended June 30, 2023 and 2022.

Gain (Loss) on Marketable Securities

The loss on marketable securities was approximately $0.02 million and the gain on marketable securities was $0.09 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.11 million or 121.6%. During the current period, the shares in Zoompass were written down entirely due to the lack of activity at Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $6.0 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.3 million or 5.6%. The decrease in loss before income taxes was primarily due to a decrease in the changes in fair value of contingent purchase consideration, offset by an increase in loss from operations, interest expense and amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $0.1 million and a charge of $0.03 million for the six months ended June 30, 2023 and 2022, respectively. The income tax provision included a deferred taxation credit of approximately $0.3 million and $0.2 million related to platform development costs which reverse over the life of platform.

Net Loss

Net loss was approximately $5.8 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.6 million or 8.3%, primarily due to the decrease in loss before income taxes, offset by the decrease in taxation provision as discussed above.

Comprehensive Loss

Our reporting currency is the U.S. dollar while the functional currency of our Italian, Maltese, and Austrian subsidiaries is the Euro, the functional currency of our Canadian subsidiary is the Canadian dollar, and the functional currency of our Colombian operation is the Colombian Peso. The financial statements of our subsidiaries are translated into United States dollars in accordance with ASC 830, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income.

We recorded a foreign currency translation gain of approximately $0.1 million and a foreign currency translation loss of $0.5 million for the six months ended June 30, 2023 and 2022, respectively. During the current quarter the U.S. dollar weakened slightly against the year-end Euro closing rate and in the prior year, the U.S. dollar strengthened significantly against the Euro, resulting in the swing in the foreign currency translation difference.

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

Recently we have financed our business through convertible debt placements due to unfavorable equity market conditions, previously we financed our business from registered direct offerings and to a very limited extent, the sale of shares of our common stock pursuant to the terms of an Open Market Sales AgreementSM (“ATM”) that we entered into with Jefferies LLC on November 19, 2021. The ATM is currently not active, and we are considering our options with respect to the ATM.

On January 30, 2023 and May 5, 2023, we closed a convertible note funding for gross proceeds of $2,350,000, we issued warrants exercisable for 5,317,562 shares of common stock to the convertible note holders as part of the funding arrangement. The funding included gross proceeds of $1,500,000 from related parties. Subsequent to June 30, 2023, on July 11, 2023, we raised an additional $2,400,000 of convertible note funding.

Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land-based and web-based locations as well as the gaming platforms we license to third parties.

Based on our forecasts, we believe that we will have to source additional funding through either debt or equity funding to execute our growth plan and to continue operating for the next twelve months from the date of filing this report. We can make no assurance that such debt or equity will be available at terms that are acceptable to us, if at all. We plan to continue our expansion plans in both the U.S. and Italian markets at a rate of growth that we believe is sustainable and achievable by us.

Assets

At June 30, 2023 and December 31, 2022, we had total assets of approximately $22.6 million and $21.4 million, respectively, an increase of $1.2 million. The increase is primarily due to an increase in goodwill of $1.8 million related to the acquisition of Engage IT on January 29, 2023, an increase in property and equipment and intangibles of $0.4 million, an increase in right of use assets of $0.2 million offset by a decrease in cash balances of $1.2 million.

Liabilities

At June 30, 2023 and December 31, 2022, we had approximately $16.6 million and $14.2 million in total liabilities, respectively, an increase of $2.4 million. The increase is primarily attributable to an increase in convertible notes payable of a gross $1.3 million, net of debt discount of $1.1 million, an increase in accounts payable and accrued liabilities of $0.8 million and an increase in other long-term liabilities of $0.3 million related to statutory severance accruals included in the acquisition of Engage IT.

Working Capital

The working capital deficit was approximately $5.6 million and $3.9 million at June 30, 2023 and December 31, 2022, respectively.

Accumulated Deficit

We had an accumulated deficit of $72.3 million and $66.5 million as of June 30, 2023 and December 31, 2022, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $2.7 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.9 million or 23.8%.

The decrease in cash used in operating activities is primarily due to the following:

•	A decrease in operating losses of approximately $0.5 million, as discussed under results of operations above;

•	An increase in the movement of changes in operating assets and liabilities of $2.1 million, primarily due to the following: (i) an increase in the movement of accounts payable and accrued liabilities of $2.0 million, primarily due to the timing of payments to our suppliers and vendors; (ii) a decrease in the movement of prepaid expenses of $0.9 million due to the capitalization of developments costs during the fourth quarter of the prior year and; (iii) an increase in the movement of related party payables of $0.6 million due to funds advanced by our chairman in anticipation of a further convertible funding round; (iv) an increase in the movement of accounts receivable of $0.2 million, due to collection of outstanding balances in our US Bookmaking subsidiary; offset by (v) an increase in the movement of gaming accounts receivable of $1.2 million due to the timing of receipts from our gaming customers and; (vi) a decrease in the movement of gaming accounts payable of $0.4 million due to the timing of payments to our agents and customers;

•	A decrease of $1.7 million in non-cash movements, primarily due to the following: (i) the movement of the change in fair value of contingent purchase consideration of $0.9 million, the contingent purchase consideration was impaired during December 2022 as we believe that the US Bookmaking sellers will not reach their earnout targets; (ii) a reduction in the movement of share based compensation of $0.8 million, primarily due to the acceleration of severance related stock option expense in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $1.0 million and $0.2 million, an increase of $0.8 million. The increase is primarily due to the capitalization of platform development expenses of $0.5 million and the acquisition of computer software to support the Multigioco operations of $0.5 million.

On January 29, 2023, we acquired Engage IT, by issuing 3,018,461 shares of common stock valued at $1,735,615. Included in the assets acquired was cash of $0.094 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $2.3 million and $3.3 million, a decrease of $1.0 million. During the current period, we raised $2.35 million from convertible note funding to support the operations and, in the prior year, we raised approximately $3.1 million from a registered directed placement and a further advance of $0.26 million from a related party to fund the US Bookmakers operation.

Contractual Obligations

Contractual obligations consist of short-term funding commitments to acquire kiosks, and operating and finance lease obligations as disclosed in the Notes to the financial statements.

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

Related Party Transactions

Promissory notes payable – Related Parties

The movement on promissory notes payable – Related Parties, consists of the following:

	June 30, 2023	December 31, 2022
Principal outstanding
Opening balance as of January 1, 2023 and 2022, respectively.	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Closing balance as of June 30 2023 and December 31, 2022, respectively.	715,000	715,000

Accrued Interest
Opening balance as of January 1, 2023 and 2022, respectively.	37,000	1,878
Accrued interest	35,551	35,122
Closing balance as of June 30 2023 and December 31, 2022, respectively.	72,551	37,000

Total	$787,551	$752,000

Convertible notes payable – Related parties

On January 30, 2023, the Company issued convertible notes payable, as disclosed under Note 11 above. Forte Fixtures subscribed for $500,000 of the convertible notes, Forte Fixtures is owned by Mr. Claudio Ciavarella, the brother of our Chairman and interim CEO.

On May 5, 2023, the Company issued convertible notes payable as disclosed under Note 11 above. Gold Street Capital subscribed for the full $1,500,000 of the convertible notes, Gold Street Capital is owned by Gilda Ciavarella, the wife of our Chairman and interim CEO.

Convertible notes payable – related party, consists of the following:

June 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	2,000,000
Closing balance as of June 30, 2023	2,000,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	54,167
Closing balance as of June 30, 2023	54,167

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on valuation of warrants	(956,977)
Amortization of debt discount	54,534
Closing balance as of June 30, 2023	(902,444)

Total	$1,151,723

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	June 30, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(174,684)	(459)
Michele Ciavarella	(399,022)	(15,203)
	$(573,706)	$(422,129)

Related Party Receivable
Victor Salerno	$22,511	$22,511
	$22,511	$22,511

Engage IT Services, Srl.

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company’s wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed. The intercompany balance eliminates on consolidation for the six months ended June 30, 2023.

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

The Company does not have a formal employment agreement with Mr. Reali and awarded him €40,000 (approximately $42,930) as compensation for the Interim Chief Financial Officer role. Mr. Reali will continue to receive the compensation that he currently receives which is an annual base salary of €76,632 (approximately $82,244).

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of June 30, 2023, these notes remain outstanding. Interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid them or accrued penalty interest in terms of these notes.

On January 23, 2023, Mr. Salerno voluntarily resigned as a member of the Board.

Paul Sallwasser

On February 14, 2023, the Company granted Mr. Sallwasser ten-year options exercisable for 154,132 shares of common stock at an exercise price of $0.89 per share, of which 77,254 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

Steven Shallcross

On February 14, 2023, the Company granted Mr. Shallcross ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Shallcross 22,472 shares of common stock valued at $20,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Shallcross.

Andrea Mandel-Mantello

On February 14, 2023, the Company granted Mr. Mandel-Mantello ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, the Company issued Mr. Mandel-Mantello 44,944 shares of common stock valued at $40,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Mandel-Mantello.

Aiden Ciavarella

The Company recently employed Aiden Ciavarella to train as part of our U.S. project and risk management team lead. Aiden earns an annual salary of $85,000. There is no formal employment agreement with Aiden who is the son of our chairman and interim CEO, Michele Ciavarella.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no further changes made to our available personnel during the three months ended June 30, 2023, we continue to address our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over the next 12 to 24 months. These changes included assigning clear tasks to an outside consultant that occurred during the previous quarter and is reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses and we anticipate that we will incur additional losses in the development of our business. For the six months ended June 30, 2023 we had a net loss of $5.8 million and for the year ended December 31, 2022 we had a net loss of $18.3 million, after an intangible impairment charge of $20.6 million and a revised contingent purchase consideration credit of $12.9 million. We had accumulated deficits of $72.3 million and $66.5 million for the periods ended June 30, 2023 and December 31, 2022, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of June 30, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report on our annual financial statements for the year ended December 31, 2022, that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to raise additional funding or extend our debt or obtain additional capital on reasonable terms, if at all. Our financial statements do not include any adjustments that would result from the outcome of this uncertainty.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and as of June 30, 2023 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to our Business

Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

In order to remain competitive, we must continue to invest in research and development. During the six months ended June 30, 2023 and 2022, we spent approximately $1.4 million and $0.6 million for research and development and during the years ended December 31, 2022 and 2021, we spent approximately $1.1 million and $2.0 million for research and development, respectively, this R&D is mainly compromised of salary and wages at Odissea our platform supply company and a third party vendor, Engage IT, which the Company has subsequently acquired. This company is creating a custom-made platform for us. We have made and continue to make significant investments in development and related opportunities, such as our acquisition of US Bookmaking and Engage IT, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

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

Our common stock is currently listed on the Nasdaq Capital Market. We must satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement. On July 25, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met Nasdaq’s requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until January 23, 2023, to regain compliance with the Rule and, on January 24, 2023, the Company was provided an additional 180 calendar day compliance period, or until July 24, 2023.  As of July 24, 2023, we had not regained compliance with Listing Rule 5550(a)(2) and Nasdaq indicated that it would be filing Form 25-NSE with the Securities and Exchange Commission to remove our stock from listing and registration on Nasdaq unless we appeal Nasdaq’s determination to a Hearing Panel. The Company has submitted a hearing request to the Hearing Panel which stays the filing of the Form 20-NSE pending the Hearing Panel’s decision which is scheduled for October 5, 2023.  We can give no assurance that the Hearing Panel will make a determination in our favor or that our stock price will increase such that we regain compliance with Rule 5550(a)(2).  If the Hearing Panel does not rule in our favor and if we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock may be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

Date: August 14, 2023	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)