Form 10-Q
period 2023-09-30
Elys Game Technology, Corp.
filed 2023-11-20
CIK 1080319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the registrant had 37,444,381 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of a similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELYS GAME TECHNOLOGY, CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$2,551,000	$3,400,166
Accounts receivable	735,725	731,962
Gaming accounts receivable	1,841,921	1,431,497
Prepaid expenses	2,637,882	900,205
Related party receivable	22,511	22,511
Other current assets	379,781	338,871
Total Current Assets	8,168,820	6,825,212

Non - Current Assets
Restricted cash	—	364,701
Property and equipment	975,211	610,852
Right of use assets	1,471,190	1,498,703
Intangible assets	10,069,843	10,375,524
Goodwill	1,662,016	1,662,278
Marketable securities	—	19,999
Total Non - Current Assets	14,178,260	14,532,057
Total Assets	$22,347,080	$21,357,269

Current Liabilities
Accounts payable and accrued liabilities	$8,917,952	6,790,523
Gaming accounts payable	3,492,128	2,213,532
Taxes payable	61,187	179,720
Related party payable	46,916	422,129
Promissory notes payable - related parties	411,939	752,000
Operating lease liability	381,439	369,043
Financial lease liability	1,895	6,831
Bank loan payable - current portion	2,987	3,151
Total Current Liabilities	13,316,443	10,736,929

Non-Current Liabilities
Deferred tax liability	1,391,102	1,696,638
Operating lease liability	1,059,970	1,157,979
Financial lease liability	1,244	2,288
Bank loan payable	152,643	148,169
Convertible notes payable, net of discount of $169,003	209,347	—
Convertible notes payable – related parties, net of discount of $2,039,673	2,936,049	—
Other long-term liabilities	577,725	464,851
Total Non – Current Liabilities	6,328,080	3,469,925
Total Liabilities	19,644,523	14,206,854

Stockholders' Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 35,794,381 and 30,360,810 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3,579	3,036
Additional paid-in capital	78,952,510	74,249,244
Accumulated other comprehensive loss	(609,554)	(600,619)
Accumulated deficit	(75,643,978)	(66,501,246)
Total Stockholders' Equity	2,702,557	7,150,415
Total Liabilities and Stockholders’ Equity	$22,347,080	$21,357,269

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,464,591	$9,591,294	$32,233,378	$32,175,015

Costs and Expenses
Selling expenses	6,724,275	6,874,581	26,158,349	24,029,532
General and administrative expenses	4,318,720	5,385,407	13,498,145	14,273,817
Depreciation and amortization	354,334	423,361	1,043,432	1,315,593
Restructuring and severance expenses	—	—	—	1,205,689
Total Costs and Expenses	11,397,329	12,683,349	40,699,926	40,824,631

Loss from Operations	(2,932,738)	(3,092,055)	(8,466,548)	(8,649,616)

Other (Expenses) Income
Interest expense, net of interest income	(162,474)	(9,104)	(273,701)	(22,641)
Amortization of debt discount	(142,381)	—	(215,651)	—
Other income	9,994	21,931	13,521	90,783
Changes in fair value of contingent purchase consideration	—	(482,059)	—	(1,397,833)
Other expense	—	(45,528)	(7,017)	(56,539)
Gain (loss) on marketable securities	—	(49,250)	(19,999)	43,250
Total Other (Expenses) Income	(294,861)	(564,010)	(502,847)	(1,342,980)

Loss Before Income Taxes	(3,227,599)	(3,656,065)	(8,969,395)	(9,992,596)
Income tax provision	4,240	(167,574)	67,199	(200,518)
Net Loss from continuing operations	(3,223,359)	(3,823,639)	(8,902,196)	(10,193,114)

Discontinued operations
Operating loss	(34,690)	—	(198,335)	—
Loss on recission	(42,201)	—	(42,201)	—
Net loss from discontinued operations	(76,891)	—	(240,536)	—

Net loss	$(3,300,250)	$(3,823,639)	$(9,142,732)	$(10,193,114)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(102,111)	(367,765)	(8,935)	(877,996)

Comprehensive Loss	$(3,402,361)	$(4,191,404)	$(9,151,667)	$(11,071,110)

Loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.14)	$(0.27)	$(0.41)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
	(0.10)	(0.14)	(0.27)	(0.41)
Weighted average number of common shares outstanding – basic and diluted	31,886,832	26,942,389	32,758,530	24,871,319

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

Nine months ended September 30, 2023 and September 30, 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Nine months ended September 30, 2022
Balance at December 31, 2021	23,363,732	$2,336	$66,233,292	$(251,083)	$(48,243,028)	$17,741,517

Proceeds from open market sales	56,472	6	131,559	—	—	131,565
Brokers Fees on open market sales		—	(3,949)	—	—	(3,949)
Restricted stock compensation	162,835	16	424,984	—	—	425,000
Stock based compensation expense	—	—	597,972	—	—	597,972
Foreign currency translation adjustment	—	—	—	(151,775)	—	(151,775)
Net loss	—	—	—	—	(2,554,216)	(2,554,216)
Balance at March 31, 2022	23,583,039	$2,358	$67,383,858	$(402,858)	$(50,797,244)	$16,186,114

Proceeds from open market sales	111,544	11	255,477	—	—	255,488
Brokers Fees on open market sales	—	—	(7,663)	—	—	(7,663)
Proceeds from private placement	2,625,000	263	2,486,925	—	—	2,487,188
Proceeds from prefunded warrants	—	—	512,758	—	—	512,758
Brokers fees on private placement	—	—	(245,950)	—	—	(245,950)
Stock based compensation expense	—	—	1,296,118	—	—	1,296,118
Foreign currency translation adjustment	—	—	—	(358,456)	—	(358,456)
Net loss	—	—	—	—	(3,815,259)	(3,815,259)
Balance at June 30, 2022	26,319,583	$2,632	$71,681,523	$(761,314)	$(54,612,503)	$16,310,338

Proceeds from warrants exercised	541,227	54	—	—	—	54
Restricted stock compensation	3,500,000	350	1,587,250	—	—	1,587,600
Stock based compensation expense	—	—	487,884	—	—	487,884
Foreign currency translation adjustment	—	—	—	(367,765)	—	(367,765)
Net loss	—	—	—	—	(3,823,639)	(3,823,639)
Balance at September 30, 2022	30,360,810	$3,036	$73,756,657	$(1,129,079)	$(58,436,142)	$14,194,472

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total

Nine months ended September 30, 2023
Balance at December 31, 2022	30,360,810	$3,036	$74,249,244	$(600,619)	$(66,501,246)	$7,150,415

Fair value of common stock issued for Acquisition of Engage IT Services, Srl	3,018,461	302	1,735,313	—	—	1,735,615
Fair value of warrant issued with convertible debt	—	—	485,922	—	—	485,922
Restricted stock awards	5,366,155	537	170,885	—	—	171,422
Fair value of restricted stock issued to settle liabilities	67,416	6	59,994	—	—	60,000
Fair value of options issued to settle liabilities	—	—	125,000	—	—	125,000
Stock based compensation expense	—	—	545,198	—	—	545,198
Foreign currency translation adjustment	—	—	—	87,647	—	87,647
Net loss	—	—	—	—	(2,293,361)	(2,293,361)
Balance at March 31, 2023	38,812,842	$3,881	$77,371,556	$(512,972)	$(68,794,607)	$8,067,858

Fair value of warrant issued with convertible debt	—	—	662,623	—	—	662,623
Restricted stock awards	—	—	257,133	—	—	257,133
Stock based compensation expense	—	—	540,432	—	—	540,432
Foreign currency translation adjustment	—	—	—	5,529	—	5,529
Net loss	—	—	—	—	(3,549,121)	(3,549,121)
Balance at June 30, 2023	38,812,842	$3,881	$78,831,744	$(507,443)	$(72,343,728)	$5,984,454
Fair value of shares returned on rescission of acquisition	(3,018,461)	(302)	(1,938,154)			(1,938,456)
Fair value of warrant issued with convertible debt	—	—	1,275,782	—	—	1,275,782
Restricted stock awards	—	—	257,133	—	—	257,133
Stock based compensation expense	—	—	526,005	—	—	526,005
Foreign currency translation adjustment	—	—	—	(102,111)	—	(102,111)
Net loss	—	—	—	—	(3,300,250)	(3,300,250)
Balance at September 30, 2023	35,794,381	$3,579	$78,952,510	$(609,554)	$(75,643,978)	$2,702,557

See notes to the unaudited condensed consolidated financial statements

 ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022

Net Loss	$(9,142,732)	$(10,193,114)
Net loss from discontinued operations	240,536	—
Net loss from continuing operations	(8,902,196)	(10,193,114)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,043,431	1,315,593
Gain on disposal of property and equipment	(5,136)	—
Amortization of debt discount	215,651	—
Restricted stock awards	685,688	2,012,600
Stock-based compensation expense	1,611,635	2,381,974
Non-cash interest	268,320	17,637
Loss on dissolution of subsidiary	325	—
Change in fair value of contingent purchase consideration	—	1,397,833
Unrealized loss (gain) on marketable securities	19,999	(43,250)
Movement in deferred taxation	(124,437)	(238,616)
Changes in Operating Assets and Liabilities, net of assets acquired and liabilities assumed
Prepaid expenses	(1,757,254)	(2,043,015)
Accounts payable and accrued liabilities	1,307,024	(1,013,194)
Accounts receivable	1,957	(282,002)
Gaming accounts receivable	(440,090)	981,478
Gaming accounts liabilities	1,339,804	693,455
Taxes payable	(122,333)	391,339
Due from related parties	31,279	(8,026)
Other current assets	(39,764)	(19,838)
Long term liability	122,022	76,916
Net Cash Used in Operating Activities – continuing operations	(4,744,075)	(4,572,230)
Net Cash Used in Operating Activities – discontinued operations	(76,697)	—
NET CASH USED IN OPERATING ACTIVITIES	(4,820,772)	(4,572,230)

Cash Flows from Investing Activities
Acquisition of property and equipment and intangible assets	(1,112,830)	(355,939)
Net Cash Used in Investing Activities – continuing operations	(1,112,830)	(355,939)
Net Cash Provided by Investing Activities – discontinued operations	76,459	—
NET CASH USED IN INVESTING ACTIVITIES	(1,036,371)	(355,939)

Cash Flows from Financing Activities
Proceeds from convertible notes	350,000	—
Proceeds from convertible notes, related parties	4,400,000	—
Proceeds from Subscriptions – Net of Fees	—	2,616,679
Proceeds from pre-funded warrants	—	512,813
Proceeds from related party promissory notes	—	665,000
Repayment of bank overdraft	—	(7,043)
Repayment of bank loan	—	(33,041)
Repayment of financial leases	(5,996)	(5,926)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,744,004	3,748,482

Effect of change in exchange rate	(100,728)	(1,504,030)

Net decrease in cash	(1,213,867)	(2,683,717)
Cash, cash equivalents and restricted cash – beginning of the period	3,764,867	7,706,357
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF THE PERIOD	$2,551,000	$5,022,640

ELYS GAME TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash within the Balance Sheets to the Statement of Cash Flows
Cash and cash equivalents	$2,551,000	$4,690,034
Restricted cash included in non-current assets	—	332,606
	$2,551,000	$5,022,640

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,735	$5,855
Income tax	$199,745	$84,988

Supplemental cash flow disclosure for non-cash activities
Fair value of common stock issued on acquisition of Engage IT Services Srl	$1,735,615	$—
Fair value of common stock returned on recission of acquisition of Engage IT Services Srl	$(1,938,456)
Fair value of warrant issued with convertible debt	$2,424,327	$—
Fair value of restricted stock issued to settle liabilities	$60,000	$—
Fair value of options issued to settle liabilities	$125,000	$—

See notes to the unaudited condensed consolidated financial statements

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Established in the State of Delaware in 1998, Elys Game Technology, Corp (“Elys” or the “Company”), provides gaming services in the U.S. market via Elys Gameboard Technologies, LLC and Bookmakers Company US, LLC (“US Bookmaking”) in certain licensed states where the Company offers bookmaking and platform services to the Company’s customers. The Company’s intention is to focus its attention on expanding its operations in the U.S. market. In this regard, the Company operates in Washington D.C. through a Class B Managed Service Provider and Class B Operator license to operate a sportsbook within the Grand Central Restaurant and Sportsbook located in the Adams Morgan district and the Over Under Sportsbook Rooftop Lounge in Washington, D.C. In March 2022, the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey. Through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota, Colorado and Michigan.

The Company also provides business-to-consumer (“B2C”) gaming services in Italy through its subsidiary, Multigioco. Multigioco has both a land-based retail license and an online interactive gaming license regulated by the Agenzia delle Dogane e dei Monopoli (“ADM”). Through Multigioco the Company offers leisure betting products such as sports betting, and virtual sports betting products at physical locations as well as online through the Company’s website www.newgioco.it, through linked commercial webskins and on mobile devices. Management implemented a consolidation strategy in the Italian market by integrating all B2C operations into Multigioco which allowed the Austrian Bookmakers license, that was regulated by the Austrian Federal Finance Ministry (“BMF”), to terminate.

Additionally, the Company provides business-to-business (“B2B”) gaming technology through its Odissea subsidiary which owns and operates a betting software designed with a unique “distributed model” architecture colloquially named Elys Game Board (the “Platform”). The Platform is a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment through the two distribution channels described above. The omni-channel software design is fully integrated with a built-in player gaming account management system, a built-in sports-book and a virtual sports platform through its Virtual Generation subsidiary. The Platform also provides seamless integration of application programming interface of third-party supplied products such as online casino, poker, lottery and horse racing and has the capability to incorporate e-sports and daily fantasy sports providers. Management is implementing a growth strategy to expand B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

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

On July 17, 2023, the Company agreed to rescind its acquisition of Engage IT Services, Srl after reaching an agreement with the Sellers. The Company is negotiating the amount due to Engage which have been fully accrued by the Company.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

Derivative Financial Instruments

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

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

Gaming Accounts Receivable

Gaming accounts receivable represent gaming deposits made by customers to their online gaming accounts either directly by credit card, bank wire, e-wallet or other accepted method through one of our websites or indirectly by cash collected at the cashier of a betting shop but not yet credited to the Company’s bank accounts and subject to normal trade collection terms without discounts. The Company periodically evaluates the collectability of its gaming accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company does not require collateral to support customer receivables. The Company recorded no bad debt expense for the three and nine months ended September 30, 2023.

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

Goodwill was recently assessed on December 31, 2022 and as of September 30, 2023 and there were no qualitative indications that impairment of intangible assets or goodwill may be appropriate.

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

Leases which imply that the Company will retain ownership at the end of the lease term are classified as financial leases, are included in property and equipment with a corresponding financial liability raised at the date of lease inception. Interest incurred on financial leases is expensed using the effective interest rate method.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended September 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

The accompanying financial statements for the period ended September 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund ongoing development work of its gaming platforms and operations until we are able to generate revenue streams from our additional gaming platforms and become profitable. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these unaudited condensed consolidated financial statements. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisition and rescission of subsidiaries

Acquisition agreement

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
$1,735,615

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisition and rescission of subsidiaries (continued)

Rescission agreement

On July 15, 2023, the Company and the Sellers, after further due diligence into the operations of Engage, agreed to rescind the Acquisition agreement, as discussed above, with effect from July 17, 2023. In exchange for the return of the shares in Engage to the Sellers, the shares of common stock issued to the Sellers on January 29, 2023 were returned into the custody of the Company and will be cancelled in due course. With effect from July 17, 2023, the company no longer has control over the operations and has ceased all development and support work with Engage, other than projects that required minimal effort to complete. The 3,018,461 common shares returned to the Company had a fair market value of $0.6422 per share on July 17, 2023.

As a result of the rescission the Company recorded the following loss from discontinued operations:

Amount
Assets and liabilities transferred
Cash	$15,667
Accounts receivable	1,166,990
Prepaid expenses	2,995
Other Current assets	18,024
Property and equipment	36,220
Right-of-use assets	35,094
Goodwill	1,754,230
3,029,220
Less: liabilities assumed
Current liabilities assumed	(570,691)
Related party payables	(173,652)
Operating lease liabilities	(35,094)
Income tax payable	(75,941)
Non-current liabilities assumed	(193,185)
(1,048,563)

Net assets transferred	$1,980,657

Fair value of 3,018,461 common shares returned to the custody of the Company	1,938,456

Loss on rescission	$42,201

The loss from discontinued operations is as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Revenue	$41,248	$622,704

Costs and Expenses
General and administrative expenses	86,030	904,152
Depreciation and amortization	2	2,228
Total Costs and Expenses	86,032	906,380

Loss from Operations	(44,784)	(283,676)

Other (Expenses) Income
Other income	23	443
Other expense	(21)	(188)
Total Other (Expenses) Income	2	255

Loss Before Income Taxes	(44,782)	(283,421)
Income tax provision	10,093	85,086
Net Loss from discontinued operations	(34,689)	(198,335)

Loss on recission	(42,201)	(42,201)
Loss from discontinued operations	$(76,891)	$(240,536)

ELYS GAME TECHNOLOGY, CORP

Notes to the Consolidated Financial Statements

4. Acquisition and rescission of subsidiaries (continued)

The amount of revenue and earnings included in the Company’s consolidated statement of operations and comprehensive income (loss) for the period ended July 17, 2023, the effective date of the rescission, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2022, is presented as follows:

	Revenue	Earnings

Actual for the period from acquisition to July 15, 2023	$—	$(198,335)

2023 supplemental pro forma from January 1, 2023 to July 15, 2023	$32,233,378	$(9,023,632)

2022 supplemental pro forma from January 1, 2022 to September 30, 2022	$32,181,552	$(10,452,167)

The 2023 supplemental pro forma information was adjusted to exclude $73,811 of intercompany profit that would not have been capitalized to platform costs, the associated adjustment to amortization expense of platform costs amounting to $109,132 and the associated deferred taxation calculated on the elimination of the intercompany profit and adjustment to amortization expense amounting to $19,671. The 2022 supplemental pro forma information was adjusted to exclude  $454,950 of intercompany profit that would not have been capitalized to platform costs and an estimated once-off legal expense of $15,000, that would not have been incurred had this transaction taken place on January 1, 2022. There was no associated adjustment to amortization expense as the platform cost associated with the intercompany profit was not being depreciated during the nine months ended September 30, 2022.

5. Property and equipment

	September 30, 2023			December 31, 2022
	Cost	Accumulated depreciation	Net book value	Net book value

Leasehold improvements	$136,144	$(54,979)	$81,165	$17,876
Computer and office equipment	1,235,467	(934,611)	300,856	307,602
Fixtures and fittings	454,410	(293,369)	161,041	160,122
Vehicles	14,416	(14,416)	—	—
Computer software	715,266	(283,117)	432,149	125,252
	$2,555,703	$(1,580,492)	$975,211	$610,852

The aggregate depreciation charge to operations was $206,338 and $152,955 for the nine months ended September 30, 2023 and 2022, respectively. The depreciation policies followed by the Company are described in Note 2.

6. Leases

The Company’s portfolio of leases contains both finance and operating leases that relate to real estate agreements, vehicles and office equipment agreements.

Operating leases

Real estate agreements

The Company has several property lease agreements in Italy and Austria and one lease agreement in the U.S. which have terms in excess of a twelve-month period, these property leases are for our administrative operations in these countries. The Company does not and does not intend to take ownership of the properties at the end of the lease term.

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

Right of use assets

Right of use assets included in the condensed consolidated balance sheet are as follows:

	September 30, 2023	December 31, 2022
Non-current assets
Right of use assets - operating leases, net of amortization	$1,471,190	$1,498,703
Right of use assets - finance leases, net of depreciation – included in property and equipment	$3,240	$8,884

Lease costs consists of the following:

	Nine Months Ended September 30,
	2023	2022
Finance lease cost:
Amortization of financial lease assets	$5,654	$5,726
Interest expense on lease liabilities	263	348

Operating lease cost	378,996	257,582

Total lease cost	$384,913	$263,656

Other lease information:

	Nine Months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(263)	$(348)
Operating cash flows from operating leases	(378,996)	(257,582)
Financing cash flows from finance leases	(5,996)	(5,926)

Weighted average remaining lease term – finance leases	2.23 years	1.24 years
Weighted average remaining lease term – operating leases	3.83 years	4.64 years

Weighted average discount rate – finance leases	6.72%	3.73%
Weighted average discount rate – operating leases	3.15%	2.83%

Maturity of Leases

Finance lease liability

The amounts of future minimum lease payments under finance leases are as follows:

Amount
Remainder of 2023	$931
2024	1,243
2025	481
2026	481
2027	362
Total undiscounted minimum future lease payments	3,498
Imputed interest	(359)
Total finance lease liability	$3,139

Disclosed as:
Current portion	$1,895
Non-Current portion	1,244
$3,139

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Leases (continued)

Operating lease liability

The amounts of future minimum lease payments under operating leases are as follows:

Amount
Remainder of 2023	$111,786
2024	416,498
2025	380,444
2026	324,434
2027 and thereafter	263,367
Total undiscounted minimum future lease payments	1,496,529
Imputed interest	(55,120)
Total operating lease liability	$1,441,409

Disclosed as:
Current portion	$381,439
Non-Current portion	1,059,970
$1,441,409

7. Intangible Assets

Licenses obtained by the Company in the acquisitions of Multigioco include a Gioco a Distanza (“GAD”) online license as well as a Bersani and Monti land-based licenses issued by the Italian gaming regulator to Multigioco.

Intangible assets consist of the following:

	September 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net book value	Net book value
Betting platform software	$9,144,884	$(2,223,394)	$6,921,490	$6,776,486
Licenses	971,614	(965,953)	5,661	11,864
Location contracts	1,000,000	(1,000,000)	—	—
Customer relationships	3,395,927	(1,420,493)	1,975,434	2,323,905
Trademarks	1,537,205	(386,654)	1,150,551	1,263,269
Non-compete agreements	764,167	(764,167)	—	—
Websites	56,707	(40,000)	16,707	—
	$16,870,504	$(6,800,661)	$10,069,843	$10,375,524

The Company recorded $839,060 and $1,162,438 in amortization expense for finite-lived assets for the nine months ended September 30, 2023 and 2022, respectively.

The estimated amortization expense over the next five-year period is as follows:

Amount
Remainder of 2023	$318,569
2024	1,269,871
2025	1,266,223
2026	1,266,223
2027	1,266,223
Total estimated amortization expense	$5,387,109

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill

	September 30, 2023	December 31, 2022
Cost
Opening balance as of January 1,	$28,686,661	$28,687,051
Acquisition of Engage IT Services, Srl	1,754,230	—
Rescission of acquisition of Engage IT Services Srl	(1,754,230)
Foreign exchange movements	(262)	(390)
Closing balance as of period end	28,686,399	28,686,661

Accumulated Impairment charge
Opening balance as of January 1,	(27,024,383)	(12,522,714)
Impairment charge	—	(14,501,669)
Closing balance as of period end	(27,024,383)	(27,024,383)

Goodwill, net of impairment charges	$1,662,016	$1,662,278

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

There is no evidence of activity in Zoompass and although the shares are quoted on the Nasdaq OTC market, no financial results have been reported and trading volumes are minimal, therefore the investment in Zoompass has been written off.

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

Since the acquisition of US Bookmaking, the Company has repaid principal of $4,402 and has total accrued and unpaid interest of $11,200 on this loan as of September 30, 2023.

The maturity of bank loans payable as of September 30, 2023 is as follows:

Amount
Within 1 year	$2,987
1 to 2 years	3,101
2 to 3 years	3,219
3 to 4 years	3,342
5 years and thereafter	142,981
Total	$155,630
Disclosed as:
Current portion	$2,987
Non-Current portion	152,643
$155,630

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible notes payable

On January 30, 2023(the “Closing Date”), the Company closed a private placement offering of up to 2,000 units and entered into Subscription Agreements with a group of accredited investors (the “Investors”), which Investors included Braydon Capital Corp. (“Braydon Capital”) a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. Each unit sold to Investors was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total of 850 units and the Company issued Debentures for the total principal amount of $85,000 (the “Principal Amount”) to the Investors and warrants to purchase 2,179,487 shares of common stock of the Company.

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

In addition, the Company may accelerate this right of conversion on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on the conversion and (i) the closing price of the Company’s common shares exceeds two hundred (200%) percent of the Conversion Price for five (5) trading days in a thirty (30) day period or (ii) the Company wishes to redeem or pre-pay the Debentures prior to the Maturity Date.

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

The Company may accelerate the right to exercise the Warrant on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrant and the closing price of the Company’s common shares exceeds two hundred (200%) percent of the Exercise Price for five (5) trading days in a thirty (30) day period.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price or the conversion price, that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

The number of shares of common stock that may be issued upon exercise of the Warrants and Debentures is subject to an Exchange Cap (as defined in the Debentures and Warrants) unless shareholder approval to exceed the Exchange Cap is approved. The parties agree to amend the Debentures and Warrants as necessary in order to comply with the requirements of the Nasdaq Capital Markets.

On March 5, 2023, the Company obtained written consents from holders of shares of Common Stock representing approximately 54.1% of the total issued and outstanding shares of voting stock of the Company on March 1, 2023, the record date, approving for purposes of The Nasdaq Stock Market LLC Rules 5635 (b) and 5635(d), the issuance of all of the outstanding shares of the Company’s Common Stock to be issued upon (i) conversion of the Debentures and (ii) exercise of the common stock purchase warrants, dated January 30, 2023, issued to such investors by us pursuant to the Subscription Agreement.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible notes payable (continued)

On May 5, 2023 (the “Second Closing Date”), the Company closed a private placement offering of up to 1,500 units and entered into a Subscription Agreement with a single accredited investor, Gold Street Capital Corp. (“Gold Street Capital”) (the “Investor”), which is a company owned by Gilda Pia Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella. Each unit sold to the Investor was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investor purchased a total of 1,500 units and the Company issued Debentures for the total principal amount of $1,500,000 (the “Principal Amount”) to the Investor and warrants to purchase 3,138,075 shares of common stock of the Company.

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

The Company may accelerate the right to exercise the Warrants on at least ten business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred percent of the Exercise Price for five trading days in a thirty (30) day period.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price or the conversion price, that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debenture and Warrant.

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Convertible notes payable (continued)

On July 11, 2023 (the “Third Closing Date”), the Company closed a private placement offering of up to 3,000 units and entered into a Subscription Agreement (the “Agreement”) with a group of accredited investors(the “Investors”),, which Investors included Gold Street Capital, which is a company owned by Gilda Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella, and Braydon Capital, a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. The amount received from Braydon Capital included the conversion of a promissory note advanced by Braydon Capital of $360,000 and accrued interest up to the closing date. Each unit sold to the Investors were sold at a per unit price of $1,000 and were comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”). The purpose of the private placement is to provide working capital for general corporate purposes in advance of launching the Company’s online channel and mobile app product for U.S. and Canadian markets.

The Investors purchased a total of 2,400 units and the Company issued Debentures for the total principal amount of $2,400,000, in addition, Braydon Capital converted $386,000 of promissory notes into 386 units for the total principal amount of $386,000.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debentures plus all accrued and unpaid interest at a price equal to $0.40 per share by each of the Investors, except that Debentures issued to Gold Street Capital are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 6,951,905 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (“Redemption”) by the Company.

In addition, the Company may accelerate this right of conversion on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on the conversion and (i) the closing price of the Company’s common shares exceeds two hundred (200%) percent of the Conversion Price for five (5) trading days in a thirty (30) day period or (ii) the Company wishes to redeem or pre-pay the Debentures prior to the Maturity Date.

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

The Warrants are exercisable at an exercise price equal to $0.40 per share by each of the Investors, except that Warrants issued to Gold Street Capital are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

The Company may accelerate the right to exercise the Warrants on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred (200%) percent of the Exercise Price for five (5) trading days in a thirty (30) day period.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price or the conversion price, that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

Convertible notes payable to non-related parties consists of the following:

September 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	350,000
Closing balance as of September 30, 2023	350,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	28,350
Closing balance as of September 30, 2023	28,350

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on relative fair value of warrants	(200,086)
Amortization of debt discount	31,083
Closing balance as of September 30, 2023	(169,003)

Total	$209,347

12. Other Long-term Liabilities

Other long-term liabilities represent the Italian “Trattamento di Fine Rapporto” which is a severance amount set up by Italian companies to be paid to employees on termination or retirement.

Balances of other long-term liabilities were as follows:

	September 30, 2023	December 31, 2022
Severance liability	$577,725	$464,851

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties

Promissory notes payable – Related Parties

On July 11, 2023. Braydon Capital, a company owned by the brother of the Company’s Executive Chairman converted the promissory note in the principal amount of $360,000 plus accrued interest thereon of $26,000 into convertible promissory note, as disclosed under Note 11 above In conjunction with the promissory note, Braydon Capital was issued a three-year warrant exercisable for 1,965,000 shares of common stock at an exercise price of $0.40 per share.

The movement on promissory notes payable – Related Parties, consists of the following:

	September 30, 2023	December 31, 2022
Principal outstanding
Opening balance as of January 1, 2023 and 2022, respectively.	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Loan converted to convertible note – Braydon Capital	(360,000)
Closing balance as of September 30 2023 and December 31, 2022, respectively.	355,000	715,000

Accrued Interest
Opening balance as of January 1, 2023 and 2022, respectively.	37,000	1,878
Accrued interest	45,939	35,122
Interest converted to convertible note – Braydon Capital	(26,000)	—
Closing balance as of September 30 2023 and December 31, 2022, respectively.	56,939	37,000

Total	$411,939	$752,000

Convertible notes payable – Related parties

On January 30, 2023, the Company issued convertible notes payable, as disclosed under Note 11 above. Forte Fixtures subscribed for $500,000 of the convertible notes. Forte Fixtures is owned by Claudio Ciavarella, the brother of the Company’s Executive Chairman, Michele Ciavarella.

On May 4, 2023, the Company issued convertible notes payable as disclosed under Note 11 above. Gold Street Capital subscribed for the full $1,500,000 of the convertible notes, in addition, on July 11, 2023, the Company issued convertible notes payable, as disclosed under Note 11 above. Gold Street Capital subscribed for $2,000,000 of the convertible notes. Gold Street Capital is owned by Gilda Ciavarella, the spouse of the Company’s Executive Chairman, Michele Ciavarella.

On July 11, 2023, the Company issued convertible notes payable, as disclosed under Note 11 above. Braydon Capital subscribed for $786,000 of the convertible note, $400,000 as a cash subscription and an additional $386,000 by converting a promissory note, as described under Promissory Notes payable – Related Parties, above. Braydon Capital is owned by Claudio Ciavarella, the brother of the Company’s Executive Chairman, Michele Ciavarella.

Convertible notes payable – related party, consists of the following:

September 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	4,400,000
Conversion of promissory note into convertible note – Braydon Capital Corp	386,000
Closing balance as of September 30, 2023	4,786,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	189,722
Closing balance as of September 30, 2023	189,722

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on relative fair value of warrants	(2,224,241)
Amortization of debt discount	184,568
Closing balance as of September 30, 2023	(2,039,673)

Total	$2,936,049

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Parties (continued)

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(1,240)	(459)
Michele Ciavarella	(45,676)	(15,203)
	$(46,916)	$(422,129)

Related Party Receivable
Victor Salerno	$22,511	$22,511
	$22,511	$22,511

Engage IT Services, Srl.

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company’s wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed.

The Company rescinded the acquisition of Engage IT with effect from July 17, 2023, per an agreement reached with the Sellers, see note 4 above.

Luca Pasquini

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,800 for services rendered to the Company.

On January 29, 2023, the Company acquired Engage IT, Mr. Pasquini owned 34% of Engage IT prior to the acquisition. The purchase price was settled by the issuance of common stock, of which Mr. Pasquini received 1,026,277 shares of common stock which resulted in him becoming an effective 5.7% shareholder of the Company. Effective July 17, 2023, the Company agreed to rescind the acquisition of Engage IT which resulted in the return of the 1,026,277 shares issued to Luca Pasquini, to the Company’s control. See Note 4 above.

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

The Company does not have a formal employment with Mr. Reali and awarded him €40,000 (approximately $42,930) as compensation for the Interim Chief Financial Officer role, Mr. Reali will continue to receive the compensation that he currently receives, which is an annual base salary of €76,632 (approximately $82,244).

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

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without the consent of the Company, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, the Company acknowledges the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of September 30, 2023, these notes remain outstanding. Interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not accrued penalty interest in terms of these notes.

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

The Company recently employed Aiden Ciavarella to train as part of our U.S. project and risk management team lead. Aiden earns an annual salary of $85,000. The Company does not have a formal employment agreement with Aiden who is the son of our Executive Chairman, Michele Ciavarella.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Stockholders’ Equity

Pursuant to the acquisition of Engage IT Srl, as disclosed in Note 4 above, on January 29, 2023, the Company issued 3,018,461 shares of common stock valued at $1,753,615, in settlement of the purchase price. Effective July 17, 2023, in terms of an agreement entered into with the Sellers of Engage IT, Srl, the 3,018,461 shares of common stock issued to the Sellers were returned to the Company’s control. These shares were valued at $1,938,456.

On January 29, 2023, the Company issued 5,366,155 shares of restricted common stock valued at $3,085,339 from its 2018 Stock Incentive Plan to certain developers and project managers in its IT subsidiaries. These shares will vest equally and are amortized on a monthly basis over a thirty-six month period to incentivize these employees who are essential to the Company’s development efforts.

A summary of the vesting of restricted stock during the period January 1, 2023 to September 30, 2023 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2023	—	$—	—	$—	—	$—
Granted and issued	5,366,155	0.575	5,366,155	0.575	—	—
Forfeited/Cancelled	—	—	—	—	—	—
Vested	—	—	(1,192,488)	(0.575)	1,192,488	0.575
Outstanding September 30, 2023	5,366,155	$0.575	4,173,667	$0.575	1,192,488	$0.575

The restricted stock granted, issued and exercisable at September 30, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.575	5,366,155	$0.575

In lieu of $60,000 of director’s fees due and outstanding, the Company approved the issuance of 67,416 shares of common stock, respectively, under the 2018 equity incentive plan.

The Company has recorded a restricted stock expense of $685,688 for the nine months ended September 30, 2023.

15. Warrants

On January 30, 2023, May 5, 2023 and July 11, 2023, as disclosed in Note 11 above, the Company closed a private placement offering of 5,136 units and entered into Subscription Agreements with a group of accredited investors (the “Investors”), which Investors included Braydon Capital, a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella and Gold Street Capital, a company owned by Gilda Ciavarella, the spouse of the Company’s Executive Chairman, Michele Ciavarella. Each unit sold to Investors was sold at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”).

The Investors purchased a total of 5,136 units and the Company issued Debentures for the total principal amount of $5,136,000 (the “Principal Amount”) to the Investors and warrants to purchase 12,044,467 shares of common stock of the Company.

The warrants are exercisable at an exercise price equal to the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market for the period of twenty consecutive trading days beginning on the twenty-third trading day immediately preceding the Closing Date and concluding at the close of trading on the third trading day immediately preceding the Closing Date, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the warrant at the time of exercise. The initial exercise price of the January 30, 2023 warrant is $0.39 per share, the May 5, 2023 warrant is $0.48 per share, and the July 11, 2023 warrant is between $0.40 and $0.42 per share, all subject to a down-round adjustment to a floor exercise price of $0.35 per share.

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Warrants (continued)

The Company may accelerate the right to exercise the Warrants on at least ten (10) business days prior written notice to the Holder if there is an effective Registration Statement registering, or a current prospectus available for, the resale of the common shares issuable on exercise of the Warrants and the closing price of the Company’s common shares exceeds two hundred (200%) percent of the Exercise Price for five (5) trading days in a thirty (30) day period.

The Warrants provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price or the conversion price, that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

The warrants granted during the nine months ended September 30, 2023 were valued using a Black-Scholes pricing model. The relative fair value of the warrants, exercisable for 12,044,467 Common Shares, issued to the convertible note holders for the nine months ended September 30, 2023 was $2,424,327, in addition, the warrants issued to ShareIntel were valued at $136,808.

The following assumptions were used in the Black-Scholes model:

	Nine months ended September 30, 2023
Exercise price	$0.39	to	0.89
Risk free interest rate	3.58	to	4.52%
Expected life of options	3 years
Expected volatility of underlying stock	126.9	to	133.7%
Expected dividend rate	0%

A summary of all of the Company’s warrant activity during the period January 1, 2022 to September 30, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2022	546,336	$2.50	to	5.00	$2.66
Granted – pre-funded warrants	541,227	0.0001			0.0001
Granted	3,166,227	0.9475			0.9475
Forfeited/cancelled	(48,395)	3.75			3.75
Exercised – pre-funded warrants	(541,227)	0.0001			0.0001
Outstanding December 31, 2022	3,664,168	$0.9475	to	5.00	$1.17
Granted	12,244,467	0.39	to	0.89	0.43
Forfeited/cancelled	(11,768)	5.00			5.00
Exercised	—	—			—
Outstanding September 30, 2023	15,896,867	$0.39	to	2.50	$0.60

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Warrants (continued)

The following tables summarize information about warrants outstanding as of September 30, 2023:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.39	2,179,487	2.33		2,179,487
$0.40	1,965,000	2.78		1,965,000
$0.42	4,761,905	2.78		4,761,905
$0.48	3,138,075	2.59		3,138,075
$0.89	200,000	2.38		—
$0.9475	3,166,227	4.21		3,166,227
$2.50	486,173	1.88		486,173
	15,896,867	2.93	$0.60	15,696,867	$0.60

 The outstanding warrants have an intrinsic value of $657,135 as of September 30, 2023.

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

On February 14, 2023, the Compensation Committee of the Company’s Board granted the Company’s non-executive directors, under the Company’s Stock Incentive Plan; (i) an award of 131,631 stock options to each of Steven Shallcross and Andrea Mandell-Mantello, of which 54,753 vested immediately and the remaining 76,878 vest monthly over a ten-month period; and (ii) an award of 154,132 stock options to Paul Sallwasser, of which 77,254 vested immediately and 76,878 vest monthly over a ten-month period.

The options awarded during the nine months ended September 30, 2023 were valued at $371,000 on the date of issuance using a Black-Scholes pricing model.

The following assumptions were used in the Black-Scholes model:

Nine months ended September 30, 2023
Exercise price	$0.89
Risk free interest rate	3.77%
Expected life of options	10 years
Expected volatility of underlying stock	200.0%
Expected dividend rate	0%

A summary of all of the Company’s option activity during the period January 1, 2022 to September 30, 2023 is as follows:

	Number of shares	Exercise price per share			Weighted average exercise price
Outstanding January 1, 2022	2,766,438	$1.84	to	5.10	$2.92
Granted	270,000	0.454	to	2.50	1.67
Forfeited/cancelled	(652,375)	1.84	to	2.80	1.85
Exercised	—	—			—
Outstanding December 31, 2022	2,384,063	$0.454	to	5.10	$3.07
Granted	417,394			0.89	0.89
Forfeited/cancelled	(135,000)	0.45	to	4.07	2.03
Exercised	—	—			—
Outstanding September 30, 2023	2,666,457	$0.454	to	5.10	$2.78

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

 16. Stock Options (continued)

  The following tables summarize information about stock options outstanding as of September 30, 2023:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.45	60,000	8.99		30,000
$0.89	417,394	9.38		348,204
$2.03	659,000	7.01		659,000
$2.50	100,000	8.50		25,000
$2.72	25,000	2.75		25,000
$2.80	216,250	5.98		213,490
$2.96	70,313	5.77		70,313
$3.43	25,000	8.22		9,000
$4.03	1,020,000	7.76		665,000
$4.20	25,000	7.59		17,000
$5.10	48,500	7.96		48,500
	2,666,457	7.65	$2.78	2,110,507	$2.67

As of September 30, 2023, there were unvested options to purchase 555,950 shares of common stock. The total expected unrecognized compensation cost related to such unvested options is $1,611,244 which is expected to be recognized over a period of 30 months.

As of September 30, 2023, there was an aggregate of 2,666,457 options to purchase shares of common stock granted under the Company’s 2018 Equity Incentive Plan, and an aggregate of 9,588,872 restricted shares granted to certain officers, employees, and directors of the Company with 3,744,671 shares available for future grants.

The options outstanding at September 30, 2023 had an intrinsic value of $1,650.

17. Revenues

The following table represents disaggregated revenues from our gaming operations for the three and nine months ended September 30, 2023 and 2022. Net Gaming Revenues represents Turnover (also referred to as “Handle”), the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2023	2022	2023	2022
Handle (Turnover)
Web-based	$155,827,524	$163,563,603	$561,242,461	$565,785,709
Land-based	6,742,498	2,924,866	24,532,148	6,528,054
Total Handle (Turnover)	162,570,022	166,488,469	585,774,609	572,313,763

Winnings/Payouts
Web-based	146,425,497	152,545,450	525,524,328	527,323,323
Land-based	5,556,267	2,208,100	19,985,902	5,166,387
Total Winnings/Payouts	151,981,764	154,753,550	545,510,230	532,489,710

Gross Gaming Revenues
Web-based	9,402,027	11,018,153	35,718,133	38,462,386
Land-based	1,186,231	716,766	4,546,246	1,361,667
Total Gross Gaming Revenues	10,588,258	11,734,919	40,264,379	39,824,053

Less: ADM Gaming Taxes	(2,567,470)	(2,822,830)	(9,688,820)	(9,671,040)
Net Gaming Revenues	8,020,788	8,912,089	30,575,559	30,153,013
Add: Service Revenues	443,803	679,202	1,657,820	2,022,002
Revenues	$8,464,591	$9,591,294	$32,233,378	$32,175,015

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

For the three and nine months ended September 30, 2023 and 2022, the following restricted shares, options, warrants and convertible debentures were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

Description	Three and nine months ended September 30, 2023	Three and nine months ended September 30, 2022

Restricted shares	4,263,666	—
Convertible notes payable	13,012,176	—
Options	2,666,457	2,384,063
Warrants	15,896,867	3,664,168
	35,839,166	6,048,231

19. Segmental Reporting

The Company has two reportable operating segments. These segments are:

(i)	Betting establishments

The operating of web-based as well as land-based leisure betting establishments situated throughout Italy.

(ii)	Betting platform software and services

Provider of certified betting Platform software services to leisure betting establishments in the U.S. and 9 other countries.

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2023
	Betting establishments	Betting platform software and services	All other	Total

Purchase of Non-Current assets	$565,412	$530,771	$18,971	$1,115,154
Assets
Current assets	$4,603,773	$3,056,110	$508,937	$8,168,820
Non-Current assets	2,829,148	11,292,675	56,437	14,178,260
Liabilities
Current liabilities	(8,575,115)	(3,591,448)	(1,149,880)	(13,316,443)
Non-Current liabilities	(1,565,673)	(1,617,009)	(3,145,398)	(6,328,080)
Intercompany balances	7,070,429	(7,481,138)	410,709	—
Net asset position	$4,362,562	$1,659,190	$(3,319,195)	$2,702,557

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Segmental Reporting (continued)

The operating assets and liabilities of the reportable segments are as follows:

	September 30, 2022
	Betting establishments	Betting platform software and services	All other	Total

Purchase of non-current assets	$214,805	$64,721	$76,413	$355,939
Assets
Current assets	$6,002,886	$3,540,566	$205,740	$9,749,192
Non-current assets	2,681,303	30,048,147	115,784	32,845,234
Liabilities
Current liabilities	(5,904,785)	(2,070,572)	(1,245,773)	(9,221,130)
Non-current liabilities	(1,358,907)	(17,819,917)	—	(19,178,824)
Intercompany balances	5,006,155	(3,887,691)	(1,118,464)	—
Net asset position	$6,426,652	$9,810,533	$(2,042,713)	$14,194,472

The segment operating results of the reportable segments are disclosed as follows:

	Nine Months ended September 30, 2023
	Betting establishments	Betting platform software and services	All other	Adjustments	Total

Net Gaming Revenue	$30,575,558	$—	$—	$—	$30,575,558
Betting platform and services revenue	—	1,657,820	—	—	1,657,820
Intercompany Service revenue	424,340	1,732,034	—	(2,156,374)	—
	30,999,898	3,389,854	—	(2,156,374)	32,233,378
Operating expenses
Intercompany service expense	1,732,034	—	424,340	(2,156,374)	—
Selling expenses	25,963,591	194,758	—	—	26,158,349
General and administrative expenses	4,835,954	4,507,051	4,155,140	—	13,498,145
Depreciation and amortization	194,093	830,209	19,130	—	1,043,432
Total operating expenses	32,725,672	5,532,018	4,598,610	(2,156,374)	40,699,926

Loss from operations	(1,725,774)	(2,142,164)	(4,598,610)	—	(8,466,548)

Other Income (expenses)
Interest expense, net	(4,784)	(49,895)	(219,022)	—	(273,701)
Amortization of debt discount	—	—	(215,651)	—	(215,651)
Other income	12,227	1,294	—	—	13,521
Other expense	(2,398)	(2,544)	(2,075)	—	(7,017)
Loss on marketable securities	—	—	(19,999)	—	(19,999)
Total other income (expenses)	5,045	(51,145)	(456,747)	—	(502,847)

Loss before Income Taxes	(1,720,729)	(2,193,309)	(5,055,357)	—	(8,969,395)
Income tax provision	—	67,199	—	—	67,199
Net Loss from continuing operations	$(1,720,729)	(2,126,110)	(5,055,357)	—	(8,902,196)
Discontinued operations
Operating losses	—	(198,335)	—	—	(198,335)
Loss on rescission	—	(42,201)	—	—	(42,201)
	—	(240,536)	—	—	(240,536)
Net Loss	$(1,720,729)	(2,366,646)	(5,055,357)	—	(9,142,732)

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

ELYS GAME TECHNOLOGY, CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

20. Subsequent Events

On October 7, the Company entered into a market access agreement with Caesars Entertainment that would give the Company immediate access to the Colorado sports betting market, subject to regulatory approval. This agreement is the Company’s first entry into the North American mobile sports betting market. The Company introduced the “5D by Elys” mobile app under its SportBet.com brand.

On October 13, 2023, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) formally notifying the Company that the Nasdaq Hearings Panel has determined to delist the Company’s common stock from the Nasdaq Capital Market and would suspend trading of Company’s common stock on the Nasdaq Capital Market, effective at the open of business on October 17, 2023. The Panel made this determination due to the Company’s failure to achieve certain milestones under its plan of compliance, as presented to the Panel on August 1, 2023.

The Company has initiated the process of transferring the quotation of its common stock to one of the over-the-counter markets operated by OTC Markets Group Inc. The shares of the Company’s common stock began trading on the OTC Pink market on October 17, 2023 under our original symbol “ELYS.”

On November 1, 2023, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company received net proceeds of $271,000 after an original issue discount and fees of $62,000, in exchange for the issuance of a $333,000 convertible note, bearing interest at 12% per annum, maturing on August 1,2024. The note is convertible into shares of common stock at a conversion price of $0.12, upon an event of default as defined in the note. In addition, the Company issued a warrant exercisable for 500,000 shares of common stock at an exercise price of $0.30 per share and further issued 150,000 shares of common stock as commitment shares and a further 1,500,000 shares as returnable shares, to be returned when the note is repaid in full. The note amortizes in six equal monthly instalment of $62,100 commencing on February 29, 2024. The issuance of the warrant at an exercise price of $0.30 per share triggers the price protection adjustment in both the convertible notes and warrants previously issued to convertible note holders. The proceeds will be used for general working capital purposes.

Other than the above, the Company has evaluated subsequent events through the date the financial statements were issued, and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “might,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “pro forma” or the negative of these words or other words or expressions of and similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023 under the heading “Risk Factors” and the Risk Factors as described in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

We also offer B2B bookmaking and platform services to our customers in certain regulated states in the U.S. market via our subsidiaries US Bookmaking and Gameboard. We intend to focus on expanding the U.S. market. Currently, the Company operates a sportsbook in Washington D.C. through a Class B Managed Service Provider and Class B Operator license within the Grand Central Restaurant and Sportsbook and the Over Under Sportsbook Rooftop Lounge. In March 2022 the Company began providing platform and bookmaking services at Ocean Casino Resort in Atlantic City, New Jersey. Through its acquisition of US Bookmaking, the Company also provides sportsbook services to tribal casinos in New Mexico, North Dakota and Michigan.

Additionally, we provide B2B gaming technology through our Odissea subsidiary which offers the Elys betting software platform that has been designed with a unique “distributed model” architecture. The Elys platform leverages a fully integrated “omni-channel” framework that combines centralized technology for updating, servicing and operations with multi-channel functionality to accept all forms of customer payment. The omni-channel software design is fully integrated with a built-in player gaming account management system, a built-in sports-book and a virtual sports platform through our Virtual Generation subsidiary. The Platform seamlessly integrates via an application programming interface with third-party supplied products such as online casino, poker, lottery and horse racing. It also has the capability to incorporate e-sports and daily fantasy sports providers. Management is implementing a growth strategy to expand our B2B gaming technology operations in the U.S. and is considering further expansion in Canada and Latin American countries in the near future.

Our corporate group is based in North America, with an executive suite situated in Las Vegas, Nevada and Toronto, Ontario, Canada. Executives and other personnel at these offices carry-out corporate activities, handle day-to-day reporting and U.S. development planning.

For the nine months ended September 30, 2023, Multigioco generated wagering and gaming revenue from: (i) the spread on sports bet wagers, and (ii) fixed rate commissions on casino, poker, lotto and horse racing wagers from online betting web-shops and websites as well as retail betting shops located throughout Italy. Our Service revenue was generated by our Elys Platform primarily derived from bet and wager processing in Italy through Multigioco, and in the U.S., through Gameboard and US Bookmaking.

We believe that our Platform is considered one of the newest betting software platforms in the world. Our plan is to globally expand our Platform offering on a B2B basis through Europe, South America, South Africa and in the United States. During the nine months ended September 30, 2023 and 2022, we also generated revenue from royalties through authorized agents by providing our virtual sports products through our Virtual Generation subsidiary and generated service revenues through the provision of bookmaking and platform services through our subsidiaries, US Bookmaking and Gameboard. We intend to leverage our partnerships in Europe, South America, South Africa and the developing market in the United States to cross-sell our Platform services to expand the global distribution of our betting solutions.

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

This Management’s Discussion and Analysis includes a discussion of our operations for the three and nine months ended September 30, 2023 and 2022, which includes the operations of Engage IT for the eight months ended September 30, 2023.

Global Issues

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our future operating results. The U.S. and Europe has entered a period of increasing inflation, and this may impact consumption of our products and services and may increase our costs overall. However, as of the date of this report, we have not seen a material impact on our business plan related to the recent inflationary concerns in the U.S. or Europe.

Foreign Exchange Risks

We operate in several foreign countries, including Italy and Colombia. Changes and fluctuations in the foreign exchange rate between the U.S. Dollar and other foreign currencies, including the Euro and the Colombian Peso, may in future have an effect our results of operations.

Recent Developments

Nasdaq Delisting

On October 13, 2023, we received a letter from the Nasdaq Stock Market (“Nasdaq”) formally notifying the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock from the Nasdaq Capital Market. Nasdaq suspended the trading of our common stock on the Nasdaq Capital Market on October 17, 2023. The Panel made this determination due to the Company’s failure to achieve certain milestones under its plan of compliance, as presented to the Panel on August 1, 2023. We have transferred the quotation of our common stock to the over-the-counter markets operated by OTC Markets Group Inc. The shares of the Company’s common stock are currently trading under the symbol of “ELYS” on OTC Pink.

Convertible debenture issuance

On July 11, 2023, we closed a private placement offering of up to 3,000 units pursuant to Subscription Agreements with accredited investors. The investors included Gold Street Capital, which is a company owned by Gilda Ciavarella, a related party and spouse of the Company’s Executive Chairman, Michele Ciavarella, and Braydon Capital, a company owned by Claudio Ciavarella, a related party and brother of the Company’s Executive Chairman, Michele Ciavarella. The amount received from Braydon Capital included the conversion of a promissory note advanced by Braydon Capital of $360,000 and accrued interest up to the closing date. Each Unit was sold to the Investors at a per unit price of $1,000 and was comprised of (i) a 12% convertible debenture in the principal amount of $1,000 (the “Debentures”), and (ii) warrants to purchase shares of the Company’s common stock (the “Warrants”). The purpose of the private placement is to provide working capital for general corporate purposes in advance of launching the Company’s online channel and mobile app product for U.S. and Canadian markets.

The Investors purchased a total of 2,400 units and the Company issued Debentures for the total principal amount of $2,400,000 (the  “Principal Amount”) in addition, Braydon Capital converted $386,000 of promissory notes into 386 units for the total principal amount of $386,000.

The Debentures mature three years from their date of issuance and bear interest at a rate of 12% per annum compounded annually and payable on the maturity date. Each Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debentures plus all accrued and unpaid interest at a price equal to $0.40 per share by each of the Investors, except that Debentures issued to Gold Street Capital are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Debenture, at any time up to the Maturity Date. The Debentures are initially convertible into 6,951,905 shares of common stock, subject to anti-dilution adjustment as provided in the Debentures. The holder is guaranteed to receive a minimum of five months of interest in the event of an early repayment (“Redemption”) by the Company.

The Warrants are exercisable at an exercise price equal to $0.40 per share by each of the Investors, except that Warrants issued to Gold Street Capital are exercisable at the Nasdaq consolidated closing bid price (calculated to the nearest one-hundredth of one cent) of the Company common stock on the Nasdaq stock market on the Closing Date, or $0.42 per share, subject to adjustment as provided in the Warrant and expire three years after the issuance date. Each Warrant is exercisable on a cashless basis in the event that there is not an effective registration statement registering the shares underlying the Warrant at the time of exercise.

The Warrants and Debentures provide that if the Company issues or sells common stock of securities convertible or exercisable into common stock for a price lower than the exercise price or the conversion price, that the exercise price and conversion price will be reduced to such price, subject to a floor price of $0.35 and subject to certain exempt issuances set forth in the Debentures and Warrants.

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

Mobile sports betting

We recently entered into a market access agreement with Caesars Entertainment that would give us immediate access to the Colorado sports betting market, subject to regulatory approval. This agreement is the Company’s first entry into the North American mobile sports betting market. The Company introduced the “5D by Elys” mobile app under its SportBet.com brand. We expect to expand our market access with Caesars over the coming months with several significant opportunities in established gaming states.

Critical Accounting Estimates

The critical accounting policies that involved significant estimation included the following:

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q for further information.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting standards.

Results of Operations

Results of Operations for the three months ended September 30, 2023 and the three months ended September 30, 2022

Revenues

The following table represents disaggregated revenues from our gaming operations for the three months ended September 30, 2023 and 2022. Net Gaming Revenues is calculated based on Turnover (also referred to as “Handle”) which equals the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Three months ended
	September 30, 2023	September 30, 2022	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$155,827,524	$163,563,603	$(7,736,079)	(4.7)%
Turnover land-based	6,742,498	2,924,866	3,817,632	130.5%
Total Turnover	162,570,022	166,488,469	(3,918,447)	(2.4)%

Winnings/Payouts
Winnings web-based	146,425,497	152,545,450	(6,119,953)	(4.0)%
Winnings land-based	5,556,267	2,208,100	3,348,167	151.6%
Total Winnings/payouts	151,981,764	154,753,550	(2,771,786)	(1.8)%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	9,402,027	11,018,153	(1,616,126)	(14.7)%
Gross Gaming Revenues Land-based	1,186,231	716,766	469,465	65.5%
	10,588,258	11,734,919	(1,146,661)	(9.8)%

Less: Gaming Taxes	(2,567,470)	(2,822,830)	255,360	9.1%
Net Gaming Revenues	8,020,788	8,912,089	(891,301)	(10.0)%
Add: Service Revenues	443,803	679,205	(235,402)	(34.7)%
Total Revenues	$8,464,591	$9,591,294	$(1,126,703)	(11.7)%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $155.8 million and $163.5 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $7.7 million or 4.7%.

We highlight the following movements in our web-based Euro turnover: (i) sports and virtual betting turnover decreased by €3.6 million or 12.2%. During the current period we converted several web-based PVR locations into land based locations with the roll out of our acquired licenses; (ii) our casino gaming turnover decreased by approximately €18.6 million or 15.1%, primarily due to lack of suitable igaming offerings on our discontinued platform, which resulted in us switching to a new platform during September which we expect will improve our igaming offerings and user experience in future periods.

For the three months ended September 30, 2023 and 2022, all of our web-based turnover was generated by Multigioco.

 Currency impact on Web-based turnover

Our web-based turnover expressed in Euro decreased by approximately €20.4 million or 12.5%, however in U.S dollars we recorded a decrease in turnover of approximately $7.7 million or 4.7%. We would have realized a decrease in turnover of approximately $20.4 million or 12.5% on a constant currency basis. The deterioration of the third quarter average exchange rate over the prior year has resulted in a $14.4 million currency impact in our favor.

Land-based turnover

Our land-based turnover was approximately $6.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $3.8 million or 130.5%.

During the three months ended September 30, 2023, the newly activated land-based locations had a positive impact on our land-based turnover and our GGR, discussed below.

We highlight that our land-based Euro turnover increased by €3.4 million or 118.3%, including an increase in sports betting turnover of €2.0 million or 92.3% and an increase in virtual sports betting of €1.3 million or 243.5%, as a direct result of the increase in our number of land-based locations. We typically earn higher margins on sports and virtual sports betting.

For the three months ended September 30, 2023 and 2022, all of our land-based turnover was generated by Multigioco.

Currency impact on land-based turnover

Our land-based turnover expressed in Euro increased by approximately €3.4 million or 118.3%, however in U.S dollars we recorded an increase in turnover of $3.8 million or 130.5%. We would have realized turnover growth of approximately $3.2 million or 109.2% on a constant currency basis. The deterioration of the third quarter average exchange rate over the prior year has resulted in a $0.6 million currency impact in our favor.

Gross Gaming Revenue (“GGR”)

Gross Gaming Revenue was approximately $10.6 million (€9.7 million) and $11.7 million (€11.7 million) for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1.1 million or 9.8%. The decrease in GGR in Euro was €2.0 million or 17.1%. Refer to Currency Impact on Gross Gaming Revenues below.

The percentage of payouts on web-based turnover increased to 94.0% from 93.3% and on land-based turnover increased to 82.4% from 75.5%, for the three months ended September 30, 2023 and 2022, respectively.

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

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the three months ended September 30, 2023, is as follows: sports betting turnover represented 45.2% (compared to September 30, 2022 of 51.0%); casino style games represented 50.0% (compared to September 30, 2022 of 47.3%); and other was 4.8% (compared to September 30, 2022 of 1.7%).

The margin earned on our sports-book averaged 14.5% (compared to September 30, 2022 of 18.8%) and our casino style games averaged 4.2% (compared to September 30, 2022 of 4.1%), resulting in a blended GGR of 6.5% (compared to September 30, 2022 of 7.0%). The overall reduction in turnover, as discussed above, and the lower margin earned on the sportsbook resulted in a negative impact on GGR of $1.1 million.

Currency impact on Gross Gaming Revenues

Our GGR expressed in Euro decreased by approximately €2.0 million or 17.1%, however in U.S dollars we recorded a reduction in GGR of $1.1 million or 9.8%. We would have realized a reduction in GGR of approximately $2.2 million or 18.5% on a constant currency basis.

Gaming Taxes

Gaming taxes decreased by approximately $0.3 million or 9.1%. Gaming taxes are a percentage of GGR and increased to 24.3% from 24.1%, for the three months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to the mix of our Gross Gaming Revenues with higher taxes on casino operations and lower taxes on sports betting, with the mix swayed towards casino operations, resulting in a marginal gaming tax rate increase.

Service Revenues

Service revenues decreased by approximately $0.2 million or 34.7%. This is primarily due to a reduction in service revenues from our U.S. operations as we continue to stabilize the US Bookmaking operation. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

Selling expenses includes both commissions that are paid to our sales agents as a percentage of turnover (handle), which is not affected by winnings paid out, and a percentage of GGR which is affected by winnings paid out. We also incur fees paid to third party providers, based on Net Gaming Revenues (“NGR”). Therefore, increases in turnover (handle), correlate with increases in selling expenses and may result in only a slight increase in overall revenue if winnings or payouts, that are subject to the unknown outcome of sports events that we have no control over, are outside of our normal expectations The percentage of selling expenses to turnover remained stable at 4.1% for the three months ended September 30, 2023 and 2022, respectively. Based on the mix of commissions paid on turnover to commissions paid on GGR and NGR. However, due to the lower margins earned during the current quarter on our sportsbook, the percentage of selling expenses as a percentage of GGR increased from 58.5% to 63.5%.

We incurred selling expenses of approximately $6.7 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.2 million or 2.9%.

General and administrative Expenses

General and administrative expenses were approximately $4.3 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1.1 million or 19.8%. The aggregate decrease over the prior year is attributable to the following: (i) a decrease in personnel costs of costs of $1.5 million, consisting of a decrease in stock-based compensation of $1.9 million, and (ii) an increase in General and administrative expenses of approximately $0.4 million. The decrease in stock-based compensation is primarily due to a reduction of restricted stock issued to key IT management offset by a reduction in salaries and wages at the corporate level.

Depreciation and amortization

Depreciation and amortization was approximately $0.35 million and $0.42 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.07 million was primarily due to the impact on the current year amortization of intangibles, due to the prior year impairment of long-lived intangible assets associated with the acquisition of US Bookmaking.

Loss from Operations

Loss from operations was approximately $2.9 million and $3.1 million for the three months ended September 30, 2023 and 2022, a decrease of $0.2 million. The decrease in general and administrative expenses and selling expenses was offset by a decrease in Revenue, as discussed above.

Interest expense, net

Interest expense, net, was approximately $0.16 million and $0.01 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.15 million. The increase is primarily due to the convertible debt funding advanced to us during the current year and the promissory note funding advanced to us during the second and third quarters of the prior year.

Amortization of debt discount

Amortization of debt discount was approximately $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase is due to the amortization of debt discount related to the convertible notes issued during the current year.

Other income

Other income was approximately $0.01 million and $0.02 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.01 million.

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0 and $0.5 million for the three months ended September 30, 2023 and 2022 respectively, a decrease of approximately $0.5 million. The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of US Bookmaking. In the prior year, the entire contingent purchase consideration was impaired based on management’s estimation that earning the contingent purchase consideration was extremely remote.

Other expense

Other expense was $0.0 million and $0.05 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.05 million or 100.0%. The amounts are immaterial for the three months September 30, 2023 and 2022.

Gain (Loss) on Marketable Securities

The loss on marketable securities was approximately $0.0 million and $0.05 million for the three months ended September 30, 2023 and 2022.

Loss Before Income Taxes

Loss before income taxes was approximately $3.2 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.5 million or 11.7%. The decrease in loss before income taxes was primarily due to a decrease in the changes in fair value of contingent purchase consideration, offset by an increase in interest expense and amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $0.00 million and a charge of $0.17 million  for the three months ended September 30, 2023 and 2022, respectively. The income tax provision included a deferred taxation credit of approximately $0.00 million and $0.08 million related to platform development costs which reverse over the life of the platform.

Net Loss from continuing operations

Net loss from continuing operations was approximately $3.2 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.6 million or 15.7%, primarily due to the decrease in loss before income taxes as discussed above.

Net loss from discontinued operations

Net loss from discontinued operations was approximately $0.08 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.08 million. Effective July 17, 2023, we rescinded the acquisition of Engage IT, which was originally acquired on January 2023. This resulted in a loss on rescission of $0.04 million and a loss from operations of $0.04 million for the three-month period.

Net loss

Net loss was approximately $3.3 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.5 million or 13.7%. The decrease is primarily due to the decrease in the loss from continuing operations offset by the loss on discontinued operations, as discussed in detail above.

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

We recorded a foreign currency translation loss of approximately $(0.1) million and $(0.4) million for the three months ended September 30, 2023 and 2022, respectively. During the current quarter, the U.S. dollar weakened slightly against the year-end Euro closing rate.

Results of Operations for the nine months ended September 30, 2023 and the nine months ended September 30, 2022

Revenues

The following table represents disaggregated revenues from our gaming operations for the nine months ended September 30, 2023 and 2022. Net Gaming Revenues is calculated based on Turnover (also referred to as “Handle”), which equals the total bets processed for the period, less customer winnings paid out, and taxes due to government authorities. Service Revenues is revenue invoiced for our Elys software service and royalties invoiced for the sale of virtual products.

	Nine months ended
	September 30, 2023	September 30, 2022	Increase (decrease)	Percentage change
Turnover
Turnover web-based	$561,242,461	$565,785,709	$(4,543,248)	(0.8)%
Turnover land-based	24,532,148	6,528,054	18,004,094	275.8%
Total Turnover	585,774,609	572,313,763	13,460,846	2.4%

Winnings/Payouts
Winnings web-based	525,524,328	527,323,323	(1,798,995)	(0.3)%
Winnings land-based	19,985,902	5,166,387	14,819,515	286.8%
Total Winnings/payouts	545,510,230	532,489,710	13,020,520	2,39%

Gross Gaming Revenues
Gross Gaming Revenues Web-based	35,718,133	38,462,386	(2,744,253)	(7.1)%
Gross Gaming Revenues Land-based	4,546,246	1,361,667	3,184,579	233.9%
	40,264,379	39,824,053	440,326	1.1%

Less: Gaming Taxes	(9,688,820)	(9,671,040)	17,780	0.2%
Net Gaming Revenues	30,575,559	30,153,013	422,546	1.4%
Add: Service Revenues	1,657,820	2,022,002	(364,182)	(18.0)%
Total Revenues	$32,233,378	$32,175,015	$58,363	0.2%

Total Revenues

The change in total revenues is primarily due to the following:

Web-based turnover

Our web-based turnover was approximately $561.2 million and $565.7 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $4.5 million or 0.8%.

We highlight the following movements in our web-based Euro turnover: (i) sports betting turnover increased significantly by approximately €15.8 million or 15.6%; offset by; (ii) a decrease in our casino gaming turnover by approximately €7.9 million or 2.1%; and (iii) a reduction in on-line poker €20.8 million or 37.0%, primarily due to lack of suitable igaming offerings on our discontinued platform, which resulted in us switching to a new platform during September which we expect will improve our igaming offerings and user experience in future periods. In addition, one of our providers, Microgame, had a platform outage for a period of ten days, that affected our operations adversely.

For the nine months ended September 30, 2023 and 2022, all of our web-based turnover was generated by Multigioco.

Currency impact on Web-based turnover

Our web-based turnover expressed in Euro decreased by approximately €13.2 million or 2.5%, however in U.S dollars we recorded a decrease in turnover of $4.5 million or 0.8%. We would have realized turnover growth of approximately $14.1 million or 2.5% on a constant currency basis.

Land-based turnover

Our land-based turnover was approximately $24.5 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $18.0 million or 275.8%.

During the nine months ended September 30, 2023, the 63 newly activated land-based locations had a significantly positive impact on our land-based turnover and our GGR, discussed below.

We highlight that our land-based Euro turnover increased by €16.5 million or 269.4%, including an increase in sports betting turnover of €13.1 million or 339.7% and an increase in virtual sports betting of €3.5 million or 197.6%, as a direct result of the increase in our number of land-based locations. We typically earn higher margins on sports and virtual sports betting.

For the nine months ended September 30, 2023 and 2022, all of our land-based turnover was generated by Multigioco.

Currency impact on land-based turnover

Our land-based turnover expressed in Euro increased by approximately €16.5 million or 269.4%, however in U.S dollars we recorded an increase in turnover of $18.0 million or 275.8%. We would have realized turnover growth of approximately $17.6 million or 269.4% on a constant currency basis.

Gross Gaming Revenue (“GGR”)

Gross Gaming Revenue was approximately $40.3 million (€37.1 million) and $39.8 million (€37.4 million) for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.5 million or 1.1%. The Euro GGR decreased by €0.2 million or 0.6%. Refer to Currency Impact on Gross Gaming Revenues below.

The percentage of payouts on web-based turnover increased to 93.6% from 93.2% and on land-based turnover increased to 81.5% from 79.1%, for the nine months ended September 30, 2023 and 2022, respectively.

The return on casino type games is typically fixed at a certain percentage while the return on skill games is dependent on the skill of the players but does not vary significantly from year to year, however, the return on sports betting is dependent on the outcome of the sporting games which is unpredictable and is managed by our risk management team, generally producing a better return than the other revenue streams.

The turnover mix impacts our Gross Gaming Revenue (“GGR”). Our turnover for the nine months ended September 30, 2023, is as follows: sports betting turnover represented 54.9% (compared to September 30, 2022 of 50.2%); casino style games represented 36.7% (compared to September 30, 2022 of 40.6%); and other was 8.4% (compared to September 30, 2022 of 9.2%).

The margin earned on our sports-book averaged 15.3% (compared to September 30, 2022 of 17.9%) and our casino style games averaged 4.0% (compared to September 30, 2022 of 4.4%), resulting in a blended GGR of 6.9% (compared to September 30, 2022 of 7.0%). The significant decrease in sports betting payout had a negative impact on our blended GGR, also emphasized by the contraction in overall turnover, the dynamics of which show a contraction in online gaming across the board of all games we offered during the period reported.

Currency impact on Gross Gaming Revenues

Our GGR expressed in Euro decreased by approximately €0.2 million or 0.6%, however in U.S dollars we recorded an increase in GGR of $0.4 million or 1.1%. We would have realized a reduction in our GGR of approximately $0.2 million or 0.6% on a constant currency basis.

Gaming Taxes

Gaming taxes increased by approximately $0.02 million or 0.2%. Gaming taxes are a percentage of GGR decreased to 24.1% from 24.3%, for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to the mix of our Gross Gaming Revenues with lower overall tax on sports betting operations compared to other casino type products.

Service Revenues

Service revenues decreased by approximately $0.4 million or 18.0%. This is primarily due to a reduction in service revenues from our US operations due to the loss of some revenue in our US Bookmaking operation. This revenue remains insignificant to total revenues during the periods presented.

Selling expenses

Selling expenses includes both commissions that are paid to our sales agents as a percentage of turnover (handle), which is not affected by winnings paid out, and a percentage of GGR which is affected by winnings paid out. We also incur fees paid to third party providers, based on Net Gaming Revenues (“NGR”). Therefore, increases in turnover (handle), will mostly result in increases in selling expenses and may result in only a slight increase in overall revenue if winnings or payouts, that are subject to the unknown outcome of sports events that we have no control over, are outside of our normal expectations. The percentage of selling expenses to turnover increased to 4.5% from 4.2% for the nine months ended September 30, 2023 and 2022, respectively, based on the mix of commissions paid on turnover and commissions paid on GGR and NGR.

We incurred selling expenses of approximately $26.2 million and $24.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $2.2 million or 8.9%.

General and Administrative Expenses

General and administrative expenses were approximately $13.5 million and $14.3 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.8 million or 5.4%. The aggregate decrease over the prior year is attributable to the following: (i) a decrease in personnel costs of $1.3 million, consisting of a decrease in stock-based compensation of $2.0 million and an increase in salaries and wages of approximately $0.7 million. The decrease in stock-based compensation is primarily due to the issuance of restricted stock to key IT management and the salaries and wages associated with the expansion in Multigioco, offset by a reduction in salaries and wages at the corporate level.

Depreciation and amortization

Depreciation and amortization was approximately $1.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.3 million, primarily due to the impact on the current year amortization of intangibles due to the prior year impairment of long-lived intangible assets associated with the acquisition of US Bookmaking.

Restructuring and severance expenses

Restructuring and severance expenses were approximately $0.0 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Management has embarked on a cost reduction exercise, streamlining operations and eliminating duplicated effort wherever possible, ensuring that management is lean and efficient. We eliminated a senior role within the corporate office resulting in a severance expense of approximately $0.4 million and an acceleration of a non-cash stock-based compensation charge of approximately $0.8 million, for an immediate vesting of options.

Loss from Operations

The loss from operations was approximately $8.5 million and $8.7 million for the nine months ended September 30, 2023 and 2022, a decrease of $0.2 million, primarily due to an increase in selling expenses, offset by a reduction in general and administrative expenses and restructuring and severance expenses, as discussed above.

Interest expense, net

Interest expense, net, was approximately $0.27 million and $0.02 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.25 million. The increase is primarily due to the convertible debt funding advanced to us during the current year and the promissory note funding advanced to us during the second and third quarters of the prior year.

Amortization of debt discount

Amortization of debt discount was approximately $0.22 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.22 million. The increase is due to the amortization of debt discount on the convertible notes issued during the current year.

Other income

Other income was approximately $0.01 million and $0.09 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.08 million. The amounts are immaterial for the nine months September 30, 2023 and 2022..

Change in fair value of contingent purchase consideration

Change in fair value of contingent purchase consideration was approximately $0.0 million and $1.4 million for the nine months ended September 30, 2023 and 2022 respectively, a decrease of approximately $1.4 million.  The change in fair value of contingent purchase consideration is the accretion expense associated with the present value of contingent purchase consideration due on the acquisition of US Bookmaking. In the prior year, the entire contingent purchase consideration was impaired based on management’s estimation that earning the contingent purchase consideration was extremely remote.

 Other expense

Other expense was approximately $0.01 million and $0.06 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.05 million. The amounts are immaterial for the nine months September 30, 2023 and 2022.

Gain (Loss) on Marketable Securities

The loss on marketable securities was approximately $0.02 million and the gain on marketable securities was $0.04 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.06 million or 146.2%. During the current period, the shares in Zoompass were written down entirely due to the lack of activity at Zoompass.

Loss Before Income Taxes

Loss before income taxes was approximately $9.0 million and $10.0 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $1.0 million. The decrease in loss before income taxes was primarily due to a decrease in the changes in fair value of contingent purchase consideration, offset by an increase in loss from operations, interest expense and amortization of debt discount, as discussed above.

Income Tax Provision

The income tax provision was a credit of approximately $0.06 million and a charge of $0.20 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax provision included a deferred taxation credit of approximately $0.1 million and $0.2 million related to platform development costs which reverse over the life of the platform.

Net Loss from continuing operations

Net loss from continuing operations was approximately $8.9 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $1.3 million or 12.7%, primarily due to the decrease in loss before income taxes, offset by the decrease in taxation provision as discussed above.

Net loss from discontinued operations

Net loss from discontinued operations was approximately $0.24 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.24 million. Effective July 17, 2023, we rescinded the acquisition of Engage IT, which was originally acquired on January 2023. This resulted in a loss on rescission of $0.04 million and a loss from operations of $0.2 million for the nine-month period.

Net loss

Net loss was approximately $9.1 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1.1 million or 10.3%. The decrease is primarily due to the decrease in the loss from continuing operations offset by the loss on discontinued operations, as discussed in detail above.

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

We recorded a foreign currency translation loss of approximately $0.01 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. During the current quarter the U.S. dollar weakened slightly against the year-end Euro closing rate.

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

We finance our business primarily through debt and equity placements and cash generated from operations. Our ability to generate sufficient cash flow from operations is dependent on the continued demand for our gaming services we offer to our customers through our land-based and web-based locations as well as the gaming platforms we license to third parties.

We finance our business to provide adequate funding for at least 12 months based on forecasted operating results and working capital needs, and in the future, we anticipate that we will need to raise additional cash through equity or debt funding.

Recently we have financed our business through convertible debt placements due to unfavorable equity market conditions. Previously we financed our business through registered direct offerings and to a very limited extent, through the sale of shares of our common stock pursuant to the terms of an Open Market Sales AgreementSM (“ATM”) that we entered into with Jefferies LLC on November 19, 2021. Due to the delisting off of the Nasdaq Capital Markets, the ATM is no longer available to us.

On January 30, 2023, May 5, 2023 and July 11, 2023 we closed a convertible note funding for gross proceeds of $5,136,000, and we issued warrants exercisable for 12,044,467 shares of common stock to the convertible note holders as part of the funding arrangement. The funding included gross proceeds of $4,786,000 from related parties.

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

Assets

At September 30, 2023 and December 31, 2022, we had total assets of approximately $22.3 million and $21.4 million, respectively, an increase of $0.9 million. The increase is primarily due to an increase of $1.7 million in prepaid expenses due to the ongoing costs incurred in developing a newly licensed platform for the regulated U.S. market, an increase in property and equipment of $0.4 million, offset by a decrease in cash and restricted cash balances of $1.2 million.

Liabilities

At September 30, 2023 and December 31, 2022, we had approximately $19.6 million and $14.2 million in total liabilities, respectively, an increase of $5.4 million. The increase is primarily attributable to an increase in convertible notes payable of $3.1 million, net of debt discount of $2.2 million, an increase in accounts payable and accrued liabilities of $2.1 million an increase in gaming accounts payable of $1.3 million, gaming accounts payable fluctuate depending upon the timing of weekly settlements with our agents and vendors and the level of activity in our players accounts.

Working Capital

The working capital deficit was approximately $5.1 million and $3.9 million at September 30, 2023 and December 31, 2022, respectively.

Accumulated Deficit

We had an accumulated deficit of $75.6 million and $66.5 million as of September 30, 2023 and December 31, 2022, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $4.8 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.2 million or 5.1%.

The increase in cash used in operating activities is primarily due to the following:

•	A decrease in operating losses of approximately $1.3 million, as discussed under results of operations above;

•	An increase in the movement of changes in operating assets and liabilities of $1.7 million, primarily due to the following: (i) an increase in the movement of accounts payable and accrued liabilities of $2.3 million, primarily due to the timing of payments to our suppliers and vendors; (ii) an increase in the movement of gaming account liabilities of $0.6 million; (iii) a decrease in the movement of prepaid expenses of $0.3 million, primarily due to lower investment in platform costs during the current period; (iv) a decrease in the movement in accounts receivable balances of $0.3 million, as we improve our efficiency in collecting commissions due to us; offset by (v) an increase in the movement of gaming accounts receivable of $1.4 million, which is a function of the timing of funds settlement with our agents; and (vi) a decrease in the movement of taxes payable of $0.5 million, primarily due to lower taxable income during the current period;

•	A decrease of $3.1 million in non-cash movements, primarily due to the following: (i) the movement of the change in fair value of contingent purchase consideration of $1.4 million, the contingent purchase consideration was impaired during December 2022 as we believe that the US Bookmaking sellers will not reach their earnout targets; (ii) a reduction in the movement of share based compensation of $1.3 million, primarily due to restricted stock awarded to certain key members of management in the prior year; (iii) a decrease in the movement of stock option compensation expense of $0.8 million, primarily due to the acceleration of severance related stock expense in the prior year; and (iv) a decrease in the movement of depreciation and amortization expense of $0.3 million, primarily due to the impact of the impairment of intangibles relating to US Bookmaking in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.4 million, an increase of $0.6 million. The increase is primarily due to the capitalization of platform development expenses of $0.5 million and the acquisition of computer software to support the Multigioco operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $4.7 million and $3.7 million, an increase of $1.0 million. During the current period, we raised $4.4 million from convertible note funding and a further $0.35 million from promissory notes, subsequently converted into convertible debt funding, to support the operations and, in the prior year, we raised approximately $3.1 million from a registered directed placement and a further advance of $0.36 million from a related party to fund the US Bookmakers operation.

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

Related Party Transactions

Promissory notes payable – Related Parties

On July 11, 2023, Braydon Capital, a company owned by the brother of the Company’s Executive Chairman, converted the promissory note in the principal amount of $360,000 plus accrued interest thereon of $26,000 into a convertible promissory note. In conjunction with the promissory note, Braydon Capital was issued a three-year warrant exercisable for 1,965,000 shares of common stock at an exercise price of $0.40 per share.

The movement on promissory notes payable – Related Parties, consists of the following:

	September 30, 2023	December 31, 2022
Principal outstanding
Opening balance as of January 1, 2023 and 2022, respectively.	$715,000	$50,000
Loans advanced – Braydon Capital Corp	—	360,000
Loans advanced – Victor Salerno	—	305,000
Loan converted to convertible note – Braydon Capital	(360,000)
Closing balance as of September 30 2023 and December 31, 2022, respectively.	355,000	715,000

Accrued Interest
Opening balance as of January 1, 2023 and 2022, respectively.	37,000	1,878
Accrued interest	45,939	35,122
Interest converted to convertible note – Braydon Capital	(26,000)	—
Closing balance as of September 30 2023 and December 31, 2022, respectively.	56,939	37,000

Total	$411,939	$752,000

Convertible notes payable – Related parties

On January 30, 2023, we issued convertible notes payable, as disclosed under Note 11 above. Forte Fixtures subscribed for $500,000 of the convertible notes, Forte Fixtures is owned by Claudio Ciavarella, the brother of our Executive Chairman, Michele Ciavarella.

On May 4 , 2023, we issued convertible notes payable as disclosed under Note 11 above. Gold Street Capital subscribed for the full $1,500,000 of the convertible notes, in addition, On July 11, 2023, we issued convertible notes payable, as disclosed under Note 11 above. Gold Street Capital subscribed for $2,000,000 of the convertible notes. Gold Street Capital is owned by Gilda Ciavarella, the spouse of our Executive Chairman, Michele Ciavarella.

On July 11, 2023, included in the convertible notes payable, as disclosed under Note 11 above, Braydon Capital Corp subscribed for $786,000 of the convertible note, $400,000 as a cash subscription and an additional $386,000 by converting a promissory note, as described under Promissory Notes payable – Related Parties, above. Braydon Capital is owned by Claudio Ciavarella, the brother of our Executive Chairman, Michele Ciavarella.

Convertible notes payable – related party, consists of the following:

September 30, 2023
Principal outstanding
Opening balance as of January 1, 2023	$—
Advances to the Company	4,400,000
Conversion of promissory note into convertible note – Braydon Capital Corp	386,000
Closing balance as of September 30, 2023	4,786,000

Accrued Interest
Opening balance as of January 1, 2023	—
Accrued interest	189,722
Closing balance as of September 30, 2023	189,722

Debt Discount
Opening balance as of January 1, 2023	—
Debt discount on relative fair value of warrants	(2,224,241)
Amortization of debt discount	184,568
Closing balance as of September 30, 2023	(2,039,673)

Total	$2,936,049

Related Party (Payables) Receivables

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

	September 30, 2023	December 31, 2022
Related Party payable
Engage IT Services, Srl	$—	$(406,467)
Luca Pasquini	(1,240)	(459)
Michele Ciavarella	(45,676)	(15,203)
	$(46,916)	$(422,129)

Related Party Receivable
Victor Salerno	$22,511	$22,511
	$22,511	$22,511

Engage IT Services, Srl.

The Company acquired Engage IT with effect from January 29, 2023. Engage IT performed software development work for the Company’s wholly owned subsidiary, Gameboard. As of December 31, 2022, Gameboard owed Engage IT $406,467 for development work performed. The Company rescinded the acquisition of Engage IT with effect from July 17, 2023, per an agreement reached with the Sellers, see Note 4 above.

Luca Pasquini

On September 26, 2022, Mr. Pasquini was awarded 500,000 restricted shares of common stock valued at $226,800 for services rendered to the Company.

On January 29, 2023, the Company acquired Engage IT, Mr. Pasquini owned 34% of Engage IT prior to the acquisition. The purchase price was settled by the issuance of common stock, of which Mr. Pasquini received 1,026,277 shares of common stock which resulted in him becoming an effective 5.7% shareholder of the Company. Effective July 17, 2023, the Company agreed to rescind the acquisition of Engage IT which resulted in the return of the 1,026,277 shares issued to Luca Pasquini, to the Company’s control. See Note 4 above.

Michele Ciavarella

On September 26, 2022, Mr. Ciavarella was awarded 300,000 restricted shares of common stock valued at $136,080 for services rendered to us.

On February 14, 2023, Mr. Ciavarella, our Executive Chairman and interim CEO, voluntarily offered and agreed to reduce his annual base compensation to $372,000 for fiscal 2023, subject to a review of his total compensation package.

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

On September 26, 2022, Mr. Reali was awarded 200,000 restricted shares of common stock valued at $90,720 for services rendered to us.

Victor Salerno

Prior to the acquisition of US Bookmaking, Victor Salerno had advanced US Bookmaking $100,000 of which $50,000 was forgiven and the remaining $50,000 is still owing to Mr. Salerno, which amount earns interest at 8% per annum, compounded monthly and is repayable on October 1, 2022.

Between February 23, 2022 and September 22, 2022, Mr. Salerno advanced US Bookmaking an additional $305,000 in terms of purported promissory notes, bearing interest at 10% per annum and repayable between June 30, 2022 and November 30, 2022. These purported promissory notes contain a default clause whereby any unpaid principal would attract an additional 25% penalty and additional interest of 5% per annum. These notes were advanced to US Bookmaking without our consent, which is required as per the terms of the Members Interest Purchase Agreement entered into on July 15, 2021. Therefore, we acknowledge the advance of funds to US Bookmaking by Mr. Salerno, however the terms of the advance and the default penalty have not been accepted and are subject to negotiation or dispute. As of September 30, 2023, these notes remain outstanding. Interest has been accrued on these notes, however we intend to dispute the validity of these notes and have accordingly not repaid the accrued penalty interest in terms of these notes.

On January 23, 2023, Mr. Salerno voluntarily resigned as a member of the Board.

Paul Sallwasser

On February 14, 2023, we granted Mr. Sallwasser ten-year options exercisable for 154,132 shares of common stock at an exercise price of $0.89 per share, of which 77,254 vested immediately and the remaining 76,878 vesting equally over a ten- month period commencing on March 1, 2023.

Steven Shallcross

On February 14, 2023, we granted Mr. Shallcross ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, we issued Mr. Shallcross 22,472 shares of common stock valued at $20,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Shallcross.

Andrea Mandel-Mantello

On February 14, 2023, we granted Mr. Mandel-Mantello ten-year options exercisable for 131,631 shares of common stock at an exercise price of $0.89 per share, of which 54,753 vested immediately and the remaining 76,878 vesting equally over a ten-month period commencing on March 1, 2023.

On February 14, 2023, we issued Mr. Mandel-Mantello 44,944 shares of common stock valued at $40,000 from the 2018 equity incentive plan in lieu of 2022 cash director’s fees owing to Mr. Mandel-Mantello.

Aiden Ciavarella

We recently employed Aiden Ciavarella to train as part of our U.S. project and risk management team lead. Aiden earns an annual salary of $85,000. The Company does not have a formal employment agreement with Aiden who is the son of our Executive Chairman, Michele Ciavarella.

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

As required by SEC Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that due to our limited resources our disclosure controls and procedures were not effective. Specifically, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which can result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

There were no further changes made to our available personnel during the three months ended September 30, 2023, we continue to address our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over the next 12 to 24 months. These changes included assigning clear tasks to an outside consultant that occurred during the previous quarter and is reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses and we anticipate that we will incur additional losses in the development of our business. For the nine months ended September 30, 2023 we had a net loss of $9.1 million and for the year ended December 31, 2022 we had a net loss of $18.3 million, after an intangible impairment charge of $20.6 million and a revised contingent purchase consideration credit of $12.9 million. We had accumulated deficits of $75.6 million and $66.5 million for the periods ended September 30, 2023 and December 31, 2022, respectively. Since we are currently in the early stages of our development and strategy, we intend to continue to invest in sales and marketing, product and solution development and operations, including the hiring of additional personnel, upgrading our technology and infrastructure and expanding into new geographical markets. Even if we are successful in increasing our customer base, we expect to also incur increased losses in the short term. Costs associated with entering new markets, acquiring clients, customers and operators are generally incurred up front, while service and transactional revenues are generally recognized at future dates if at all. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of September 30, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report on our annual financial statements for the year ended December 31, 2022, that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to raise additional funding or extend our debt or obtain additional capital on reasonable terms, if at all. Our financial statements do not include any adjustments that would result from the outcome of this uncertainty.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and as of September 30, 2023 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and small number of employees. Due to limited staffing, we are not always able to detect minor errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to our Business

Our research and development efforts are costly and subject to international risks and may not contribute significantly to revenues for several years, if at all.

In order to remain competitive, we must continue to invest in research and development. During the nine months ended September 30, 2023 and 2022, we spent approximately $1.9 million and $0.9 million for research and development and during the years ended December 31, 2022 and 2021, we spent approximately $1.1 million and $2.0 million for research and development, respectively, this R&D is mainly compromised of salary and wages at Odissea our platform supply company and a third party vendor, Engage IT, which the Company has subsequently acquired. This company is creating a custom-made platform for us. We have made and continue to make significant investments in development and related opportunities, such as our acquisition of US Bookmaking and Engage IT, and these investments could adversely affect our operating results if not offset by increases in revenues. However, we may not receive significant revenue from these investments for several years, if at all.

Further, our competitors may expend a greater amount of funds on their research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially and adversely affect our business and results of operations.

Our common stock was delisted from the Nasdaq Stock Market, which has adversely affected our stock price and the liquidity of our stock and could impact our ability to obtain financing could be impaired.

On October 13, 2023, we received a letter from the Nasdaq Stock Market (“Nasdaq”) formally notifying the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock from the Nasdaq Capital Market. Nasdaq suspended the trading of our common stock on the Nasdaq Capital Market on October 17, 2023. The Panel made this determination due to the Company’s failure to achieve certain milestones under its plan of compliance, as presented to the Panel on August 1, 2023. We have transferred the quotation of our common stock to the over-the-counter markets operated by OTC Markets Group Inc. The shares of the Company’s common stock are currently trading under the symbol of “ELYS” on OTC Pink.

The delisting of our common stock from Nasdaq has negatively impact our Company and holders of our common stock, including the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. In addition, since our common stock is traded on the over-the-counter market, the application of the “penny stock” rules may adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. Since our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock is considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. The delisting from Nasdaq has or may further adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and business partners, and limit our access to debt and equity financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2023, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we received net proceeds of $271,000 after an original issue discount and fees of $62,000, in exchange for the issuance of a $333,000 convertible note, bearing interest at 12% per annum, maturing on August 1,2024. The note is convertible into shares of common stock at a conversion price of $0.12 per share, upon an event of default as defined in the note. In addition, we issued a warrant exercisable for 500,000 shares of common stock at an exercise price of $0.30 per share and further issued 150,000 shares of common stock as commitment shares and a further 1,500,000 shares as returnable shares, to be returned when the note is repaid in full. The note amortizes in six equal monthly instalments of $62,100 commencing on February 29, 2024. The proceeds will be used for general working capital purposes.

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

Date: November 20, 2023	Elys Game Technology, Corp.
By: /s/ Michele Ciavarella
Michele Ciavarella Interim Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Carlo Reali
Carlo Reali Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)